Form 10-K
period 2014-10-31
EATON VANCE CORP
filed 2014-12-19
CIK 350797

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended October 31, 2014

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Aggregate market value of Non-Voting Common Stock held by non-affiliates of the Registrant, based on the closing price of $36.07 on April 30, 2014 on the New York Stock Exchange was $4,206,820,679. Calculation of holdings by non-affiliates is based upon the assumption, for these purposes only, that executive officers, directors, and persons holding 5 percent or more of the registrant’s Non-Voting Common Stock are affiliates.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the close of the latest practicable date.

Class:	Outstanding at October 31, 2014
Non-Voting Common Stock, $0.00390625 par value	117,846,273
Voting Common Stock, $0.00390625 par value	415,078

Eaton Vance Corp.

Form 10-K

For the Fiscal Year Ended October 31, 2014

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, intentions or strategies regarding the future. All statements, other than statements of historical facts, included in this Annual Report on Form 10-K regarding our financial position, business strategy and other plans and objectives for future operations are forward-looking statements. The terms “ may,” “will,” “could,” “anticipate,” “plan,” “continue,” “project,” “intend,” “estimate,” “believe,” “expect” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such words. Although we believe that the assumptions and expectations reflected in such forward-looking statements are reasonable, we can give no assurance that they will prove to have been correct or that we will take any actions that may now be planned. Certain important factors that could cause actual results to differ materially from our expectations are disclosed in Item 1A, “Risk Factors.” All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by such factors. We disclaim any intention or obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Item 1.  Business

General

Our principal business is managing investment funds and providing investment management and advisory services to high-net-worth individuals and institutions. We seek to develop and sustain management expertise across a range of investment disciplines and to offer leading investment products and services through multiple distribution channels. In executing this strategy, we have developed broadly diversified investment management capabilities and a highly functional marketing, distribution and customer service organization. We measure our success as a Company based on investment performance delivered, reputation in the marketplace, progress achieving strategic objectives, employee development and satisfaction, business and financial results, and shareholder value created.

Through our subsidiaries Eaton Vance Management (“EVM”) and Atlanta Capital Management, LLC (“Atlanta Capital”) and other affiliates, we manage active equity, income and alternative strategies across a range of investment styles and asset classes, including U.S. and global equities, floating-rate bank loans, municipal bonds, global income, high-yield and investment grade bonds. Through our subsidiary Parametric Portfolio Associates LLC (“Parametric”), we manage a range of engineered alpha strategies, including systematic equity, systematic alternatives and managed options strategies, and provide portfolio implementation services, including tax-managed core and specialty index strategies, customized exposure management services and centralized portfolio management of multi-manager portfolios. We also oversee the management of, and distribute, investment funds sub-advised by third-party managers, including global, regional and sector equity, commodity and asset allocation strategies. Our breadth of investment management capabilities supports a wide range of products and services offered to fund shareholders, retail managed account investors, institutional investors and high-net-worth clients. Although we manage and distribute a wide range of investment products and services, we operate in one business segment, namely as an investment adviser to funds and separate accounts.

We distribute our funds and separately managed accounts principally through financial intermediaries in the advisory channel. We have a broad reach in the retail marketplace, with distribution partners including national and regional broker-dealers, independent broker-dealers, registered investment advisors, banks and insurance companies. We support these distribution partners with a team of approximately 130 sales professionals covering U.S. and international markets.

We also commit significant resources to serving institutional and high-net-worth clients who access investment management services on a direct basis. Through our wholly owned affiliates and consolidated subsidiaries, we manage investments for a broad range of clients in the institutional and high-net-worth marketplace in the U.S. and internationally, including corporations, sovereign wealth funds, endowments, foundations, family offices and public and private employee retirement plans.

Company History

We have been in the investment management business for 90 years, tracing our history to two Boston-based investment managers: Eaton & Howard, formed in 1924, and Vance, Sanders & Company, organized in 1934. Eaton & Howard, Vance Sanders, Inc. (renamed Eaton Vance Management, Inc. in June 1984 and reorganized as Eaton Vance Management in October 1990) was formed upon the acquisition of Eaton & Howard, Incorporated by Vance, Sanders & Company, Inc. on April 30, 1979. Following the 1979 merger of these predecessor organizations to form Eaton Vance, our managed assets consisted primarily of open-end mutual funds marketed to U.S. retail investors under the Eaton Vance brand and investment counsel services offered directly to high-net-worth and institutional investors. Over the ensuing years, we have expanded our product and distribution efforts to include closed-end, private and offshore funds, as well as retail managed accounts and a broad array of products and services for U.S. and international institutional and high-net-worth investors.

Our long-term growth strategy focuses on developing and sustaining market-leading areas of investment expertise and expanding our product distribution reach into new channels and geographic markets. The development of leading investment franchises may be achieved either organically or through strategic acquisition. Recent examples of successful acquisitions include our fiscal 2012 purchase of a 49 percent interest in Hexavest Inc. (“Hexavest”) and Parametric’s fiscal 2013 purchase of The Clifton Group Investment Management Company (“Clifton”). The acquisition of Hexavest, a Montreal-based investment adviser, significantly expanded our global equity capabilities, while Parametric’s purchase of Clifton, which now operates as Parametric’s Minneapolis investment center, provided Parametric with a market-leading position in futures- and options-based portfolio implementation services and risk-management strategies. Hexavest’s assets under management have grown from $11.0 billion at deal inception in August 2012 to $16.7 billion on October 31, 2014, while managed assets of the former Clifton have grown from $34.8 billion at deal inception in December 2012 to $58.2 billion on October 31, 2014.

Investment Managers and Distributors

We conduct our investment management business through direct and indirect wholly owned subsidiaries EVM, Boston Management and Research (“BMR”), Eaton Vance Investment Counsel (“EVIC”), Eaton Vance (Ireland) Limited (“EVAI”), Eaton Vance Trust Company (“EVTC”) and Fox Asset Management LLC (“Fox Asset Management”), and three other consolidated subsidiaries, Atlanta Capital, Parametric and Parametric Risk Advisors LLC (“Parametric Risk Advisors”), each with a range of investment management capabilities and one or more distinctive investment styles. EVM, BMR, EVIC, Fox Asset Management, Atlanta Capital, Parametric and Parametric Risk Advisors are all registered with the U.S. Securities and Exchange Commission (“SEC”) as investment advisers under the Investment Advisers Act of 1940 (the “Advisers Act”). EVAI, registered under the Central Bank of Ireland, provides management services to the Eaton Vance International (Ireland) Funds Plc. EVTC, a trust company, is exempt from registration under the Advisers Act. Eaton Vance Distributors, Inc. (“EVD”), a wholly owned broker-dealer registered under the Securities Exchange Act of 1934 (the “Exchange Act”), markets and sells the Eaton Vance funds and retail managed accounts. Eaton Vance Management (International) Limited (“EVMI”), a wholly owned financial services company registered under the Financial Services and Market Act in the United Kingdom, markets and sells our investment products in Europe and certain other international markets. Eaton Vance Management International (Asia) Private Limited, (“EVMIA”), a wholly owned financial services company registered under the Singapore Companies Act by the Accounting and Corporate Regulatory Authority in Singapore, markets and sells our products in the Asia Pacific region. Eaton Vance Australia Pty. Ltd., a wholly owned company registered as an Australian propriety company with the Australian Securities and Investment Commission, markets our investment services to investors in Australia.

We are headquartered in Boston, Massachusetts and also maintain offices in Atlanta, Georgia; Minneapolis, Minnesota; New York, New York; Seattle, Washington; Shrewsbury, New Jersey; Westport, Connecticut; London, England; Singapore; and Sydney, Australia. Our sales representatives operate throughout the United States and in the United Kingdom, Europe, Asia Pacific and Latin America. We are represented in the Middle East through an agreement with a third-party distributor.

Recent Developments

Fiscal 2014 was a year of transition and investment for the Company. Edward J. Perkin joined EVM as Chief Equity Investment Officer on April 20, 2014 and assumed leadership of EVM’s large-cap value team upon the retirement of Michael R. Mach at the end of June. Mr. Perkin was formerly Chief Investment Officer of International and Emerging Markets Equity for Goldman Sachs Asset Management in London. With new leadership and renewed energy and focus, we believe EVM’s equity franchise, which includes $36.3 billion in U.S. and global value, core, growth and dividend income strategies, is well positioned for improved business contribution. Fiscal 2014 saw notably strong performance for most EVM equity strategies.

In fiscal 2014, we completed the build-out of an integrated institutional marketing and client service group at Parametric. This team supports all Parametric strategies and services in the institutional channel. Parametric implementation services were the fastest growing part of the Company in fiscal 2014, generating organic growth of 12 percent.

Within our broader sales organization, we focused attention on the development of four investment franchises for which we see significant near-term and long-term potential. These are: multi-sector income (managed by EVM’s income group in Boston); laddered municipal bonds (managed by our Tax-Advantaged Bond Strategies (“TABS”) team in New York); defensive equity (managed by Parametric’s Minneapolis investment center); and our family of mutual funds sub-advised by Richard Bernstein Advisors LLC. We continue to expand our product offerings within these emerging franchises when we see opportunities to do so, introducing a version of the Eaton Vance Bond Fund strategy for the variable annuity market and a new Richard Bernstein long/short fund in September 2014 and Eaton Vance Bond Fund II in November 2014. As of October 31, 2014, combined managed assets in these four emerging franchises were $9.2 billion, an increase of 175 percent since October 31, 2013.

In fiscal 2014, we also made significant progress in the advancement and development of exchange-traded managed funds. Exchange-traded managed funds are a proposed new type of investment fund that seek to provide the performance and tax advantages of exchange-traded funds to investors in active fund strategies, while maintaining the confidentiality of current portfolio trading information.

The Company acquired the intellectual property supporting development of exchange-traded managed funds in November 2010 and subsequently formed a subsidiary, Navigate Fund Solutions LLC (“Navigate”), to develop and commercialize such funds. In fiscal 2013, the Company filed for exemptive relief from certain provisions of the Investment Company Act of 1940, as amended, to permit the offering of exchange-traded managed funds. The SEC issued a notice of its intent to grant us and related parties the requested relief on November 6, 2014 and issued an order granting the relief (the “Order”) on December 2, 2014. The Order applies to 18 initial exchange-traded managed funds for which the Company filed initial registration statements on July 30, 2014 and future funds managed by the Company and its affiliates that comply with the terms and conditions of the Order.

On November 7, 2014, the SEC also approved a request by the NASDAQ Stock Market LLC (“Nasdaq”) to adopt a new rule governing the listing and trading of exchange-traded managed funds. Pursuant to this rule, exchange-traded managed funds would be bought and sold on Nasdaq utilizing a new trading protocol called net asset value (“NAV”)-based trading, in which all bids, offers and trade execution prices are directly linked to the fund’s next end-of-day net asset value.

Concurrent with the SEC’s actions in November, Navigate announced NextSharesTM as the branding of exchange-traded managed funds as well as its intent to enter into license and service agreements with EVM and other registered investment advisers (“Licensed Advisers”) to permit the offering of NextShares. The Company’s exemptive application provides that other Licensed Advisers may file requests for exemptive relief that incorporate by reference the terms and conditions of the Order. The commercial success of NextShares requires completion of enabling implementation technology and acceptance by market participants, which cannot be assured.

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

Consolidated Assets under Management by Investment Mandate(1)(2)

	October 31,
(in millions)	2014	% of Total	2013	% of Total	2012	% of Total

Equity (3)	$96,952	33%	$93,585	33%	$80,782	41%
Fixed income (4)	45,887	15%	44,211	16%	49,003	25%
Floating-rate income	42,009	14%	41,821	15%	26,388	13%
Alternative	11,241	4%	15,212	5%	12,864	6%
Implementation services	101,471	34%	85,637	31%	30,302	15%
Cash management	175	0%	203	0%	169	0%
Total	$297,735	100%	$280,669	100%	$199,508	100%

(1)	Consolidated Eaton Vance Corp. See table on page 36 for managed assets and flows of 49 percent-owned Hexavest, which are not included in the table above.
(2)	Assets under management for which we estimate fair value using significant unobservable inputs are not material to the total value of the assets we manage.
(3)	Includes assets in balanced accounts holding income securities.
(4)	Includes assets in institutional cash management separate accounts.

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

The following table sets forth the strategies of our investment affiliates and their respective offerings within each of our investment mandates as of October 31, 2014:

Eaton Vance Management	Parametric	Atlanta Capital	Hexavest

Equity, income and alternative strategies based on in-depth fundamental analysis	Rules-based alpha-seeking strategies and implementation services	High-quality U.S. stock and bond portfolios	Global equity and tactical allocation strategies
Equity:
Asset Allocation (1) (2)	Defensive Equity	Large-Cap Growth	Canadian
Dividend Income (1)	Dividend Income	Mid-Cap Growth	Emerging Markets
Health Sciences (3)	Dynamic Hedged Equity	Multi-Cap Core	European
Large-Cap Core	Enhanced Income	Small-Cap Core	Global - All Country
Large-Cap Growth (1)	Emerging Markets (1)	SMID-Cap Core	Global - Developed
Large-Cap Value (1)	Global – All Country		Global – Ex.-U.S.
Multi-Cap Growth (1)	Global – Small-Cap		U.S. Equity
Natural Resources (4)	Global – Ex-U.S. (1)
Option Income (1)	Option Income (1)
Real Estate	Risk Parity
Region Specific (5)	U.S. Equity
Small-Cap Core (1)
Small-Cap Value (1)
World Stock (6)

Fixed Income:
Cash Management		High Quality Short Term
Emerging Market Local Debt		High Quality Intermediate
High Yield		Term
Inflation-Protected Bond		High Quality Broad
Investment-Grade Core Bond		Market
Laddered Corporate
Laddered Municipal
Mortgage-Backed Securities
Multi-Sector Income
Preferred Securities
Municipal Income
Multi-Strategy Income
Tax-Advantaged Bond

Floating-Rate Income:
Floating-Rate Loans

Eaton Vance Management	Parametric	Atlanta Capital	Hexavest

Equity, income and alternative strategies based on in-depth fundamental analysis	Rules-based alpha-seeking strategies and implementation services	High-quality U.S. stock and bond portfolios	Global equity and tactical allocation strategies
Alternative:

Commodity (7)	Commodity		Global Macro
Currency	Currency		Global Tactical Asset
Global Macro Absolute	Market Neutral		Allocation
Return	Option Absolute Return
Hedged Equity	Risk Parity
Multi-Strategy Absolute
Return

Implementation Services:
Centralized Portfolio
Management
Customized Exposure
Management
Specialty Index
Tax-Managed Core

(1)	Includes tax-managed open-end and/or closed-end fund offerings.
(2)	Includes Eaton Vance Richard Bernstein All Asset Strategy Fund and Eaton Vance Richard Bernstein Market Opportunities Fund, both sub-advised by Richard Bernstein Advisors LLC.
(3)	Includes Eaton Vance Worldwide Health Sciences Fund, sub-advised by Orbimed Advisors LLC.
(4)	Includes Eaton Vance Global Natural Resources fund, sub-advised by AGF Investments America Inc.
(5)	Includes Eaton Vance Greater China Fund and Eaton Vance Greater India Fund, both sub-advised by BMO Global Asset Management (Asia) Limited (formerly Lloyd George Management).
(6)	Includes Eaton Vance Richard Bernstein Equity Strategy Fund, sub-advised by Richard Bernstein Advisors LLC.
(7)	Includes Eaton Vance Commodity Strategy Fund, sub-advised by Armored Wolf, LLC.

Investment Vehicles

Our consolidated assets under management are broadly diversified by investment channel and vehicle. The following table sets forth our assets under management by investment vehicle for the dates identified:

Consolidated Assets Under Management by Vehicle(1)

	October 31,
		% of		% of		% of
(in millions)	2014	Total	2013	Total	2012	Total
Fund assets:
Open-end funds	$83,176	28%	$86,990	31%	$72,189	36%
Closed-end funds	25,419	8%	24,911	9%	23,217	12%
Private funds(2)	25,969	9%	21,500	8%	18,012	9%
Total fund assets	134,564	45%	133,401	48%	113,418	57%
Separate account assets:
Institutional account assets(3)	106,443	36%	95,724	34%	43,338	22%
High-net-worth account assets	22,235	7%	19,699	7%	15,036	7%
Retail managed account assets	34,493	12%	31,845	11%	27,716	14%
Total separate account assets	163,171	55%	147,268	52%	86,090	43%
Total	$297,735	100%	$280,669	100%	$199,508	100%

(1)	Consolidated Eaton Vance Corp. See table on page 36 for managed assets and flows of 49 percent-owned Hexavest, which are not included in the table above.
(2)	Includes privately offered equity, fixed income and floating-rate bank loan funds and collateralized loan obligation entities.
(3)	Includes assets in institutional cash management separate accounts.

Open-end Funds

As of October 31, 2014, we managed 115 open-end funds, including 10 tax-managed equity funds, 40 non-tax-managed equity funds, 32 state and national municipal income funds, 18 taxable fixed income and cash management funds, five floating-rate bank loan funds and 10 alternative funds sold to U.S. and non-U.S. investors.

We are a leading manager of equity funds designed to minimize the impact of taxes on investment returns, with $8.2 billion in open-end tax-managed equity fund assets under management on October 31, 2014. We began building our tax-managed equity fund family in fiscal 1996 with the introduction of Eaton Vance Tax-Managed Growth Fund 1.1, and have since expanded offerings to include a variety of equity styles and market caps, including large-cap value, multi-cap growth, small-cap, small-cap value, equity asset allocation, equity option and global dividend income.

Our non-tax-managed equity fund offerings include large-cap, multi-cap and small-cap funds in value, core and growth styles, dividend and global dividend income funds, international, global, emerging markets, real estate and other sector-specific funds. Also included in the category are four hybrid funds that generally hold both equities and income securities. Assets under management in open-end non-tax-managed equity funds totaled $23.3 billion on October 31, 2014.

Our family of municipal income mutual funds is one of the broadest in the industry, with nine national and 23 state-specific funds in 20 different states. As of October 31, 2014, we managed $8.9 billion in open-end municipal income fund assets.

Our taxable fixed income and cash management funds utilize our investment management capabilities in a broad range of fixed income mandates, including mortgage-backed securities, high-grade bond, high-yield bond, multi-

sector bond and cash instruments. Assets under management in open-end taxable income funds totaled $11.4 billion on October 31, 2014.

We introduced our first Eaton Vance floating-rate bank loan fund, Eaton Vance Floating-Rate Income Fund, in 1989 and we have consistently ranked as one of the largest managers of retail bank loan funds. Assets under management in open-end floating-rate bank loan funds totaled $23.7 billion on October 31, 2014.

The alternative category includes a range of absolute return strategies, as well as commodity- and currency-linked investments. We currently offer four absolute return funds in the U.S. and a version of the global macro strategy that we sell to fund investors outside of the United States. Assets under management in open-end alternative funds totaled $6.8 billion on October 31, 2014.

In fiscal 2000, we introduced The U.S. Charitable Gift Trust (“The Charitable Gift Trust”) and its Pooled Income Funds, which are designed to simplify the process of donating to qualified charities and to provide professional management of pools of donated assets. The Trust was one of the first charities to use professional investment advisers to assist individuals with their philanthropic, estate and tax planning needs. The Pooled Income Funds sponsored by the Trust provide donors with income during their lifetimes and leave principal to the Trust and designated charities upon their deaths. Assets under management in the Trust and its Pooled Income Funds, which are included in the fund assets described above, totaled $461.8 million at October 31, 2014.

Over the past several years, we have launched a number of Ireland and Cayman Island-domiciled open-end funds, which offer a range of our investment strategies to non-U.S. investors. At October 31, 2014, managed assets in our 11 funds sold outside the U.S. totaled $3.4 billion.

As of October 31, 2014, 43 of our open-end funds were rated 4 or 5 stars by MorningstarTM for at least one class of shares, including 11 equity and 32 income funds. A good source of performance-related information for our funds is the Company’s website, www.eatonvance.com. On the Company’s website, investors can also obtain other current information about our product offerings, including investment objective and principal investment policies, portfolio characteristics, expenses and MorningstarTM ratings.

Closed-end Funds

Our family of closed-end funds includes 22 municipal bond funds, 11 domestic and global equity funds, four bank loan funds and two multi-sector income funds. As of October 31, 2014, we managed $25.4 billion in closed-end fund assets and ranked as the third largest manager of exchange-listed closed-end funds in the U.S. according to Strategic Insight, a fund industry data provider.

In fiscal 2008, consistent with broad market experience, our closed-end funds with outstanding auction preferred shares (“APS”) began experiencing unsuccessful auctions. This meant that the normal means for providing liquidity to APS holders was no longer functioning. Since then, we have taken action to restore liquidity to APS holders and to provide alternative sources of leverage to our closed-end funds. We were the first closed-end fund family to complete redemption of equity fund APS, the first to redeem taxable income fund APS and the first to redeem municipal income fund APS. Replacement financing has been provided by bank and commercial paper facility borrowings, through creation of tender option bonds by certain municipal funds and the issuance of variable rate term preferred stock. As of October 31, 2014, our closed-end funds had $1.1 billion of outstanding APS compared to $5.0 billion of outstanding APS when the crisis broke in fiscal 2008. We continue to work to develop and implement replacement financing solutions to our funds’ remaining APS.

Private Funds

The private fund category includes privately offered equity funds designed to meet the diversification and tax-management needs of qualifying high-net-worth investors. We are recognized as a market leader for these types of privately offered equity funds, with $11.3 billion in assets under management as of October 31, 2014. We also offer equity, floating-rate bank loan and fixed income funds to institutional investors. Assets under management in these funds, which include cash instrument collateralized loan obligation (“CLO”) entities, collective trusts and leveraged and unleveraged loan funds, totaled $14.7 billion as of October 31, 2014, including $2.6 billion of assets in CLO entities.

Institutional Separate Accounts

We serve a broad range of clients in the institutional marketplace, both in the U.S. and internationally, including government, corporate and union retirement plans, endowments and foundations, nuclear decommissioning trusts and asbestos litigation trusts, sovereign wealth funds and investment funds sponsored by others for which we serve as a sub-adviser. Our diversity of capabilities allows us to offer domestic and international institutional investors a broad spectrum of equity, fixed and floating-rate income, and alternative strategies and implementation services. Our broad expertise provides us the opportunity to customize solutions to help meet our clients’ complex investment needs.

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

Institutional separate account assets under management totaled $106.4 billion at October 31, 2014.

High-net-worth Separate Accounts

We offer high-net-worth and family office clients personalized investment counseling services through EVIC. At EVIC, investment counselors work directly with clients to establish long-term financial programs and implement strategies designed for achieving their objectives. The Company has been in this business since the founding of Eaton and Howard in 1924.

Also included in high-net-worth separate accounts are tax-efficient core equity portfolios managed by Parametric for family offices and high-net-worth individuals. Parametric’s objective in managing these accounts is generally to match the returns of a client-specified equity benchmark and add incremental returns on an after-tax basis. Parametric’s offerings for the high-net-worth and family office market also include investment programs that utilize option overlay strategies to help clients customize their risk and return profiles through the use of disciplined options strategies.

High-net-worth separate account assets under management totaled $22.2 billion at October 31, 2014, $4.9 billion of which were managed by EVIC and $17.3 billion of which were managed by Parametric and Parametric Risk Advisors.

Retail Managed Accounts

Retail managed accounts include separate accounts managed for individual investors offered through the retail intermediary distribution channel. We entered this business in the 1990s, offering EVM-managed municipal bond separate accounts, and later expanded our offerings with the addition of Atlanta Capital, Fox Asset Management, Parametric, Parametric Risk Advisors and TABS managed accounts. Our entry into the retail managed account business allowed us to leverage the strengths of our retail marketing organization and our relationships with major distributors. We now participate in over 50 retail managed account broker-dealer programs. According to Cerulli Associates, an investment research firm, as of September 30, 2014 Eaton Vance ranked as the fifth largest manager of retail managed account assets. Our retail managed account assets totaled $34.5 billion at October 31, 2014.

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

EVM has entered into an investment advisory and administrative agreement with The Charitable Gift Trust. In addition, The Charitable Gift Trust and its Pooled Income Funds have entered into distribution agreements with EVD that provide for reimbursement of the costs of fundraising and servicing donor accounts.

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

EVTC is the trustee for each collective investment trust and is responsible for designing and implementing the trust’s investment program or overseeing sub-advisers managing the trust’s investment portfolios. As trustee, EVTC also provides certain administrative and accounting services to the trust. For services provided under each trust’s declaration of trust, EVTC receives a monthly fee calculated at an annual rate of up to 105 basis points of average daily net assets of the trust.

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

The following table shows investment advisory and administrative fees earned for the three years ended October 31, 2014, 2013 and 2012 as follows:

	Investment Advisory and
	Administrative Fees
(in thousands)	2014	2013	2012

Investment advisory fees –
Funds	$829,087	$769,864	$698,016
Separate accounts	330,709	306,886	243,706
Administrative fees – funds	71,392	58,577	46,336

Total	$1,231,188	$1,135,327	$988,058

Marketing and Distribution of Investment Products

We market and distribute shares of Eaton Vance funds domestically through EVD. EVD sells fund shares through a network of financial intermediaries, including national and regional broker-dealers, banks, registered investment advisors, insurance companies and financial planning firms. The Eaton Vance International (Ireland) Funds Plc. are Undertakings for Collective Investments in Transferable Securities (“UCITS”) funds domiciled in Ireland and sold by EVMI through certain intermediaries, and in some cases directly, to investors who are citizens of the United Kingdom, member nations of the European Union and other countries outside the United States. The Eaton Vance International (Cayman Islands) Funds are Cayman Island-domiciled funds sold by EVMI and EVD through intermediaries to non-U.S. investors.

Although the firms in our domestic retail distribution network have each entered into selling agreements with EVD, these agreements (which generally are terminable by either party) do not legally obligate the firms to sell any specific amount of our investment products. EVD currently maintains a sales force of approximately 130 external and internal wholesalers who work closely with financial advisors in the retail distribution network to assist in placing Eaton Vance funds.

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

EVD currently sells Eaton Vance mutual funds under five primary pricing structures: front-end load commission (“Class A”); level-load commission (“Class C”); institutional no-load (“Class I”, also referred to as “Institutional Class”); retail no-load (“Class N,” referred to as “Investor Class” or “Advisers Class”); and retirement plan no-load (“Class R”).

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

For Class C shares, the shareholder pays no front-end commissions but may be subject to a contingent deferred sales charge on redemptions made within the first twelve months of purchase. EVD pays a commission and the projected first year’s service fees to the dealer at the time of sale. The fund makes monthly distribution plan and service fee payments to EVD at an annual rate of up to 75 basis points and 25 basis points, respectively, of average net assets of the Class. EVD retains the distribution and service fee paid to EVD for the first twelve months and pays the distribution and service fee to the dealer after one year.

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

The marketing and distribution of investment strategies to institutional and high-net-worth clients is subsidiary-specific.  EVM has institutional sales, consultant relations and client service teams dedicated to supporting the U.S. marketing and sales of strategies managed by EVM and Hexavest.  Hexavest maintains its own marketing and distribution team to service institutional clients in Canada. Parametric and Atlanta each maintain subsidiary-specific marketing and distribution teams to sell their respective investment strategies to U.S.-based institutions and high-net-worth investors.  EVMI, based in London, is responsible for the institutional marketing and distribution of EVM, Parametric, Atlanta and Hexavest-advised strategies to institutions outside North America.

During the fiscal year ended October 31, 2014 there were no customers that provided over 10 percent of our total revenue.

Regulation

EVM, BMR, EVIC, Atlanta Capital, Fox Asset Management, Parametric and Parametric Risk Advisors are each registered with the SEC under the Advisers Act. The Advisers Act imposes numerous obligations on registered investment advisers, including fiduciary duties, recordkeeping requirements, operational requirements and disclosure obligations. Most Eaton Vance funds are registered with the SEC under the 1940 Act. The 1940 Act imposes additional obligations on fund advisers, including governance, compliance, reporting and fiduciary obligations relating to the management of funds. Except for privately offered funds exempt from registration, each U.S. fund is also required to make notice filings with all states where it is offered for sale. Virtually all aspects of our investment management business in the U.S. are subject to various federal and state laws and regulations. These laws and regulations are primarily intended to benefit shareholders of the funds and separate account clients and generally grant supervisory agencies and bodies broad administrative powers, including the power to limit or restrict us from carrying on our investment management business in the event we fail to comply with such laws and regulations. In such event, the possible sanctions that may be imposed include the suspension of individual employees, limitations on EVM, BMR, EVIC, Atlanta Capital, Fox Asset Management, Parametric or Parametric Risk Advisors engaging in the investment management business for specified periods of time, the revocation of any such company’s registration as an investment adviser, and other censures or fines.

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) was signed into law. The Dodd-Frank Act established enhanced regulatory requirements for non-bank financial institutions designated as “systemically important” by the Financial Stability Oversight Council (“FSOC”). Under this new systemic risk regulation regime, the Company could be designated a systemically important financial institution (“SIFI”). In April 2012, the FSOC issued a final rule and interpretive guidance regarding the process by which it will designate nonbank financial companies as systemically important. Certain nonbank financial companies have since been designated as SIFIs and it is expected that additional nonbank financial companies, which may include large asset management companies, may be designated as SIFIs in the future. If the Company were designated a SIFI, it would be subject to enhanced prudential measures, which could include capital and liquidity requirements, leverage limits, enhanced public disclosures and risk management requirements, annual stress testing by the Federal Reserve, credit exposure and concentration limits, supervisory and other requirements. These heightened regulatory obligations could, individually or in the aggregate, adversely impact the Company’s business and operations.

In February 2012, the Commodity Futures Trading Commission (“CFTC”) adopted certain amendments to existing rules that required additional registration for our mutual funds and certain other products we sponsor to use futures, swaps or other derivatives. EVM and BMR are registered with the CFTC and the National Futures Association (“NFA”) as Commodity Pool Operators and Commodity Trading Advisors and other subsidiaries of the Company claim exemption from registration. On August 13, 2013, the CFTC adopted rules for operators of registered mutual funds that are subject to registration as Commodity Pool Operators generally allowing such commodity pools to comply with SEC disclosure, reporting and recordkeeping rules in lieu of complying with CFTC’s related requirements. These CFTC rules do not, however, relieve registered Commodity Pool Operators from compliance with certain performance reporting and recordkeeping requirements. The Company may incur ongoing costs associated with monitoring compliance with the CFTC and NFA registration and exemption obligations and complying with the periodic reporting requirements of Commodity Pool Operators and Commodity Trading Advisors.

The Eaton Vance mutual funds and privately offered funds that trade commodity interests are also regulated by the CFTC. In the event that EVM or BMR fails to comply with applicable requirements, the CFTC may suspend or revoke its registration, prohibit it from trading or doing business with registered entities, impose civil penalties, require restitution and seek fines or imprisonment for criminal violations. In the event that the Eaton Vance mutual funds and privately offered funds that trade commodities fail to comply with requirements applicable to their trading, they would be subject to the foregoing remedies excluding suspension of license. In addition, to the extent any of the entities trade on a futures exchange or Swap Execution Facility, they would be subject to possible sanction for any violation of the facility’s rules.

EVTC is registered as a non-depository Maine Trust Company and is subject to regulation by the State of Maine Bureau of Financial Institutions (“Bureau of Financial Institutions”). EVTC is subject to certain capital requirements, as determined by the Examination Division of the Bureau of Financial Institutions. At periodic intervals, regulators from the Bureau of Financial Institutions examine the Company’s and EVTC’s financial condition as part of their legally prescribed oversight function. There were no violations by EVTC of these capital requirements in fiscal 2014 or prior years.

EVD is registered as a broker-dealer under the Exchange Act and is subject to regulation by the Financial Industry Reporting Authority (“FINRA”), the SEC and other federal and state agencies. EVD is subject to the SEC’s net capital rule designed to enforce minimum standards regarding the general financial condition and liquidity of broker-dealers. Under certain circumstances, this rule may limit our ability to make withdrawals of capital and receive dividends from EVD. EVD’s regulatory net capital consistently exceeded minimum net capital requirements during fiscal 2014. The securities industry is one of the most highly regulated in the United States, and failure to comply with related laws and regulations can result in the revocation of broker-dealer licenses, the imposition of censures or fines and the suspension or expulsion from the securities business of a firm, its officers or employees.

EVMI has the permission of the Financial Conduct Authority (“FCA”) to conduct a regulated business in the United Kingdom. EVMI's primary business purpose is to distribute our investment products in Europe and certain other international markets. Under the Financial Services and Markets Act of the United Kingdom, EVMI is subject to certain liquidity and capital requirements. Such requirements may limit our ability to make withdrawals of capital from EVMI. In addition, failure to comply with such requirements could jeopardize EVMI's approval to conduct business in the United Kingdom. There were no violations by EVMI of the liquidity and capital requirements in fiscal 2014 or prior years.

EVAI has the permission of the Central Bank of Ireland to conduct its business of providing management services to the Eaton Vance International (Ireland) Funds Plc. EVAI is subject to certain liquidity and capital requirements. Such requirements may limit our ability to make withdrawals of capital from EVAI. There were no violations by EVAI of the liquidity and capital requirements in fiscal 2014 or prior years.

EVMIA has the permission of the Accounting and Corporate Regulatory Authority (“ACRA”) to conduct a regulated business in Singapore. Under the Monetary Authority of Singapore, EVMIA is subject to certain liquidity and capital requirements. Such requirements may limit our ability to make withdrawals of capital from EVMIA. There were no violations by EVMIA of the liquidity and capital requirements in fiscal 2014 or prior years.

Our officers, directors and employees may from time to time own securities that are held by one or more of the funds and separate accounts we manage. Our internal policies with respect to individual investments by investment professionals and other employees with access to investment information require prior clearance of most types of transactions and reporting of all securities transactions, and restrict certain transactions to help avoid the possibility of conflicts of interest. All employees are required to comply with all prospectus restrictions and limitations on purchases, sales or exchanges of our mutual fund shares and to pre-clear purchases and sales of shares of our closed-end funds.

Competition

The investment management business is a highly competitive global industry and we are subject to substantial competition in each of our principal product categories and distribution channels. There are few barriers to entry for new firms and consolidation within the industry continues to alter the competitive landscape. According to the Investment Company Institute, there were more than 800 investment managers at the end of calendar 2013 that competed in the U.S. mutual fund market. We compete with these firms, many of which have substantially greater resources, on the basis of investment performance, diversity of products, distribution capability, scope and quality of service, fees charged, reputation and the ability to develop new investment strategies and products to meet the changing needs of investors.

In the retail fund channel, we compete with other mutual fund management, distribution and service companies that distribute investment products through affiliated and unaffiliated sales forces, broker-dealers and direct sales to the public. According to the Investment Company Institute, at the end of calendar 2013 there were almost 9,000 open-end investment companies of varying sizes and investment objectives whose shares were being offered to the public in the United States. We rely primarily on intermediaries to distribute our products and pursue sales relationships with all types of intermediaries to broaden our distribution network. A failure to maintain strong relationships with intermediaries that distribute our products in the retail fund channel could adversely affect our gross and net sales, assets under management, revenue and financial condition.

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

Employees

On October 31, 2014, we and our controlled subsidiaries had 1,403 full-time and part-time employees. On October 31, 2013, the comparable number was 1,330.

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

The inability to access clients through intermediaries could have a material adverse effect on our business. Our ability to market investment products is highly dependent on access to the various distribution systems of national and regional securities dealer firms, which generally offer competing products that could limit the distribution of our investment products. There can be no assurance that we will be able to retain access to these channels. The inability to have such access could have a material adverse effect on our business. To the extent that existing or potential customers, including securities broker-dealers, decide to invest in or broaden distribution relationships with our competitors, the sales of our products as well as our market share, revenue and net income could decline. Certain intermediaries with which we conduct business charge the Company fees to maintain access to their distribution networks. If we choose not to pay such fees, our ability to distribute through those intermediaries would be limited.

Our investment advisory agreements are subject to termination on short-notice or non-renewal. We derive almost all of our revenue from investment advisory and administrative fees, distribution income and service fees received from managed funds and separate accounts. As a result, we are dependent upon management contracts, administrative contracts, distribution contracts, underwriting contracts or service contracts under which these fees are paid. Generally, these contracts are terminable upon 30 to 60 days’ notice without penalty. If any of these contracts are terminated, not renewed, or amended to reduce fees, our financial results could be adversely affected.

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

We could be impacted by counterparty or client defaults. As we have seen in periods of significant market volatility, the deteriorating financial condition of one financial institution may materially and adversely impact the performance of others. We, and the funds and accounts that we manage, have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the broader financial industry. We, and the funds and accounts we manage, may be exposed to credit, operational or other risk in the event of a default by a counterparty or client, or in the event of other unrelated systemic market failures.

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

Success of our NextShares exchange-traded managed funds initiative is highly uncertain. In recent years, the Company has devoted substantial resources to the development NextShares exchange-traded managed funds, a proposed new type of open-end investment fund that seeks to provide the performance and tax advantages of exchange-traded funds to investors in active fund strategies, while maintaining the confidentiality of current portfolio trading information. On December 2, 2014, the SEC granted Eaton Vance and related parties an exemption from certain provisions of the Investment Company Act of 1940 to permit the offering of NextShares. Commercial implementation and success of NextShares requires development of enabling implementation technology and acceptance by market participants, which cannot be assured.

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

We may need to raise additional capital or refinance existing debt in the future, and resources may not be available to us in sufficient amounts or on acceptable terms. Significant future demands on our capital include contractual obligations to service our debt, satisfy the terms of non-cancelable operating leases and purchase non-controlling interests in our majority-owned subsidiaries as described more fully in Contractual Obligations in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Annual Report on Form 10-K and in Note 11 in Item 8 of this Annual Report on Form 10-K. Although we believe our existing cash flows from operations will be sufficient to meet our future capital needs, our ability to satisfy our long-term contractual obligations may be dependent on our ability to access capital markets. Our ability to access capital markets efficiently depends on a number of factors, including the state of global credit and equity markets, interest rates, credit spreads and our credit ratings. If we are unable to access capital markets to issue new debt, refinance existing debt or sell shares of our Non-Voting Common Stock as needed, or if we are unable to obtain such financing on acceptable terms, our business could be adversely impacted.

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

Failure to maintain adequate business continuity plans could have a material adverse impact on us and our products. Significant portions of our business operations and those of our critical third-party service providers are concentrated in a few geographic areas, including Boston, Massachusetts and Seattle, Washington. Critical operations that are geographically concentrated in Boston and/or Seattle include trading operations, information technology, fund administration, and custody and portfolio accounting services for the Company’s products. Should we, or our critical service providers, experience a significant local or regional disaster or other business continuity problem, our continued success will depend in part on the safety and availability of our personnel, our office facilities, and the proper functioning of our computer, telecommunication and other related systems and operations. The failure by us, or our critical service providers, to maintain updated adequate business continuity plans, including backup facilities, could impede our ability to operate in the event of a disruption, which could cause our earnings to decline. We have developed various backup systems and contingency plans but we cannot be assured that they will be adequate in all circumstances that could arise or that material interruptions and disruptions will not occur. In addition, we rely to varying degrees on outside vendors for disaster contingency support, and we cannot be assured that these vendors will be able to perform in an adequate and timely manner. If we, or our critical service providers, are unable to respond adequately to such an event in a timely manner, we may be unable to continue our business operations, which could lead to a damaged reputation and loss of customers that results in a decrease in assets under management, lower revenues and reduced net income.

We pursue growth in the United States and abroad in part through acquisitions, which exposes us to risks inherent in assimilating new operations, expanding into new jurisdictions and executing on new development opportunities.  Our growth strategy is based in part on the selective development or acquisition of asset management or related businesses that we believe will add value to our business and generate positive net returns.  This strategy may not be effective, and failure to successfully develop and implement such a strategy may decrease earnings and harm the Company's competitive position in the investment management industry. We cannot guarantee that we will identify and consummate any such transactions on acceptable terms or have sufficient resources to accomplish such a strategy. In addition, any strategic transaction can involve a number of risks, including additional demands on our staff; unanticipated problems regarding integration of operating facilities, technologies and new employees; and the existence of liabilities or contingencies not disclosed to or otherwise known by us prior to closing a transaction.  As a result, the Company may not be able to realize all of the benefits that it hoped to achieve from such transactions.  In addition, we may be required to spend additional time or money on integration that would otherwise be spent on the development and expansion of our business and services.

Expansion into international markets and new products and services increases our operational, regulatory and other risks. We continue to increase our product offerings and international business activities. As a result of such expansion, we face increased operational, regulatory, compliance and reputational risks. The failure of our compliance and internal control systems to properly mitigate such additional risks, or of our operating infrastructure to support such expansion, could result in operational failures and regulatory fines or sanctions. Our operations in the United Kingdom, the European Economic Area, Australia and Singapore are subject to increased compliance, disclosure and other obligations. We may incur additional costs to satisfy the requirements of the European Union Directive on Undertakings for Collective Investments in Transferable Securities and the Alternative Investment Fund Managers Directive (together, the “Directives”). The Directives may also limit our operating flexibility and impact our ability to expand in European markets. Activity in international markets also exposes us to fluctuations in currency exchange rates, which may adversely affect the U.S. dollar value of revenues, expenses and assets associated with our business activities outside the United States. Actual and anticipated changes in current exchange rates may also adversely affect international demand for our investment products and services, most of which represent investments primarily in U.S. dollar-based assets. Because many of our costs to support international business activities are based in U.S. dollars, the profitability of such activities may be adversely affected by a weakening of the U.S. dollar versus other currencies in which we derive significant revenues.

Legal and regulatory developments in the mutual fund and investment advisory industry could increase our regulatory burden, cause a loss of mutual fund investors, and reduce our revenues. Our business is subject to complex and extensive regulation by various regulatory authorities in jurisdictions around the world. This regulatory environment may be altered without notice by new laws or regulations, revisions to existing regulations or new interpretations or guidance. Global financial regulatory reform initiatives are likely to result in more stringent regulation, and changes in laws or regulations and their application to us could have a material adverse impact on our business, our profitability and mode of operations. In recent years, regulators in both the United States and abroad have increased oversight of the financial sector of the economy. Some of the newly adopted and proposed regulations are focused directly on the investment management industry, while others are more broadly focused, but impact our industry.

In July 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act established enhanced regulatory requirements for non-bank financial institutions designated as “systemically important” by the FSOC. Under this new systemic risk regulation regime, we could be designated a SIFI. In April 2012, the FSOC issued a final rule and interpretive guidance regarding the process by which it will designate nonbank financial companies as systemically important. Certain nonbank financial companies have since been designated as SIFIs and it is expected that additional nonbank financial companies, which may include large asset management companies may be designated as SIFIs in the future. If we are designated a SIFI, we would be subject to enhanced prudential measures, which could include capital and liquidity requirements, leverage limits, enhanced public disclosures and risk management requirements, annual stress testing by the Federal Reserve, credit exposure and concentration limits, supervisory and other requirements. These heightened regulatory obligations could, individually or in the aggregate, adversely impact our business and operations.

In February 2012, the CFTC adopted certain amendments to existing rules that required additional registration for our mutual funds and certain other products we sponsor to use futures, swaps or other derivatives. EVM, BMR and Parametric are registered with the CFTC and the NFA as Commodity Pool Operators and Commodity Trading Advisors and other subsidiaries of the Company claim exemptions from registration. We may incur ongoing costs associated with monitoring compliance with the CFTC and NFA registration and exemption obligations and complying with the periodic reporting requirements of Commodity Pool Operators and Commodity Trading Advisors.

Pursuant to the mandate of the Dodd-Frank Act, the CFTC and the SEC have promulgated rules that increase the regulation of over-the-counter derivatives markets. The implementing regulations require many types of derivatives that were previously traded over-the-counter to be executed in regulated markets and submitted for clearing to regulated clearinghouses. Complying with the new regulations may significantly increase the costs of derivatives trading on behalf of our clients.

Certain of our subsidiaries are required to file quarterly reports on Form PF for private funds they manage, pursuant to systemic risk reporting requirements adopted by the SEC. These filings have required, and will continue to require, significant investments in people and systems to ensure timely and accurate reporting.

These new and developing laws and regulations will likely result in greater compliance and administrative burdens on us, increasing our expenses.

In October 2014, the SEC, the Federal Deposit Insurance Corporation, the Federal Reserve and certain other federal regulators finalized regulations that mandate risk retention for securitizations. The rules will be effective for securitization transactions collateralized by residential mortgages beginning one year after the publication of the final regulations in the Federal Register, and for all other securitization transactions beginning two years after the publication of the final regulations in the Federal Register. Under the final rules, the Company may be required to hold interests equal to 5percent of the credit risk of the assets of any new CLO entities that we manage (unless the CLO entity invests only in certain qualifying loans) and would be prohibited from selling or hedging those interests in accordance with the limitations on such sales or hedges set forth in the final rule. The new mandatory risk retention requirement for CLO entities may result in the Company having to invest money to launch new CLO entities that would otherwise be available for other uses. Such investments would also subject the Company to exposure to the underlying performance of the assets of the CLO entities and could have an adverse impact on our results of operations or financial condition.

Our business is subject to risk from regulatory investigation, potential securities laws, liability and litigation.   We are subject to federal securities laws, state laws regarding securities fraud, other federal and state laws and rules, and regulations of certain regulatory, self-regulatory and other organizations, including, among others, the SEC, FINRA, the CFTC, the NFA, the FCA and the New York Stock Exchange. While we have focused significant attention and resources on the development and implementation of compliance policies, procedures and practices, non-compliance with applicable laws, rules or regulations, either in the United States or abroad, or our inability to adapt to a complex and ever-changing regulatory environment could result in sanctions against us, which could adversely affect our reputation, business, revenue and earnings. From time to time, various claims against us arise in the ordinary course of business, including employment related claims. We carry insurance in amounts and under terms that we believe are appropriate. We cannot guarantee that our insurance will cover most liabilities and losses to which we may be exposed, or that our insurance policies will continue to be available at acceptable terms and fees. Certain insurance coverage may not be available or may be prohibitively expensive in future periods. As our insurance policies come up for renewal, we may need to assume higher deductibles or pay higher premiums, which would increase our expenses and reduce our net income.

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

We could be impacted by changes in tax policy. Changes in U.S. tax policy may affect us to a greater degree than many of our competitors because we manage significant assets in funds and separate accounts with an after-tax return objective. We believe an increase in overall tax rates would likely have a positive impact on our municipal income and tax-managed equity businesses. An increase in the tax rate on qualified dividends could have a negative impact on our tax-advantaged equity income business. Changes in tax policy could also adversely affect our privately offered equity funds.

Our Non-Voting Common Stock lacks voting rights. Our Non-Voting Common Stock has no voting rights under any circumstances. All voting power resides with our Voting Common Stock, all shares of which are held by officers of the Company and our subsidiaries and deposited in a voting trust (the “Voting Trust”) in exchange for Voting Trust Receipts. As of October 31, 2014, there were 21 holders of Voting Trust Receipts representing Voting Common Stock, each holder of which is a Voting Trustee of the Voting Trust. Holders of Non-Voting Common Stock should understand that such ownership interests have no ability to vote in the election of the Company’s Board of Directors or otherwise to influence the Company’s management and strategic direction.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Non-Voting Common Stock, Dividend History and Policy

Our Voting Common Stock, $0.00390625 par value, is not publicly traded, and was held as of October 31, 2014 by 21 Voting Trustees pursuant to the Voting Trust described in Item 12 hereof, which Item is incorporated herein by reference. Dividends on our Voting Common Stock are paid quarterly and are equal to the dividends paid on our Non-Voting Common Stock (see below).

Our Non-Voting Common Stock, $0.00390625 par value, is traded on the New York Stock Exchange under the symbol EV. The approximate number of registered holders of record of our Non-Voting Common Stock at October 31, 2014 was 1,091. The high and low common stock sales prices and dividends declared per share were as follows for the periods indicated:

	Fiscal 2014			Fiscal 2013
	High Price	Low Price	Dividend Per Share	High Price	Low Price	Dividend Per Share
Quarter Ended:
January 31	$43.82	$37.98	$0.22	$36.48	$28.03	$1.20	(1)
April 30	$39.22	$35.03	$0.22	$42.18	$36.12	$0.20
July 31	$38.66	$35.00	$0.22	$44.58	$36.07	$0.20
October 31	$39.66	$33.47	$0.25	$42.65	$36.59	$0.22

(1)	The Company declared and paid a special $1.00 dividend per share in the first quarter of fiscal 2013.

We currently expect to declare and pay quarterly dividends on our Voting and Non-Voting Common Stock that are comparable to those declared in the fourth quarter of fiscal 2014.

(The remainder of this page is intentionally left blank)

Performance Graph

The following graph compares the cumulative total shareholder return on our Non-Voting Common Stock for the period from November 1, 2009 through October 31, 2014 to that of the Morningstar Financial Services Sector Index and the Standard & Poor’s 500 Stock Index (“S&P 500 Index”) over the same period. The comparison assumes $100 was invested on October 31, 2009 in our Non-Voting Common Stock and the compared indices at the closing price on that day and assumes reinvestments of all dividends paid over the period.

Comparison of Five-Year Cumulative Total Shareholder Return

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The table below sets forth information regarding purchases by the Company of our Non-Voting Common Stock on a monthly basis during the fourth quarter of fiscal 2014:

			(c)(1)	(d)
			Total Number of	Maximum
			Shares	Number of
			Purchased as	Shares that
	(a)		Part of	May Yet Be
	Total	(b)	Publicly	Purchased
	Number of	Average	Announced	under the
	Shares	Price Paid	Plans or	Plans or
Period	Purchased	Per Share	Programs	Programs
August 1, 2014 through August 31, 2014	230,982	$39.00	230,982	6,948,642
September 1, 2014 through September 30, 2014	1,068,594	$38.61	1,068,594	5,880,048
October 1, 2014 through October 31, 2014	1,223,028	$35.84	1,223,028	4,657,020
Total	2,522,604	$37.30	2,522,604	4,657,020

(1)	We announced a share repurchase program on July 9, 2014, which authorized the repurchase of up to 8,000,000 shares of our Non-Voting Common Stock in the open market and in private transactions in accordance with applicable securities laws. This repurchase program is not subject to an expiration date.

(The remainder of this page is intentionally left blank.)

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

Financial Highlights

	For the Years Ended October 31,
(in thousands, except per share data)	2014	2013	2012	2011	2010

Income Statement Data:
Total revenue	$1,450,294	$1,357,503	$1,209,036	$1,248,606	$1,115,960
Net income	321,164	230,426	264,768	227,574	201,225
Net income attributable to non-controlling and other beneficial interests(1)	16,848	36,585	61,303	12,672	26,927
Net income attributable to Eaton Vance Corp. shareholders	304,316	193,841	203,465	214,902	174,298
Adjusted net income attributable to Eaton Vance Corp. shareholders(2)	309,627	262,942	223,331	245,118	194,269

Balance Sheet Data:
Total assets(3)	$1,860,086	$2,407,249	$1,979,491	$1,831,300	$1,258,540
Debt(4)	573,655	573,499	500,000	500,000	500,000
Redeemable non-controlling interests (temporary equity)	107,466	74,856	98,765	100,824	67,019
Total Eaton Vance Corp. shareholders' equity	655,176	669,784	612,072	460,415	410,285
Non-redeemable non-controlling interests	2,305	1,755	1,513	889	570
Total permanent equity	657,481	671,539	613,585	461,304	410,855

Per Share Data:
Earnings per share:
Basic earnings	$2.55	$1.60	$1.76	$1.82	$1.47
Diluted earnings	2.44	1.53	1.72	1.75	1.40
Adjusted diluted earnings (2)	2.48	2.08	1.89	2.00	1.56
Cash dividends declared	0.91	1.82	0.77	0.73	0.66

(1)	Net income attributable to non-controlling and other beneficial interests reflects an increase of $5.3 million, $24.3 million, $19.9 million, $30.2 million and $18.4 million in the estimated redemption value of redeemable non-controlling interests in our majority-owned subsidiaries in fiscal 2014, 2013, 2012, 2011 and 2010, respectively. Net income attributable to non-controlling and other beneficial interests also includes net income (loss) of $(4.1) million, $(8.5) million, $22.6 million and $(34.5) million, respectively, in fiscal 2014, 2013, 2012, and 2011 substantially borne by other beneficial interest holders of consolidated collateralized loan obligation (“CLO”) entities.

(2)	The Company defines adjusted net income attributable to Eaton Vance Corp. shareholders and adjusted earnings per diluted share as net income attributable to Eaton Vance Corp. shareholders and earnings per diluted share, respectively, adjusted to exclude changes in the estimated redemption value of non-controlling interests redeemable at other than fair value (“non-controlling interest value adjustments”), closed-end fund structuring fees and other items management deems non-recurring or non-operating in nature, or otherwise outside the ordinary course (such as special dividends, costs associated with the extinguishment of debt and tax settlements). Adjusted net income attributable to Eaton Vance Corp. shareholders and adjusted earnings per diluted share should not be construed to be a substitute for, or superior to, net income attributable to Eaton Vance Corp. shareholders and earnings per diluted share computed in accordance with accounting principles generally accepted in the United States of America. Our use of these adjusted numbers, including reconciliations of net income attributable to Eaton Vance Corp. shareholders to adjusted net income attributable to Eaton Vance Corp. shareholders and earnings per diluted share to adjusted earnings per diluted share, is discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.

(3)	Total assets on October 31, 2014, 2013, 2012 and 2011 include $156.5 million, $728.1 million, $468.4 million and $481.8 million of assets held by consolidated CLO entities, respectively.

(4)	In fiscal 2013, the Company tendered $250 million of its 6.5 percent Senior Notes due 2017 and issued $325 million of 3.625 percent Senior Notes due 2023. The Company recognized a loss on extinguishment of debt totaling $53.0 million in conjunction with the tender in fiscal 2013.

(The remainder of this page is intentionally left blank)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Our principal business is managing investment funds and providing investment management and advisory services to high-net-worth individuals and institutions. Our core strategy is to develop and sustain management expertise across a range of investment disciplines and to offer leading investment products and services through multiple distribution channels. In executing this strategy, we have developed broadly diversified investment management capabilities and a highly functional marketing, distribution and customer service organization. Although we manage and distribute a wide range of investment products and services, we operate in one business segment, namely as an investment adviser to funds and separate accounts.

Through our subsidiaries Eaton Vance Management (“EVM”) and Atlanta Capital Management, LLC (“Atlanta Capital”) and other affiliates we manage active equity, income and alternative strategies across a range of investment styles and asset classes, including U.S. and global equities, floating-rate bank loans, municipal bonds, global income, high-yield and investment grade bonds. Through our subsidiary Parametric Portfolio Associates LLC (“Parametric”), we manage a range of engineered alpha strategies, including systematic equity, systematic alternatives and managed options strategies, and provide portfolio implementation services, including tax-managed core and specialty index strategies, customized exposure management services and centralized portfolio management of multi-manager portfolios. We also oversee the management of, and distribute, investment funds sub-advised by third-party managers, including global, regional and sector equity, commodity and asset allocation strategies. Our breadth of investment management capabilities supports a wide range of products and services offered to fund shareholders, retail managed account investors, institutional investors and high-net-worth clients. Our equity strategies encompass a diversity of investment objectives, risk profiles, income levels and geographic representation. Our income investment strategies cover a broad duration and credit quality range and encompass both taxable and tax-free investments. We also offer a range of alternative investment strategies, including commodity- and currency-based investments and a spectrum of absolute return strategies. As of October 31, 2014, we had $297.7 billion in assets under management.

Our principal retail marketing strategy is to distribute funds and separately managed accounts principally through financial intermediaries in the advisory channel. We have a broad reach in this marketplace, with distribution partners including national and regional broker-dealers, independent broker-dealers, registered investment advisors, banks and insurance companies. We support these distribution partners with a team of approximately 130 sales professionals covering U.S. and international markets.

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

Our discussion and analysis of our financial condition and results of operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to goodwill and intangible assets, income taxes, investments and stock-based compensation. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under current circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates.

Business Developments

Prevailing equity and income market conditions and investor sentiment affect the sales and redemptions of our investment products, managed asset levels, operating results and the recoverability of our investments. During fiscal 2014, the S&P 500 Index, a broad measure of U.S. equity market performance, had total returns of 17.3%. Over the same period, the Barclays U.S. Aggregate Bond Index, a broad measure of U.S. bond market performance, had total returns of 4.1%.

Our ending consolidated assets under management increased by $17.1 billion, or 6 percent, in fiscal 2014 to $297.7 billion on October 31, 2014, reflecting a 1 percent organic growth rate and market appreciation. Average consolidated assets under management increased by $37.0 billion, or 15 percent, to $288.2 billion in fiscal 2014.

Please see the “Recent Developments” within the Item 1 Business Section of this Annual Report on Form 10-K for a summary of our recent business developments.

The primary drivers of our overall and investment advisory effective fee rates are the mix of our assets by product, distribution channel and investment mandate, and the timing and amount of performance fees recognized. Shifts in managed assets among products, distribution channels and investment mandates with differing fee schedules can alter the total effective fee rate earned on our assets under management. Our overall average effective fee rate decreased to 50 basis points in fiscal 2014 from 54 basis points in fiscal 2013. Our average effective investment advisory and administrative fee rate similarly decreased to 43 basis points in fiscal 2014 from 45 basis points in fiscal 2013.

Consolidated Assets under Management

Consolidated assets under management of $297.7 billion on October 31, 2014 increased $17.1 billion, or 6 percent from the $280.7 billion reported a year earlier. Long-term fund and separate account net inflows totaled $2.8 billion in fiscal 2014, representing an organic growth rate of 1 percent. Net market appreciation in managed assets contributed $14.4 billion in fiscal 2014.

We report managed assets and flow data by investment mandate. The “Alternative” category includes a range of absolute return strategies, as well as commodity- and currency-linked investments. The “Implementation Services” category includes Parametric’s tax-managed core, specialty index, customized exposure management and centralized portfolio management strategies and services.

Consolidated Assets under Management by Investment Mandate(1) (2)

	October 31,						2014	2013
		% of		% of		% of	vs.	vs.
(in millions)	2014	Total	2013	Total	2012	Total	2013	2012
Equity (3)	$96,952	33%	$93,585	33%	$80,782	41%	4%	16%
Fixed income(4)	45,887	15%	44,211	16%	49,003	25%	4%	-10%
Floating-rate income	42,009	14%	41,821	15%	26,388	13%	0%	58%
Alternative	11,241	4%	15,212	5%	12,864	6%	-26%	18%
Implementation services	101,471	34%	85,637	31%	30,302	15%	18%	183%
Cash management funds	175	0%	203	0%	169	0%	-14%	20%

Total	$297,735	100%	$280,669	100%	$199,508	100%	6%	41%

(1)	Consolidated Eaton Vance Corp. See table on page 36 for managed assets and flows of 49 percent-owned Hexavest Inc., which are not included in the table above.
(2)	Assets under management for which we estimate fair value using significant unobservable inputs are not material to the total value of the assets we manage.
(3)	Includes assets in balanced accounts holding income securities.
(4)	Includes assets in institutional cash management separate accounts.

Equity and implementation services assets under management included $68.6 billion, $59.1 billion and $51.4 billion of assets managed for after-tax returns on October 31, 2014, 2013 and 2012, respectively. Fixed income assets included $27.5 billion, $25.8 billion and $29.5 billion of tax-exempt municipal bond assets on October 31, 2014, 2013 and 2012, respectively.

The following tables summarize our consolidated assets under management and asset flows by investment mandate and investment vehicle for the fiscal years ended October 31, 2014, 2013 and 2012:

Consolidated Net Flows by Investment Mandate(1)

				2014	2013
	Years Ended October 31,			vs.	vs.
(in millions)	2014	2013	2012	2013	2012
Equity assets - beginning of period(2)	$93,585	$80,782	$84,281	16%	-4%
Sales and other inflows	14,687	16,989	16,572	-14%	3%
Redemptions/outflows	(19,183)	(19,459)	(26,033)	-1%	-25%
Net flows	(4,496)	(2,470)	(9,461)	82%	-74%
Assets acquired(4)	-	1,572	-	NM (3)	NM
Exchanges	1,019	328	15	211%	NM
Market value change	6,844	13,373	5,947	-49%	125%
Equity assets - end of period	$96,952	$93,585	$80,782	4%	16%
Fixed income assets - beginning of period(5)	44,211	49,003	43,708	-10%	12%
Sales and other inflows	12,024	10,881	12,278	11%	-11%
Redemptions/outflows	(11,867)	(14,015)	(9,455)	-15%	48%
Net flows	157	(3,134)	2,823	NM	NM
Assets acquired(4)	-	472	-	NM	NM
Exchanges	96	(510)	84	NM	NM
Market value change	1,423	(1,620)	2,388	NM	NM
Fixed income assets - end of period	$45,887	$44,211	$49,003	4%	-10%
Floating-rate income assets - beginning of period	41,821	26,388	24,322	58%	8%
Sales and other inflows	15,669	21,729	7,401	-28%	194%
Redemptions/outflows	(14,742)	(6,871)	(5,662)	115%	21%
Net flows	927	14,858	1,739	-94%	754%
Exchanges	(145)	397	45	NM	782%
Market value change	(594)	178	282	NM	-37%
Floating-rate income assets - end of period	$42,009	$41,821	$26,388	0%	58%
Alternative assets - beginning of period	15,212	12,864	10,650	18%	21%
Sales and other inflows	3,339	8,195	6,736	-59%	22%
Redemptions/outflows	(7,237)	(5,688)	(4,348)	27%	31%
Net flows	(3,898)	2,507	2,388	NM	5%
Assets acquired(4)	-	650	-	NM	NM
Exchanges	(89)	(184)	(94)	-52%	96%
Market value change	16	(625)	(80)	NM	681%
Alternative assets - end of period	$11,241	$15,212	$12,864	-26%	18%
Implementation services assets - beginning of period(5)	85,637	30,302	24,574	183%	23%
Sales and other inflows	61,031	39,841	7,096	53%	461%
Redemptions/outflows	(50,969)	(26,887)	(4,411)	90%	510%
Net flows	10,062	12,954	2,685	-22%	382%
Assets acquired(4)	-	32,064	-	NM	NM
Exchanges	(913)	(118)	(1)	674%	NM
Market value change	6,685	10,435	3,044	-36%	243%
Implementation services assets - end of period	$101,471	$85,637	$30,302	18%	183%
Total long-term fund and separate account assets - beginning of period	280,466	199,339	187,535	41%	6%
Sales and other inflows	106,750	97,635	50,083	9%	95%
Redemptions/outflows	(103,998)	(72,920)	(49,909)	43%	46%
Net flows	2,752	24,715	174	-89%	NM
Assets acquired(4)	-	34,758	-	NM	NM
Exchanges	(32)	(87)	49	-63%	NM
Market value change	14,374	21,741	11,581	-34%	88%
Total long-term fund and separate account assets - end of period	$297,560	$280,466	$199,339	6%	41%
Cash management fund assets - end of period	175	203	169	-14%	20%
Total assets under management - end of period	$297,735	$280,669	$199,508	6%	41%

(1)	Consolidated Eaton Vance Corp. See table on page 36 for managed assets and flows of 49 percent-owned Hexavest Inc., which are not included in the table above.
(2)	Includes assets in balanced accounts holding income securities.
(3)	Not meaningful ("NM")
(4)	Represents assets gained in the acquisition of The Clifton Group Investment Management Company on December 31, 2012.
(5)	Includes assets in institutional cash management separate accounts.
33

Consolidated Net Flows by Investment Vehicle(1)

				2014	2013
	Years Ended October 31,			vs.	vs.
(in millions)	2014	2013	2012	2013	2012
Long-term fund assets - beginning of period	$133,198	$113,249	$111,705	18%	1%
Sales and other inflows	35,408	43,606	27,080	-19%	61%
Redemptions/outflows	(38,077)	(29,970)	(30,895)	27%	-3%
Net flows	(2,669)	13,636	(3,815)	NM	NM
Assets acquired(2)	-	638	-	NM	NM
Exchanges	(32)	(279)	(13)	-89%	NM
Market value change	3,892	5,954	5,372	-35%	11%
Long-term fund assets - end of period	$134,389	$133,198	$113,249	1%	18%
Institutional separate account assets - beginning of period(3)	95,724	43,338	38,003	121%	14%
Sales and other inflows	59,938	41,108	12,496	46%	229%
Redemptions/outflows	(54,957)	(31,548)	(10,514)	74%	200%
Net flows	4,981	9,560	1,982	-48%	382%
Assets acquired(2)	-	34,120	-	NM	NM
Exchanges	216	183	38	18%	382%
Market value change	5,522	8,523	3,315	-35%	157%
Institutional separate account assets - end of period	$106,443	$95,724	$43,338	11%	121%
High-net-worth separate account assets - beginning of period	19,699	15,036	13,256	31%	13%
Sales and other inflows	3,532	4,763	3,609	-26%	32%
Redemptions/outflows	(3,620)	(3,699)	(2,283)	-2%	62%
Net flows	(88)	1,064	1,326	NM	-20%
Exchanges	286	(16)	(990)	NM	-98%
Market value change	2,338	3,615	1,444	-35%	150%
High-net-worth separate account assets - end of period	$22,235	$19,699	$15,036	13%	31%
Retail managed account assets - beginning of period	31,845	27,716	24,571	15%	13%
Sales and other inflows	7,872	8,158	6,898	-4%	18%
Redemptions/outflows	(7,344)	(7,703)	(6,217)	-5%	24%
Net flows	528	455	681	16%	-33%
Exchanges	(502)	25	1,014	NM	-98%
Market value change	2,622	3,649	1,450	-28%	152%
Retail managed account assets - end of period	$34,493	$31,845	$27,716	8%	15%
Total long-term fund and separate account assets - beginning of period	280,466	199,339	187,535	41%	6%
Sales and other inflows	106,750	97,635	50,083	9%	95%
Redemptions/outflows	(103,998)	(72,920)	(49,909)	43%	46%
Net flows	2,752	24,715	174	-89%	NM
Assets acquired(2)	-	34,758	-	NM	NM
Exchanges	(32)	(87)	49	-63%	NM
Market value change	14,374	21,741	11,581	-34%	88%
Total long-term fund and separate account assets - end of period	$297,560	$280,466	$199,339	6%	41%
Cash management fund assets - end of period	175	203	169	-14%	20%
Total assets under management - end of period	$297,735	$280,669	$199,508	6%	41%

(1)	Consolidated Eaton Vance Corp. See table on page 36 for managed assets and flows of 49 percent-owned Hexavest Inc., which are not included in the table above.
(2)	Represents assets gained in the acquisition of The Clifton Group Investment Management Company on December 31, 2012.
(3)	Includes assets in institutional cash management separate accounts.
34

The following table summarizes our assets under management by investment affiliate as of October 31, 2014, 2013 and 2012:

Consolidated Assets under Management by Investment Affiliate (1)

	Years Ended October 31,			2014	2013
				vs.	vs.
(in millions)	2014	2013	2012	2013	2012
Eaton Vance Management (2)	$143,100	$144,729	$131,055	-1%	10%
Parametric	136,176	117,008	53,281	16%	120%
Atlanta Capital	18,459	18,932	15,172	-2%	25%
Total	$297,735	$280,669	$199,508	6%	41%

(1)	Consolidated Eaton Vance Corp. See table on page 36 for managed assets and flows of 49 percent-owned Hexavest Inc., which are not included in the table above.
(2)	Includes managed assets of wholly owned subsidiaries Eaton Vance Investment Counsel and Fox Asset Management LLC, as well as certain Eaton Vance-sponsored funds and accounts managed by Hexavest and unaffiliated third-party advisers under Eaton Vance supervision.

As of October 31, 2014, 49 percent-owned affiliate Hexavest Inc. (“Hexavest”) managed $16.7 billion of client assets, a decrease of 1 percent from $16.9 billion of managed assets on October 31, 2013. Other than Eaton Vance-sponsored funds for which Hexavest is adviser or sub-adviser, the managed assets of Hexavest are not included in Eaton Vance consolidated totals.

The following table summarizes assets under management and asset flow information for Hexavest for the fiscal years ended October 31, 2014 and 2013:

Hexavest Assets under Management and Net Flows

				2014	2013
	Years Ended October 31,			vs.	vs.
(in millions)	2014	2013	2012 (1)	2013	2012
Eaton Vance distributed:
Eaton Vance sponsored funds – beginning of period(2)	$211	$37	$-	470%	NM
Sales and other inflows	58	162	36	-64%	350%
Redemptions/outflows	(57)	(15)	-	280%	NM
Net flows	1	147	36	-99%	308%
Market value change	15	27	1	-44%	NM
Eaton Vance sponsored funds – end of period	$227	$211	$37	8%	470%
Eaton Vance distributed separate accounts – beginning of period(3)	$1,574	$-	$-	NM	NM
Sales and other inflows	531	1,381	-	-62%	NM
Redemptions/outflows	(260)	(33)	-	688%	NM
Net flows	271	1,348	-	-80%	NM
Exchanges	389	-	-	NM	NM
Market value change	133	226	-	-41%	NM
Eaton Vance distributed separate accounts – end of period	$2,367	$1,574	$-	50%	NM
Total Eaton Vance distributed – beginning of period	$1,785	$37	$-	NM	NM
Sales and other inflows	589	1,543	36	-62%	NM
Redemptions/outflows	(317)	(48)	-	560%	NM
Net flows	272	1,495	36	-82%	NM
Exchanges	389	-	-	NM	NM
Market value change	148	253	1	-42%	NM
Total Eaton Vance distributed – end of period	$2,594	$1,785	$37	45%	NM
Hexavest directly distributed – beginning of period(4)	$15,136	$12,073	$10,956	25%	10%
Sales and other inflows	1,637	2,703	1,047	-39%	158%
Redemptions/outflows	(3,046)	(1,853)	(318)	64%	483%
Net flows	(1,409)	850	729	NM	17%
Exchanges	(389)	-	-	NM	NM
Market value change	763	2,213	388	-66%	470%
Hexavest directly distributed – end of period	$14,101	$15,136	$12,073	-7%	25%
Total Hexavest assets – beginning of period	$16,921	$12,110	$10,956	40%	11%
Sales and other inflows	2,226	4,246	1,083	-48%	292%
Redemptions/outflows	(3,363)	(1,901)	(318)	77%	498%
Net flows	(1,137)	2,345	765	NM	207%
Market value change	911	2,466	389	-63%	534%
Total Hexavest assets – end of period	$16,695	$16,921	$12,110	-1%	40%

(1)	Reflects activity from August 6, 2012, the date that Eaton Vance acquired its 49 percent equity interest in Hexavest, through October 31, 2012.
(2)	Managed assets and flows of Eaton Vance-sponsored pooled investment vehicles for which Hexavest is adviser or sub-adviser. Eaton Vance receives management and/or distribution revenue on these assets, which are included in the Eaton Vance consolidated results.
(3)	Managed assets and flows of Eaton Vance-distributed separate accounts managed by Hexavest. Eaton Vance receives distribution revenue, but not investment advisory fees, on these assets, which are not included in the Eaton Vance consolidated results.
(4)	Managed assets and flows of pre-transaction Hexavest clients and post-transaction Hexavest clients in Canada. Eaton Vance receives no investment advisory or distribution revenue on these assets, which are not included in the Eaton Vance consolidated results.

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

Consolidated Ending Assets under Management by Asset Class(1)

	October 31,						2014	2013
		% of		% of		% of	vs.	vs.
(in millions)	2014	Total	2013	Total	2012	Total	2013	2012
Open-end funds:
Class A	$26,955	9%	$29,989	11%	$28,926	15%	-10%	4%
Class B	449	0%	662	0%	959	0%	-32%	-31%
Class C	9,466	3%	9,800	3%	9,662	5%	-3%	1%
Class I(2)	42,073	14%	42,331	15%	30,224	15%	-1%	40%
Class N	1,773	1%	2,311	1%	1,566	1%	-23%	48%
Class R	445	0%	373	0%	312	0%	19%	20%
Other	2,015	1%	1,524	1%	540	0%	32%	182%
Total open-end funds	83,176	28%	86,990	31%	72,189	36%	-4%	21%
Private funds(3)	25,969	9%	21,500	8%	18,012	9%	21%	19%
Closed-end funds	25,419	8%	24,911	9%	23,217	12%	2%	7%
Total fund assets	134,564	45%	133,401	48%	113,418	57%	1%	18%
Institutional account assets(4)	106,443	36%	95,724	34%	43,338	22%	11%	121%
High-net-worth account assets	22,235	7%	19,699	7%	15,036	7%	13%	31%
Retail managed account assets	34,493	12%	31,845	11%	27,716	14%	8%	15%
Total separate account assets	163,171	55%	147,268	52%	86,090	43%	11%	71%
Total	$297,735	100%	$280,669	100%	$199,508	100%	6%	41%

(1)	Consolidated Eaton Vance Corp. See table on page 36 for managed assets and flows of 49 percent-owned Hexavest Inc., which are not included in the table above.
(2)	Includes Class R6 shares.
(3)	Includes privately offered equity, fixed income and floating-rate income funds and CLO entities.
(4)	Includes assets in institutional cash management separate accounts.

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

Consolidated Average Assets under Management by Asset Class(1)

				2014	2013
	Years Ended October 31,			vs.	vs.
(in millions)	2014	2013	2012	2013	2012
Open-end funds:
Class A	$27,338	$29,550	$30,105	-7%	-2%
Class B	571	813	1,118	-30%	-27%
Class C	9,656	9,814	9,628	-2%	2%
Class I(2)	42,245	36,986	28,240	14%	31%
Class N	3,888	1,885	1,339	106%	41%
Class R	412	329	340	25%	-3%
Other	1,795	923	604	94%	53%
Total open-end funds	85,905	80,300	71,374	7%	13%
Private funds(3)	23,617	19,756	17,870	20%	11%
Closed-end funds	25,395	23,945	23,086	6%	4%
Total fund assets	134,917	124,001	112,330	9%	10%
Institutional account assets(4)	99,224	80,028	39,733	24%	101%
High-net-worth account assets	20,681	17,521	14,005	18%	25%
Retail managed account assets	33,384	29,701	26,829	12%	11%
Total separate account assets	153,289	127,250	80,567	20%	58%
Total	$288,206	$251,251	$192,897	15%	30%

(1)	Assets under management attributable to acquisitions that closed during the relevant periods are included on a weighted average basis for the period from their respective closing dates.
(2)	Includes Class R6 shares.
(3)	Includes privately offered equity, fixed income and floating-rate bank loan funds and CLO entities.
(4)	Includes assets in institutional cash management separate accounts.

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

We define adjusted net income attributable to Eaton Vance Corp. shareholders and adjusted earnings per diluted share as net income attributable to Eaton Vance Corp. shareholders and earnings per diluted share, respectively, adjusted to exclude changes in the estimated redemption value of non-controlling interests redeemable at other than fair value (“non-controlling interest value adjustments”), closed-end fund structuring fees and items management deems non-recurring or non-operating in nature, or otherwise outside the ordinary course (such as the impact of special dividends, costs associated with the extinguishment of debt and tax settlements). Adjusted net income attributable to Eaton Vance Corp. shareholders and adjusted earnings per diluted share should not be construed to be a substitute for, or superior to, net income attributable to Eaton Vance Corp. shareholders and earnings per diluted share computed in accordance with U.S. GAAP. We provide disclosures of adjusted net income attributable to Eaton Vance Corp. shareholders and adjusted earnings per diluted share to reflect the fact that our management and Board of Directors consider these adjusted numbers a measure of the Company’s underlying operating performance.

The following table provides a reconciliation of net income attributable to Eaton Vance Corp. shareholders and earnings per diluted share to adjusted net income attributable to Eaton Vance Corp. shareholders and adjusted earnings per diluted share, respectively, for the fiscal years ended October 31, 2014, 2013 and 2012:

				2014	2013
	Years Ended October 31,			vs.	vs.
(in thousands, except per share data)	2014	2013	2012	2013	2012

Net income attributable to Eaton Vance Corp. shareholders	$304,316	$193,841	$203,465	57%	-5%
Non-controlling interest value adjustments(1)	5,311	24,320	19,866	-78%	22%
Closed-end fund structuring fees, net of tax(2)	-	2,851	-	NM	NM
Loss on extinguishment of debt, net of tax(3)	-	35,239	-	NM	NM
Settlement of state tax audit(4)	-	6,691	-	NM	NM
Adjusted net income attributable to Eaton Vance Corp. shareholders	$309,627	$262,942	$223,331	18%	18%

Earnings per diluted share	$2.44	$1.53	$1.72	59%	-11%
Non-controlling interest value adjustments	0.04	0.19	0.17	-79%	12%
Closed-end fund structuring fees, net of tax	-	0.02	-	NM	NM
Loss on extinguishment of debt, net of tax	-	0.28	-	NM	NM
Settlement of state tax audit	-	0.05	-	NM	NM
Special dividend adjustment(5)	-	0.01	-	NM	NM
Adjusted earnings per diluted share	$2.48	$2.08	$1.89	19%	10%

(1)	Please see page 49, "Net Income Attributable to Non-controlling and Other Beneficial Interests," for a further discussion of the non-controlling interest value adjustments referenced above.
(2)	Closed-end fund structuring fees, net of tax, associated with the initial public offering of Eaton Vance Municipal Income Term Trust and Eaton Vance Floating-Rate Income Plus Fund in fiscal 2013.
(3)	Reflects the loss on the Company's retirement of $250 million of its outstanding Senior Notes due in 2017. The loss on extinguishment of debt, net of tax, consists of the make-whole provision, acceleration of deferred financing costs and discounts tied to the original issuance, transaction costs associated with the tender offer, the loss recognized on a reverse treasury lock entered into in conjunction with the tender and accelerated amortization of a treasury rate lock tied to the original issuance.
(4)	Please see page 48, "Income Taxes" for further discussion of the tax settlement adjustment referenced above.
(5)	Reflects the impact of the special dividend paid in the first quarter of fiscal 2013 due to the disproportionate allocation of distributions in excess of earnings to common shareholders under the two-class method.

We reported net income attributable to Eaton Vance Corp. shareholders of $304.3 million, or $2.44 per diluted share, in fiscal 2014 compared to net income attributable to Eaton Vance Corp. shareholders of $193.8 million, or $1.53 per diluted share, in fiscal 2013. We reported adjusted net income attributable to Eaton Vance Corp. shareholders of $309.6 million, or $2.48 per diluted share, in fiscal 2014 compared to adjusted net income attributable to Eaton Vance Corp. shareholders of $262.9 million, or $2.08 per diluted share, in fiscal 2013. The change in net income attributable to Eaton Vance Corp. shareholders in fiscal 2014 compared to fiscal 2013 can be primarily attributed to the following:

•	An increase in revenue of $92.8 million, or 7 percent, reflecting a 15 percent increase in consolidated average assets under management offset by a decrease in our annualized effective fee rate to 50 basis points in fiscal 2014 from 54 basis points in fiscal 2013 due to a shift in product mix.
•	An increase in expenses of $25.9 million, or 3 percent, reflecting increases in compensation, distribution and service fee expenses, fund-related expenses and other operating expenses, offset by reduced amortization of deferred sales commissions.
•	A $3.7 million improvement in net investment gains (losses) and other investment income, net, primarily reflecting an increase of $1.7 million in interest income, a $1.2 million decline in net investment losses and a $0.8 million decline in foreign currency losses. Net investment losses in fiscal 2013 include a $3.1 million loss on a reverse treasury lock entered into in conjunction with the retirement of $250 million of our 6.5 percent Senior Notes due in October 2017 (the “2017 Senior Notes”).
•	A $3.8 million decline in interest expense, reflecting the retirement of $250 million of our 2017 Senior Notes and the contemporaneous issuance of $325 million of 3.625 percent Senior Notes due 2023 (the “2023 Senior Notes”) in the third quarter of fiscal 2013.
•	The non-recurrence of a $53.0 million loss on extinguishment of debt related to the retirement of the 2017 Senior Notes referenced above.
•	A $4.3 million decline in other expenses of the Company’s consolidated CLO entities, reflecting a decrease in interest and other expenses recognized by those entities in fiscal 2014.
•	An increase in income taxes of $42.8 million, or 30 percent, reflecting an increase in the Company’s income before taxes, offset by a fiscal 2013 tax adjustment of $6.7 million related to the settlement of a state tax audit. Consolidated CLO entity income that is allocated to other beneficial interest holders is not subject to tax in the Company’s provision.
•	An increase in equity in net income of affiliates, net of tax, of $1.9 million, reflecting an increase in our proportionate net interest in Hexavest’s earnings and an increase in the Company’s net interest in the earnings of sponsored funds accounted for under the equity method.
•	A decrease in net income attributable to non-controlling interests of $19.7 million, primarily reflecting a decrease in the annual adjustments made to the estimated redemption value of non-controlling interests in the Company’s majority-owned subsidiaries redeemable at other than fair value, a decrease in net gains recognized by the Company’s consolidated CLO entities that are borne by other beneficial interests and a decrease in net income attributable to non-controlling interest holders in the Company’s majority-owned subsidiaries, offset by an increase in net income attributable to non-controlling interest holders in the Company’s consolidated sponsored funds.

Weighted average diluted shares outstanding decreased by 0.8 million shares, or 1 percent, in fiscal 2014 versus fiscal 2013. The change reflects a decrease in the total number of shares outstanding due to the impact of shares repurchased, offset by the exercise of employee stock options and the impact of annual vesting of restricted stock.

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

•	An increase in revenue of $148.5 million, or 12 percent, reflecting a 30 percent increase in consolidated average assets under management offset by a decrease in our annualized effective fee rate to 54 basis points in fiscal 2013 from 62 basis points in fiscal 2012, largely as a result of the Clifton acquisition.
•	An increase in expenses of $88.5 million, or 11 percent, reflecting increases in compensation, distribution and service fee expenses, fund-related expenses and other operating expenses, offset by reduced amortization of deferred sales commissions.
•	A decrease of $20.9 million in gains (losses) and other investment income, net, reflecting a decline in investment gains and income recognized on our seed capital investments as well as a $3.1 million loss on the reverse treasury lock entered into in conjunction with the retirement of $250 million of our 2017 Senior Notes.
•	A $53.0 million loss on extinguishment of debt related to the retirement of $250 million of our 2017 Senior Notes as referenced above.
•	A $30.6 million decline in other expenses of the Company’s consolidated CLO entities, reflecting a decrease in investment gains recognized by those entities in fiscal 2013.
•	An increase in income taxes of $1.5 million, or 1 percent, reflecting a $6.7 million tax adjustment related to the settlement of a state tax audit partially offset by a decrease in taxable income attributable to Eaton Vance Corp. shareholders. Consolidated CLO entity income that is allocated to other beneficial interest holders is not subject to tax in the Company’s provision.
•	An increase in equity in net income of affiliates, net of tax, of $11.5 million, reflecting an increase in our proportionate net interest in Hexavest’s earnings and an increase in our net interest in the earnings of sponsored funds accounted for under the equity method of accounting.
•	A decrease in net income attributable to non-controlling interests of $24.7 million, primarily reflecting a decrease in the net gains recognized by the Company’s consolidated CLO entities that are borne by other beneficial interest holders, partially offset by an increase in the annual adjustments made to the estimated redemption value of non-controlling interests in the Company’s majority-owned subsidiaries and an increase in net income attributable to non-controlling interest holders in the Company’s majority-owned subsidiaries.

Weighted average diluted shares outstanding increased by 7.3 million shares, or 6 percent, in fiscal 2013 over fiscal 2012. The change reflects an increase in the total number of shares outstanding due to the exercise of employee stock options, an increase in the dilutive effect of in-the-money options resulting from a 44 percent increase in the average share price of the Company’s Non-Voting Common Stock during the period, and the impact of annual vesting of restricted stock, offset by share repurchases.

Revenue

Our overall average effective fee rate (total revenue, excluding other revenue, as a percentage of average assets under management) was 50 basis points in fiscal 2014 compared to 54 basis points in fiscal 2013 and 62 basis points in fiscal 2012. The decrease in our average overall effective fee rate in fiscal 2014 and fiscal 2013 can be primarily attributed to the acquisition of Clifton in December 2012 and the subsequent strong growth of the acquired customized exposure management business, which operates at fee rates well below corporate averages. Product mix continues to be the most significant determinant of our overall effective fee rate.

The following table shows our investment advisory and administrative fees, distribution and underwriter fees, service fees and other revenue for the fiscal years ended October 31, 2014, 2013 and 2012:

41

				2014	2013
	Years Ended October 31,			vs.	vs.
(in thousands)	2014	2013	2012	2013	2012

Investment advisory and administrative fees	$1,231,188	$1,135,327	$988,058	8%	15%
Distribution and underwriter fees	85,514	89,234	89,410	-4%	0%
Service fees	125,713	126,560	126,345	-1%	0%
Other revenue	7,879	6,382	5,223	23%	22%
Total revenue	$1,450,294	$1,357,503	$1,209,036	7%	12%

Investment advisory and administrative fees

Investment advisory and administrative fees are determined by contractual agreements with our sponsored funds and separate accounts and are generally based upon a percentage of the market value of assets under management. Net asset flows and changes in the market value of managed assets affect the amount of managed assets on which investment advisory and administrative fees are earned, while changes in asset mix among different strategies and services affect our average effective fee rate. Investment advisory and administrative fees represented 85 percent of total revenue in fiscal 2014 compared to 84 percent in fiscal 2013 and 82 percent in fiscal 2012.

The increase in investment advisory and administrative fees of 8 percent, or $95.9 million, in fiscal 2014 from fiscal 2013 can be primarily attributed to the 15 percent increase in average assets under management, offset by a decline in our average effective fee rates. The decline in our effective investment advisory and administrative fee rate to 43 basis points in fiscal 2014 from 45 basis points in fiscal 2013 can be primarily attributed to the impact of a shift in product mix from higher-fee to lower-fee mandates. Fund assets, which had an average effective fee rate of 67 basis points in both fiscal 2014 and fiscal 2013, decreased to 45 percent of total assets under management on October 31, 2014 from 48 percent of total assets under management on October 31, 2013, while separately managed account assets, which had an average effective fee rate of 22 basis points in fiscal 2014 and 24 basis points in fiscal 2013, increased to 55 percent of total assets under management on October 31, 2014 from 52 percent of total assets under management on October 31, 2013. Performance fees totaled $8.3 million and $4.4 million in fiscal 2014 and fiscal 2013, respectively.

The increase in investment advisory and administrative fees of 15 percent, or $147.3 million, in fiscal 2013 from fiscal 2012 can be primarily attributed to the 30 percent increase in average assets under management, offset by lower average effective fee rates due primarily to a shift in product mix resulting from the Clifton acquisition. Fund assets, which had an average effective fee rate of 67 basis points in fiscal 2013 and 66 basis points in fiscal 2012, decreased to 48 percent of total assets under management on October 31, 2013 from 57 percent of total assets under management on October 31, 2012, while separately managed account assets, which had an average effective fee rate of 24 basis points in fiscal 2013 and 30 basis points in fiscal 2012, increased to 52 percent of total assets under management on October 31, 2013 from 43 percent of total assets under management on October 31, 2012.

Distribution and underwriter fees

Distribution plan payments, which are made under contractual agreements with certain sponsored funds, are calculated as a percentage of average assets under management of the applicable funds and fund share classes. These fees fluctuate with both the level of average assets under management and sales of sponsored funds and fund share classes that are subject to these fees.

The following table shows the total distribution payments with respect to our Class A, Class B, Class C, Class N, Class R and private equity funds for the fiscal years ended October 31, 2014, 2013 and 2012:

				2014	2013
	Years Ended October 31,			vs.	vs.
(in thousands)	2014	2013	2012	2013	2012

Class A	$1,241	$1,105	$671	12%	65%
Class B	3,540	5,298	7,459	-33%	-29%
Class C	67,739	69,081	67,974	-2%	2%
Class N	273	142	4	92%	NM
Class R	1,030	821	844	25%	-3%
Private funds	3,874	3,626	3,967	7%	-9%
Total distribution plan payments	$77,697	$80,073	$80,919	-3%	-1%

Underwriter commissions are earned on sales of shares of our sponsored mutual funds on which investors pay a sales charge at the time of purchase (Class A share sales). Sales charges and underwriter commissions are waived or reduced on shareholder purchases that exceed specified minimum amounts and on purchases by certain categories of investors. Underwriter commissions vary with the level of Class A share sales and the mix of Class A shares offered with and without sales charges.

Underwriter fees and other distribution income decreased 15 percent, or $1.3 million, to $7.8 million in fiscal 2014, primarily reflecting a decrease of $1.2 million in underwriter fees received on sales of Class A shares and a decrease of $0.3 million in contingent deferred sales charges received on certain Class A redemptions.

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

Service fee revenue decreased 1 percent, or $0.8 million, to $125.7 million in fiscal 2014 from fiscal 2013, primarily reflecting a decrease in average assets under management in funds and classes of funds subject to service fees.

Service fee revenue was $126.6 million in both fiscal 2013 and fiscal 2012, reflecting substantially unchanged average assets under management in funds and classes of funds subject to service fees.

Other revenue

Other revenue, which consists primarily of sub-transfer agent fees, miscellaneous dealer income, custody fees, Hexavest-related distribution and service revenue, and sub-lease income, increased by $1.5 million in fiscal 2014, primarily reflecting an increase in Hexavest-related revenue. Other revenue increased by $1.2 million in fiscal 2013, primarily reflecting an increase in Hexavest-related revenue.

Expenses

Operating expenses increased by 3 percent, or $25.9 million, in fiscal 2014 from fiscal 2013, reflecting increases in compensation, distribution and service fees, and fund-related and other expenses, offset by reduced amortization of deferred sales commissions as more fully described below.

The following table shows our operating expenses for the fiscal years ended October 31, 2014, 2013 and 2012:

				2014	2013
	Years Ended October 31,			vs.	vs.
(in thousands)	2014	2013	2012	2013	2012
Compensation and related costs:
Cash compensation	$400,890	$387,343	$329,088	3%	18%
Stock-based compensation	60,548	59,791	56,307	1%	6%
Total compensation and related costs	461,438	447,134	385,395	3%	16%
Distribution expense	141,544	139,618	130,914	1%	7%
Service fee expense	116,620	115,149	113,485	1%	1%
Amortization of deferred sales commissions	17,590	19,581	20,441	-10%	-4%
Fund-related expenses	35,415	34,230	27,375	3%	25%
Other expenses	157,830	148,784	138,434	6%	7%
Total expenses	$930,437	$904,496	$816,044	3%	11%

Compensation and related costs

The following table shows our compensation and related costs for the fiscal years ended October 31, 2014, 2013 and 2012:

				2014	2013
	Years Ended October 31,			vs.	vs.
(in thousands)	2014	2013	2012	2013	2012

Base salaries and employee benefits	$204,935	$187,734	$167,085	9%	12%
Stock-based compensation	60,548	59,791	56,307	1%	6%
Operating income-based incentives	137,563	130,359	111,754	6%	17%
Sales incentives	54,989	64,730	45,591	-15%	42%
Other compensation expense	3,403	4,520	4,658	-25%	-3%
Total	$461,438	$447,134	$385,395	3%	16%

The increase in base salaries and employee benefits in fiscal 2014 primarily reflects an increase in base compensation associated with an increase in headcount, annual merit increases and a corresponding increase in employee benefits. The increase in stock-based compensation in fiscal 2014 primarily reflects the increase in headcount. The increase in operating income-based incentives in fiscal 2014 reflects higher pre-bonus adjusted operating income and a modest decrease in bonus payouts relative to pre-bonus adjusted operating income. The decrease in sales incentives in fiscal 2014 reflects lower compensation-eligible sales. Other compensation expense, which decreased year over year, primarily reflects a reduction in signing bonuses paid.

The increase in base salaries and employee benefits in fiscal 2013 primarily reflects the Clifton acquisition, an increase in base compensation driven by the increase in headcount and annual merit increases, and an increase in payroll taxes associated with the increase in base salaries and incentives. The increase in stock-based compensation in fiscal 2013 reflects the increase in headcount. Operating income-based incentives increased in fiscal 2013, primarily reflecting higher pre-bonus adjusted operating income and the impact of the Clifton acquisition. Sales incentives increased in fiscal 2013, reflecting a 55 percent increase in long-term fund and retail managed account gross sales and a modest decrease in our average retail incentive rate. Other compensation expense, which was down slightly year over year, primarily reflects a reduction in severance costs and signing bonuses paid.

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

The following table shows our distribution expense for the fiscal years ended October 31, 2014, 2013 and 2012:

				2014	2013
	Years Ended October 31,			vs.	vs.
(in thousands)	2014	2013	2012	2013	2012

Class A share commissions	$4,264	$6,507	$5,492	-34%	18%
Class C share distribution fees	54,423	54,631	55,528	0%	-2%
Closed-end fund structuring fees	-	4,614	-	NM	NM
Closed-end fund dealer compensation payments	18,833	17,701	16,977	6%	4%
Intermediary marketing support payments	46,950	40,442	36,332	16%	11%
Discretionary marketing expenses	17,074	15,723	16,585	9%	-5%
Total	$141,544	$139,618	$130,914	1%	7%

Class A share commissions decreased in fiscal 2014 and increased in fiscal 2013, in both cases reflecting changes in Class A sales on which we pay commissions. Class C share distribution fees decreased in fiscal 2014 and fiscal 2013, reflecting declines in Class C share assets held more than one year. The absence of closed-end fund structuring fees in fiscal 2014 reflects the fact that no closed-end funds were offered during the fiscal year. Closed-end fund dealer compensation payments increased in fiscal 2014 and fiscal 2013, reflecting increases in closed-end fund assets under management. Marketing expenses associated with intermediary marketing support payments to our distribution partners increased in fiscal 2014 and fiscal 2013, reflecting changes in average assets subject to those arrangements. Discretionary marketing expenses increased in fiscal 2014, primarily reflecting an increase in the use of outside agencies, and decreased in fiscal 2013, primarily reflecting a decrease in the use of outside agencies.

Service fee expense

Service fees we receive from sponsored funds are generally retained in the first year and paid to broker-dealers thereafter pursuant to third-party selling agreements. These fees are calculated as a percent of average assets under management in certain share classes of our mutual funds (principally Classes A, B, C, N and R), as well as certain private funds. Service fee expense increased by 1 percent in both fiscal 2014 and fiscal 2013, reflecting modest increases in average assets retained more than one year in funds and share classes that are subject to service fees.

Amortization of deferred sales commissions

Amortization expense is affected by ongoing sales and redemptions of mutual fund Class C shares and certain private funds and redemptions of Class B shares. Amortization expense decreased 10 percent in fiscal 2014, reflecting a decrease in average Class B shares and Class C shares deferred sales commissions, partially offset by an increase in deferred sales commissions related to privately offered equity funds. In fiscal 2014, 9 percent of total amortization related to Class B shares, 83 percent to Class C shares and 8 percent to privately offered equity funds.

Amortization expense decreased 4 percent in fiscal 2013, reflecting a decrease in average deferred sales commissions related to Class B shares and privately offered equity funds, partially offset by an increase in average Class C share deferred sales commissions. In fiscal 2013, 19 percent of total amortization related to Class B shares, 76 percent to Class C shares and 5 percent to privately offered equity funds.

Fund-related expenses

Fund-related expenses consist primarily of fees paid to sub-advisers, compliance costs and other fund-related expenses we incur. Fund-related expenses increased 3 percent, or $1.2 million, in fiscal 2014, primarily reflecting an increase in sub-advisory expenses associated with the use of unaffiliated sub-advisers on certain funds, offset by a decrease other fund-related expenses.

Fund-related expenses increased 25 percent, or $6.9 million, in fiscal 2013, primarily reflecting an increase in sub-advisory expenses associated with the use of unaffiliated sub-advisers on certain funds, an increase in other fund-related expenses and the recognition of $0.6 million of fund-related costs incurred in conjunction with the launch of closed-end funds during the year.

Other expenses

Other expenses consist primarily of travel, professional services, information technology, facilities, communications and other miscellaneous corporate expenses, including the amortization of intangible assets.

The following table shows our other expense for the fiscal years ended October 31, 2014, 2013 and 2012:

				2014	2013
	Years Ended October 31,			vs.	vs.
(in thousands)	2014	2013	2012	2013	2012
Information technology	$64,051	$57,040	$46,839	12%	22%
Facilities-related	38,761	39,536	43,816	-2%	-10%
Travel	16,480	14,739	13,176	12%	12%
Professional services	12,065	12,415	11,544	-3%	8%
Communications	5,250	5,273	5,307	0%	-1%
Other corporate expense	21,223	19,781	17,752	7%	11%
Total	$157,830	$148,784	$138,434	6%	7%

The increase in information technology expense in fiscal 2014 over fiscal 2013 can be primarily attributed to increases in software maintenance fees, market data costs and project-related consulting associated with budgeted technology projects. The decrease in facilities-related expenses can be primarily attributed to lower depreciation expense. The increase in travel expense relates to an increase in travel activity. The decrease in professional services expense can be primarily attributed to a decrease in external legal costs. The increase in other corporate expenses reflects an increase in the amortization of intangible assets related to the Clifton acquisition and increases in charitable giving.

The increase in information technology expense in fiscal 2013 over fiscal 2012 can be primarily attributed to increases in outside custody and other back-office services, other information technology consulting expense and software licenses and maintenance associated with budgeted technology projects. The decrease in facilities-related expenses in fiscal 2013 from fiscal 2012 can be primarily attributed to lower depreciation expense, offset by a modest increase in consolidated rent expense. The increase in travel expense relates to an increase in travel activity in fiscal 2013. The increase in professional services expense can be primarily attributed to an increase in external legal costs. The increase in other corporate expenses reflects the amortization of intangible assets related to the Clifton acquisition and increases in charitable giving and other corporate taxes.

Non-operating Income (Expense)

The main categories of non-operating income (expense) for the fiscal years ended October 31, 2014, 2013 and 2012 are as follows:

				2014	2013
	Years Ended October 31,			vs.	vs.
(in thousands)	2014	2013	2012	2013	2012
Gains (losses) and other investment income, net	$1,139	$(2,513)	$18,417	NM	NM
Interest expense	(29,892)	(33,708)	(33,930)	-11%	-1%
Loss on extinguishment of debt	-	(52,996)	-	NM	NM
Other income (expense) of consolidated CLO entities:
Gains and other investment income, net	14,892	14,815	44,706	1%	-67%
Interest and other expense	(14,847)	(19,152)	(18,447)	-22%	4%
Total non-operating income (expense)	$(28,708)	$(93,554)	$10,746	-69%	NM

Gains (losses) and other investment income, net, improved by $3.7 million in fiscal 2014 compared to fiscal 2013, primarily reflecting an increase of $1.7 million in interest income earned, a $1.2 million decline in net investment losses and a $0.8 million decline in foreign currency losses. In fiscal 2014 we recognized $6.9 million of net losses related to our seed capital investments and associated hedges, compared to $8.2 million of net losses in fiscal 2013. Gains (losses) and other investment income, net, in fiscal 2013 reflect a loss of $3.1 million recognized on a reverse treasury lock entered into in conjunction with the retirement of the Company’s 2017 Senior Notes.

Gains (losses) and other investment income, net, declined $20.9 million in fiscal 2013 compared to fiscal 2012, primarily reflecting a decrease of $1.4 million in interest income earned, a $19.1 million decrease in gains recognized on our seed capital investments and a $0.4 million increase in foreign currency losses. In fiscal 2013, we recognized $8.2 million of losses related to our seed capital investments and associated hedges, compared to $10.9 million of net gains in fiscal 2012. In fiscal 2012, we recognized $2.4 million of investment gains related to the fiscal 2011 sale of our equity interest in Lloyd George Management, representing additional settlement payments received.

Interest expense decreased $3.8 million in fiscal 2014, reflecting the retirement of $250 million of our 2017 Senior Notes and the contemporaneous issuance of $325 million of the 2023 Senior Notes during the third quarter of fiscal 2013.

Loss on extinguishment of debt of $53.0 million in fiscal 2013 consisted of the tender premium associated with the retirement of $250 million of the 2017 Senior Notes, acceleration of certain deferred financing costs and discounts tied to the retired portion of the 2017 Senior Notes, and transaction costs associated with the debt retirement.

Net losses of the consolidated CLO entities were $0.3 million in fiscal 2014. Approximately $4.1 million of consolidated CLO entities’ losses were included in net income attributable to non-controlling and other beneficial interests during fiscal 2014, reflecting third-party note holders’ proportionate interests in the net income (loss) of each consolidated CLO entity. Net income attributable to Eaton Vance Corp. shareholders included $3.8 million of income associated with the consolidated CLO entities for fiscal 2014, representing management fees earned by the Company plus (offset by) the Company’s proportionate interest in the net income (losses) of the consolidated CLO entities.

Net losses of consolidated CLO entities totaled $4.7 million in fiscal 2013, representing $4.3 million of other losses and $0.4 million of other operating expenses. Approximately $8.5 million of consolidated CLO entity net losses were included in net income attributable to non-controlling and other beneficial interests, reflecting third-party note holders’ proportionate interests in the net loss of each entity. Net income attributable to Eaton Vance Corp. shareholders included $3.8 million of income associated with the consolidated CLO entities in fiscal 2013, representing management fees earned by the Company offset by the Company’s proportionate interest in net losses of the entities.

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

Income Taxes

Our effective tax rate calculated as income taxes as a percentage of income before income taxes and equity in net income of affiliates was 38.0 percent, 40.0 percent and 35.3 percent in fiscal 2014, 2013 and 2012, respectively. During fiscal 2013, we reached a settlement with one state to resolve all matters relating to such state’s audit of our fiscal years 2004 through 2009 for a lump sum payment of $19.6 million. The $19.6 million payment resulted in a net increase to income tax expense of $6.7 million, equal to the amount of the payment less previously recorded reserves of $9.3 million and a federal tax benefit on the increased state tax of $3.6 million. Excluding the effect of the consolidated CLO entities’ net income (loss) allocated to other beneficial interest holders and the impact of the tax settlement, our effective tax rate would have been 37.7 percent, 37.3 percent and 37.2 percent in fiscal 2014, 2013 and 2012, respectively.

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

Equity in Net Income of Affiliates, Net of Tax

Equity in net income of affiliates, net of tax, for fiscal 2014 primarily reflects our 49 percent equity interest in Hexavest, our seven percent minority equity interest in a private equity partnership managed by a third party and equity interests in certain funds we sponsor or manage. Equity in net income of affiliates, net of tax, was $16.7 million, $14.9 million and $3.4 million in fiscal 2014, 2013, and 2012, respectively.

The following table summarizes the components of equity in net income of affiliates, net of tax, for the fiscal years ended October 31, 2014, 2013 and 2012:

				2014	2013
	Years Ended October 31,			vs.	vs.
(in thousands)	2014	2013	2012	2013	2012
Investments in sponsored funds, net of tax	$5,245	$4,821	$466	9%	935%
Investment in private equity partnership, net of tax	517	369	1,086	40%	-66%
Investment in Hexavest, net of tax and amortization	10,963	9,679	1,863	13%	420%
Total	$16,725	$14,869	$3,415	12%	335%

Net Income Attributable to Non-controlling and Other Beneficial Interests

The following table summarizes the components of net income attributable to non-controlling and other beneficial interests for the fiscal years ended October 31, 2014, 2013 and 2012:

				2014	2013
	Years Ended October 31,			vs.	vs.
(in thousands)	2014	2013	2012	2013	2012
Consolidated sponsored funds	$318	$(4,095)	$(4,353)	NM	-6%
Majority-owned subsidiaries	(15,950)	(16,620)	(14,518)	-4%	14%
Non-controlling interest value adjustments(1)	(5,311)	(24,320)	(19,866)	-78%	22%
Consolidated CLO entities	4,095	8,450	(22,566)	-52%	NM
Net income attributable to non-controlling and other beneficial interests	$(16,848)	$(36,585)	$(61,303)	-54%	-40%

(1)	Relates to non-controlling interests redeemable at other than fair value.

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

In fiscal 2014, increases in the estimated redemption value of non-controlling interests in Parametric Risk Advisors and Atlanta Capital redeemable at other than fair value were $1.3 million and $4.0 million, respectively.

In fiscal 2013, the increases in the estimated redemption value of non-controlling interests in Parametric, Parametric Risk Advisors and Atlanta Capital redeemable at other than fair value were $10.9 million, $0.5 million and $12.9 million, respectively. In fiscal 2012, increases in the estimated redemption value of non-controlling interests in Parametric, Parametric Risk Advisors and Atlanta Capital redeemable at other than fair value were $8.1 million, $1.4 million and $10.4 million, respectively.

Changes in Financial Condition, Liquidity and Capital Resources

The assets and liabilities of our consolidated CLO entities do not affect our liquidity or capital resources. The collateral assets of our consolidated CLO entities are held solely to satisfy the obligations of these entities and we have no right to these assets beyond our direct investment in, and management fees generated from, these entities. The note holders of these entities have no recourse to the general credit of the Company. As a result, the assets and liabilities of our consolidated CLO entities are excluded from the discussion of liquidity and capital resources below.

The following table summarizes certain key financial data relating to our liquidity and capital resources on October 31, 2014, 2013 and 2012 and uses of cash for the years then ended:

Balance Sheet and Cash Flow Data

	October 31,
(in thousands)	2014	2013	2012
Balance sheet data:
Assets:
Cash and cash equivalents	$385,215	$461,906	$462,076
Investment advisory fees and other receivables	186,344	170,220	133,589
Total liquid assets	$571,559	$632,126	$595,665

Investments	$624,605	$536,323	$486,933

Liabilities:
Debt	$573,655	$573,499	$500,000

	Years Ended October 31,
(in thousands)	2014	2013	2012
Cash flow data:
Operating cash flows	$98,785	$116,367	$178,778
Investing cash flows	185,460	177,028	(90,905)
Financing cash flows	(359,378)	(293,018)	(136,748)

Liquidity and Capital Resources

Liquid assets consist of cash and cash equivalents and investment advisory fees and other receivables. Cash and cash equivalents consist of cash and short-term, highly liquid investments that are readily convertible to cash. Investment advisory fees and other receivables primarily represent receivables due from sponsored funds and separately managed accounts for investment advisory and distribution services provided. Liquid assets represented 34 percent and 38 percent of total assets on October 31, 2014 and 2013, respectively, excluding those assets identified as assets of consolidated CLO entities. Not included in the liquid asset amounts are $157.0 million and $20.1 million of highly liquid short-term debt securities with remaining maturities between three and 12 months held as of October 31, 2014 and October 31, 2013, respectively, which are included within Investments on our Consolidated Balance Sheets. Our seed investments in consolidated funds and separate accounts are not treated as liquid assets because they may be longer term in nature.

The $60.6 million decrease in liquid assets in fiscal 2014 primarily reflects the payment of $105.9 million of dividends to shareholders, the repurchase of $322.0 million of Non-Voting Common Stock and the payment of $26.9 million to acquire additional interests in Atlanta Capital, offset by net cash provided by operating activities of $98.8 million, net proceeds from sales and purchases of available-for-sale securities of $67.9 million, proceeds from the issuance of Non-Voting Common Stock of $88.2 million, excess tax benefits of $18.6 million associated with stock option exercises and $118.5 million impact of the consolidated CLO entities’ investing and financing activities.

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

In fiscal 2013, we issued $325 million of 2023 Senior Notes. The proceeds of the issuance were used primarily to purchase $250 million in aggregate principal amount of our 2017 Senior Notes. The Company paid $305.4 million to retire the 2017 Senior Notes, which included an early tender premium and accrued and unpaid interest. Executing these transactions enabled us to stagger the maturity of our debt, with $250 million now due in 2017 and $325 million due in 2023.

We also maintain a $300 million unsecured revolving credit facility with several banks that expires on October 21, 2019. The facility, which we entered into on October 21, 2014, provides that we may borrow at LIBOR-based rates of interest that vary depending on the level of usage of the facility and our credit ratings. The agreement contains financial covenants with respect to leverage and interest coverage and requires us to pay an annual facility fee on any unused portion. We had no borrowings under our revolving credit facility at October 31, 2014 or at any point during the fiscal year. We were in compliance with all debt covenants as of October 31, 2014.

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

We have a “well-known seasoned issuer” shelf registration statement on Form S-3 on file with the Securities and Exchange Commission (“SEC”) that registers an unspecified amount of Non-Voting Common Stock, debt securities, depositary shares, warrants, stock purchase contracts and stock purchase units for future issuance. We would expect to use the net proceeds of future securities sales under the shelf registration for general corporate purposes.

Recoverability of our Investments

Our $624.6 million of investments as of October 31, 2014 consisted of our 49 percent equity interest in Hexavest, positions in Company-sponsored funds and separate accounts entered into for investment and business development purposes, and certain other investments held directly by the Company. Investments in Company-sponsored funds and separate accounts and direct investments by the Company are generally in liquid debt or equity securities and are carried at fair market value. We test our investments, other than equity method investments, for impairment on a quarterly basis. We evaluate our investments in non-consolidated CLO entities and investments classified as available-for-sale for impairment using quantitative factors, including how long the investment has been in a net unrealized loss position, and qualitative factors, including the credit quality of the underlying issuer and our ability and intent to continue holding the investment. If markets deteriorate in the quarters ahead, our assessment of impairment on a quantitative basis may lead us to impair investments in future quarters that were in an unrealized loss position at October 31, 2014.

We test our investments in equity method investees, goodwill and indefinite-lived intangible assets in the fourth quarter of each fiscal year, or as facts and circumstances indicate that additional analysis is warranted. There have been no significant changes in financial condition in fiscal 2014 that would indicate that an impairment loss exists at October 31, 2014.

We periodically review our deferred sales commissions and identifiable intangible assets for impairment as events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. There have been no significant changes in financial condition in fiscal 2014 that would indicate that an impairment loss exists at October 31, 2014.

Operating Cash Flows

Our operating cash flows are calculated by adjusting net income to reflect other significant sources and uses of cash, certain significant non-cash items and timing differences in the cash settlement of other assets and liabilities. Significant sources and uses of cash that are not reflected in either revenue or operating expenses include net cash flows associated with our deferred sales commission assets (capitalized sales commissions paid net of contingent deferred sales charges received), as well as net cash flows associated with the purchase and sale of investments within the portfolios of our consolidated sponsored funds and separate accounts (proceeds received from the sale of trading investments net of cash outflows associated with the purchase of trading investments). Significant non-cash items include the amortization of deferred sales commissions and intangible assets, depreciation, stock-based compensation and net change in deferred income taxes.

Cash provided by operating activities totaled $98.8 million in fiscal 2014, a decrease of $17.7 million from $116.4 million in fiscal 2013. The decrease in net cash provided by operating activities year-over-year primarily reflects an increase in the net cash used in the operating activities of our consolidated CLO entities, partially offset by an increase in deferred taxes and a decrease in the net purchase of trading securities.

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

Cash provided by investing activities totaled $185.5 million in fiscal 2014 compared to $177.0 million in fiscal 2013. The increase in cash provided by investing activities year-over-year can be primarily attributed to a decrease in cash utilized for acquisitions in fiscal 2014 offset by a decrease of $32.0 million in the net proceeds from the sales and purchases of available-for-sale securities and a decrease of $45.0 million in the net proceeds from the sales of consolidated CLO entity investments. Net cash paid in acquisitions in fiscal 2013 included payments to the sellers of Clifton and TABS under the terms of the respective acquisition agreements of $72.3 million and $14.1 million, respectively.

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

Cash used for financing activities totaled $359.4 million, $293.0 million and $136.7 million in fiscal 2014, 2013 and 2012, respectively. In fiscal 2014, we paid $26.9 million to acquire additional interests in Atlanta Capital, repurchased and retired approximately 8.5 million shares of our Non-Voting Common Stock for $322.0 million under our authorized repurchase programs and issued 4.1 million shares of our Non-Voting Common Stock in connection with the grant of restricted share awards, the exercise of stock options and other employee stock purchases for total proceeds of $88.2 million. As of October 31, 2014, we have authorization to purchase an additional 4.7 million shares under our current share repurchase authorization and anticipate that future repurchases will continue to be an ongoing use of cash. Our dividends declared per share were $0.91 in fiscal 2014, compared to $1.82 in fiscal 2013, which included a one-time special dividend of $1.00 per share declared and paid in December 2012, and $0.77 in fiscal 2012. We currently expect to declare and pay quarterly dividends on our Voting and Non-Voting Common Stock comparable to the dividend declared in the fourth quarter of fiscal 2014.

In fiscal 2014, cash used for financing activities also included $436.2 million in principal payments made on senior notes, lines of credit and redeemable preferred shares of consolidated CLO entities, as well as $429.6 million related to the issuance of new senior notes and redeemable preferred shares of those entities. In fiscal 2013, cash used for financing activities included $177.5 million in principal payments made on senior notes of consolidated CLO entities.

During fiscal 2013, we issued $325 million in aggregate principal amount of 3.625 percent Senior Notes due 2023 and, concurrent with the issuance, retired $250 million principal amount of our outstanding 6.5 percent Senior Notes due 2017, paying a tender premium of $51.5 million.

Contractual Obligations

The following table details our contractual obligations as of October 31, 2014:

	Payments due by period
		Less
		than 1	1-3	4-5	After 5
(in millions)	Total	Year	Years	Years	Years
Operating leases – facilities and equipment(1)	$362	$22	$41	$40	$259
Senior notes	575	-	250	-	325
Interest payment on senior notes	155	28	56	24	47
Payments to non-controlling interest holders of majority-owned subsidiaries	12	12	-	-	-
Investment in private equity partnership	1	1	-	-	-
Unrecognized tax benefits(2)	3	2	1	-	-
Total	$1,108	$65	$348	$64	$631
Contractual obligations of consolidated CLO entity:
Senior and subordinated note obligations	$166	$-	$-	$166	$-
Interest payments on senior and subordinated note obligations	5	1	2	2	-
Total contractual obligations of consolidated CLO entity	$171	$1	$2	$168	$-

(1)	Minimum payments have not been reduced by minimum sublease rentals of $1.7 million to be received in the future under non-cancelable subleases.

(2)	This amount includes unrecognized tax benefits along with accrued interest and penalties.

In July 2006, we committed to invest up to $15.0 million in a private equity partnership that invests in companies in the financial services industry. We had invested $14.5 million of the maximum $15.0 million as of October 31, 2014. The remaining commitment is included in the table above.

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

We have presented all redeemable non-controlling interests at redemption value on our Consolidated Balance Sheet as of October 31, 2014. We have recorded the current year change in the estimated redemption value of non-controlling interests redeemable at fair value as a component of additional paid-in capital and have recorded the current year change in the estimated redemption value of non-controlling interests redeemable at other than fair value (non-controlling interests redeemable based on a multiple of earnings before interest and taxes of the subsidiary) as a component of net income attributable to non-controlling and other beneficial interests. Based on our calculations, the estimated redemption value of our non-controlling interests, redeemable at either fair value or other than fair value, totaled $107.5 million on October 31, 2014 compared to $74.9 million on October 31, 2013.

Redeemable non-controlling interests as of October 31, 2014 consist of third-party investors’ ownership in consolidated investment funds of $8.9 million, non-controlling interests in Parametric issued in conjunction with the Clifton acquisition of $27.0 million, non-controlling interests in Parametric issued in conjunction with the Parametric Risk Advisors final put option of $11.7 million, and profit interests granted under the long-term incentive plans of Parametric and Atlanta Capital of $33.6 million and $16.2 million, respectively, all of which are redeemable at fair value. Redeemable non-controlling interests as of October 31, 2014 also include non-controlling interests in Atlanta Capital redeemable at other than fair value of $10.0 million. Redeemable non-controlling interests as of October 31, 2013 consist of third-party investors’ ownership in consolidated investment funds of $4.0 million, non-controlling interests in Parametric issued in conjunction with the Clifton acquisition of $13.9 million and redeemable profit interests granted under the long-term incentive plans of Parametric and Atlanta Capital of $24.9 million and $12.3 million, respectively, all of which are redeemable at fair value. Non-controlling interests as of October 31, 2013 also include non-controlling interests in Parametric Risk Advisors and Atlanta Capital redeemable at other than fair value of $6.1 million and $13.6 million, respectively.

We have included in the table above $6.9 million related to execution of a put option by the non-controlling interest holders of Atlanta Capital and an Atlanta Capital employee’s exercise of a put option related to indirect profit interests granted under a long-term incentive plan, both of which occurred in September 2014. We have also included in the table above $5.4 million related to Parametric employees’ exercises of put options related to indirect profit interests granted under a long-term incentive plan that occurred in September 2014.

Related to our acquisition of the TABS business in December 2008, we are obligated to make three additional annual contingent payments based on prescribed multiples of TABS’s revenue for the twelve months ending December 31, 2014, 2015 and 2016. There is no defined floor or ceiling on such payments, resulting in significant uncertainty as to the amount of any payment in the future. Accordingly, future payments to be made have been excluded from the above table.

We have the option to acquire an additional 26 percent interest in Hexavest in 2017. There is no defined floor or ceiling related to this payment, resulting in significant uncertainty as to the amount of any payment in the future. Accordingly, any future payment to be made has been excluded from the above table until such time as the uncertainty has been resolved. Although the amounts of this payment cannot be predicted with certainty, we anticipate that it may represent a significant use of cash in fiscal 2017.

In November 2010, we acquired intellectual property and patents from Managed ETFs LLC, a developer of intellectual property in the field of exchange-traded funds. This intellectual property is the foundation of the Company’s NextShares™ exchange-traded managed funds initiative. The success of the NextShares initiative became reasonably possible when, on December 2, 2014, the SEC issued the Company an exemption from certain provisions of the Investment Company Act of 1940 to permit the offering of exchange-traded managed funds.

The terms of the acquisition of the patents and other intellectual property of Managed ETFs LLC include approximately $9.0 million in aggregate contingent milestone payments that are based on specific events representing key developments in the advancements of exchange-traded managed funds for commercial purposes. There is no defined timing on these payments, resulting in significant uncertainty as to when the amount of any payment is due in the future. Accordingly, future payments to be made have been excluded from the above table until such time as the uncertainty has been resolved. If and when the milestones are reached, Managed ETFs LLC is also entitled to revenue sharing payments that are calculated as a percentage of licensing revenue that we receive for use of the acquired intellectual property.

Foreign Subsidiaries

We consider the undistributed earnings of our Canadian and Australian subsidiaries as of October 31, 2014 to be indefinitely reinvested in foreign operations. Accordingly, no U.S. income taxes have been provided thereon. As of October 31, 2014, the Company had approximately $21.2 million of undistributed earnings in our Canadian and Australian subsidiaries that is not available to fund domestic operations or to distribute to shareholders unless repatriated. Repatriation would require the Company to accrue and pay U.S. corporate income taxes. The unrecognized deferred income tax liability on this temporary difference is estimated to be $2.5 million. The Company does not have a current plan to repatriate these funds.

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

Consolidation of Variable Interest Entities

Accounting guidance provides a framework for determining whether an entity should be considered a variable interest entity (“VIE”), and, if so, whether our involvement with the entity results in a variable interest in the entity. If we determine that we do have a variable interest in the entity, we must then perform an analysis to determine whether we are the primary beneficiary of the VIE. If we determine that we are the primary beneficiary of the VIE, we are required to consolidate the assets, liabilities, results of operations and cash flows of the VIE into the Consolidated Financial Statements of the Company.

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

Our evaluation of whether we qualify as the primary beneficiary of a VIE is highly complex. In our analysis, we must make significant estimates and assumptions regarding future cash flows of the VIE. These estimates and assumptions relate primarily to market interest rates, credit default rates, pre-payment rates, discount rates, the marketability of certain securities and the probability of certain outcomes. There is also judgment involved in assessing whether we have the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the entity.

While we believe that our evaluation is appropriate, future changes in estimates, judgments, assumptions and in the ownership interests of the Company in a VIE may affect the determination of the primary beneficiary status and the resulting consolidation or deconsolidation of the assets, liabilities and results of operations of the VIE in our Consolidated Financial Statements.

Fair Value Measurements

Accounting standards define fair value as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants at the measurement date. The fair value hierarchy established in these standards prioritizes the inputs to valuation techniques and gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.

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

Management is required to estimate the timing of the recognition of deferred tax assets and liabilities and to make assumptions about the future deductibility of deferred tax assets. We assess whether a valuation allowance should be established against our deferred tax assets based on consideration of all available evidence, using a more-likely-than-not standard. This assessment takes into account our forecast of future profitability, the duration of statutory carryback and carryforward periods, our experience with the tax attributes expiring unused, tax planning alternatives and other tax considerations.

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

The income and fair value approaches used to establish fair value of subsidiary profit interests mirror those described in our significant accounting policy for Goodwill as described above.

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

Accounting Developments

Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity

In August 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-13, Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity, which provides a measurement alternative for an entity that consolidates collateralized financing entities (“CFE’s”). If elected, the alternative method results in the reporting entity measuring both the financial assets and financial liabilities of the CFE using the more observable of the two fair value measurements, which effectively removes measurement differences between the financial assets and financial liabilities of the CFE previously recorded as net income (loss) attributable to non-controlling and other beneficial interests and as an adjustment to appropriated retained earnings. The reporting entity continues to measure its own beneficial interests in the CFE (other than those that represent compensation for services) at fair value. The new guidance is effective for the Company’s fiscal year that begins on November 1, 2016 and requires either a retrospective or modified retrospective approach to adoption, with early adoption permitted. The Company is currently evaluating the potential impact on its Consolidated Financial Statements and related disclosures.

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which supersedes existing accounting standards for revenue recognition and creates a single framework. The standard also specifies the accounting for certain costs to obtain or fulfill a contract with a customer. The new guidance is effective for the Company’s fiscal year that begins on November 1, 2017 and interim periods within that fiscal year, and requires either a retrospective or a modified retrospective approach to adoption. The Company is currently evaluating the potential impact on its Consolidated Financial Statements and the related disclosures, as well as the available transition methods. Early adoption is prohibited.

(The remainder of this page is intentionally left blank.)

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

The following is a summary of the effect that a 10 percent increase or decrease in equity prices would have on our investments subject to equity price fluctuation at October 31, 2014:

(in thousands)	Carrying Value	Carrying Value Assuming a 10% Increase	Carrying Value Assuming a 10% Decrease
Investment securities, trading:
Equity securities	$140,249	$154,274	$126,224
Investment securities, available-for-sale:
Sponsored funds	16,606	18,267	14,945
Investment in equity method investees:
Sponsored funds	29,100	32,010	26,190
Total	$185,955	$204,551	$167,359

At October 31, 2014, the Company was exposed to interest rate risk and credit spread risk as a result of approximately $240.8 million in investments in fixed and floating-rate income funds sponsored or managed by us, debt securities held by sponsored funds we consolidate, debt securities held in separately managed accounts seeded for new product development purposes and short-term debt securities held directly by us. Management considered a hypothetical 100 basis point change in interest rates and determined that an increase of such magnitude would result in a decrease of approximately $2.4 million in the carrying amount of the Company’s debt investments and that a decrease of 100 basis points would increase the carrying amount of such investments by approximately $2.4 million.

Currently we have a corporate hedging program in place to hedge currency risk, interest rate risk and market price exposures on certain investments in sponsored funds and separately managed accounts seeded for new product development purposes. As part of this program, we enter into futures and forward contracts to hedge certain exposures held within the portfolios of these sponsored funds and separately managed accounts. The contracts negotiated are short term in nature. We do not enter into derivative instruments for speculative purposes.

At October 31, 2014, the Company had outstanding foreign currency forward contracts, stock index futures contracts, commodity futures contracts and interest rate futures contracts with aggregate notional values of approximately $16.8 million, $177.3 million, $32.3 million and $12.4 million, respectively. The Company estimates that a 10 percent adverse change in market prices would result in a decrease of approximately $1.7 million, $17.7 million, $3.2 million and $1.2 million, respectively, in the fair value of open currency, equity, commodity and interest rate derivative contracts held at October 31, 2014.

In addition to utilizing forwards and futures contracts, the Company has also entered into transactions in which securities not yet purchased have been sold. In its short sales, the Company has sold securities that have been borrowed from third-party brokers with the intention of buying back identical assets at a later date to return to the lender, thereby incurring a liability. As of October 31, 2014, the Company had $1.0 million included in other liabilities on its Consolidated Balance Sheet related to securities sold, not yet purchased. The Company estimates that a 10 percent adverse change in market prices would result in a decrease of approximately $0.1 million in the value of these securities.

We are required to maintain cash collateral for margin accounts established to support certain derivative positions and securities sold short, not yet purchased. Our initial margin requirements are currently equal to five percent of the initial underlying value of the stock index futures contracts, commodity futures contracts and interest rate futures contracts. Additional margin requirements include daily posting of variation margin equal to the daily change in the position value and up to 150 percent of the underlying value of securities sold, not yet purchased. We do not have a collateral requirement related to foreign currency forward contracts. Cash collateral supporting margin requirements is classified as restricted cash and is included as a component of other assets on the Company’s Consolidated Balance Sheets. At October 31, 2014, cash collateral included in other assets on the Company’s Consolidated Balance Sheet totaled $6.0 million.

Direct exposure to credit risk arises from our interest in non-consolidated CLO entities that are included in investments in our Consolidated Balance Sheets as well as our interests in consolidated CLO entities that are eliminated in consolidation. Our CLO entity investments, entitle us to only a residual interest in the CLO entity, making these investments highly sensitive to the default and recovery experiences of the underlying instruments held by the CLO entity. Our CLO investments are subject to an impairment loss in the event that the cash flows generated by the collateral securities are not sufficient to allow equity holders to recover their investments. If there is deterioration in the credit quality of collateral and reference securities and a corresponding increase in defaults, CLO entity cash flows may be adversely impacted and we may be unable to recover our investment. Our total investments in the non-consolidated and consolidated CLO entities were $4.0 million and $1.4 million, respectively, as of October 31, 2014, representing our total value at risk with respect to such entities as of October 31, 2014.

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

For the Fiscal Years Ended October 31, 2014, 2013 and 2012

All schedules have been omitted because they are not required, are not applicable or the information is otherwise shown in the consolidated financial statements or notes thereto.

Consolidated Statements of Income

	Years Ended October 31,
(in thousands, except per share data)	2014	2013	2012
Revenue:
Investment advisory and administrative fees	$1,231,188	$1,135,327	$988,058
Distribution and underwriter fees	85,514	89,234	89,410
Service fees	125,713	126,560	126,345
Other revenue	7,879	6,382	5,223
Total revenue	1,450,294	1,357,503	1,209,036
Expenses:
Compensation and related costs	461,438	447,134	385,395
Distribution expense	141,544	139,618	130,914
Service fee expense	116,620	115,149	113,485
Amortization of deferred sales commissions	17,590	19,581	20,441
Fund-related expenses	35,415	34,230	27,375
Other expenses	157,830	148,784	138,434
Total expenses	930,437	904,496	816,044
Operating income	519,857	453,007	392,992
Non-operating income (expense):
Gains (losses) and other investment income, net	1,139	(2,513)	18,417
Interest expense	(29,892)	(33,708)	(33,930)
Loss on extinguishment of debt	-	(52,996)	-
Other income (expense) of consolidated collateralized loan obligation ("CLO") entities:
Gains and other investment income, net	14,892	14,815	44,706
Interest and other expense	(14,847)	(19,152)	(18,447)
Total non-operating income (expense)	(28,708)	(93,554)	10,746
Income before income taxes and equity in net income of affiliates	491,149	359,453	403,738
Income taxes	(186,710)	(143,896)	(142,385)
Equity in net income of affiliates, net of tax	16,725	14,869	3,415
Net income	321,164	230,426	264,768
Net income attributable to non-controlling and other beneficial interests	(16,848)	(36,585)	(61,303)
Net income attributable to Eaton Vance Corp. shareholders	$304,316	$193,841	$203,465
Earnings per share:
Basic	$2.55	$1.60	$1.76
Diluted	$2.44	$1.53	$1.72
Weighted average shares outstanding:
Basic	116,440	116,597	112,359
Diluted	121,595	122,444	115,126
Dividends declared per share	$0.91	$1.82	$0.77

See notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income

	Years Ended October 31,
(in thousands)	2014	2013	2012

Net income	$321,164	$230,426	$264,768

Other comprehensive income (loss):
Change in unrealized gains on derivative instruments, net of tax	-	1,227	-
Amortization of net gains (losses) on derivatives, net of tax	13	845	290
Unrealized holding gains (losses) on available-for-sale investments, net of tax	1,124	(957)	2,075
Foreign currency translation adjustments, net of tax	(18,956)	(5,215)	218
Other comprehensive income (loss), net of tax	(17,819)	(4,100)	2,583

Total comprehensive income	303,345	226,326	267,351
Comprehensive income attributable to non-controlling and other beneficial interests	(16,848)	(36,585)	(61,303)
Total comprehensive income attributable to Eaton Vance Corp. shareholders	$286,497	$189,741	$206,048

See notes to Consolidated Financial Statements.

Consolidated Balance Sheets

	October 31,
(in thousands, except share data)	2014	2013

Assets

Cash and cash equivalents	$385,215	$461,906
Investment advisory fees and other receivables	186,344	170,220
Investments	624,605	536,323
Assets of consolidated CLO entities:
Cash and cash equivalents	8,963	36,641
Bank loans and other investments	147,116	685,681
Other assets	371	5,814
Deferred sales commissions	17,841	17,923
Deferred income taxes	46,099	61,139
Equipment and leasehold improvements, net	45,651	48,746
Intangible assets, net	65,126	74,534
Goodwill	228,876	228,876
Other assets	103,879	79,446
Total assets	$1,860,086	$2,407,249

Liabilities, Temporary Equity and Permanent Equity
Liabilities:
Accrued compensation	$181,064	$169,953
Accounts payable and accrued expenses	64,598	58,529
Dividend payable	30,057	26,740
Debt	573,655	573,499
Liabilities of consolidated CLO entities:
Senior and subordinated note obligations	151,982	279,127
Line of credit	-	247,789
Redeemable preferred shares	-	64,952
Other liabilities	298	124,305
Other liabilities	93,485	115,960
Total liabilities	1,095,139	1,660,854
Commitments and contingencies
Temporary Equity:
Redeemable non-controlling interests	107,466	74,856
Permanent Equity:
Voting Common Stock, par value $0.00390625 per share:
Authorized, 1,280,000 shares
Issued and outstanding, 415,078 and 399,240 shares, respectively	2	2
Non-Voting Common Stock, par value $0.00390625 per share:
Authorized, 190,720,000 shares
Issued and outstanding, 117,846,273 and 121,232,506 shares, respectively	460	474
Additional paid-in capital	-	124,837
Notes receivable from stock option exercises	(8,818)	(7,122)
Accumulated other comprehensive loss	(17,996)	(177)
Appropriated retained earnings	2,467	10,249
Retained earnings	679,061	541,521
Total Eaton Vance Corp. shareholders' equity	655,176	669,784
Non-redeemable non-controlling interests	2,305	1,755
Total permanent equity	657,481	671,539
Total liabilities, temporary equity and permanent equity	$1,860,086	$2,407,249

See notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity

	Permanent Equity										Temporary Equity
(in thousands)	Voting and Non- Voting Common Shares	Voting Common Stock	Non-Voting Common Stock	Additional Paid-In Capital	Notes Receivable from Stock Option Exercises	Accumulated Other Comprehensive Income	Appropriated (Deficit) Retained Earnings	Retained Earnings	Non- Redeemable Non- Controlling Interests	Total Permanent Equity	Redeemable Non- Controlling Interests
Balance, November 1, 2011	115,623	$2	$450	$-	$(4,441)	$1,340	$(3,867)	$466,931	$889	$461,304	$100,824
Net income	-	-	-	-	-	-	22,566	203,465	3,994	230,025	34,743
Other comprehensive income	-	-	-	-	-	2,583	-	-	-	2,583	-
Dividends declared ($0.77 per share)	-	-	-	-	-	-	-	(88,948)	-	(88,948)	-
Issuance of Voting Common Stock	14	-	-	56	-	-	-	-	-	56	-
Issuance of Non-Voting Common Stock:
On exercise of stock options	3,208	-	13	50,506	(535)	-	-	-	-	49,984	-
Under employee stock purchase plan	158	-	1	3,653	-	-	-	-	-	3,654	-
Under employee incentive plan	95	-	-	2,068	-	-	-	-	-	2,068	-
Under restricted stock plan, net of forfeitures	1,229	-	5	-	-	-	-	-	-	5	-
Stock-based compensation	-	-	-	56,027	-	-	-	-	-	56,027	-
Tax benefit of stock option exercises	-	-	-	8,618	-	-	-	-	-	8,618	-
Repurchase of Non-Voting Common Stock	(4,035)	-	(16)	(91,426)	-	-	-	(15,028)	-	(106,470)	-
Principal repayments on notes receivable from stock option exercises	-	-	-	-	821	-	-	-	-	821	-
Net subscriptions (redemptions/distributions) of non-controlling interest holders	-	-	-	-	-	-	-	-	(3,238)	(3,238)	45,250
Deconsolidation	-	-	-	-	-	-	-	-	-	-	(65,092)
Reclass to temporary equity	-	-	-	-	-	-	-	-	(132)	(132)	132
Purchase of non-controlling interests	-	-	-	-	-	-	-	-	-	-	(19,864)
Other changes in non-controlling interests	-	-	-	(2,772)	-	-	-	-	-	(2,772)	2,772
Balance, October 31, 2012	116,292	$2	$453	$26,730	$(4,155)	$3,923	$18,699	$566,420	$1,513	$613,585	$98,765

See notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders' Equity (continued)

	Permanent Equity										Temporary Equity
(in thousands)	Voting and Non-Voting Common Shares	Voting Common Stock	Non-Voting Common Stock	Additional Paid-In Capital	Notes Receivable from Stock Option Exercises	Accumulated Other Comprehensive Income (Loss)	Appropriated Retained Earnings	Retained Earnings	Non- Redeemable Non- Controlling Interests	Total Permanent Equity	Redeemable Non- Controlling Interests
Balance, November 1, 2012	116,292	$2	$453	$26,730	$(4,155)	$3,923	$18,699	$566,420	$1,513	$613,585	$98,765
Net income	-	-	-	-	-	-	(8,450)	193,841	5,827	191,218	39,208
Other comprehensive loss	-	-	-	-	-	(4,100)	-	-	-	(4,100)	-
Dividends declared ($1.82 per share)	-	-	-	-	-	-	-	(218,740)	-	(218,740)	-
Issuance of Non-Voting Common Stock:
On exercise of stock options	5,687	-	22	118,728	(5,102)	-	-	-	-	113,648	-
Under employee stock purchase plan	141	-	1	3,516	-	-	-	-	-	3,517	-
Under employee incentive plan	69	-	-	2,079	-	-	-	-	-	2,079	-
Under restricted stock plan, net of forfeitures	1,460	-	6	-	-	-	-	-	-	6	-
Stock-based compensation	-	-	-	59,285	-	-	-	-	-	59,285	-
Tax benefit of stock option exercises	-	-	-	20,584	-	-	-	-	-	20,584	-
Repurchase of Voting Common Stock	(14)	-	-	(73)	-	-	-	-	-	(73)	-
Repurchase of Non-Voting Common Stock	(2,003)	-	(8)	(73,933)	-	-	-	-	-	(73,941)	-
Principal repayments on notes receivable from stock option exercises	-	-	-	-	2,135	-	-	-	-	2,135	-
Net subscriptions (redemptions/distributions) of non-controlling interest holders	-	-	-	-	-	-	-	-	(5,361)	(5,361)	62,338
Deconsolidation	-	-	-	-	-	-	-	-	-	-	(93,689)
Reclass to temporary equity	-	-	-	(27,444)	-	-	-	-	(224)	(27,668)	27,668
Purchase of non-controlling interests	-	-	-	-	-	-	-	-	-	-	(77,996)
Issuance of subsidiary equity	-	-	-	-	-	-	-	-	-	-	13,927
Other changes in non-controlling interests	-	-	-	(4,635)	-	-	-	-	-	(4,635)	4,635
Balance, October 31, 2013	121,632	$2	$474	$124,837	$(7,122)	$(177)	$10,249	$541,521	$1,755	$671,539	$74,856

See notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders' Equity (continued)

	Permanent Equity										Temporary Equity
(in thousands)	Voting and Non-Voting Common Shares	Voting Common Stock	Non- Voting Common Stock	Additional Paid-In Capital	Notes Receivable from Stock Option Exercises	Accumulated Other Comprehensive Loss	Appropriated Retained Earnings	Retained Earnings	Non- Redeemable Non- Controlling Interests	Total Permanent Equity	Redeemable Non- Controlling Interests
Balance, November 1, 2013	121,632	$2	$474	$124,837	$(7,122)	$(177)	$10,249	$541,521	$1,755	$671,539	$74,856
Net income	-	-	-	-	-	-	(4,095)	304,316	6,228	306,449	14,715
Other comprehensive loss	-	-	-	-	-	(17,819)	-	-	-	(17,819)	-
Dividends declared ($0.91 per share)	-	-	-	-	-	-	-	(109,020)	-	(109,020)	-
Issuance of Voting Common Stock	30	-	-	162	-	-	-	-	-	162	-
Issuance of Non-Voting Common Stock:
On exercise of stock options	3,732	-	14	84,704	(3,549)	-	-	-	-	81,169	-
Under employee stock purchase plans	110	-	-	3,709	-	-	-	-	-	3,709	-
Under employee stock purchase incentive plans	99	-	-	3,353	-	-	-	-	-	3,353	-
Under restricted stock plans, net of forfeitures	1,176	-	5	-	-	-	-	-	-	5	-
Stock-based compensation	-	-	-	60,281	-	-	-	-	-	60,281	-
Tax benefit of stock option exercises	-	-	-	18,570	-	-	-	-	-	18,570	-
Repurchase of Voting Common Stock	(14)	-	-	(77)	-	-	-	-	-	(77)	-
Repurchase of Non-Voting Common Stock	(8,504)	-	(33)	(266,561)	-	-	-	(55,426)	-	(322,020)	-
Principal repayments on notes receivable from stock option exercises	-	-	-	-	1,853	-	-	-	-	1,853	-
Net subscriptions (redemptions/distributions) of non-controlling interest holders	-	-	-	-	-	-	-	-	(5,326)	(5,326)	(376)
Deconsolidation	-	-	-	-	-	-	(3,687)	-	-	(3,687)	(4,111)
Reclass to temporary equity	-	-	-	-	-	-	-	-	(352)	(352)	352
Purchase of non-controlling interests	-	-	-	-	-	-	-	-	-	-	(19,213)
Issuance of subsidiary equity	-	-	-	-	-	-	-	-	-	-	9,935
Other changes in non-controlling interests	-	-	-	(28,978)	-	-	-	(2,330)	-	(31,308)	31,308
Balance, October 31, 2014	118,261	$2	$460	$-	$(8,818)	$(17,996)	$2,467	$679,061	$2,305	$657,481	$107,466

See notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

	Years Ended October 31,
(in thousands)	2014	2013	2012
Cash Flows From Operating Activities:
Net income	$321,164	$230,426	$264,768
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,398	25,397	26,085
Unamortized gain on derivative instrument	-	2,015	-
Amortization of deferred sales commissions	17,664	19,643	20,480
Stock-based compensation	60,281	59,285	56,027
Deferred income taxes	11,382	(7,293)	(11,478)
Net (gains) losses on investments and derivatives	6,946	5,080	(10,957)
Equity in net income of affiliates, net of amortization	(20,274)	(18,020)	(4,161)
Dividends received from affiliates	16,079	16,869	11,369
Loss on extinguishment of debt	-	52,996	-
Consolidated CLO entities' operating activities:
Net (gains) losses on bank loans, other investments and note obligations	1,282	7,151	(22,648)
Amortization	(754)	(808)	(1,014)
Net increase (decrease) in other assets and liabilities, including cash	(114,974)	9,943	(23,060)
Changes in operating assets and liabilities:
Investment advisory fees and other receivables	(16,206)	(30,571)	(2,735)
Investments in trading securities	(187,295)	(251,437)	(142,862)
Deferred sales commissions	(17,580)	(18,230)	(11,933)
Other assets	(8,092)	17,501	(5,049)
Accrued compensation	11,140	22,620	7,944
Accounts payable and accrued expenses	5,911	(4,872)	7,549
Other liabilities	(9,287)	(21,328)	20,453
Net cash provided by operating activities	98,785	116,367	178,778
Cash Flows From Investing Activities:
Additions to equipment and leasehold improvements	(7,580)	(6,274)	(4,109)
Net cash paid in acquisition	-	(86,429)	(12,334)
Cash paid for intangible assets	-	(300)	(200)
Proceeds from sale of investments	95,788	107,285	82,422
Purchase of investments	(27,846)	(7,356)	(209,870)
Consolidated CLO entities' investing activities:
Proceeds from sales and maturities of bank loans and other investments	378,100	354,806	169,099
Purchase of bank loans and other investments	(253,002)	(184,704)	(115,913)
Net cash provided by (used for) investing activities	185,460	177,028	(90,905)

See notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows (continued)

	Years Ended October 31,
(in thousands)	2014	2013	2012
Cash Flows From Financing Activities:
Purchase of additional non-controlling interest	(26,872)	(43,507)	(19,864)
Proceeds from issuance of subsidiary equity	-	1,092	-
Line of credit issuance costs	(1,111)	-	(1,192)
Debt issuance costs	-	(2,940)	-
Proceeds from issuance of debt	-	323,440	-
Repayment of debt	-	(250,000)	-
Loss on extinguishment of debt	-	(52,996)	-
Proceeds from issuance of Voting Common Stock	162	-	56
Proceeds from issuance of Non-Voting Common Stock	88,236	119,250	55,711
Repurchase of Voting Common Stock	(77)	(73)	-
Repurchase of Non-Voting Common Stock	(322,020)	(73,941)	(106,470)
Principal repayments on notes receivable from stock option exercises	1,853	2,135	821
Excess tax benefit of stock option exercises	18,570	20,584	8,618
Dividends paid	(105,848)	(215,539)	(87,826)
Net subscriptions received from (redemptions/distributions paid to) non-controlling interest holders	(5,702)	56,977	42,012
Consolidated CLO entities' financing activities:
Repayment of line of credit	(247,789)	-	-
Repayment of redeemable preferred shares	(60,000)	-	-
Issuance of senior and subordinated notes and preferred shares	429,582	-	-
Principal repayments of senior note obligations	(128,362)	(177,500)	(28,614)
Net cash used for financing activities	(359,378)	(293,018)	(136,748)
Effect of currency rate changes on cash and cash equivalents	(1,558)	(547)	38
Net decrease in cash and cash equivalents	(76,691)	(170)	(48,837)
Cash and cash equivalents, beginning of year	461,906	462,076	510,913
Cash and cash equivalents, end of year	$385,215	$461,906	$462,076
Supplemental Cash Flow Information:
Cash paid for interest	$29,298	$28,712	$32,772
Cash paid for interest by consolidated CLO entities	7,103	13,220	19,508
Cash paid for income taxes, net of refunds	172,119	145,343	152,730
Supplemental Disclosure of Non-Cash Information:
Increase in equipment and leasehold improvements due to non-cash additions	$154	$379	$513
Exercise of stock options through issuance of notes receivable	3,549	5,102	535
Acquisition of non-controlling interests through issuance of subsidiary equity	9,935	-	-
Non-controlling interest call option exercises recorded in other liabilities	11,594	34,488	-
Initial Consolidation of CLO Entity:
Increase in other assets, net of other liabilities	$-	$(113,731)	$-
Increase in investments	-	424,152	-
Increase in borrowings	-	307,789	-
Deconsolidation of CLO Entity:
Decrease in other assets, net of other liabilities	$(19,210)	$-	$-
Decrease in investments	(411,897)	-	-
Decrease in borrowings	(427,418)	-	-
Deconsolidations of Sponsored Investment Funds:
Decrease in investments	$(4,122)	$(92,399)	$(66,778)
Decrease in non-controlling interests	(4,111)	(93,689)	(65,092)

See notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Business and organization

Eaton Vance Corp. and its subsidiaries (the “Company”) manage investment funds and provide investment management and advisory services to high-net-worth individuals and institutions in the United States, Europe and certain other international markets. The Company’s retail marketing strategy is to distribute funds and separately managed accounts primarily through financial intermediaries in the advice channel. The Company also commits significant resources to serving institutional and high-net-worth clients who access investment management services on a direct basis.

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

Principles of consolidation

The Consolidated Financial Statements include the accounts of the Company and its controlled affiliates. The Company consolidates any voting interest entity in which the Company’s ownership exceeds 50 percent or where the Company has control. In addition, the Company consolidates any variable interest entity (“VIE”), including the consolidated collateralized loan obligation (“CLO”) entity referred to below, for which the Company is considered the primary beneficiary. The Company recognizes non-controlling and other beneficial interests in consolidated affiliates in which the Company’s ownership is less than 100 percent. All intercompany accounts and transactions have been eliminated in consolidation.

The Company may be considered the primary beneficiary of certain CLO entities for which it acts as collateral manager. In these instances, the Company consolidates the assets, liabilities, results of operations and cash flows of such entities in the Company’s Consolidated Financial Statements. The assets of consolidated CLO entities cannot be used by the Company, and senior and subordinated interest holders of the CLO entities have no recourse to the general credit or assets of the Company. There is a one-month lag between the Company’s fiscal year end and that of consolidated CLO entities for reporting purposes. There were no intervening events that would materially affect the Company’s consolidated financial position, results of operations or cash flows as of and for the year ended October 31, 2014.

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

With limited exceptions, each of the Company’s sponsored funds is organized as a separately managed component (or “series”) of a series trust. All assets of a series irrevocably belong to that series and are subject to the liabilities of that series; under no circumstances are the liabilities of one series payable by another series. Series trusts themselves have no equity investment at risk, but decisions regarding the trustees of the trust and certain key activities of each sponsored fund within the trust, such as appointment of each sponsored fund’s investment adviser, typically reside at the trust level. As a result, shareholders of a sponsored fund that is organized as a series of a series trust lack the ability to control the key decision-making processes that most directly affect the performance of the sponsored fund. Accordingly, the Company believes that each trust is a VIE and each sponsored fund is a silo of a VIE that also meets the definition of a VIE. Having concluded that each silo is a VIE, the primary beneficiary evaluation is focused on an analysis of economic interest. The Company typically holds the majority of the shares of a sponsored fund corresponding to a majority economic interest during the seed investment stage when the fund’s investment track record is being established or when the fund is in the early stages of soliciting outside investors. The Company consolidates the fund as primary beneficiary during this period. The Company records fee revenue while the sponsored fund is consolidated but eliminates the fee revenue in consolidation.

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

When the Company is no longer deemed to hold a controlling financial interest in a sponsored fund, which occurs when either the Company redeems its shares or shares held by third parties exceed the number of shares held by the Company, the Company deconsolidates the sponsored fund and removes the related assets, liabilities and non-controlling interests from its balance sheet and classifies the Company’s remaining investment as either an equity method investment or as available-for-sale as applicable. Because consolidated sponsored funds utilize fair value measurements, there is no incremental gain or loss recognized upon deconsolidation.

The extent of the Company’s exposure to loss with respect to a consolidated sponsored fund is the amount of the Company’s investment in the sponsored fund. The Company is not obligated to provide financial support to sponsored funds. Only the assets of a sponsored fund are available to settle its obligations. Beneficial interest holders of sponsored funds do not have recourse to the general credit of the Company.

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

A company is the primary beneficiary of a VIE if it has a controlling financial interest in the VIE. A company is deemed to have a controlling financial interest in a VIE if it has both (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.

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

While the Company believes its overall evaluation of VIEs is appropriate, future changes in estimates, judgments and assumptions and in the ownership interests of the Company in a VIE may affect the resulting consolidation, or deconsolidation, of the assets, liabilities, results of operations and cash flows of a VIE on the Company’s Consolidated Financial Statements.

Segment information

Management has determined that the Company operates in one segment, namely as an investment adviser managing funds and separate accounts. Although the Company does provide supplemental disclosure in this Annual Report on Form 10-K regarding assets under management and other asset flows by mandate and investment vehicle (primarily distinguishing between funds and separately managed accounts), the Company’s determination that it operates in one business segment is based on the fact that the Company’s chief operating decision maker (namely, the Company’s Chief Executive Officer) reviews the Company’s financial performance at an aggregate level. All of the products and services provided by the Company relate to investment management and are subject to a similar regulatory framework. Investment management teams at the Company are generally not aligned with specific product lines or distribution channels; in many instances, the investment professionals who manage the Company’s funds are the same investment professionals who manage the Company’s separately managed accounts.

Cash and cash equivalents

Cash and cash equivalents consist principally of cash and short-term, highly liquid investments in money market funds, commercial paper, certificates of deposit, holdings of Treasury and government agency securities and bank obligations, which are readily convertible to cash. Cash equivalents have maturities of less than three months on the date of acquisition and are stated at fair value or cost, which approximates fair value due to the short-term maturities of the underlying investments.

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

Investments

Investment securities, trading

Marketable securities classified as trading securities consist of investments in debt and equity securities held in the portfolios of consolidated sponsored funds and separately managed accounts seeded by the Company for product development purposes, and bank obligations, commercial paper and corporate debt securities with remaining maturities (upon purchase by the Company) ranging from three months to 12 months.

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

Investments, other

Certain investments are carried at cost. The fair values of cost-method investments are not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair values of the investments.

Fair value measurements

The accounting standards for fair value measurement provide a framework for measuring fair value and require expanded disclosures regarding fair value measurements. Fair value is defined as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. The accounting standards establish a fair value measurement hierarchy, which requires an entity to maximize the use of observable inputs where available. This fair value measurement hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.

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

Derivative financial instruments

The Company may utilize derivative financial instruments to hedge market risk and currency risk associated with its investments in separate accounts and certain sponsored funds seeded for new product development purposes, exposures to fluctuations in foreign currency exchange rates associated with investments denominated in foreign currencies and interest rate risk inherent in debt offerings. These derivative financial instruments may or may not qualify as hedges for accounting purposes. In addition, certain consolidated sponsored funds and separately managed accounts may enter into derivative financial instruments within their portfolios to achieve stated investment objectives. The Company does not use derivative financial instruments for speculative purposes.

The Company records all derivative financial instruments as either assets or liabilities on its Consolidated Balance Sheets and measures these instruments at fair value. Derivative transactions are presented on a gross basis in the Company’s Consolidated Balance Sheets. For a derivative financial instrument that is designated as a cash flow hedging instrument, the effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income (loss) and subsequently reclassified into earnings over the life of the hedge. The ineffective portion of the gain or loss is reported in earnings immediately. Changes in the fair value of the Company’s other derivative financial instruments are recognized in earnings in the current period.

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

Goodwill

Goodwill represents the excess of the cost of the Company’s investment in the net assets of acquired companies over the fair value of the underlying identifiable net assets at the dates of acquisition. The Company attributes all goodwill associated with its acquisitions of Atlanta Capital Management, LLC (“Atlanta Capital”), Parametric Portfolio Associates LLC (“Parametric”) and The Clifton Group Investment Management Company (“Clifton”), which share similar economic characteristics, to one reporting unit. The Company attributes all goodwill associated with its acquisitions of the Tax Advantaged Bond Strategies (“TABS”) business of M.D. Sass Investor Services and Fox Asset Management LLC (“Fox Asset Management”) to a second reporting unit.

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

The income approach employs a discounted cash flow model that takes into account (1) assumptions that market participants would use in their estimates of fair value, (2) current period actual results and (3) budgeted results for future periods that have been vetted by senior management. The discounted cash flow model incorporates the same fundamental pricing concepts used to calculate fair value in the acquisition due diligence process and a discount rate that takes into consideration the Company’s estimated cost of capital adjusted for the uncertainty inherent in the forecasted information.

The market approach employs market multiples based on comparable publicly traded companies in the financial services industry, calculated with data from industry sources. Estimates of fair value are established using a multiple of assets under management and current and forward multiples of both revenue and earnings before interest, taxes, depreciation and amortization (“EBITDA”), adjusted for size and performance of the reporting unit relative to peer companies. A weighting of the value indications is then performed, giving greater weight to fair value calculated based on multiples of revenue and EBITDA and lesser weight to fair value calculated as a multiple of assets under management. Fair values calculated using one-year, two-year and trailing twelve-month revenue multiples and one-year, two-year and trailing twelve-month EBITDA multiples are each weighted 15 percent, while fair value calculated based on a multiple of assets under management is weighted 10 percent.

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

Appropriated retained earnings

The Company records appropriated retained earnings equal to the difference between the fair value of consolidated CLO assets and the fair value of consolidated CLO liabilities that can be attributed to external investors. The amount is recorded as appropriated retained earnings since the other holders of the CLOs’ beneficial interests, not the Company, will receive the benefits or absorb the losses associated with their proportionate share of the CLOs’ assets and liabilities. For all periods presented, the net changes in the fair value of consolidated CLO assets and liabilities that can be attributed to the CLOs’ other beneficial interest holders have been recorded as net income attributable to non-controlling and other beneficial interests and as an adjustment to appropriated retained earnings.

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

Pursuant to management’s assessment of the criteria described above, investment advisory and administrative fees are recorded gross of any sub-advisory payments, with the corresponding fees paid to any sub-adviser based on the terms of those arrangements included in fund-related expenses in the Company’s Consolidated Statements of Income.

Distribution, underwriter and service fees

Eaton Vance Distributors, Inc. (“EVD”) currently sells Eaton Vance open-end mutual funds under five primary pricing structures: front-end load commission (“Class A”); level-load commission (“Class C”); institutional no-load (“Class I,” also referred to as “Institutional Class”); retail no-load (“Class N,” referred to as “Investor Class” or “Adviser Class”); and retirement plan no-load (“Class R”). Distribution and service fees for all share classes, as further described below, are calculated as a percentage of average daily net assets and recorded in revenue as earned, gross of any third-party distribution and service fee payments made. Distribution and service fees are earned daily and paid monthly. The expenses associated with third-party distribution and service fee arrangements are recorded in distribution and service fee expense, respectively, as the services are provided by the third party. These expenses are also paid monthly.

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

Effective January 1, 2012, the Company suspended sales of Class B shares. Additional investment in this share class is limited to exchanges and the reinvestment of distributions by existing Class B shareholders. EVD continues to recover dealer commissions previously paid on behalf of Class B shareholders through distribution fees limited to 75 basis points annually of the average net assets of the Class B shares. In addition, EVD receives, and then pays to authorized firms, a service fee not to exceed 25 basis points annually of average net assets. Class B shares automatically convert to Class A shares after eight years of ownership.

For Class C shares, the shareholder pays no front-end commissions and no contingent deferred sales charges on redemptions after the first year. EVD pays a commission and the projected first year service fees to the dealer at the time of sale, which together are capitalized and amortized over the first year. EVD receives distribution fees and service fees at an annual rate of up to 75 basis points and 25 basis points, respectively, of average net assets of the Class. EVD pays both the distribution fee and service fee to the dealer after one year. Redemptions of Class C shares within twelve months of purchase are generally subject to deferred sales charges of one percent.

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

Advertising and promotion

The Company expenses all advertising and promotional costs as incurred. Advertising costs incurred were not material to the Company’s Consolidated Financial Statements in the fiscal years ended October 31, 2014, 2013 or 2012.

Leases

The Company leases office space under various leasing arrangements. As leases expire, they are normally renewed or replaced in the ordinary course of business. Most lease agreements contain renewal options, rent escalation clauses and/or other inducements provided by the landlord. Rent expense is recorded on a straight-line basis, including escalations and inducements, over the lease term.

Earnings per share

Earnings per basic and diluted share are calculated under the two-class method. Pursuant to the two-class method, the Company’s unvested restricted stock awards with non-forfeitable rights to dividends, which relate exclusively to restricted stock awards granted on or before November 1, 2012, are considered participating securities. Under the two-class method, earnings per basic share is calculated by dividing net income available to Eaton Vance Corp. shareholders by the weighted-average number of common shares outstanding during the period. The two-class method includes an earnings allocation formula that determines earnings per share for each participating security according to dividends declared and undistributed earnings for the period. Net income available to Eaton Vance Corp. shareholders is reduced by the amount allocated to participating restricted shares to arrive at the earnings allocated to common stock shareholders for purposes of calculating earnings per share. Dividends declared per share on the unvested restricted shares are equal to the dividends declared per common share on the Company’s Voting and Non-Voting Common Stock. Earnings per diluted share is computed on the basis of the weighted-average number of common shares outstanding during the period plus the dilutive effect of any potential common shares outstanding during the period using the more dilutive of the treasury method or two-class method.

Stock-based compensation

The Company accounts for stock-based compensation expense at fair value. Under the fair value method, stock-based compensation expense, which reflects the fair value of stock-based awards measured at grant date, is recognized on a straight-line basis over the relevant service period (generally five years) and is adjusted each period for anticipated forfeitures.

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

The fair value of profit interests granted under subsidiary long-term equity plans is estimated on grant date by averaging fair value established using an income approach and fair value established using a market approach for each subsidiary. The income and fair value approaches used in the determination of grant date fair value of profit interests are consistent with those described in Goodwill above.

Tax benefits realized upon the exercise of stock options that are in excess of the expense previously recognized for financial reporting purposes are recorded in shareholders’ equity and reflected as a financing activity in the Company’s Consolidated Statements of Cash Flows. If the tax benefit realized is less than the expense previously recorded, the shortfall is recorded in shareholders’ equity. To the extent the expense exceeds available windfall tax benefits, it is recorded in the Company’s Consolidated Statements of Income and reflected as an operating activity on the Company’s Consolidated Statements of Cash Flows.

Foreign currency translation

Substantially all of the Company’s foreign subsidiaries have a functional currency that is something other than the U.S. dollar. Assets and liabilities of these subsidiaries are translated into U.S. dollars at current exchange rates as of the end of each accounting period. Related revenue and expenses are translated at average exchange rates in effect during the accounting period. Net translation exchange gains and losses are excluded from income and recorded in accumulated other comprehensive income (loss). Foreign currency transaction gains and losses are reflected in gains (losses) and other investment income, net, as they occur.

Comprehensive income

The Company reports all changes in comprehensive income in its Consolidated Statements of Comprehensive Income. Comprehensive income includes net income, the change in unrealized gains on certain derivatives, the amortization of net gains and losses on certain derivatives, unrealized holding gains and losses on investment securities classified as available-for-sale and foreign currency translation adjustments, in each case net of tax. When the Company has established an indefinite reinvestment assertion for a foreign subsidiary, deferred income taxes are not provided on the related foreign currency translation exchange gains and losses.

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

Non-controlling interests redeemable at other than fair value consist of certain other interests in the Company’s majority-owned subsidiaries. These interests are subject to holder put rights and Company call rights at established multiples of earnings before interest and taxes and, as such, are considered redeemable at other than fair value. The put and call rights are not legally detachable or separately exercisable and are deemed to be embedded in the related non-controlling interests. Non-controlling interests redeemable at other than fair value are recorded on the Company’s Consolidated Balance Sheets in temporary equity at estimated redemption value, and changes in estimated redemption value of these interests are recorded to the Company’s Consolidated Statements of Income as increases or decreases to net income attributable to non-controlling and other beneficial interests.

Loss contingencies

The Company continuously reviews any investor, employee or vendor complaints and pending or threatened litigation. The Company evaluates the likelihood that a loss contingency exists under the criteria of applicable accounting standards through consultation with legal counsel and records a loss contingency, inclusive of legal costs, if the contingency is probable and reasonably estimable at the date of the financial statements. There are no losses of this nature that are currently deemed probable and reasonably estimable, and, thus, none have been recorded in the accompanying Consolidated Financial Statements.

2.	Adoption of New Accounting Standards

The Company adopted the following accounting standard in fiscal 2014:

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income

Effective November 1, 2013, the Company adopted ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The guidance provided in ASU 2013-02 requires an entity to present separately, for each component of accumulated other comprehensive income, the current period reclassification of amounts into net income and identify each line item in the statement of net income that is affected by the reclassification. The adoption of ASU 2013-02 was effective prospectively and did not have an impact on the Company’s results of operations, financial position or liquidity.

3.	New Accounting Standards Not Yet Adopted

Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity

In August 2014, the FASB issued ASU 2014-13, Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity, which provides a measurement alternative for an entity that consolidates collateralized financing entities (“CFE’s”). If elected, the alternative method results in the reporting entity measuring both the financial assets and financial liabilities of the CFE using the more observable of the two fair value measurements, which effectively removes measurement differences between the financial assets and financial liabilities of the CFE previously recorded as net income (loss) attributable to non-controlling and other beneficial interests and as an adjustment to appropriated retained earnings. The reporting entity continues to measure its own beneficial interests in the CFE (other than those that represent compensation for services) at fair value. The new guidance is effective for the Company’s fiscal year that begins on November 1, 2016 and requires either a retrospective or modified retrospective approach to adoption, with early adoption permitted. The Company is currently evaluating the potential impact on its Consolidated Financial Statements and related disclosures.

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which supersedes existing accounting standards for revenue recognition and creates a single framework. The standard also specifies the accounting for certain costs to obtain or fulfill a contract with a customer. The new guidance is effective for the Company’s fiscal year that begins on November 1, 2017 and interim periods within that fiscal year, and requires either a retrospective or a modified retrospective approach to adoption. The Company is currently evaluating the potential impact on its Consolidated Financial Statements and the related disclosures, as well as the available transition methods. Early adoption is prohibited.

4.	Consolidated Sponsored Funds

Underlying investments held by consolidated sponsored funds were included in investments on the Company’s Consolidated Balance Sheets and classified as trading securities at October 31, 2014 and 2013. Net investment income or loss related to consolidated sponsored funds was included in gains (losses) and other investment income, net, on the Company’s Consolidated Statements of Income for all periods presented. The impact of consolidated sponsored funds’ net income or (loss) on net income attributable to Eaton Vance Corp. shareholders was reduced by amounts attributable to non-controlling interest holders, which are recorded in net income attributable to non-controlling and other beneficial interests in the Company’s Consolidated Statements of Income for all periods presented.

The following table sets forth the balances related to consolidated sponsored funds at October 31, 2014 and 2013, as well as the Company’s net interest in these funds:

(in thousands)	2014	2013
Investments	$172,413	$153,327
Other assets	19,474	13,799
Other liabilities	(32,559)	(31,008)
Redeemable non-controlling interests	(8,983)	(3,958)
Net interest in consolidated sponsored funds(1)	$150,345	$132,160

(1)	Excludes the Company's investments in consolidated CLO entities, which are discussed in Note 9.

During the fiscal years ended October 31, 2014 and 2013, the Company deconsolidated a total of four and six sponsored funds, respectively.

5.	Investments

The following is a summary of investments at October 31, 2014 and 2013:

(in thousands)	2014	2013
Investment securities, trading:
Short-term debt	$156,972	$20,116
Consolidated sponsored funds	172,413	153,327
Separately managed accounts	51,660	62,081
Total investment securities, trading	381,045	235,524
Investment securities, available-for-sale	30,167	22,727
Investments in non-consolidated CLO entities	4,033	5,378
Investments in equity method investees	206,352	269,683
Investments, other	3,008	3,011
Total investments(1)	$624,605	$536,323

(1)	Excludes the Company's investments in consolidated CLO entities, which are discussed in Note 9.

Investment securities, trading

Investment securities, trading, consist of short-term debt assets held by the Company, including certificates of deposit, commercial paper and corporate debt securities with remaining maturities (upon purchase by the Company) ranging from three months to 12 months and debt and equity securities held in the portfolios of consolidated sponsored funds and separately managed accounts. The Company seeds new fund and separate account investment strategies on a regular basis as a means of establishing investment records that can be used in marketing those strategies to retail and institutional clients. A separately managed account seeded by the Company for product development purposes is not a legal entity subject to consolidation, but rather an individual portfolio of securities in the Company’s name. As a result, the Company looks through the construct of the portfolio to the underlying debt and equity securities and treats these securities as trading securities for accounting and disclosure purposes. The following is a summary of the fair value of investments classified as trading at October 31, 2014 and 2013:

(in thousands)	2014	2013
Short-term debt	$156,972	$20,116
Other debt - consolidated sponsored funds and separately managed accounts	83,824	97,650
Equity securities - consolidated sponsored funds and separately managed accounts	140,249	117,758
Total investment securities, trading	$381,045	$235,524

During the fiscal year ended October 31, 2014, the Company initiated seed investments in 15 sponsored funds and one separately managed account; during the fiscal year ended October 31, 2013, the Company initiated seed investments in 15 sponsored funds and 15 separately managed accounts.

The Company recognized gains (losses) related to trading securities held at the reporting date of $(6.9) million, $16.5 million and $12.1 million for the years ended October 31, 2014, 2013 and 2012, respectively, within gains (losses) and other investment income, net, in the Company’s Consolidated Statements of Income.

Investment securities, available-for-sale

Investment securities classified as available-for-sale consist exclusively of seed investments in certain sponsored open-end funds, privately offered equity funds and closed-end funds where the Company has less than a 20 percent interest in the fund. The following is a summary of the gross unrealized gains (losses) included in accumulated other comprehensive income (loss) related to securities classified as available-for-sale at October 31, 2014 and 2013:

2014		Gross Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
Investment securities, available-for-sale	$21,032	$9,159	$(24)	$30,167

2013		Gross Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
Investment securities, available-for-sale	$15,459	$7,306	$(38)	$22,727

Net unrealized holding gains (losses) on investment securities classified as available-for-sale included in other comprehensive income (loss) were $1.9 million, $(1.5) million and $3.3 million for the years ended October 31, 2014, 2013 and 2012, respectively.

The Company evaluated gross unrealized losses of $24,000 as of October 31, 2014 and determined that these losses were not other-than-temporary, primarily because the Company has both the ability and intent to hold the investments for a period of time sufficient to recover such losses. The aggregate fair value of investments with unrealized losses was $1.3 million at October 31, 2014. No investment with a gross unrealized loss has been in a loss position for greater than one year.

The following is a summary of the Company’s realized gains and losses upon disposition of investments classified as available-for-sale for the years ended October 31, 2014, 2013 and 2012:

(in thousands)	2014	2013	2012
Gains	$823	$5,978	$348
Losses	(904)	(235)	(440)
Net realized gains (losses)	$(81)	$5,743	$(92)

Investments in unconsolidated CLO entities

The Company provides investment management services for, and has made investments in, a number of CLO entities that it does not consolidate on its Consolidated Financial Statements. The Company’s ownership interests in the unconsolidated CLO entities are carried at amortized cost unless impaired. The Company earns investment management fees, including subordinated management fees, for managing the collateral of the CLO entities. At October 31, 2014 and 2013, combined assets under management in the pools of unconsolidated CLO entities were $2.4 billion and $1.9 billion, respectively. The Company’s maximum exposure to loss as a result of its investments in the equity of unconsolidated CLO entities is the carrying value of such investments, which was $4.0 million and $5.4 million at October 31, 2014 and 2013, respectively. Investors in CLO entities have no recourse against the Company for any losses sustained in the CLO structures.

The Company did not recognize any impairment losses on investments in unconsolidated CLO entities in fiscal 2014, 2013 or 2012.

Investments in equity method investees

The Company has a 49 percent interest in Hexavest Inc. (“Hexavest”), a Montreal, Canada-based investment adviser. The carrying value of this investment was $166.0 million and $175.5 million at October 31, 2014 and 2013, respectively. At October 31, 2014, the Company’s investment in Hexavest consisted of $5.9 million of equity in the net assets of Hexavest, intangible assets of $33.5 million and goodwill of $135.6 million, net of a deferred tax liability of $9.0 million. At October 31, 2013, the Company’s investment in Hexavest consisted of $5.5 million of equity in the net assets of Hexavest, intangible assets of $38.6 million and goodwill of $141.8 million, net of a deferred tax liability of $10.4 million. The investment is denominated in Canadian dollars and is subject to foreign currency translation adjustments, which are recorded in accumulated other comprehensive income (loss).

During fiscal 2014 and 2013, the Company made contingent payments of $5.0 million and $1.3 million, respectively, to the Hexavest selling group based upon prescribed multiples of Hexavest’s revenue for the twelve months ended August 31, 2014 and 2013. The payments increased equity method goodwill.

The Company has an option, exercisable in fiscal 2017, to purchase an additional 26 percent interest in Hexavest. As part of the purchase price allocation, a value of $8.3 million was assigned to this option. The option is included in other assets in the Company’s Consolidated Balance Sheets at October 31, 2014 and 2013.

The Company has a 7 percent equity interest in a private equity partnership managed by a third party that invests in companies in the financial services industry. The Company’s investment in the partnership was $4.2 million and $4.9 million at October 31, 2014 and 2013, respectively.

In fiscal 2011, the Company sold its equity interest in Lloyd George Management (BVI) Limited (“LGM”), an investment management company based in Hong Kong that primarily manages Asia Pacific and emerging market equity funds and separate accounts, including three funds sponsored by the Company. The Company recognized a gain of $2.4 million in the Company’s Consolidated Statements of Income in connection with the sale during fiscal 2012.

The Company had equity method investments in the following Eaton Vance-sponsored funds as of October 31, 2014 and 2013:

	Equity Ownership Interest (%)		Carrying Value ($)(1)
	October 31,	October 31,	October 31,	October 31,
(dollar amounts in thousands)	2014	2013	2014	2013
Eaton Vance Real Estate Fund	34%	34%	$11,953	$9,820
Eaton Vance Focused Growth Opportunities Fund	33%	34%	9,559	6,870
Eaton Vance Focused Value Opportunities Fund	32%	34%	7,588	6,826
Eaton Vance Tax-Advantaged Bond Strategies Long Term Fund	27%	30%	6,105	5,552
Eaton Vance Currency Income Advantage Fund	43%	-	973	-
Eaton Vance Atlanta Capital Select Equity Fund	-	28%	-	25,207
Eaton Vance Hexavest Global Equity Fund	-	30%	-	24,592
Eaton Vance Municipal Opportunities Fund	-	33%	-	10,420
Total			$36,178	$89,287

(1)	The carrying value of equity method investments in Company-sponsored funds is measured based on the funds’ net asset values. The Company has the ability to redeem its investments in these funds at any time. Not shown are Company investments in certain of the above-listed funds that were not accounted for as equity method investments as of the indicated date.

Summarized financial information for the Company’s equity method investees as of October 31, 2014 and 2013 and for the years ended October 31, 2014, 2013 and 2012 is as follows:

	2014			2013
(in thousands)	Hexavest	Other Investees	Total	Hexavest	Other Investees	Total
Balance Sheets
Total assets	$30,989	$194,981	$225,970	$27,704	$419,331	$447,035
Total liabilities	13,854	1,757	15,611	10,062	49,099	59,161
Outside equity interests	11,290	152,825	164,115	12,175	276,025	288,200

88

	2014			2013
(in thousands)	Hexavest	Other Investees	Total	Hexavest	Other Investees	Total
Statements of Income (1)
Revenue	$57,981	$300	$58,281	$45,680	$1,241	$46,921
Operating income (loss)	34,957	(2,337)	32,620	27,386	(2,315)	25,071
Net income	24,876	43,090	67,966	20,870	29,665	50,535

	2012
(in thousands)	Hexavest	Other Investees	Total
Statements of Income (1)
Revenue	$10,691	$8,788	$19,479
Operating income (loss)	6,060	5,286	11,346
Net income	4,714	34,339	39,053

(1)Statement of income figures are included only for the time in which the investees were accounted for under the equity method.

The Company did not recognize any impairment losses related to its investments in equity method investees during the years ended October 31, 2014, 2013 or 2012.

During the years ended October 31, 2014, 2013 and 2012, the Company received dividends of $16.1 million, $16.9 million and $11.4 million, respectively, from its investments in equity method investees.

Investments, other

Investments, other, consist of certain investments carried at cost totaling $3.0 million as of October 31, 2014 and 2013, including a non-controlling capital interest in Atlanta Capital Management Holdings, LLC (“ACM Holdings”), a partnership that owns certain non-controlling interests of Atlanta Capital. The Company’s interest in ACM Holdings is non-voting and entitles the Company to receive a portion of the proceeds when put or call options for certain non-controlling interests of Atlanta Capital are exercised. The Company’s investment in ACM Holdings decreased to $1.3 million at October 31, 2014 from $2.1 million at October 31, 2013, reflecting the put and call options exercised in fiscal 2014 as disclosed in Note 11. Management believes that the carrying value of its other investments approximates their fair value.

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

The following tables summarize financial assets and liabilities measured at fair value on a recurring basis and their assigned levels within the valuation hierarchy at October 31, 2014 and 2013:

October 31, 2014

(in thousands)	Level 1	Level 2	Level 3	Other Assets Not Held at Fair Value	Total

Financial assets:
Cash equivalents	$19,599	$60,312	$-	$-	$79,911
Investments:
Investment securities, trading:
Short-term debt	-	156,972	-	-	156,972
Other debt - consolidated sponsored funds and separately managed accounts	10,799	73,025	-	-	83,824
Equity - consolidated sponsored funds and separately managed accounts	86,504	53,745	-	-	140,249
Investment securities, available-for-sale	23,600	6,567	-	-	30,167
Investments in non-consolidated CLO entities(1)	-	-	-	4,033	4,033
Investments in equity method investees(2)	-	-	-	206,352	206,352
Investments, other(3)	-	61	-	2,947	3,008
Derivative instruments	-	4,416	-	-	4,416
Assets of consolidated CLO entity:
Cash equivalents	8,697	-	-	-	8,697
Bank loans and other investments	-	146,315	801	-	147,116
Total financial assets	$149,199	$501,413	$801	$213,332	$864,745

Financial liabilities:
Derivative instruments	$-	$2,618	$-	$-	$2,618
Securities sold, not yet purchased	-	981	-	-	981
Liabilities of consolidated CLO entity:
Senior and subordinated note obligations	-	2,672	149,310	-	151,982
Total financial liabilities	$-	$6,271	$149,310	$-	$155,581
90

October 31, 2013
(in thousands)	Level 1	Level 2	Level 3	Other Assets Not Held at Fair Value	Total

Financial assets:
Cash equivalents	$104,261	$2,900	$-	$-	$107,161
Investments:
Investment securities, trading:
Short-term debt	-	20,116	-	-	20,116
Other debt - consolidated sponsored funds and separately managed accounts	7,053	90,597	-	-	97,650
Equity - consolidated sponsored funds and separately managed accounts	61,615	56,143	-	-	117,758
Investment securities, available-for-sale	17,083	5,644	-	-	22,727
Investments in non-consolidated CLO entities(1)	-	-	-	5,378	5,378
Investments in equity method investees(2)	-	-	-	269,683	269,683
Investments, other(3)	-	60	-	2,951	3,011
Derivative instruments	-	334	-	-	334
Assets of consolidated CLO entities:
Cash equivalents	29,970	-	-	-	29,970
Bank loans and other investments	-	684,436	1,245	-	685,681
Total financial assets	$219,982	$860,230	$1,245	$278,012	$1,359,469

Financial liabilities:
Derivative instruments	$-	$8,412	$-	$-	$8,412
Securities sold, not yet purchased	-	687	-	-	687
Liabilities of consolidated CLO entities:
Senior and subordinated note obligations	-	2,651	276,476	-	279,127
Total financial liabilities	$-	$11,750	$276,476	$-	$288,226

(1)	The Company’s investments in these CLO entities are measured at fair value on a non-recurring basis using Level 3 inputs. The investments are carried at amortized cost (or cost for warehouse stage entities) unless facts and circumstances indicate that the investments have been impaired, at which time the investments are written down to fair value. There was no re-measurement of these assets during the years ended October 31, 2014 or 2013.
(2)	Investments in equity method investees are not measured at fair value in accordance with GAAP.
(3)	Investments, other, includes investments carried at cost that are not measured at fair value in accordance with GAAP.
91

Valuation methodologies

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

Investment securities, available-for-sale

Investment securities classified as available-for-sale include investments in sponsored mutual funds and privately offered equity funds. Sponsored mutual funds are valued using published net asset values and are classified as Level 1 within the fair value measurement hierarchy. Investments in sponsored privately offered equity funds and portfolios that are not listed on an active exchange but have net asset values that are comparable to mutual funds and have no redemption restrictions are classified as Level 2 within the fair value measurement hierarchy.

Derivative instruments

Derivative instruments, which include foreign exchange contracts, stock index futures contracts, commodity futures contracts and interest rate futures contracts, are recorded as either other assets or other liabilities on the Company’s Consolidated Balance Sheets. Foreign exchange contracts are valued by interpolating a value using the spot foreign exchange rate and forward points, which are based on spot rate and currency interest rate differentials. Stock index futures contracts, commodity futures contracts and interest rate futures contracts are valued using a third-party pricing service that determines fair value based on bid and ask prices. Derivative instruments generally are classified as Level 2 within the fair value measurement hierarchy.

Assets of consolidated CLO entities

Assets of consolidated CLO entities include investments in bank loans, debt securities, money market funds, equity securities and warrants. Fair value is determined utilizing unadjusted quoted market prices when available. Investments in money market funds are valued using published net asset values and are classified as Level 1 within the fair value measurement hierarchy. Debt securities, equity securities and warrants are valued using the same techniques as described above for trading securities. Interests in senior floating-rate loans for which reliable market quotations are readily available are valued generally at the average mid-point of bid and ask quotations obtained from a third-party pricing service. Fair value may also be based upon valuations obtained from independent third-party brokers or dealers utilizing matrix pricing models that consider information regarding securities with similar characteristics. In certain instances, fair value has been determined utilizing discounted cash flow analyses or single broker non-binding quotes. Depending on the nature of the inputs, these assets are classified as Level 1, 2 or 3 within the fair value measurement hierarchy.

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

Liabilities of consolidated CLO entities

Liabilities of consolidated CLO entities include debt securities and senior and subordinated note obligations. Debt securities are valued based upon quoted prices for identical or similar liabilities that are not active and inputs other than quoted prices that are observable or corroborated by observable market data. Senior and subordinated notes are valued utilizing an income-approach model in which one or more significant inputs are unobservable in the market. A full description of the valuation technique is included below within the valuation process disclosure. Depending on the nature of the inputs, these liabilities are classified as Level 2 or 3 within the fair value measurement hierarchy.

Transfers in and out of Levels

The following table summarizes fair value transfers between Level 1 and Level 2 of the fair value measurement hierarchy for the years ended October 31, 2014 and 2013:

(in thousands)	2014	2013
Transfers from Level 1 into Level 2(1)	$249	$29
Transfers from Level 2 into Level 1(2)	1,192	1,304

(1)	Transfers from Level 1 into Level 2 primarily represent debt and equity securities formerly classified as Level 1 for which unadjusted quoted market prices in active markets became unavailable in the current period.
(2)	Transfers from Level 2 into Level 1 primarily represent debt and equity securities formerly classified as Level 2 for which unadjusted quoted market prices in active markets became available in the current period.

Level 3 assets and liabilities

As discussed more fully in Note 9, the Company deconsolidated Eaton Vance CLO 2013-1 on May 1, 2014. The following table presents a reconciliation of the beginning and ending fair value measurements of assets and liabilities valued on a recurring basis and classified as Level 3 within the fair value measurement hierarchy for the years ended October 31, 2014 and 2013:

	2014		2013
(in thousands)	Bank loans and other investments of consolidated CLO entities	Senior and subordinated note obligations and redeemable preferred shares of consolidated CLO entities	Bank loans and other investments of consolidated CLO entities	Senior and subordinated note obligations of consolidated CLO entities
Beginning balance	$1,245	$276,476	$2,203	$443,946
Issuance of senior and subordinated notes and redeemable preferred shares	-	421,523	-	-
Deconsolidation of senior and subordinated notes and redeemable preferred shares	-	(419,193)	-	-
Net gains (losses) on investments and note obligations included in net income(1)	(183)	(1,209)	25	10,030
Sales	(1,061)	-	(132)	-
Settlements	-	-	(408)	-
Payment-in-kind	-	-	7	-
Amortization of original issue discount on senior notes	-	75	-	-
Principal paydown	-	(128,362)	-	(177,500)
Transfers into Level 3(2)	800	-	922	-
Transfers out of Level 3(3)	-	-	(1,372)	-
Ending balance	$801	$149,310	$1,245	$276,476
Change in unrealized gains (losses) included in net income relating to assets and liabilities held	$35	$(1,196)	$25	$10,030

(1)	Substantially all net gains (losses) on investments and note obligations and redeemable preferred shares attributable to the assets and borrowings of the Company's consolidated CLO entities are allocated to non-controlling and other beneficial interests on the Company's Consolidated Statements of Income.
(2)	Transfers into Level 3 were the result of a reduction in the availability of significant observable inputs used in determining the fair value of the securities, including a loan that utilized a discount applied to the demanded yield.
(3)	Transfers out of Level 3 into Level 2 of the fair value measurement hierarchy were due to an increase in the observability of the inputs used in determining the fair value of certain instruments.

The following table shows the valuation technique and significant unobservable inputs utilized in the fair value measurement of Level 3 liabilities of the consolidated CLO entities at October 31, 2014 and 2013:

October 31, 2014		Valuation	Unobservable	Value/
($ in thousands)	Fair Value	Technique	Inputs(1)	Range

			Prepayment rate	30 percent
			Recovery rate	70 percent
Senior and subordinated			Default rate	200 bps
note obligations	$149,310	Income-approach	Discount rate	75-250 bps

October 31, 2013		Valuation	Unobservable	Value/
($ in thousands)	Fair Value	Technique	Inputs(1)	Range

			Prepayment rate	30 percent
			Recovery rate	70 percent
Senior and subordinated			Default rate	200 bps
note obligations	$276,476	Income-approach	Discount rate	105-375 bps

(1)	Discount rate refers to spread over LIBOR. Lower spreads apply to the more senior tranches in the CLO note structure; higher spreads apply to the less senior tranches. The default rate refers to the constant annual default rate. The recovery rate is the expected recovery of defaulted amounts received through asset sales, recovery through bankruptcy restructuring or other settlement processes. The prepayment rate is the rate at which the underlying collateral is expected to repay principal.

Valuation process

Senior and subordinated note obligations of the Company’s consolidated CLO entities are issued in various tranches with different risk profiles. The notes are valued on a quarterly basis by the Company’s bank loan investment team utilizing an income-approach that projects the cash flows of the collateral assets using the team’s projected default rate, prepayment rate, recovery rate and discount rate, as well as observable assumptions about market yields, collateral reimbursement assumptions, callability and other market factors that vary based on the nature of the investments in the underlying collateral pool. Once the undiscounted cash flows of the collateral assets have been determined, the bank loan team applies appropriate discount rates that it believes a reasonable market participant would use to determine the discounted cash flow valuation of the notes. The bank loan team routinely monitors market conditions and model inputs for cyclical and secular changes in order to identify any material factors that could influence the Company’s valuation method. The bank loan team reports directly to the Chief Income Investment Officer.

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

Derivative financial instruments designated as cash flow hedges

On June 25, 2013, the Company issued $325 million in aggregate principal amount of 3.625 percent ten-year Senior Notes due in June 2023 (“2023 Senior Notes”). In anticipation of the offering, the Company entered into a forward-starting interest rate swap intended to hedge changes in the benchmark interest rate between the time at which the decision was made to issue the debt and the pricing of the securities. The benchmark interest rate increased during this time and the Company received payment to settle the hedge for a gain of $2.0 million. At termination, the hedge was determined to be an effective cash flow hedge and the $2.0 million gain was recorded in other comprehensive income (loss), net of taxes of $0.8 million. The Company is reclassifying the gain recorded in other comprehensive income (loss) to earnings as a component of interest expense over the term of the debt. During the fiscal years ended October 31, 2014 and 2013, approximately $0.2 million and $0.1 million, respectively, of this deferred gain was reclassified into interest expense. At October 31, 2014, the remaining unamortized gain was $1.7 million. During the next twelve months, the Company expects to reclassify approximately $0.2 million of the gain into interest expense.

During the fiscal years ended October 31, 2014, 2013 and 2012, the Company reclassified into interest expense $0.2 million, $1.3 million and $0.4 million, respectively, of deferred losses related to a Treasury lock transaction entered into in connection with the issuance of its 6.5 percent unsecured senior notes due October 2, 2017 (“2017 Senior Notes”). Amounts for the year ended October 31, 2013 include $0.9 million in interest expense related to the accelerated amortization of the treasury lock tied to the portion of the 2017 Senior Notes retired on June 28, 2013. The Company is reclassifying the remaining unamortized loss on the Treasury lock transaction recorded in other comprehensive income (loss) to earnings as a component of interest expense over the term of the debt. At October 31, 2014, the remaining unamortized loss was $0.7 million. During the next twelve months, the Company expects to reclassify approximately $0.2 million of the loss on the Treasury lock transaction into interest expense.

Other derivative financial instruments not designated for hedge accounting

In June 2013, the Company entered into a reverse treasury lock in conjunction with the Company’s tender offer to purchase up to $250 million of its 2017 Senior Notes. The transaction effectively locked in the benchmark interest rate to be used in determining the premium above par to be paid to note holders in conjunction with the repurchase of the 2017 Senior Notes tendered. The reference U.S. Treasury rate increased during the time the reverse treasury lock was outstanding and the Company recognized a $3.1 million loss upon termination in June 2013. This loss was included in gains (losses) and other investment income, net, in the Company’s Consolidated Statement of Income.

The Company has entered into a series of foreign exchange contracts, stock index futures contracts, commodity futures contracts and interest rate futures contracts to hedge currency risk and market risk associated with its investments in certain sponsored funds and separately managed accounts seeded for new product development purposes. Certain of the consolidated sponsored funds and separately managed accounts may utilize derivative financial instruments within their portfolios in pursuit of their stated investment objectives.

At October 31, 2014, 2013 and 2012, excluding derivative financial instruments held in certain consolidated sponsored funds and separately managed accounts, the Company had 39, 42 and 49 foreign exchange contracts outstanding with four, five and eight counterparties with an aggregate notional value of $16.8 million, $59.1 million and $35.7 million, respectively; 2,091, 2,711 and 1,325 stock index futures contracts outstanding with one counterparty with an aggregate notional value of $177.3 million, $200.7 million and $97.1 million, respectively; and 566, 217 and 200 commodity futures contracts outstanding with one counterparty with an aggregate notional value of $32.3 million, $12.9 million and $11.8 million, respectively. At October 31, 2014, the Company had 122 interest rate futures contracts outstanding with one counterparty with an aggregate notional value of $12.4 million. As of October 31, 2013 and 2012, the Company did not have any interest rate futures contracts outstanding. The number of derivative contracts outstanding and the notional values they represent at October 31, 2014, 2013 and 2012 are indicative of derivative balances throughout each respective year.

The following tables present the fair value of derivative financial instruments, excluding derivative financial instruments held in certain consolidated sponsored funds and separately managed accounts, not designated as hedging instruments as of October 31, 2014 and 2013:

October 31, 2014
	Assets		Liabilities
(in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other assets	$289	Other liabilities	$290
Stock index futures contracts	Other assets	2,685	Other liabilities	1,614
Commodity futures contracts	Other assets	1,442	Other liabilities	631
Interest rate futures contracts	Other assets	-	Other liabilities	83
Total		$4,416		$2,618

October 31, 2013
	Assets		Liabilities
(in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other assets	$34	Other liabilities	$981
Stock index futures contracts	Other assets	81	Other liabilities	7,288
Commodity futures contracts	Other assets	219	Other liabilities	143
Total		$334		$8,412
97

The following is a summary of the net gains (losses) recognized in income for the years ended October 31, 2014, 2013 and 2012:

(in thousands)	Income Statement Location	2014	2013	2012
Foreign exchange contracts	Gains (losses) and other investment income, net	$15	$1,293	$288

Stock index futures contracts	Gains (losses) and other investment income, net	(12,902)	(31,861)	(11,361)

Commodity futures contracts	Gains (losses) and other investment income, net	720	842	693

Interest rate futures contracts	Gains (losses) and other investment income, net	(75)	-	-

Interest rate contracts	Gains (losses) and other investment income, net	-	(3,075)	-
Total		$(12,242)	$(32,801)	$(10,380)

8.	Fair Value Measurements of Other Financial Instruments

Certain financial instruments are not carried at fair value, but their fair value is required to be disclosed. The following is a summary of the carrying amounts and estimated fair values of these financial instruments at October 31, 2014 and 2013:

	2014			2013
(in thousands)	Carrying Value	Fair Value	Fair Value Level	Carrying Value	Fair Value	Fair Value Level
Investments, other	$2,947	$2,947	3	$2,951	$2,951	3
Other assets	$7,363	$7,363	3	$7,960	$7,960	3
Debt	$573,655	$611,015	2	$573,499	$611,081	2

Included in investments, other, is a non-controlling capital interest in ACM Holdings carried at $1.3 million and $2.1 million at October 31, 2014 and 2013, respectively (see Note 5). The carrying value of this investment approximates fair value. Fair value of this investment is determined using a cash flow model that projects future cash flows based upon contractual obligations, to which the Company then applies an appropriate discount rate. The fair value of this investment falls within Level 3 of the fair value measurement hierarchy.

Included in other assets at October 31, 2014 and 2013 is an option exercisable in 2017 to acquire an additional 26 percent interest in Hexavest carried at $7.4 million and $8.0 million, respectively. The carrying value of this option approximates fair value. The fair value of this option is determined using a Monte Carlo model, which simulates potential future market multiples of earnings before interest and taxes (“EBIT”) and compares this to the contractually fixed multiple of Hexavest’s EBIT at which the option can be exercised. The Monte Carlo model uses this array of simulated multiples and their difference from the contractual multiple times the projected EBIT for Hexavest to estimate the future exercise value of the option, which is then adjusted to present value. The fair value of this investment falls within Level 3 of the fair value measurement hierarchy.

The fair value of the Company’s debt has been determined based on quoted prices in inactive markets and falls within Level 2 of the fair value measurement hierarchy.

Fair value measurements of other financial instruments of consolidated CLO entities

Eaton Vance CLO 2013-1 was initially consolidated by the Company on October 11, 2013 when the senior and subordinated note obligations of the entity were priced, although not issued. The Company did not elect the fair value option for the warehouse stage liabilities of Eaton Vance CLO 2013-1 upon initial consolidation, but did irrevocably elect the fair value option for the senior and subordinated note obligations and redeemable preferred shares that the entity issued at closing on November 13, 2013. As discussed in Note 9, the Company deconsolidated this CLO entity on May 1, 2014. The following is a summary of the carrying amounts and estimated fair values of the warehouse stage liabilities at October 31, 2013:

	2013
(in thousands)	Carrying Value	Fair Value	Fair Value Level
Line of credit	$247,789	$247,789	2
Redeemable preferred shares	$64,952	$64,952	3

The line of credit was a non-recourse revolving facility that was used to fund purchases of portfolio investments in floating-rate bank loans during the warehouse phase of the entity, prior to the entity’s issuance of senior and subordinated interests at closing. Advances under the line of credit were required to be used to acquire bank loans, which were selected by the Company as portfolio manager and approved by the lender. Interest on the line of credit was calculated at a rate of one-month LIBOR plus a 140 basis point spread (1.57 percent at October 31, 2013). The LIBOR rate was considered a Level 2 observable input and the line of credit was classified within Level 2 of the fair value measurement hierarchy. The line of credit was paid in full on November 13, 2013 when the entity issued its senior and subordinated interests. Carrying value approximated fair value at October 31, 2013.

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

9. VIEs

In the normal course of business, the Company maintains investments in sponsored CLO entities, sponsored funds and privately offered equity funds that are considered VIEs. These variable interests generally represent seed investments made by the Company, as collateral manager or investment adviser, to launch or market these vehicles. The Company receives management fees for the services it provides as collateral manager or investment adviser to these entities. These fees may also be considered variable interests.

Investments in VIEs that are consolidated

Sponsored funds

The Company invests in investment companies that meet the definition of a VIE. Disclosure regarding such consolidated sponsored funds is included in Note 4. In the ordinary course of business, the Company may elect to contractually waive investment advisory fees that it is entitled to receive from sponsored funds. Such waivers are described in Note 22.

Consolidated CLO entities

As of October 31, 2014, the Company deems itself to be the primary beneficiary of one non-recourse CLO entity, Eaton Vance CLO IX. In developing its conclusion that it is the primary beneficiary of Eaton Vance CLO IX, the Company determined that it has a more than insignificant variable interest in the entity by virtue of its 8 percent residual interest and the presence of an incentive collateral management fee, which combined expose the Company to a more than insignificant amount of the entity’s variability relative to its anticipated economic performance. In its role as collateral manager of this entity, the Company has the power to direct the activities that most significantly impact the economic performance of the entity. The Company’s variable interest represents an obligation to absorb losses of, or a right to receive benefits from, the entity that could potentially be significant to the entity. In consideration of these factors, the Company concluded that it is the primary beneficiary of Eaton Vance CLO IX for consolidation accounting purposes.

The significance of the Company’s variable interest in Eaton Vance CLO IX is greater than the significance of the Company’s investments in non-consolidated CLO entities in which the Company also holds variable interests and serves as collateral manager.

On May 1, 2014, the Company sold its 20 percent residual interest in Eaton Vance CLO 2013-1, which it had initially consolidated on October 11, 2013. Although the Company continues to serve as collateral manager of the entity and therefore has the power to direct the activities that most significantly impact the economic performance of the entity, the Company concluded that it was no longer the primary beneficiary of the entity upon disposition of its 20 percent residual interest, at which time the Company deconsolidated the entity.

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

Interest income and expense are recorded on an accrual basis and reported as gains and other investment income, net, and as interest expense in interest and other expense, respectively, of the consolidated CLO entities in the Company’s Consolidated Statements of Income for the fiscal years ended October 31, 2014, 2013 and 2012. Substantially all ongoing gains (losses) related to the consolidated CLO entities’ bank loans, other investments and note obligations and redeemable preferred shares recorded in earnings for the periods presented are attributable to changes in instrument-specific credit considerations.

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

The following tables present, as of October 31, 2014 and 2013, the fair value of Eaton Vance CLO IX’s assets and liabilities that are subject to fair value accounting:

October 31, 2014
	CLO Bank Loan Investments
(in thousands)	Total CLO bank loan investments	90 days or more past due	Senior and subordinated note obligations
Unpaid principal balance	$144,723	$500	$165,696
Unpaid principal balance over fair value	(3,282)	(500)	(13,714)
Fair value	$141,441	$-	$151,982

October 31, 2013
	CLO Bank Loan Investments
(in thousands)	Total CLO bank loan investments	90 days or more past due	Senior and subordinated note obligations
Unpaid principal balance	$255,474	$500	$294,037
Unpaid principal balance over fair value	(364)	(500)	(14,910)
Fair value	$255,110	$-	$279,127

Changes in the fair values of Eaton Vance CLO IX’s bank loans and other investments resulted in net gains (losses) of $(2.4) million, $0.2 million and $20.2 million for the fiscal years ended October 31, 2014, 2013 and 2012, respectively, while changes in the fair value of Eaton Vance CLO IX’s note obligations resulted in net gains (losses) of $(1.2) million, $(10.0) million $2.4 million, respectively, for the fiscal years ended October 31, 2014, 2013 and 2012. The combined net gains (losses) of $(3.6) million, $(9.8) million and $22.6 million, respectively, for the fiscal years ended October 31, 2014, 2013 and 2012 were recorded in gains and other investment income, net, of consolidated CLO entities on the Company’s Consolidated Statements of Income for these periods.

Eaton Vance CLO IX has note obligations that bear interest at variable rates based on LIBOR plus a pre-defined spread ranging from 0.21 percent to 1.50 percent. The principal amounts outstanding of the note obligations issued by Eaton Vance CLO IX mature on April 20, 2019. It is expected that prepayments received will be used to pay down the entity’s note obligations. During the fiscal years ended October 31, 2014, 2013 and 2012, $128.4 million, $177.5 million and $28.6 million, respectively, of prepayments were used to pay down the entity’s note obligations. The holders of a majority of the subordinated notes have the option to liquidate Eaton Vance CLO IX, provided there is sufficient value of the entity’s assets to repay the senior notes in full.

For the fiscal years ended October 31, 2014, 2013 and 2012, the Company recorded net losses of $2.2 million and $7.3 million and net income of $25.9 million, respectively, related to Eaton Vance CLO IX. The Company recorded net income (losses) attributable to other beneficial interests of $(5.1) million, $(11.1) million and $22.6 million for the fiscal years ended October 31, 2014, 2013 and 2012, respectively. Net income attributable to Eaton Vance Corp. shareholders was $2.9 million, $3.8 million and $3.3 million for the fiscal years ended October 31, 2014, 2013 and 2012, respectively.

The following carrying amounts related to Eaton Vance CLO IX were included in the Company’s Consolidated Balance Sheets at October 31, 2014 and 2013:

(in thousands)	2014	2013
Assets:
Cash and cash equivalents	$8,963	$30,462
Bank loans and other investments	147,116	261,529
Other assets	371	514
Liabilities:
Senior and subordinated note obligations	151,982	279,127
Other liabilities	298	4,046
Appropriated retained earnings	2,467	7,618
Net interest in Eaton Vance CLO IX	$1,703	$1,714

The Company had subordinated interests in Eaton Vance CLO IX of $1.4 million and $1.5 million as of October 31, 2014 and 2013, respectively, which were eliminated in consolidation.

On November 13, 2014, the Company sold its 8 percent residual interest in CLO IX to an unrelated third party. The Company is currently evaluating the potential impact on its Consolidated Financial Statements and related disclosures.

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

The Company did not elect the fair value option on the warehouse line of credit and redeemable preferred shares at pricing, as these liabilities were temporary in nature. The warehouse line of credit and the redeemable preferred shares were extinguished, and new senior note obligations and redeemable preferred shares were issued, at closing on November 13, 2013. The Company irrevocably elected the fair value option for the senior note obligations and redeemable preferred shares of Eaton Vance CLO 2013-1 upon their issuance. Although the redeemable preferred shares of Eaton Vance CLO 2013-1 have certain equity characteristics, the Company determined that the redeemable preferred shares should be recorded as liabilities on the Company’s Consolidated Balance Sheets.

The Company elected the fair value option in these instances to mitigate any accounting mismatches between the carrying value of the new senior note obligations and redeemable preferred shares of Eaton Vance CLO 2013-1 and the carrying value of the assets held to provide the cash flows for those beneficial interests. Unrealized gains and losses on assets and liabilities for which the fair value option was elected are reported in gains and other investment income, net, of the consolidated CLO entities in the Company’s Consolidated Statement of Income.

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

During the fiscal year ended October 31, 2014, approximately $4.8 million of organizational and structuring costs associated with the closing of Eaton Vance CLO 2013-1 were recorded in interest and other expense of consolidated CLO entities in the Company’s Consolidated Statement of Income. These costs were attributable to other beneficial interests.

The following table presents, as of October 31, 2013, the fair value of Eaton Vance CLO 2013-1’s assets that are subject to fair value accounting:

October 31, 2013
	CLO Bank Loan Investments
(in thousands)	Total CLO bank loan investments	90 days or more past due
Unpaid principal balance	$421,830	$-
Unpaid principal balance under fair value	2,322	-
Fair value	$424,152	$-

Changes in the fair values of Eaton Vance CLO 2013-1’s bank loans and other investments resulted in net losses of $39,000 and net gains of $2.6 million during the fiscal years ended October 31, 2014 and 2013, respectively, while changes in the fair value of Eaton Vance CLO 2013-1’s note obligations resulted in net gains of $2.4 million during the fiscal year ended October 31, 2014. The combined net gains of $2.4 million and $2.6 million, respectively, for the fiscal years ended October 31, 2014 and 2013 were recorded as gains and other investment income, net, of consolidated CLO entities on the Company’s Consolidated Statement of Income.

For the fiscal years ended October 31, 2014 and 2013 the Company recorded net income of $2.0 million and $2.6 million, respectively, related to Eaton Vance CLO 2013-1. The Company recorded net income attributable to other beneficial interests of $1.1 million and $2.6 million, respectively, for the fiscal years ended October 31, 2014 and 2013. Net income attributable to Eaton Vance Corp. shareholders was $0.9 million during the fiscal year ended October 31, 2014. Since the Company held no beneficial interest during the year, there was no income attributable to Eaton Vance Corp. shareholders for the fiscal year ended October 31, 2013.

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

Non-consolidated CLO entities

The Company is not deemed the primary beneficiary of several CLO entities in which it holds variable interests. In its role as collateral manager, the Company often has the power to direct the activities of the CLO entities that most significantly impact the economic performance of these entities. In developing its conclusion that it is not the primary beneficiary of these entities, the Company determined that, for certain of these entities, although it has variable interests in each by virtue of its residual interests therein and the collateral management fees it receives, its variable interests neither individually nor in the aggregate represent an obligation to absorb losses of or a right to receive benefits from, any such entity that could potentially be significant to that entity. Quantitative factors supporting the Company’s qualitative conclusion in each case included the relative size of the Company’s residual interest (in all but one instance representing less than 6 percent of the residual interest tranche and less than 1 percent of the total capital of the entity) and the overall magnitude and design of the collateral management fees within each structure.

Non-consolidated CLO entities had total assets of $2.4 billion and $1.9 billion as of October 31, 2014 and 2013, respectively. The Company’s variable interests in these entities consist of the Company’s direct ownership in these entities and any collateral management fees earned but uncollected. The Company’s investment in these entities totaled $4.0 million and $5.4 million as of October 31, 2014 and 2013, respectively. Collateral management fees receivable for these entities totaled $2.6 million and $2.1 million on October 31, 2014 and 2013, respectively. In the fiscal year ended October 31, 2014, the Company did not provide any financial or other support to these entities that it was not previously contractually required to provide. The Company’s risk of loss with respect to these managed CLO entities is limited to the carrying value of its investments in, and collateral management fees receivable from, these entities as of October 31, 2014.

The Company’s investments in non-consolidated CLO entities are disclosed as a component of investments in Note 5. Income from these entities is recorded as a component of gains (losses) and other investment income, net, in the Company’s Consolidated Statements of Income, based upon projected investment yields.

Other Entities

The Company holds variable interests in, but is not deemed to be the primary beneficiary of, certain sponsored privately offered equity funds with total assets of $11.3 billion and $9.8 billion as of October 31, 2014 and 2013, respectively. The Company has determined that these entities qualify for the deferral to certain provisions of FASB ASC Subtopic 810-10 – Consolidation – Overall, afforded by ASU 2010-10, Consolidation – Amendments for Certain Investment Funds (the “Investment Company deferral”) and thus determines whether it is the primary beneficiary of these entities by virtue of its exposure to the expected losses and expected residual returns of the entity. The Company’s variable interests in these entities consist of the Company’s direct ownership therein, which in each case is insignificant relative to the total ownership of the fund and any investment advisory fees earned but uncollected. The Company held investments in these entities totaling $6.6 million and $5.6 million on October 31, 2014 and 2013, respectively, and investment advisory fees receivable totaling $0.6 million and $0.5 million on October 31, 2014 and 2013, respectively. In the fiscal year ended October 31, 2014, the Company did not provide any financial or other support to these entities that it was not contractually required to provide. The Company’s risk of loss with respect to these managed entities is limited to the carrying value of its investments in, and investment advisory fees receivable from, the entities as of October 31, 2014. The Company does not consolidate these VIEs because it does not hold the majority of the risks and rewards of ownership.

The Company’s investments in privately offered equity funds are carried at fair value and included in investment securities, available-for-sale, which are disclosed as a component of investments in Note 5. The Company records any change in fair value, net of income tax, in other comprehensive income (loss).

10.	Equipment and Leasehold Improvements

The following is a summary of equipment and leasehold improvements at October 31, 2014 and 2013:

(in thousands)	2014	2013

Equipment	$71,367	$70,486
Leasehold improvements	53,796	51,522
Subtotal	125,163	122,008
Less: Accumulated depreciation and amortization	(79,512)	(73,262)
Equipment and leasehold improvements, net	$45,651	$48,746

Depreciation and amortization expense was $10.9 million, $13.0 million, and $16.9 million for the years ended October 31, 2014, 2013 and 2012, respectively.

11.	Acquisitions, Goodwill and Intangible Assets

Parametric Risk Advisors LLC (“Parametric Risk Advisors”)

On November 1, 2013, the non-controlling interest holders of Parametric Risk Advisors entered into a Unit Acquisition Agreement with Parametric to exchange their remaining ownership interests in Parametric Risk Advisors (representing a 20 percent ownership interest in the entity) for additional ownership interests in Parametric Portfolio LP (“Parametric LP”), whose sole asset is ownership interests in Parametric. The Parametric LP ownership interests acquired in the exchange contain put and call features that become exercisable over a four-year period starting in 2018. Indirect capital and profit interests in Parametric issued in connection with the transaction totaled 0.8 percent on October 31, 2014. As a result of this exchange, Parametric Risk Advisors became a wholly-owned subsidiary of Parametric.

In fiscal 2013, Parametric exercised a call option requiring the non-controlling interest holders of Parametric Risk Advisors to sell to Parametric units representing a 10 percent ownership interest in Parametric Risk Advisors for $3.1 million, payable in cash or securities in Parametric LP, whose sole asset is ownership interests in Parametric. Pursuant to the acquisition agreement, the exercise price of the call option was based on a multiple of earnings before interest and taxes for the twelve months ended April 30, 2013. Upon execution of the call option, the Company reduced redeemable non-controlling interests and recorded a liability within other liabilities on the Company’s Consolidated Balance Sheet. The transaction settled on November 1, 2013 upon the transfer of securities in Parametric LP, increasing Parametric’s ownership interest in Parametric Risk Advisors from 70 percent to 80 percent on that date.

Atlanta Capital

In September 2013, the Company exercised a call option requiring the non-controlling interest holders of Atlanta Capital to sell a 3.4 percent profit interest and a 0.2 percent capital interest in Atlanta Capital related to the original acquisition to the Company for $12.8 million. In addition, the non-controlling interest holders of Atlanta Capital exercised a put option requiring the Company to purchase an additional 3.8 percent profit interest and a 0.3 percent capital interest in Atlanta Capital related to the original acquisition for $14.1 million. The purchase price of these transactions was based on a multiple of Atlanta Capital’s earnings before taxes for the fiscal year ended October 31, 2013. The transactions settled in December 2013.

As of October 31, 2014, non-controlling interest holders of Atlanta Capital retained a 3.1 percent profit interest in Atlanta Capital associated with the original acquisition. Pursuant to the terms of the original acquisition agreement, as amended, the non-controlling interest holders of Atlanta Capital have the right to sell an additional 0.3 percent profit interest in Atlanta Capital to the Company at a multiple of Atlanta Capital’s earnings before taxes for the fiscal year ended October 31, 2015. To the extent that the put is not fully exercised based on fiscal 2015 results, non-controlling interest holders have the opportunity to sell the 0.3 percent profit interest, less any portion sold in the prior year(s), based on the financial results of Atlanta Capital for each fiscal year thereafter. Also pursuant to the terms of the original acquisition agreement, as amended, the Company has the right to purchase 66.7 percent of the total profit interests related to the original acquisition retained by non-controlling interest holders as of October 31, 2015 at a multiple of Atlanta Capital’s earnings before taxes for that fiscal year. To the extent that the call is not fully exercised based on fiscal 2015 results, the Company has the right to purchase 66.7 percent of profit interests related to the original acquisition retained by non-controlling interest holders as of October 31, 2016 based on the financial results for that fiscal year. The Company retains similar rights as of October 31, 2017 and each year thereafter, with the right to purchase 100 percent of profit interests retained based on the financial results of Atlanta Capital for those fiscal years. Neither the exercise of the puts nor the exercise of the calls is contingent upon the non-controlling interest holders of Atlanta Capital remaining employees.

Total profit interests in Atlanta Capital held by non-controlling interest holders, including direct profit interests related to the original acquisition as well as indirect profit interests issued pursuant to the Atlanta Capital Management Company, LLC Long-term Equity Incentive Plan (the “Atlanta Capital Plan”) decreased to 13.8 percent on October 31, 2014 from 19.7 percent on October 31, 2013, reflecting the exercises of puts and calls described above as well as the grant of an additional 1.2 percent profit interest to employees of Atlanta Capital pursuant to the terms of the Atlanta Capital Plan in fiscal 2014. Total capital interests in Atlanta Capital held by non-controlling interest holders decreased to 0.1 percent as of October 31, 2014 from 0.6 percent as of October 31, 2013.

In September 2014, an Atlanta Capital employee executed a put right related to indirect profit units issued pursuant to the Atlanta Capital Plan, requiring the Company to purchase an additional 0.3 percent profit interest in Atlanta Capital for $0.3 million. The transaction settled in November 2014. Please see Note 13 for additional information related to the Atlanta Capital Plan.

Also in September 2014, the non-controlling interest holders of Atlanta Capital exercised a put option related to the original acquisition in fiscal 2001 requiring the Company to purchase an additional 1.3 percent profit interest and a 0.1 percent capital interest in Atlanta Capital for $6.6 million. The purchase price of this transaction was based on a multiple of Atlanta Capital’s earnings before taxes for the fiscal year ended October 31, 2014. The transaction is expected to settle in December 2014.

Parametric

In November 2013, indirect capital and profit interests in Parametric were issued to employees of Parametric Risk Advisors in conjunction with the Unit Acquisition Agreement described above, representing a 0.8 percent profit interest and a 0.8 percent capital interest.

In fiscal 2013, certain non-controlling interest holders of Parametric exercised their final put option pursuant to the terms of the original fiscal 2003 acquisition agreement requiring the Company to purchase an additional 3.4 percent capital interest and a 5.7 percent profit interest in the entity. The $43.5 million exercise price was based on a multiple of estimated earnings before taxes for the calendar year ended December 31, 2012. The payment reduced redeemable non-controlling interests at closing on December 20, 2012. In December 2012, indirect capital and profit interests in Parametric were issued to employees of Clifton in conjunction with the acquisition of that entity, representing a 1.9 percent capital interest and a 1.9 percent profit interest.

Total profit interests in Parametric held by non-controlling interest holders increased to 7.9 percent as of October 31, 2014 from 6.7 percent as of October 31, 2013, reflecting the profit interests issued in conjunction with the Parametric Risk Advisors transaction as well as the grant of an additional 0.4 percent profit interest to employees of Parametric pursuant to the terms of the Parametric Portfolio Associates LLC

Long-term Equity Incentive Plan (the “Parametric Plan”) in fiscal 2014. Total capital interests in Parametric held by non-controlling interest holders increased to 2.7 percent as of October 31, 2014 from 1.9 percent as of October 31, 2013.

In September 2014, certain employees of Parametric executed a put right related to indirect profit units issued pursuant to the Parametric Plan, requiring the Company to purchase an additional 0.5 percent profit interest in Parametric for $5.4 million. The transaction settled in November 2014. Please see Note 13 for additional information related to the Parametric Plan.

Clifton

On December 31, 2012, Parametric acquired Clifton. The operating results of the acquired entity have been included in the Company’s Consolidated Financial Statements since that date. Now operating as the Minneapolis investment center of Parametric, the former Clifton is a provider of customized exposure management services and risk management solutions for institutional investors. The Clifton acquisition complements and expands the range of engineered portfolio solutions offered by Parametric. The Company paid $72.3 million in cash and issued an indirect ownership interest in Parametric with a fair market value of $12.8 million to certain Clifton employees. These indirect interests are subject to certain put and call arrangements at fair value that may be executed over a four-year period. There are no future contingent payments to be made in connection with the acquisition.

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

Goodwill

The changes in the carrying amount of goodwill for the years ended October 31, 2014 and 2013 are as follows:

(in thousands)	2014	2013
Balance, beginning of period	$228,876	$154,636
Goodwill acquired	-	74,240
Balance, end of period	$228,876	$228,876

All acquired goodwill is deductible for tax purposes.

The Company completed its most recent goodwill impairment testing in the fourth quarter of fiscal 2014 and determined that there was no impairment in the carrying value of this asset as of September 30, 2014. To evaluate the sensitivity of the goodwill impairment testing to the calculation of fair value, the Company applied a hypothetical 10 percent and 20 percent decrease to the fair value of each reporting unit. Based on such hypothetical scenarios, the results of the Company’s impairment testing would not change, as the reporting units still had an excess of fair value over the carrying value under both hypothetical scenarios. There were no significant changes in the assumptions, methodologies or weightings used in the Company’s current year goodwill impairment testing.

No impairment loss in the value of goodwill was recognized during the years ended October 31, 2013 and 2012.

Intangible assets

The following is a summary of intangible assets at October 31, 2014 and 2013:

October 31, 2014

(dollars in thousands)	Weighted- average remaining amortization period (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount

Amortizing intangible assets:
Client relationships acquired	9.3	$133,927	$(76,918)	$57,009
Intellectual property acquired	11.6	1,000	(255)	745
Trademark acquired	5.2	900	(236)	664

Non-amortizing intangible assets:
Mutual fund management contracts acquired		6,708	-	6,708
Total		$142,535	$(77,409)	$65,126

October 31, 2013

(dollars in thousands)	Weighted- average remaining amortization period (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount

Amortizing intangible assets:
Client relationships acquired	9.8	$133,927	$(67,703)	$66,224
Intellectual property acquired	12.6	1,000	(191)	809
Trademark acquired	6.2	900	(107)	793

Non-amortizing intangible assets:
Mutual fund management contracts acquired		6,708	-	6,708
Total		$142,535	$(68,001)	$74,534

No impairment loss was recognized in the value of amortizing or non-amortizing intangible assets during the years ended October 31, 2014, 2013 or 2012.

Amortization expense was $9.4 million, $9.2 million and $8.0 million for the years ended October 31, 2014, 2013 and 2012, respectively. Estimated amortization expense for the next five years on a straight-line basis is as follows:

Year Ending October 31,	Estimated amortization
(in thousands)	expense
2015	$9,183
2016	8,741
2017	8,628
2018	8,599
2019	4,623

12.	Debt

Senior Notes due 2017

During 2007, the Company issued $500 million in aggregate principal of 6.5 percent unsecured senior notes due October 2, 2017. Interest is payable semi-annually in arrears on April 2 and October 2 of each year. There are no covenants associated with the 2017 Senior Notes.

On June 14, 2013, the Company announced a tender offer to purchase for cash up to $250 million in aggregate principal amount of its outstanding 2017 Senior Notes and ultimately accepted for purchase $250 million of the 2017 Senior Notes (“Tendered Notes”) on June 28, 2013. Pursuant to the terms of the Indenture that governs the 2017 Senior Notes, the consideration paid to the holders of the Tendered Notes, which totaled $301.5 million, was calculated as the sum of the present values of the remaining scheduled payments of principal and interest through October 2, 2017, discounted to June 28, 2013 using a reference

U.S. Treasury security rate (0.625 percent U.S. Treasury Notes due September 30, 2017) plus 30 basis points. The holders of the Tendered Notes were also paid $3.9 million in interest that accrued from April 2, 2013 (the last interest payment date) through June 28, 2013.

During fiscal 2013, the Company recognized a $53.0 million loss on extinguishment of debt, which includes the tender premium paid ($51.5 million excess of the Consideration Amount over the $250 million face amount of the 2017 Senior Notes tendered), acceleration of certain deferred financing costs and original issue discount associated with the Tendered Notes, and transaction costs associated with the tender offer.

The remaining $250 million in aggregate principal amount of the 2017 Senior Notes is due October 2, 2017.

Senior Notes due 2023

On June 25, 2013, the Company issued $325 million in aggregate principal amount of 3.625 percent ten-year senior notes due June 15, 2023, resulting in net proceeds of approximately $321.3 million after underwriting discounts and transaction fees. Interest is payable semi-annually in arrears on June 15th and December 15th of each year, commencing on December 15, 2013. At October 31, 2014 and 2013, the carrying value of the 2023 Senior Notes was $323.7 million and $323.5 million, respectively. The 2023 Senior Notes are unsecured and unsubordinated obligations of the Company. There are no covenants associated with the 2023 Senior Notes.

Corporate Credit Facility

The Company entered into a $300 million senior unsecured revolving credit facility on October 21, 2014, which replaced the Company’s previous senior unsecured revolving credit facility. The credit facility has a five-year term, expiring on October 21, 2019. Under the facility, the Company may borrow up to $300 million at LIBOR-based rates of interest that vary depending on the level of usage of the facility and credit ratings of the Company. The credit facility is unsecured, contains financial covenants with respect to leverage and interest coverage, and requires the Company to pay an annual commitment fee on any unused portion. As of October 31, 2014, the Company had no borrowings under its unsecured revolving credit facility.

13.	Stock-Based Compensation Plans

The Company’s stock-based compensation plans include the Omnibus Incentive Plans, defined as the 2013 Omnibus Incentive Plan (the “2013 Plan”) and the 2008 Omnibus Incentive Plan, as amended and restated (the “2008 Plan”); the Employee Stock Purchase Plans, defined as the 2013 Employee Stock Purchase Plan (the “Qualified ESPP”), the 2013 Nonqualified Employee Stock Purchase Plan (the “Nonqualified ESPP”) and the 1986 Employee Stock Purchase Plan; the Employee Stock Purchase Incentive Plans, defined as the 2013 Incentive Compensation Nonqualified Employee Stock Purchase Plan (the “Incentive ESPP”) and the 1992 Incentive Plan – Stock Alternative; the Atlanta Capital Management Company, LLC Long-term Equity Incentive Plan (the “Atlanta Capital Plan”); and the Parametric Portfolio Associates LLC, Long-term Equity Incentive Plan (the “Parametric Plan”). The Company recognized compensation cost related to its plans for the years ended October 31, 2014, 2013 and 2012 as follows:

(in thousands)	2014	2013	2012
Omnibus Incentive Plans:
Stock options	$16,291	$14,945	$27,959
Restricted shares	35,672	32,894	24,202
Phantom stock units	267	506	280
Employee Stock Purchase Plans	607	1,235	426
Employee Stock Purchase Incentive Plans	393	308	151
Atlanta Capital Plan	2,360	3,071	927
Parametric Plan	4,958	6,832	2,362
Total stock-based compensation expense	$60,548	$59,791	$56,307

The total income tax benefit recognized for stock-based compensation arrangements was $20.5 million, $19.3 million and $17.9 million for the years ended October 31, 2014, 2013 and 2012, respectively.

Omnibus Incentive Plans

The 2013 Plan, which is administered by the Compensation Committee of the Board and replaced the 2008 Plan, allows for awards of stock options, restricted shares and phantom stock units to eligible employees and non-employee Directors. Options to purchase Non-Voting Common Stock granted under the 2013 Plan expire ten years from the date of grant, vest over five years and may not be granted with an exercise price that is less than the fair market value of the stock as of the close of business on the date of grant. Restricted shares of Non-Voting Common Stock granted under the 2013 Plan vest over five years and may be subject to performance goals. These performance goals generally relate to the achievement of specified levels of adjusted operating income. Phantom stock units granted under the 2013 Plan vest over two years. The 2013 Plan contains change in control provisions that may accelerate the vesting of awards. A total of 12.5 million shares of Non-Voting Common Stock have been reserved for issuance under the 2013 Plan. Through October 31, 2014, 1.0 million restricted shares and options to purchase 1.8 million shares have been issued pursuant to the 2013 Plan.

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

The weighted-average fair values per share of stock options granted during the years ended October 31, 2014, 2013 and 2012 using the Black-Scholes option pricing model were as follows:

112

	2014	2013	2012
Weighted-average grant date fair value of options granted	$13.25	$7.69	$6.69

Assumptions:
Dividend yield	2.1% to 2.4%	2.8% to 5.5%	2.9% to 3.1%
Volatility	36% to 37%	36% to 37%	35% to 36%
Risk-free interest rate	2.1% to 2.4%	1.2% to 2.1%	1.0% to 1.6%
Expected life of options	6.9 years	7.1 years	7.2 years

Stock option transactions under the 2013 Plan and predecessor plans for the year ended October 31, 2014 are summarized as follows:

(share and intrinsic value figures in thousands)	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding, beginning of period	23,911	$28.43
Granted	1,810	41.62
Exercised	(3,732)	22.70
Forfeited/expired	(97)	29.98
Options outstanding, end of period	21,892	$30.49	4.7	$177,689
Options exercisable, end of period	13,942	$30.62	3.2	$116,910
Vested or expected to vest at October 31, 2014	21,868	$30.49	4.7	$177,591

The Company received $81.2 million, $113.6 million and $50.0 million related to the exercise of options for the years ended October 31, 2014, 2013 and 2012, respectively. Options exercised represent newly issued shares. The total intrinsic value of options exercised during the years ended October 31, 2014, 2013 and 2012 was $59.9 million, $86.3 million and $39.5 million, respectively. The total fair value of options that vested during the year ended October 31, 2014 was $19.5 million.

As of October 31, 2014, there was $33.9 million of compensation cost related to unvested stock options granted under the Omnibus Incentive Plans not yet recognized. That cost is expected to be recognized over a weighted-average period of 1.9 years.

In November 2014, the Company granted options for the purchase of 2.6 million shares of the Company’s Non-Voting Common Stock under the 2013 Plan at a price of $36.71 per share, the then current trading price of the underlying securities.

Restricted Shares

The Company’s restricted share awards are generally subject to graduated vesting schedules. Compensation expense is adjusted for estimated forfeitures and is recognized on a straight-line basis over the service periods underlying the awards. As of October 31, 2014, there was $78.7 million of compensation cost related to unvested awards granted under the Omnibus Incentive Plans not yet recognized. That cost is expected to be recognized over a weighted-average period of 2.7 years.

A summary of the Company’s restricted share activity for the year ended October 31, 2014 under the Omnibus Incentive Plans is presented below:

		Weighted-
		Average
		Grant Date
(share figures in thousands)	Shares	Fair Value
Unvested, beginning of period	3,911	$27.60
Granted	1,255	41.26
Vested	(1,303)	27.51
Forfeited	(79)	31.52
Unvested, end of period	3,784	$32.08

The total fair value of restricted stock vested for the years ended October 31, 2014, 2013 and 2012 was $35.9 million, $20.6 million and $12.7 million, respectively. In November 2014, the Company granted a total of 1.2 million shares of restricted shares under the 2013 Plan at a grant date fair value of $36.71 per share.

Phantom Stock Units

During fiscal 2014, 6,350 phantom stock units were issued to non-employee Directors pursuant to the 2013 Plan. Because these units are contingently forfeitable, compensation expense is recorded over the forfeiture period. The total liability paid out associated with phantom stock was $0.5 million during the year ended October 31, 2014 and $0.3 million during each of the fiscal years ended October 31, 2013 and 2012. As of October 31, 2014, there was $0.1 million of compensation cost related to unvested awards granted under the Omnibus Incentive Plans not yet recognized. That cost is expected to be recognized over a weighted-average period of one year.

Employee Stock Purchase Plans

On October 4, 2013, the Board approved the Qualified ESPP and the Nonqualified ESPP to replace the 1986 Employee Stock Purchase Plans. The Qualified ESPP and the Nonqualified ESPP, which are administered by the Compensation Committee of the Board, permit eligible employees to direct up to a maximum of $12,500 per six-month offering period toward the purchase of Non-Voting Common Stock at the lower of 90 percent of the market price of the Non-Voting Common Stock at the beginning or at the end of each offering period. The Qualified ESPP qualifies under Section 423 of the U.S. Internal Revenue Code of 1986, as amended (“Internal Revenue Code”). A total of 0.4 million and 65,000 shares of the Company’s Non-Voting Common Stock have been reserved for issuance under the Qualified ESPP and Nonqualified ESPP, respectively. Through October 31, 2014, 0.1 million shares have been issued pursuant to the Qualified ESPP and Nonqualified ESPP.

The Company received $3.7 million, $3.5 million and $3.7 million related to shares issued under the Employee Stock Purchase Plans for the years ended October 31, 2014, 2013 and 2012, respectively.

Employee Stock Purchase Incentive Plans

On October 4, 2013, the Board approved the Incentive ESPP to replace the 1992 Incentive Plan – Stock Alternative. The Incentive ESPP, which is administered by the Compensation Committee of the Board, permits employees to direct up to half of their incentive bonuses and commissions toward the purchase of the Company’s Non-Voting Common Stock at the lower of 90 percent of the market price of the Non-Voting Common Stock at the beginning or at the end of each quarterly offering period. A total of 0.3 million shares of the Company’s Non-Voting Common Stock have been reserved for issuance under the Incentive ESPP. Through October 31, 2014, 0.1 million shares have been issued pursuant to the plan.

The Company received $3.3 million, $2.1 million and $2.1 million related to shares issued under the Employee Stock Purchase Incentive Plans for the years ended October 31, 2014, 2013 and 2012, respectively.

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

In the year ended October 31, 2014, approximately 28,000 profit units of Atlanta Capital were issued to certain employees of that entity pursuant to the Atlanta Capital Plan at a weighted-average per unit price of $128.23. Because the units are contingently forfeitable, compensation expense is recorded on a straight-line basis over the forfeiture period of five years. As of October 31, 2014, there was $5.5 million of compensation cost related to unvested awards granted under the plan not yet recognized. That cost is expected to be recognized over a weighted-average period of 3.3 years. Through October 31, 2014, approximately 241,200 profit units have been issued pursuant to the Atlanta Capital Plan.

In November 2014, the Company granted a total of 25,246 profit units at a grant date fair value of $142.47 per unit.

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

In the year ended October 31, 2014, approximately 2,500 profit units of Parametric were issued to certain employees of that entity pursuant to the Parametric Plan at a weighted-average per unit price of $1,977.65. Because these units are contingently forfeitable, compensation expense is recorded on a straight-line basis over the forfeiture period of five years. As of October 31, 2014, there was $8.3 million of compensation cost related to unvested awards granted under the plan not yet recognized. That cost is expected to be recognized over a weighted-average period of 2.8 years. Through October 31, 2014, approximately 32,000 profit units have been issued pursuant to the Parametric Plan.

In November 2014, the Company granted a total of 3,445 profit units at a grant date fair value of $2,196.10 per unit.

Stock Option Income Deferral Plan

The Company has established an unfunded, non-qualified Stock Option Income Deferral Plan to permit key employees to defer recognition of income upon exercise of non-qualified stock options previously granted by the Company. As of October 31, 2014, options to purchase 0.2 million shares have been exercised and placed in trust with the Company.

14.	Employee Benefit Plans

Profit Sharing and Savings Plan

The Company has a Profit Sharing and Savings Plan for the benefit of substantially all employees. The Profit Sharing and Savings Plan is a defined contribution profit sharing plan with a 401(k) deferral component. All full-time employees who have met certain age and length of service requirements are eligible to participate in the plan. The plan allows participating employees to make elective deferrals of compensation up to the plan’s annual limits. The Company then matches each participant’s contribution on a dollar-for-dollar basis to a maximum of $1,040 per annum. In addition, the Company may, at its discretion, contribute up to 15 percent of eligible employee compensation to the plan, up to a maximum of $38,250, $37,500 and $36,750 per employee for the years ended October 31, 2014, 2013 and 2012, respectively. The Company’s expense under the plan was $21.8 million, $19.8 million and $17.5 million for the years ended October 31, 2014, 2013 and 2012, respectively.

Supplemental Profit Sharing Retirement Plan

The Company has an unfunded, non-qualified Supplemental Profit Sharing Retirement Plan whereby certain key employees of the Company may receive profit sharing contributions in excess of the amounts allowed under the Profit Sharing and Savings Plan. Participation in the Supplemental Profit Sharing Retirement Plan has been frozen and is restricted to employees who qualified as participants on November 1, 2002. The Company did not make any contributions to the plan in fiscal 2014. Participants in the Supplemental Profit Sharing Retirement Plan continue to earn investment returns on their balances commensurate with those earned in the employer-directed portion of the Profit Sharing and Savings Plan. The Company’s expense under the Supplemental Profit Sharing Retirement Plan for the years ended October 31, 2014, 2013 and 2012 was $21,576, $38,302 and $36,294, respectively.

15.	Common Stock

All outstanding shares of the Company’s Voting Common Stock are deposited in a voting trust, the trustees of which have unrestricted voting rights with respect to the Voting Common Stock. The trustees of the voting trust are all officers of the Company. Non-Voting Common shares do not have voting rights under any circumstances. In fiscal 2014, the Company issued 29,765 shares and repurchased 13,927 shares of its Voting Common Stock.

The Company’s current Non-Voting Common Stock share repurchase program was announced on July 9, 2014. The Board authorized management to repurchase and retire up to 8.0 million shares of its Non-Voting Common Stock on the open market and in private transactions in accordance with applicable securities laws. The timing and amount of share purchases are subject to management’s discretion. The Company’s share repurchase program is not subject to an expiration date.

In fiscal 2014, the Company purchased and retired approximately 3.3 million shares of its Non-Voting Common Stock under the current repurchase authorization and approximately 5.2 million shares under previous repurchase authorizations. Approximately 4.7 million additional shares may be repurchased under the current authorization as of October 31, 2014.

16.	Non-operating Income (Expense)

The components of non-operating income (expense) for the years ended October 31, 2014, 2013 and 2012 were as follows:

(in thousands)	2014	2013	2012
Non-operating income (expense):
Interest and other income	$8,182	$6,514	$7,922
Net gains (losses) on investments and derivatives	(6,946)	(8,154)	10,957
Net foreign currency gains (losses)	(97)	(873)	(462)
Gains (losses) and other investment income, net	1,139	(2,513)	18,417
Interest expense	(29,892)	(33,708)	(33,930)
Loss on extinguishment of debt	-	(52,996)	-

Other income (expense) of consolidated
CLO entities:
Interest income	16,174	21,966	22,058
Net gains (losses) on bank loans, other investments, note obligations and preferred shares	(1,282)	(7,151)	22,648
Gains and other investment income, net	14,892	14,815	44,706
Structuring and closing fees	(4,847)	-	-
Interest expense	(10,000)	(19,152)	(18,447)
Interest and other expense	(14,847)	(19,152)	(18,447)
Total non-operating income (expense)	$(28,708)	$(93,554)	$10,746

17.	Income Taxes

The provision for income taxes for the years ended October 31, 2014, 2013 and 2012 consists of the following:

(in thousands)	2014	2013	2012
Current:
Federal	$149,999	$121,373	$134,027
State	25,329	29,816	19,836
Deferred:
Federal	10,653	(6,347)	(9,861)
State	729	(946)	(1,617)
Total	$186,710	$143,896	$142,385

Deferred income taxes reflect the expected future tax consequences of temporary differences between the carrying amounts and tax bases of the Company’s assets and liabilities. The significant components of deferred income taxes are as follows:

(in thousands)	2014	2013

Deferred tax assets:
Stock-based compensation	$68,775	$70,189
Compensation and benefit expense	4,977	5,143
Deferred rent	4,349	4,615
Differences between book and tax bases of investments	1,130	5,945
Differences between book and tax bases of property	1,231	-
Federal benefit of unrecognized state tax benefits	827	352
Unrealized net holding losses on investments	-	502
Other	355	533
Total deferred tax asset	$81,644	$87,279

Deferred tax liabilities:
Deferred sales commissions	$(6,899)	$(6,832)
Compensation and benefit expense	-	(198)
Differences between book and tax bases of goodwill and intangibles	(25,008)	(17,692)
Unrealized net holding gains on investments	(3,212)	-
Unrealized gains on derivative instruments	(426)	(417)
Differences between book and tax bases of property	-	(1,001)
Total deferred tax liability	$(35,545)	$(26,140)
Net deferred tax asset	$46,099	$61,139

The Company records a valuation allowance when necessary to reduce deferred tax assets to an amount that is more likely than not to be realized. No valuation allowance has been recorded for deferred tax assets, reflecting management’s belief that all deferred tax assets will be utilized.

The following table reconciles the Company’s effective tax rate from the U.S. federal statutory tax rate to such amount for each of the years ended October 31, 2014, 2013 and 2012:

	2014	2013	2012

Federal statutory rate	35.0%	35.0%	35.0%
State and local income tax, net of federal income tax benefit	3.5	3.3	3.0
Non-controlling interest	(0.8)	(1.2)	(3.6)
Stock-based compensation	0.4	0.8	0.8
State audit settlement	-	1.9	-
Other	(0.1)	0.2	0.1
Effective income tax rate	38.0%	40.0%	35.3%

The exercise of non-qualified stock options resulted in a reduction of taxes payable of approximately $18.6 million, $20.6 million and $8.6 million for the years ended October 31, 2014, 2013 and 2012, respectively. Such benefit has been reflected as a component of shareholders’ equity.

The changes in gross unrecognized tax benefits, excluding interest and penalties, for the years ended October 31, 2014, 2013 and 2012 are as follows:

(in thousands)	2014	2013	2012
Beginning Balance	$857	$9,538	$9,474
Additions for tax provisions of prior years	1,117	324	31
Additions based on tax provisions related to current year	-	55	33
Reductions for tax provisions of prior years	(176)	-	-
Reductions for settlements with taxing authorities	-	(8,752)	-
Lapse of statute of limitations	-	(308)	-
Ending Balance	$1,798	$857	$9,538

The total amount of unrecognized tax benefits as of October 31, 2014, 2013 and 2012 that, if recognized, would impact the effective tax rate is $1.8 million, $0.9 million and $9.5 million, respectively.

In the years ended October 31, 2014, 2013 and 2012, the Company recognized $0.2 million, $0.2 million and $(0.1) million, respectively, in interest and penalties in its income tax provision. Accrued interest and penalties, which are included as a component of unrecognized tax benefits, totaled $0.7 million, $0.5 million and $0.9 million at October 31, 2014, 2013 and 2012, respectively.

The Company believes that it is reasonably possible that approximately $0.9 million of our currently remaining unrecognized tax benefits, each of which are individually insignificant, may be recognized within the next 12 months as a result of a lapse of the statute of limitations and settlements with state taxing authorities.

The Company considers the undistributed earnings of its Canadian and Australian subsidiaries as of October 31, 2014 to be indefinitely reinvested in foreign operations. Accordingly, no U.S. income taxes have been provided thereon. As of October 31, 2014, the Company had approximately $21.2 million of undistributed earnings in our Canadian and Australian subsidiaries that are not available to fund domestic operations or to distribute to shareholders unless repatriated. Repatriation would require the Company to accrue and pay U.S. corporate income taxes. The unrecognized deferred income tax liability on this temporary difference is estimated to be $2.5 million. The Company does not have a current plan to repatriate these funds.

During fiscal year 2013, a state tax authority and the Company agreed to settle all matters relating to the tax authority's audit of the fiscal years ended October 31, 2004 through October 31, 2009 in exchange for a lump sum payment of $19.6 million. The $19.6 million payment resulted in a net increase to income tax expense in fiscal 2013 of $6.7 million, equal to the amount of the payment less previously recorded reserves of $9.3 million and a federal tax benefit on the increased state tax of $3.6 million.

The Company is generally no longer subject to income tax examinations by U.S. federal, state, local or non-U.S. taxing authorities for fiscal years ending prior to October 31, 2010.

18.	Non-controlling and Other Beneficial Interests

Non-controlling and other beneficial interests are as follows:

Non-redeemable non-controlling interests

Non-redeemable non-controlling interests consist entirely of unvested interests granted to employees of the Company’s majority-owned subsidiaries under subsidiary-specific long-term equity plans. These grants become subject to put rights upon vesting and will be reclassified to temporary equity as vesting occurs.

Redeemable non-controlling interests at other than fair value

As of October 31, 2014, redeemable non-controlling interests at other than fair value consist of interests in Atlanta Capital retained by selling shareholders at the time of acquisition. The Company’s purchase of these remaining non-controlling interests, which are not subject to mandatory redemption, is predicated on the exercise of a series of puts held by non-controlling interest holders and calls held by the Company. These put and call rights are not legally detachable or separately exercisable and are deemed to be embedded in the related non-controlling interests. The puts provide non-controlling interest holders the right to require the Company to purchase these retained interests at specific intervals over time, while the calls provide the Company the right to require the non-controlling interest holders to sell their retained equity interests to the Company at specific intervals over time, as well as upon the occurrence of certain events such as death or permanent disability. As a result, there is significant uncertainty as to timing of any non-controlling interest purchase in the future. The value assigned to the purchase of a non-controlling interest is based, in each case, on a multiple of earnings before interest and taxes of Atlanta Capital at specified points in the future. As a result, these interests are considered redeemable at other than fair value and changes in the redemption value of these interests are recognized in net income attributable to non-controlling and other beneficial interests.

Net income attributable to non-controlling and other beneficial interests reflects an increase of $5.3 million in fiscal 2014 in the estimated redemption value of redeemable non-controlling interests in Atlanta Capital and Parametric Risk Advisors; net income attributable to non-controlling and other beneficial interests in fiscal 2013 and 2012 reflects an increase of $24.3 million and $19.9 million, respectively, in the estimated redemption value of redeemable non-controlling interests in Atlanta Capital, Parametric and Parametric Risk Advisors. Non-controlling interests in Parametric Risk Advisors redeemable at other than fair value were fully redeemed in fiscal 2014; non-controlling interests in Parametric redeemable at other than fair value were fully redeemed in fiscal 2013. Any future payments made to the non-controlling interest holders of Atlanta Capital upon execution of the puts and calls described above will reduce temporary equity.

Redeemable non-controlling interests at fair value

Interests in the Company’s consolidated funds and vested interests granted to employees of the Company’s majority-owned subsidiaries under subsidiary-specific long-term equity plans are considered redeemable at fair value. Future changes in the redemption value of these interests will be recognized as increases or decreases to additional paid-in capital. Any future payments made to these non-controlling interest holders will reduce temporary equity.

The components of net income attributable to non-controlling and other beneficial interests for the years ended October 31, 2014, 2013 and 2012 were as follows:

(in thousands)	2014	2013	2012
Consolidated funds	$318	$(4,095)	$(4,353)
Majority-owned subsidiaries	(15,950)	(16,620)	(14,518)
Non-controlling interest value adjustments(1)	(5,311)	(24,320)	(19,866)
Consolidated CLO entities	4,095	8,450	(22,566)
Net income attributable to non-controlling and other beneficial interests	$(16,848)	$(36,585)	$(61,303)

(1)	Relates to non-controlling interests redeemable at other than fair value.

19.	Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), net of tax, are as follows:

(in thousands)	Unamortized net gains (losses) on derivatives (1)	Net unrealized holding gains (losses) on available-for- sale investments (2)	Foreign currency translation adjustments	Total
Balance at October 31, 2011	$(1,714)	$3,386	$(332)	$1,340
Other comprehensive income (loss) before reclassifications and tax	-	3,376	379	3,755
Tax impact	-	(1,281)	(161)	(1,442)
Reclassification adjustments, before tax	447	(32)	-	415
Tax impact	(157)	12	-	(145)
Net current period other comprehensive income (loss)	290	2,075	218	2,583
Balance at October 31, 2012	$(1,424)	$5,461	$(114)	$3,923
Other comprehensive income (loss) before reclassifications and tax	2,015	3,455	(8,428)	(2,958)
Tax impact	(788)	(1,321)	3,213	1,104
Reclassification adjustments, before tax	1,246	(5,004)	-	(3,758)
Tax impact	(401)	1,913	-	1,512
Net current period other comprehensive income (loss)	2,072	(957)	(5,215)	(4,100)
Balance at October 31, 2013	$648	$4,504	$(5,329)	$(177)
Other comprehensive income (loss) before reclassifications and tax	-	1,735	(15,984)	(14,249)
Tax impact	-	(690)	(2,972)	(3,662)
Reclassification adjustments, before tax	22	131	-	153
Tax impact	(9)	(52)	-	(61)
Net current period other comprehensive income (loss)	13	1,124	(18,956)	(17,819)
Balance at October 31, 2014	$661	$5,628	$(24,285)	$(17,996)

(1)	Amounts reclassified from accumulated other comprehensive income (loss), net of tax, represent the amortization of net gains (losses) on interest rate swaps over the life of the Company's Senior Notes into interest expense on the Consolidated Statements of Income.
(2)	Amounts reclassified from accumulated other comprehensive income (loss), net of tax, represent gains (losses) on disposal of available-for-sale securities and were recorded in gains (losses) and other investment income, net, on the Consolidated Statements of Income.

20.	Earnings per Share

The following table sets forth the calculation of earnings per basic and diluted share for the years ended October 31, 2014, 2013 and 2012 using the two-class method:

(in thousands, except per share data)	2014	2013	2012
Net income attributable to Eaton Vance Corp. shareholders	$304,316	$193,841	$203,465
Less: Allocation of earnings to participating restricted shares	7,611	7,124	5,676
Net income available to common shareholders	$296,705	$186,717	$197,789
Weighted-average shares outstanding – basic	116,440	116,597	112,359
Incremental common shares	5,155	5,847	2,767
Weighted-average shares outstanding – diluted	121,595	122,444	115,126
Earnings per share:
Basic	$2.55	$1.60	$1.76
Diluted	$2.44	$1.53	$1.72

Antidilutive common shares related to stock options and unvested restricted stock excluded from the computation of earnings per diluted share were approximately 5.1 million, 3.0 million, and 14.9 million for the years ended October 31, 2014, 2013 and 2012, respectively.

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

In November 2010, the Company acquired intellectual property and patents that form the foundation of the Company’s NextShares™ exchange-traded managed funds initiative from Managed ETFs LLC, a developer of intellectual property in the field of exchange-traded funds. The success of the NextShares™ initiative became reasonably possible when, on December 2, 2014, the SEC issued the Company an exemption from certain provisions of the Investment Company Act of 1940 to permit the offering of exchange-traded managed funds.

The terms of the acquisition include approximately $9 million in aggregate contingent milestone payments that are based on specific events representing key developments in the advancements of exchange-traded managed funds for commercial purposes. There is no defined timing on these payments, resulting in significant uncertainty as to when the amount of any payment is due in the future. If and when the milestones have been accomplished, Managed ETFs LLC is also entitled to revenue sharing payments that are calculated based on a percentage of licensing revenue that Eaton Vance receives for use of the acquired intellectual property.

In July 2006, the Company committed to invest $15.0 million in a private equity partnership that invests in companies in the financial services industry. The Company has invested $14.5 million of the total $15.0 million of committed capital at October 31, 2014. The Company anticipates the remaining $0.5 million will likely be invested by March 2015.

The Company has entered into transactions in financial instruments in which it has sold securities, not yet purchased, as part of its corporate hedging program. As of October 31, 2014 the Company has $1.0 million included within other liabilities on its Consolidated Balance Sheet related to securities sold, not yet purchased.

The Company leases certain office space and equipment under non-cancelable operating leases. The office space leases expire over various terms that extend through 2034. Certain of the leases contain renewal options. The lease payments are recognized on a straight-line basis over the non-cancelable term of each lease plus any anticipated extensions. Rent expense under these leases in fiscal 2014, 2013 and 2012 amounted to $20.7 million, $20.0 million and $20.5 million, respectively. Future minimum lease commitments are as follows:

Year Ending October 31,
(in thousands)	Amount(1)
2015	$22,410
2016	20,543
2017	20,200
2018	19,986
2019	20,223
2020 – thereafter	258,800
Total	$362,162

(1)	Future minimum lease payments have not been reduced by minimum sublease rentals of $1.7 million due in the future.

The Company subleases certain office space under operating leases that expire over various terms. The sublease payments are recognized on a straight-line basis over the non-cancelable term of the sublease. Rental income under these subleases amounted to $1.2 million, $1.0 million and $1.3 million for fiscal years ended October 31, 2014, 2013 and 2012, respectively. Future minimum rental payments to be received under the subleases are as follows:

Year Ending October 31,
(in thousands)	Amount
2015	$1,301
2016(1)	427
Total	$1,728

(1)	There are no future minimum lease payments due to the Company in future periods after fiscal 2016.

Other commitments and contingencies include future payments to be made upon the exercise of puts and calls of non-controlling interests in Atlanta Capital, as well as the contingent payments to be made to the selling shareholders of TABS as more fully described in Note 11.

22.	Related Party Transactions

Sponsored Funds

The Company is an investment adviser to, and has administrative agreements with, certain sponsored funds, privately offered equity funds and closed-end funds for which certain employees are officers and/or directors. Substantially all of the services to these entities for which the Company earns a fee, including investment advisory, distribution, shareholder and administrative services, are provided under contracts that set forth the services to be provided and the fees to be charged. Certain of these contracts are subject to annual review and approval by the funds’ boards of directors or trustees. Revenues for services provided or related to these funds for the years ended October 31, 2014, 2013 and 2012 are as follows:

(in thousands)	2014	2013	2012
Investment advisory and administrative fees	$900,478	$828,441	$744,351
Distribution fees	77,697	80,073	80,920
Service fees	125,713	126,560	126,345
Shareholder service fees	2,315	2,522	2,411
Other revenue	2,093	1,211	-
Total	$1,108,296	$1,038,807	$954,027

For the years ended October 31, 2014, 2013 and 2012, the Company had investment advisory agreements with certain sponsored funds pursuant to which the Company contractually waived $12.3 million, $9.6 million and $8.8 million, respectively, of investment advisory fees it was otherwise entitled to receive.

Sales proceeds and net realized gains (losses) for the years ended October 31, 2014, 2013 and 2012 from investments in sponsored funds classified as available-for-sale, including sponsored funds accounted for under the equity method, are as follows:

(in thousands)	2014	2013	2012
Proceeds from sales	$79,829	$62,263	$60,726
Net realized gains (losses)	(81)	5,742	(92)

The Company bears the non-advisory expenses of certain sponsored funds for which it earns an all-in management fee and provides subsidies to startup and other smaller sponsored funds to enhance their competitiveness. For the years ended October 31, 2014, 2013 and 2012, expenses of $21.7 million, $23.9 million and $18.9 million, respectively, were incurred by the Company pursuant to these arrangements.

Included in investment advisory and other receivables at October 31, 2014 and 2013 are receivables due from sponsored funds of $94.5 million and $94.0 million, respectively.

Employee Loan Program

The Company has established an Employee Loan Program under which a program maximum of $20.0 million is available for loans to officers (other than executive officers) and other key employees of the

Company for purposes of financing the exercise of employee stock options. Loans are written for a seven-year period, at varying fixed interest rates (currently ranging from 0.9 percent to 3.4 percent), are payable in annual installments commencing with the third year in which the loan is outstanding, and are collateralized by the stock issued upon exercise of the option. All loans under the program must be made on or before October 31, 2018. Loans outstanding under this program, which are full recourse in nature, are reflected as notes receivable from stock option exercises in shareholders’ equity, and amounted to $8.8 million and $7.1 million at October 31, 2014 and 2013, respectively.

23.	Regulatory Requirements

The Company is required to maintain net capital in certain regulated subsidiaries within a number of jurisdictions. Such requirements may limit the Company’s ability to make withdrawals of capital from these subsidiaries.

EVD, a wholly owned subsidiary of the Company and principal underwriter of the Eaton Vance Funds, is subject to the SEC uniform net capital rule, which requires the maintenance of minimum net capital. For purposes of this rule, EVD had net capital of $41.0 million, which exceeds its minimum net capital requirement of $3.7 million at October 31, 2014. The ratio of aggregate indebtedness to net capital at October 31, 2014 was 1.37-to-1.

At October 31, 2014, the Company was required to maintain net capital in certain other regulated subsidiaries. The Company was in compliance with all applicable regulatory minimum net capital requirements.

24.	Concentrations of Credit Risk and Significant Relationships

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents held. The Company maintains cash and cash equivalents with various financial institutions. Cash deposits maintained at a financial institution may exceed the federally insured limit.

During the fiscal years ended October 31, 2014, 2013 and 2012, there were no managed portfolios or related funds that provided over 10 percent of the total revenue for the Company.

25.	Comparative Quarterly Financial Information (Unaudited)

	2014
(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year

Total revenue	$360,261	$354,061	$367,590	$368,382	$1,450,294
Operating income	$124,200	$125,303	$131,178	$139,176	$519,857
Net income	$76,730	$78,047	$81,269	$85,118	$321,164
Net income attributable to Eaton Vance Corp. shareholders	$71,358	$74,901	$77,935	$80,122	$304,316
Earnings per Share:
Basic	$0.59	$0.62	$0.66	$0.68	$2.55
Diluted	$0.56	$0.59	$0.63	$0.66	$2.44

	2013
(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year

Total revenue	$318,517	$331,692	$350,361	$356,933	$1,357,503
Operating income	$100,680	$108,070	$118,850	$125,407	$453,007
Net income	$62,127	$71,120	$25,050	$72,129	$230,426
Net income attributable to Eaton Vance Corp. shareholders	$49,805	$63,681	$23,203	$57,152	$193,841
Earnings per Share:
Basic	$0.39	$0.53	$0.19	$0.47	$1.60
Diluted	$0.38	$0.50	$0.18	$0.45	$1.53

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Eaton Vance Corp.:

We have audited the accompanying consolidated balance sheets of Eaton Vance Corp. and subsidiaries (the “Company”) as of October 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended October 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Eaton Vance Corp. and subsidiaries as of October 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of October 31, 2014, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 19, 2014 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts

December 19, 2014

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2014. Disclosure controls and procedures are designed to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rule and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to allow timely decisions regarding required disclosure. Our CEO and CFO participated in this evaluation and concluded that, as of October 31, 2014, our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Management on Internal Control over Financial Reporting

The management of Eaton Vance Corp. and its subsidiaries is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting.

Management has evaluated the effectiveness of internal control over financial reporting as of October 31, 2014 in relation to criteria described in the Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on management’s assessment, management concluded that the Company’s internal control over financial reporting was effective as of October 31, 2014.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited the financial statements that are included in this annual report and expressed an opinion thereon. Deloitte & Touche LLP has also expressed an opinion on the effectiveness of internal control over financial reporting as of October 31, 2014. This Report appears on page 130.

Item 9B. Other Information

None.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Eaton Vance Corp.:

We have audited the internal control over financial reporting of Eaton Vance Corp. and subsidiaries (the “Company”) as of October 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2014, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended October 31, 2014 of the Company and our report dated December 19, 2014 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts

December 19, 2014

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the name, age and positions of each of our directors, executive officers and certain other significant employees at October 31, 2014:

Name	Age	Position

Thomas E. Faust Jr.	56	Chairman of the Board, Chief Executive Officer and President
Ann E. Berman	62	Director
Leo I. Higdon, Jr.	68	Director
Brian D. Langstraat	46	Director, Chief Executive Officer of Parametric Portfolio Associates LLC
Dorothy E. Puhy	63	Director
Winthrop H. Smith, Jr.	65	Director
Richard A. Spillane, Jr.	63	Director
Jeffrey P. Beale	58	Vice President and Chief Administrative Officer
Laurie G. Hylton	48	Vice President, Chief Financial Officer and Chief Accounting Officer
Frederick S. Marius	51	Vice President, Secretary and Chief Legal Officer
Edward J. Perkin	42	Vice President and Chief Equity Investment Officer
Payson F. Swaffield	58	Vice President and Chief Income Investment Officer
Matthew J. Witkos	48	President of Eaton Vance Distributors, Inc.

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

Mr. Higdon has served as a Director of the Company since January 2000. He is lead independent Director and serves as a member of the Compensation and Executive Committees established by the Company’s Board of

Directors. Mr. Higdon served as the President of Connecticut College from June 2006 to December 2013. Mr. Higdon served as the President of the College of Charleston from September 2001 to June 2006. Mr. Higdon has also been a Director of HealthSouth Corporation since 2004 and a Director of Citizens Financial Group, Inc. since September 2014.

Mr. Higdon’s extensive leadership experience at Connecticut College and the College of Charleston provides him with valuable insight on running large organizations. This experience led the Company’s Board of Directors to conclude he should serve as a Director of Eaton Vance Corp.

Mr. Langstraat has served as Chief Executive Officer of Parametric Portfolio Associates LLC (“Parametric”), a majority owned subsidiary of the Company, since June 2001. He was Managing Director and Chief Operating Officer of Parametric from 1997 to May 2001. He has served as a Director of the Company since July 2014.

Based on Mr. Langstraat’s extensive business experience and position as Chief Executive Officer of Parametric, the Company’s Board of Directors concluded that Mr. Langstraat should serve as a Director of Eaton Vance Corp.

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

Mr. Smith’s financial and leadership experience at Merrill Lynch & Co. provides him with valuable insights on running a large, complex financial services company with diverse worldwide operations. The Board concluded that Mr. Smith should serve as a Director of Eaton Vance Corp. for those reasons.

Mr. Spillane has served as a Director of the Company since April 2009. He serves as a member of the Executive, Nominating and Governance, and Compensation Committees established by the Company’s Board of Directors. Mr. Spillane has been an Adjunct Professor at Babson College since 2008. Mr. Spillane served as President of Strategic Advisors Inc., a Registered Investment Advisor subsidiary of Fidelity Investments, from 2005 to 2007.

Mr. Spillane’s experience at Fidelity Investments provides him with valuable insights into the financial services industry. The Board concluded that Mr. Spillane should serve as a Director of Eaton Vance Corp. based upon that experience.

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

Mr. Perkin has served as Chief Equity Investment Officer and has been a Vice President of the Company since April 2014. Mr. Perkin joined Eaton Vance from Goldman Sachs Asset Management, where he had been Chief Investment Officer of International and Emerging Markets Equity since August 2012. He was the Chief Investment Officer of European Equity and lead portfolio manager for European Equity from April 2008 through August 2012.

Mr. Swaffield has been a Vice President of the Company since August 1990 and the Chief Income Investment Officer of the Company since November 2007. Mr. Swaffield is a member of the Company’s Management Committee.

Mr. Witkos has served as President of Eaton Vance Distributors, Inc. (“EVD”), a wholly owned subsidiary of the Company, since May 2007. Mr. Witkos is a member of the Company’s Management Committee.

There are no family relationships among any of our directors or executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and Directors and persons who own more than ten percent of a registered class of the Company’s equity securities to file forms reporting their affiliation with the Company and reports of ownership and changes in ownership of the Company’s equity securities with the Securities and Exchange Commission (“SEC”) and the New York Stock Exchange (“NYSE”). These persons and entities are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge, based on a review of the copies of such reports furnished to us and representations from certain reporting persons that no reports were required, except as noted below, all Section 16(a) filing requirements applicable to such individuals were complied with for fiscal 2014. Laurie G. Hylton filed one late Form 5 on December 15, 2014 to correct an inadvertent omission of the transfer of 1,600 shares by her to a custodian account for her children on December 31, 2009.

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

CORPORATE GOVERNANCE AND INFORMATION ABOUT OUR BOARD AND ITS COMMITTEES

We have memorialized our governance practices in our corporate governance guidelines and the charters of the three functional committees of our Board of Directors. The governance guidelines and charters are intended to ensure that our Board will have the necessary authority and practices in place to review and evaluate our business operations and to make decisions independent of the Company’s management. Our governance guidelines also are intended to align the interests of our Directors and management with those of the Company’s shareholders. Our governance guidelines establish the practices our Board follows with respect to Board composition and selection, Board meetings and the involvement of senior management, Chief Executive Officer performance evaluation, succession planning, Board committees and independent Director compensation. Our Board annually conducts a self-evaluation to assess compliance with our governance guidelines and to identify opportunities to improve Board performance.

Our governance guidelines and committee charters are reviewed periodically and updated as necessary to reflect changes in regulatory requirements and evolving oversight practices. Our governance guidelines were adopted by our Board to, among other things, comply with corporate governance requirements contained in the NYSE listing standards and make other enhancements to our Company’s corporate governance policies, including creating the role of lead independent Director. Leo I. Higdon, Jr. serves as the lead independent Director. The lead independent Director is responsible for coordinating the activities of our non-management Directors, coordinating with our Chairman to set the agenda for Board meetings, chairing meetings of our non-management Directors, and leading our Board’s performance evaluation of our Chief Executive Officer. Our Board has three functional committees: an Audit Committee, a Compensation Committee and a Nominating and Governance Committee. The Board of Directors also maintains an Executive Committee consisting, as of October 31, 2014, of Mr. Faust as Chairman, Chief Executive Officer and President, Mr. Higdon as lead independent Director, and Richard A. Spillane, Jr. The Executive Committee may act on behalf of the Board of Directors during circumstances that prevent the full Board from meeting, but is otherwise inactive. Our governance guidelines, as well as the charter for each functional committee of our Board, are available on our website at www.eatonvance.com or by calling Investor Relations at 617-482-8260. In accordance with NYSE rules, we may also make disclosure of the following on our website:

•	The identity of the presiding Director at meetings of independent Directors;
•	The method for interested parties to communicate directly with the lead independent Director or independent Directors as a group;
•	The identity of any member of our Audit Committee who also serves on the audit committees of more than three public companies and a determination by our Board that such simultaneous service will not impair the ability of such member to effectively serve on our Audit Committee; and
•	Contributions by us to any tax-exempt organization in which an independent Director serves as an executive officer if, within the preceding three years, contributions in any single fiscal year exceeded the greater of $1 million or 2 percent of such tax-exempt organization’s consolidated gross revenues.

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

Audit Committee

Our Audit Committee assists the Board of Directors in its oversight of the quality and integrity of our accounting, audit and reporting practices. Our Audit Committee’s role includes assisting our Board of Directors in its oversight and evaluation of (1) the integrity of our financial reporting processes and resultant financial statements and the effectiveness of our independent audit thereof; (2) our compliance with legal and regulatory requirements; (3) the qualifications, independence and performance of our independent registered public accounting firm; and (4) the performance of our internal audit function. Our Audit Committee relies on the expertise and knowledge of management, our internal auditors and our independent registered public accounting firm in carrying out its oversight responsibilities. The specific responsibilities of our Audit Committee are described in our Audit Committee Charter. The charter is available on our website at www.eatonvance.com or by calling Investor Relations at 617-482-8260.

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

The Compensation Committee consists of Winthrop H. Smith, Jr., Ann E. Berman, Leo I. Higdon, Jr. and Richard A. Spillane, Jr. Mr. Smith serves as Chairman. Each member of the Committee is an independent director as defined under the rules of the NYSE and the SEC, an “outside director” for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended (“Internal Revenue Code”), and a “non-employee director” for purposes of Section 16b-3 of the Securities Exchange Act of 1934.

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

The Nominating and Governance Committee of our Board of Directors consists of Dorothy E. Puhy, Ann E. Berman, Winthrop H. Smith, Jr. and Richard A. Spillane, Jr. Ms. Puhy serves as Chairwoman. Each member of our Nominating and Governance Committee is independent as defined under the rules of the NYSE.

Risk Management

Our Board of Directors has principal responsibility for oversight of the Company’s risk management processes. At each Board meeting, the Board reviews and discusses with senior management the most significant risks facing the Company and receives updates from standing Board committees related to specific risks and risk processes within their purview, as further described below. Regular operational, financial and legal updates provided by the Company’s Chief Executive Officer, Chief Financial Officer and Chief Legal Officer, respectively, facilitate coordination of the Board’s risk oversight function.

Our Audit Committee has primary responsibility for the oversight and evaluation of the integrity of the Company’s financial reporting processes, the Company’s compliance with legal and regulatory requirements, the qualifications, independence and performance of the Company’s independent registered public accounting firm and the performance of the Company’s Internal Audit Department. The Audit Committee accomplishes these tasks by receiving regular reports from our Chief Financial Officer, Chief Legal Officer and the Director of Internal Audit, as well as updates from our Company’s independent registered public accounting firm. Throughout the year, our Audit Committee also meets in executive session with our Company’s independent registered public accounting firm.

Understanding that it is management’s responsibility to manage risk and bring to the Board’s attention material risks to the Company, management has developed a matrix risk management framework overseen by a cross-functional Enterprise Risk Management Committee and, ultimately, our senior management. Primary responsibilities of the Enterprise Risk Management Committee include top-down risk assessment and mitigation and review of risks related to specific events and circumstances. On a regular basis, representatives of a network of operational and functional committees report to the Enterprise Risk Management Committee, providing a bottom-up perspective on risk and day-to-day risk management. The Enterprise Risk Management Committee reports to the Board through updates provided by senior management addressing discrete events, identified risk management themes and any specific Board requests regarding risk management activities. Given the matrix nature of our risk management framework and the diversity of potential risks, the Company does not have a standalone Chief Risk Officer.

Additional risk oversight is provided by our Compliance and Internal Audit Departments. The primary responsibility of the Compliance Department is to ensure that the Company’s compliance and ethical standards are maintained by establishing and enforcing policies and procedures reasonably designed to prevent violation of federal securities laws and regulations. Members of the Compliance Department provide periodic reports to the Audit Committee and regularly attend meetings of the Enterprise Risk Management Committee.

The primary responsibility of the Company’s Internal Audit Department is to provide an internal assessment of business processes through the development and execution of an annual internal audit plan. Our Internal Audit Department also works with the Company’s business units to assist in the assessment and monitoring of risk relating to specific business processes. The annual internal audit plan is approved by the Audit Committee, and the Director of Internal Audit regularly reports on the progress and results of audits identified in the plan. The Director of Internal Audit reports directly to the Audit Committee and regularly attends meetings of the Enterprise Risk Management Committee.

On an annual basis, the Director of Internal Audit leads an enterprise risk assessment process using an established risk management framework to identify and characterize various risks based on the significance of their potential impact to the Company. Such risks include investment management, market, operational, technological, legal (including regulatory and compliance), financial and strategic risks. This process culminates in the preparation of an Enterprise Risk Assessment presented and reviewed with the Enterprise Risk Committee and, ultimately, the Audit Committee on an annual basis. The Audit Committee, in turn, reports on this assessment to the Board.

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

Mail to:	Board of Directors
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

Our overriding compensation philosophy is that executive compensation should consist primarily of annual performance-based cash awards and long-term equity awards, with base salary representing a lesser component of total compensation. Long-term equity awards generally take the form of stock options, restricted stock, performance-based restricted stock awards and, in circumstances where an executive officer is employed by one of our majority-owned subsidiaries, indirect profit interests in such subsidiary granted under subsidiary-specific long-term equity plans. We believe the appropriate combination of performance-based annual incentives and long-term equity compensation encourages our management to focus on both financial performance and long-term stock price performance, thereby aligning the interests of management with those of our shareholders. Employees at higher total compensation levels generally receive a greater percentage of their total compensation payable in equity incentives and a lesser percentage in cash compared to employees who are paid less. We believe that the proportion of compensation that is “at risk” (performance-based awards and long-term equity awards) should rise as an employee’s level of responsibility rises. In general, executive officers with the highest levels of responsibility have the lowest percentage of their compensation fixed in the form of base salary and the highest percentage of their compensation at risk.

Compensation opportunities in excess of base salary for our Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and the three other most highly compensated officers in any given year (collectively, the “named executive officers”) are based on measurable goals for the Company. Targeted total compensation is designed to be competitive and is benchmarked against our peer group. Our emphasis is on total compensation and pay for performance. As a result, determination of total compensation attempts to take into consideration the overall performance of the Company as well as the individual performance of the named executive officer. While the Company does not establish explicit targeted total compensation levels relative to our peer group, the Company does benchmark compensation for named executive officers against executive officers of peer group companies. Base compensation of our named executive officers is typically benchmarked against median peer group base compensation, while total cash compensation is typically benchmarked against the 75th percentile of peer group total compensation. All of our named executive officers are employed at will, without employment, severance or change in control agreements.

In the first quarter of each fiscal year, our CEO presents a set of corporate goals and objectives for the upcoming year to our Board of Directors (the “Board”). Some of the goals and objectives are consistent from year-to-year while others may vary, reflecting known initiatives to be undertaken in the current year. In fiscal 2014, the Compensation Committee of our Board (the “Committee”) considered the Company’s success in light of the following goals and objectives:

•	Renew equity investment performance;
•	Achieve Parametric growth plan;
•	Achieve high-single-digit internal growth;
•	Maintain stable financial condition and fiscal discipline;

•	Advance commercialization of exchange-traded managed funds; and
•	Continue to build the record and reputation of Eaton Vance as an industry leader.

Individual performance is evaluated based on the executive’s role in achieving these goals and objectives and adherence to our core values. Our core values consist of the following:

•	Integrity
•	Professionalism
•	Teamwork
•	Client focus
•	Creativity/adaptability
•	Excellence

In considering the performance of the Company and its named executive officers in fiscal 2014, the Committee noted the following:

•	We appointed a new Chief Equity Investment Officer of the Company, positioning Eaton Vance Management’s equity franchise for improved investment business contribution in fiscal 2015.
•	We achieved strong investment performance across a broad cross-section of leading equity, income and alternative investment strategies.
•	We achieved positive net flows for the fiscal year, driven primarily by growth in Parametric’s customized exposure management franchise.
•	We introduced five new funds and continued to build on the momentum achieved in the development of four significant emerging growth franchises.
•	We achieved new record highs in consolidated assets under management, revenue and adjusted earnings per diluted share.
•	We filed three amendments to our application with the SEC seeking exemptive relief to offer exchange-traded managed funds. The SEC’s exemptive order was ultimately granted on December 2, 2014.
•	We filed an exemptive application with the SEC to offer unit investment trusts which was granted on November 4, 2014.
•	We had our largest private equity fund closing in seven years.

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

Use of Compensation Consultants in Determining Executive Compensation

The Committee’s Charter provides the Committee the authority to retain an independent outside executive compensation consulting firm to assist in evaluating our policies and practices regarding executive compensation and provide objective advice regarding the competitive landscape. In fiscal 2014, the Committee relied on third-party executive pay analyses obtained as described below and did not hire an external consultant to assist them in their evaluation of pay practices for our named executive officers.

Each year our Human Resources department obtains and summarizes an asset management industry executive pay analysis prepared by McLagan Partners, a compensation specialist focusing on the asset management industry. The companies in the McLagan Partners’ analysis include U.S. publicly traded asset managers and asset management subsidiaries of larger financial services firms with which we compete. For one named executive officer, who is an employee of a majority-owned subsidiary, the peer group utilized consisted of asset managers of a size similar to that of the subsidiary. The peer group for the remainder of the named executive officers, as determined by our Board of Directors, consisted of:

Affiliated Managers Group	Legg Mason
AllianceBernstein L.P.	MFS Investment Management
Artisan Partners	Nuveen Investments
Franklin Templeton Investments	Putnam Investments
INVESCO Ltd.	T. Rowe Price Associates, Inc.
Janus Capital Group, Inc.	Waddell & Reed

We believe the general business profile of these entities (public companies, or subsidiaries of public companies, with similar lines of business in the asset management industry) make benchmarking comparisons appropriate. In selecting our peer group, we chose companies that have one or more attributes significantly similar to ours, taking into consideration size (as defined by revenue, assets under management and market capitalization), product offerings and distribution channels. Prior to this fiscal year, we included BlackRock Financial Management, Inc. and Federated Investors, Inc. in our peer group but excluded Affiliated Managers Group, Artisan Partners and Waddell & Reed. Our peer group was revised in fiscal 2014 to include companies with market capitalizations, operational and geographic scope, and complexity more in line with that of the Company.

As part of our annual executive compensation review process in October 2014, our CEO, Chief Administrative Officer, CFO, Chief Equity Investment Officer, Chief Income Investment Officer, the CEO of Parametric Portfolio Associates LLC (“Parametric”) and the Director of Human Resources reviewed the results of this analysis with the Committee, highlighting market trends identified regarding the types of compensation offered to executive officers, the mix of compensation components and the relationship between company performance and executive pay. In executive session, the Committee reviewed our CEO’s pay in relation to total compensation and the Company’s net income and revenue.

Elements of Executive Compensation

Total compensation for our named executive officers is comprised of the following elements:

•	Base salary
•	Annual performance-based cash incentive awards
•	Long-term equity incentive awards
•	Retirement plan benefits
•	Non-qualified compensation plan benefits
•	Other benefits and perquisites

Base Salary

Base salaries for our named executive officers are intended to provide a fixed level of cash compensation that is appropriate given the executive’s role in the organization. Generally, base salaries are determined by 1) scope of responsibility and complexity of position, 2) performance history, 3) tenure of service, 4) internal equity within the Company’s salary structure, and 5) relative salaries of persons holding similar positions at companies within our designated peer group. In addition to other considerations, base salaries are designed to reward industry knowledge and experience. Base salaries are also reviewed at the time of promotion or significant change in job scope and responsibilities. In October 2013, the Committee made the determination to increase the base salaries of named executive officers Thomas E. Faust Jr. and Laurie G. Hylton for fiscal 2014 by 1 percent and 9 percent, respectively, based upon an analysis of their performance, a review of internal equity and relative salaries of peer group managers with similar responsibilities and experience. In October 2013, the Committee made the determination not to increase the base salaries of named executive officers Brian D. Langstraat, Payson F. Swaffield and Matthew J. Witkos for fiscal 2014. Effective July 9, 2014, Brian D. Langstraat, Chief Executive Officer of Parametric, a majority-owned subsidiary of the Company, was elected to our Board of Directors and designated as an executive officer.

Consistent with our desire to have the majority of total compensation paid to named executive officers at risk in the form of incentive compensation, 5 percent of our total current named executive officers’ compensation in fiscal 2014 (as defined in the Summary Compensation Table) was paid in the form of base salaries.

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

We maintain performance-based incentive pools for all eligible officers of the Company and its majority-owned subsidiaries, other than those officers who are compensated under sales-based incentive plans. The performance-based incentive pools covering the named executive officers under the Executive Performance-Based Compensation Plan and all bonus-eligible employees are calculated each year as a substantially fixed percentage of adjusted operating income, an internally derived non-GAAP performance measure, defined as operating income adjusted to exclude closed-end fund structuring fees and one-time payments, stock-based compensation, operating results of consolidated funds, any write-off of intangible assets or goodwill associated with our acquisitions and income attributable to non-controlling and other beneficial interests of majority-owned operating subsidiaries, and adjusted to include the Company’s equity in net income of Hexavest (“adjusted operating income”). We believe that adjusted operating income is a key indicator of our ongoing profitability and therefore use this measure as the basis for calculating performance-based cash incentives for eligible officers. The performance-based incentive pools represent the pools of funds out of which the executive officers, along with all other officers of the Company and its majority-owned subsidiaries, are paid, but do not themselves factor into the calculation of annual performance-based cash incentive awards for named executive officers as calculated under the Executive Performance-Based Compensation Plan as more fully described below. The Committee reviews analyses prepared by management annually as to the calculation of the performance-based incentive pools, historical trends, and the allocation of each pool among executive and non-executive officers.

Annual performance-based incentive awards paid under the Executive Performance-Based Compensation Plan to executive officers of Eaton Vance Corp. (“EVC”), Eaton Vance Management (“EVM”) and EVD are based upon the achievement of a specific performance target for the Company. The performance target is determined at the beginning of each performance period, taking into consideration the performance target of the prior year, forecasted future earnings and the requirements of Section 162(m) of the Internal Revenue Code. Once it is determined that the performance target has been met, the calculation of individual awards under the plan are determined. The Committee is responsible for determining eligibility for participation in the Executive Performance-Based Compensation Plan and will consider, but has no obligation to follow, recommendations from our CEO as to the designation of Executive Performance-Based Compensation Plan participants. The Committee is also responsible for determining the maximum award potential for each participant, the objective performance goal against which performance will be measured, certifying whether the performance goal has been met, and, ultimately, the percentage of the award potential to be paid to each participant upon goal achievement. The maximum award potential for each participant is generally set as a percentage of adjusted operating income achieved in excess of the performance target as defined above. Awards made under our

Executive Performance-Based Compensation Plan to EVC, EVM and EVD executive officers are capped at $10.0 million for each Executive Performance-Based Compensation Plan participant in respect of each performance period. The actual award paid to a plan participant may consist of all or such portion of the award potential as the Committee in its sole discretion may determine. The Committee does not rely on predetermined formulas or weighted factors in determining whether to reduce the maximum award payable to participants or the extent to which the award should be reduced, but rather considers a number of factors relative to individual and overall Company performance. Historically, the Committee has exercised its discretion to reduce the awards paid to named executive officers and has not granted an incentive award to any named executive officer absent attainment of the relevant performance goal.

In October 2013, the Committee established the performance target for the twelve months ended September 30, 2014, which was the achievement of $133.4 million of consolidated adjusted operating income before the performance-based incentive pool. The Committee further established that named executive officers Thomas E. Faust Jr., Laurie G. Hylton, Payson F. Swaffield and Matthew J. Witkos were eligible to earn 5.0 percent, 1.5 percent, 3.5 percent and 3.5 percent, respectively, of consolidated adjusted operating income before the performance-based incentive pool in excess of that amount for that twelve-month period.

The Company recorded consolidated adjusted operating income before the performance-based incentive pool of $672.8 million for the twelve months ended September 30, 2014. Consolidated adjusted operating income for the period was calculated by adding $66.1 million of stock-based compensation, $95.7 million of expenses associated with the performance-based incentive pool, $1.5 million of operating results of consolidated funds and $14.9 million of the Company’s equity in net income of Hexavest and subtracting $16.1 million of net income attributable to non-controlling and other beneficial interests of majority-owned operating subsidiaries from reported operating income of $510.7 million for the period. As a result, the maximum award potential for each named executive officer for the twelve months ended September 30, 2014 was calculated as a percentage of $539.4 million, which represents the difference between pre-incentive pool consolidated adjusted operating income of $672.8 million and the pre-established performance target of $133.4 million. The maximum award potential by this measure was $10.0 million for Mr. Faust, $8.1 million for Ms. Hylton and $10.0 million for each of Messrs. Swaffield and Witkos.

Management provided the Board with a report related to the meeting of the pre-established performance targets, which included a description of the agreed-upon procedures performed by the Company’s Director of Internal Audit relating to the calculation of the performance targets and the maximum award potential for each named executive officer under the plan. Based upon that and other information, the Board certified that the pre-established performance targets were met for the purpose of the plan and that the current named executive officers, Mr. Faust, Ms. Hylton, and Messrs. Swaffield and Witkos, were eligible for maximum potential awards under the Executive Performance-Based Compensation Plan. The Committee then granted performance-based awards of $4.2 million, $1.5 million, $3.5 million and $2.5 million to Mr. Faust, Ms. Hylton, and Messrs. Swaffield and Witkos, respectively, which amounts were less than the maximum award potential for each named executive officer.

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

Mr. Langstraat, as an employee of our majority-owned subsidiary Parametric, is not a participant in the Executive Performance-Based Compensation Plan. In approving Mr. Langstraat’s bonus for fiscal 2014, the

Committee considered the financial and business performance of Parametric during the fiscal year, Mr. Faust’s views as to Mr. Langstraat’s individual performance and contributions made during the fiscal year and information obtained through surveys provided by an independent third-party compensation specialist. The Committee granted Mr. Langstraat a discretionary bonus of $7.1 million for the fiscal year ended October 31, 2014, reflecting Parametric’s strong business growth and significant financial contribution as well as Mr. Langstraat’s individual contributions to both Parametric and the Company during the year.

Long-term Equity Incentive Awards

Our equity-based compensation plans are designed to align the interests of our executive officers with those of the Company’s shareholders, and complement our annual performance-based cash incentive compensation awards.

The Committee continually evaluates various forms of long-term equity incentive compensation for our executive officers, including stock options, restricted stock awards and profit units granted under subsidiary long-term equity plans. Potential restricted stock awards to named executive officers of EVC, EVM and EVD may be subject to specific performance-based conditions that meet the requirements of Section 162(m) of the Internal Revenue Code.

Long-term equity incentive awards are granted to employees, including named executive officers, at the regularly scheduled November meeting of the Committee, without regard to the timing of release of material information. The meeting is typically held on the first business day in November. Grants to new officers are generally made at the first Board meeting following the employee’s initial day of employment as detailed in his or her offer of employment. The option exercise price for all option grants is equal to the closing price of the Company’s Non-Voting Common Stock on the date of grant. The enterprise values that serve as the basis for grants of profit units under subsidiary long-term equity plans are determined using annual appraisals. Long-term equity awards for named executive officers are determined by the Committee after careful consideration of recommendations of management, an analysis of all payments to be made to each named executive officer, competitor information obtained through benchmarking surveys provided by an independent third-party compensation specialist and the Company’s success in light of the goals and objectives set at the beginning of the fiscal year. Such consideration includes subjective elements.

On November 1, 2013, the Committee recommended, and our Board approved, grants of options under the 2013 Omnibus Incentive Plan (the “2013 Plan”) to our named executive officers to purchase 487,900 shares of Non-Voting Common Stock (221,260, 32,240, 16,620, 126,020 and 91,760 for Mr. Faust, Ms. Hylton, and Messrs. Langstraat, Swaffield and Witkos, respectively), representing 29 percent of all options awarded to employees on that date. The Committee, in determining the amount of each option grant, takes into account both targeted total compensation and targeted cash compensation. In addition, the Committee takes into consideration, among other factors, the existing share ownership of each named executive officer and prior year grant levels. Stock options awarded to our named executive officers are not awarded pursuant to specific performance-based conditions. Also on November 1, 2013, the Committee approved potential future awards to certain of our named executive officers, subject to achieving certain performance conditions, of 143,780 shares of restricted Non-Voting Common Stock (66,460, 10,700, 38,360 and 28,260 for Mr. Faust, Ms. Hylton and Messrs. Swaffield and Witkos, respectively), and also granted 6,100 shares of restricted Non-Voting Common Stock to Mr. Langstraat. These awards represented 15 percent of all restricted stock awards on that date. Restricted stock awards to certain of our then-named executive officers, Mr. Faust, Ms. Hylton and Messrs. Swaffield and Witkos, on November 1, 2013, were made with the performance condition for these potential awards that the Company have at least $133.4 million in adjusted operating profits in one or more of the following five annual performance periods. These awards were granted on November 3, 2014, based upon the satisfactory attainment of the performance objective for the twelve-month period ended September 30, 2014. On November 1, 2013, prior to the date on which Mr. Langstraat was designated as an executive officer, the Committee approved the grant of 544 indirect profit interests to Mr. Langstraat under the Parametric Portfolio Associates LLC Long-term Equity Incentive Plan (the “Parametric Plan”), representing 21 percent of all indirect profit interests granted to Parametric employees on that date.

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

Non-qualified Compensation Plan Benefits

Certain of our named executive officers participate in the Company’s unfunded, non-qualified Supplemental Profit Sharing Retirement Plan, which was designed to allow certain key employees to receive profit sharing contributions in excess of the amounts allowed under the Eaton Vance Management Profit Sharing Retirement Plan. Participation in the Supplemental Profit Sharing Retirement Plan has been frozen and is restricted to employees who qualified as participants on November 1, 2002. We did not make any contributions to the plan in fiscal 2014. Participants in the Supplemental Profit Sharing Retirement Plan continue to earn investment returns on their balances commensurate with those earned in the employer-directed portion of the Eaton Vance Profit Sharing and Savings Plan.

Certain of our named executive officers also participate in the Company’s Stock Option Income Deferral Plan, an unfunded, non-qualified plan intended to permit key employees to defer recognition of income upon exercise of non-qualified stock options previously granted by the Company. In fiscal 2014, none of our named executive officers elected to defer recognition of income upon exercise of non-qualified stock options pursuant to the Stock Option Income Deferral Plan. Income earned on balances in the Stock Option Income Deferral Plan is directly tied to dividend income on the underlying shares of the Company’s Non-Voting Common Stock.

Neither of the plans described above offers preferential above-market earnings. Additional information about these plans, including aggregate earnings and aggregate balances at the end of fiscal 2014 for each of our named executive officers, is included in the table under the heading “Non-Qualified Deferred Compensation.”

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

Our named executive officers are entitled to participate in the Company’s Employee Stock Purchase Plans, defined as the 2013 Employee Stock Purchase Plan (the “Qualified ESPP”), the 2013 Nonqualified Employee Stock Purchase Plan (the “Nonqualified ESPP”) and the 1986 Employee Stock Purchase Plan; and the Employee Stock Purchase Incentive Plans, defined as the 2013 Incentive Compensation Nonqualified Employee Stock

Purchase Plan (the “Incentive ESPP”) and the 1992 Incentive Plan – Stock Alternative, on the same terms and conditions as other employees. The Qualified ESPP and Nonqualified ESPP permit eligible employees to direct up to a maximum of $12,500 per six-month offering period toward the purchase of Eaton Vance Corp. Non-Voting Common Stock at the lower of 90 percent of the market price of the Non-Voting Common Stock at the beginning or at the end of each offering period.

The Incentive ESPP permits employees to direct up to half of their monthly and annual incentive bonuses and commissions toward the purchase of Eaton Vance Corp. Non-Voting Common Stock on a quarterly basis at the lower of 90 percent of the market price of the Non-Voting Common Stock at the beginning or at the end of each offering period. The 1992 Incentive Plan – Stock Alternative permitted employees to direct up to half of their monthly and annual incentive performance awards toward the purchase of Non-Voting Common Stock at 90 percent of the average market price of the Non-Voting Common Stock for five business days subsequent to the end of the performance period. Subsequent to November 1, 2013 and November 18, 2013, no more shares may be granted under the 1986 Employee Stock Purchase Plan or the 1992 Incentive Plan – Stock Alternative.

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

Employment Agreements and Provisions for Change of Control

Our named executive officers serve at the will of our Board and do not have individual employment, severance or change of control agreements. Significant elements of compensation, notably unvested stock options, restricted stock grants and indirect profit interests granted under the Parametric Plan, are subject to forfeiture in the event that a named executive officer leaves the Company. Unvested stock options awarded prior to October 24, 2012 are not subject to forfeiture if a named executive officer retires consistent with our former retirement policy. The Company’s equity incentive plans include provisions that may accelerate the vesting of awards for all plan participants in the event of a change in control of the Company, as defined in the respective plan.

Executive Compensation in Fiscal 2015

In October 2014, the Committee approved fiscal 2015 base salaries for our executive officers, including our named executive officers, with increases averaging less than 1 percent for our named executive officers.

In October 2014, the Committee approved the 2015 performance goals pursuant to which performance-based incentive awards may be granted under the Company’s Executive Performance-Based Compensation Plan to named executive officers of EVC, EVM and EVD. These awards will be based on our adjusted operating income before the performance-based incentive pool for the twelve months ending September 30, 2015, calculated in a manner similar to the awards granted for fiscal 2014. Based on the terms of their performance-based incentive awards, Thomas E. Faust Jr., Laurie G. Hylton, Payson F. Swaffield, and Matthew J. Witkos will be eligible to earn 5.0 percent, 1.5 percent, 3.5 percent and 3.5 percent, respectively, of pre-incentive pool adjusted operating income in excess of $141.6 million for the twelve months ending September 30, 2015, subject to a maximum of $10.0 million per person. As an employee of a subsidiary that is organized as a limited liability company and taxed as a partnership, Mr. Langstraat’s compensation is not subject to the restrictions for deductibility under Section 162(m) of the Internal Revenue Code. He is therefore not a participant in the Company’s Executive Performance-Based Compensation Plan. As a result, Mr. Langstraat does not have a 2015 performance goal for non-equity incentive award purposes.

On November 3, 2014, the Committee approved grants of options under the 2013 Plan to our current named executive officers to purchase 744,680 shares of Non-Voting Common Stock (342,640, 51,360, 54,500, 187,600, and 108,580 for Mr. Faust, Ms. Hylton, and Messrs. Langstraat, Swaffield, and Witkos, respectively), representing 29 percent of all options awarded to employees on that date. In determining the amount of each grant, the Committee took into consideration, among other factors, the existing share ownership of each named executive officer and prior year grant levels. Also on November 3, 2014, the Committee approved awards to our named executive officers, subject to achieving certain performance conditions, of 169,300 shares of restricted Non-Voting Common Stock (82,700, 13,560, 45,900 and 27,140 for Mr. Faust, Ms. Hylton, and Messrs. Swaffield, and Witkos, respectively), and also granted 14,300 shares of restricted Non-Voting Common Stock to Mr. Langstraat. These awards represented 15 percent of all restricted stock awards on that date. On November 3, 2014, restricted stock awards to Mr. Faust, Ms. Hylton and Messrs. Swaffield and Witkos, were made with the performance-based condition that the Company has at least $141.6 million in adjusted operating profits in one or more of the following five annual performance periods for the restricted stock to be granted. The first performance period for the performance-based restricted stock awards ends on September 30, 2015. Also on November 3, 2014, the Committee approved a grant of 547 indirect profit interests to Mr. Langstraat under the Parametric Plan, representing 16 percent of all profit interests granted to Parametric employees on that date.

Compensation Committee Report

The Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based on their review and discussions with management, the Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Winthrop H. Smith, Jr., Chairman

Ann E. Berman

Leo I. Higdon, Jr.

Richard A. Spillane, Jr.

Summary Compensation Table

The following table summarizes the total compensation paid to or earned by our named executive officers in fiscal 2014, 2013 and 2012, respectively. Our current named executive officers’ aggregate base salaries and cash compensation accounted for approximately 5 percent and 57 percent, respectively, of their total compensation in fiscal 2014; 7 percent and 54 percent, respectively, of their total compensation in fiscal 2013; and 8 percent and 58 percent, respectively, of their total compensation in fiscal 2012. Column for “Change in Pension Value and Non-qualified Deferred Compensation Earnings” does not appear in the following table as it does not pertain to the Company.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus(1)	Stock Awards ($)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)(5)	Total ($)
Thomas E. Faust Jr.
Chairman, Chief	2014	520,000	-	3,368,760	2,952,693	4,166,048	239,557	11,247,058
Executive Officer and	2013	512,500	-	2,809,867	1,987,783	4,306,328	434,718	10,051,196
President	2012	512,500	-	2,069,455	2,026,412	3,674,813	173,668	8,456,848
Laurie G. Hylton	2014	350,000	-	338,552	430,240	1,475,974	54,790	2,649,556
Vice President and	2013	320,000	-	-	160,469	1,339,706	58,256	1,878,431
Chief Financial Officer	2012	244,946	-	105,252	74,730	725,000	51,845	1,201,773
Brian D. Langstraat
Chief Executive Officer
of Parametric (6)	2014	392,596	7,100,000	255,590	1,297,634	555	55,513	9,101,888
Payson F. Swaffield
Vice President and	2014	384,000	-	1,921,534	1,681,724	3,453,491	122,808	7,563,557
Chief Income	2013	384,000	-	1,301,400	1,115,030	3,283,465	187,390	6,271,285
Investment Officer	2012	370,000	-	-	931,256	2,784,650	85,221	4,171,127
Matthew J. Witkos
President of Eaton	2014	315,000	-	1,493,316	1,224,528	2,502,572	121,467	5,656,883
Vance Distributors,	2013	315,000	-	1,237,776	856,684	2,749,865	170,148	5,329,473
Inc.	2012	315,000	-	788,889	885,001	2,407,956	77,462	4,474,308

(1)	This amount represents a discretionary bonus awarded to Mr. Langstraat as Chief Executive Officer of Parametric in fiscal 2014. Mr. Langstraat became an executive officer of the Company effective July 9, 2014. The Company did not have a pre-established performance-based incentive pool for Mr. Langstraat upon his designation and, as a result, his fiscal 2014 non-equity award represents a discretionary bonus, which was paid in November 2014.

(2)	These figures represent the aggregate grant date fair value of stock awards. The grant date fair value of each stock award is calculated using the closing market price of the Company’s Non-Voting Common Stock on grant date less the par value of the Company’s Non-Voting Common Stock on grant date. With the exception of the award granted to Ms. Hylton in fiscal 2012 and Mr. Langstraat in fiscal 2014, these figures represent awards granted upon the satisfactory achievement of certain performance objectives. There were no differences between the approved targeted awards and the ultimate number of shares of restricted Non-Voting Common Stock granted under each Notice and Agreement.

(3)	These figures represent the aggregate grant date fair value of option awards and, for Mr. Langstraat, the grant date fair value of profit interests granted pursuant to the Parametric Plan as discussed on page 82. The grant date fair value of each option award is calculated using the Black-Scholes option pricing model. The grant date fair value of each profit interest award pursuant to the Parametric Plan is based on an annual enterprise valuation of Parametric. The following assumptions were used in the calculation of stock option fair value for the fiscal years indicated:

149

	2014	2013	2012
Dividend yield	2.1%	2.8%	3.0%
Volatility	36%	36%	35%
Risk-free interest rate	2.1%	1.2%	1.6%
Expected life of an option	6.9 years	7.1 years	7.2 years

(4)	These figures represent payments made pursuant to the Company’s Executive Performance-Based Compensation Plan earned in fiscal 2014, 2013 and 2012, which were paid in November 2014, 2013 and 2012, respectively. In fiscal 2015, Mr. Faust elected to have 10 percent of his fiscal 2014 annual performance-based cash incentive awards directed to the Incentive ESPP. In fiscal 2014, Mr. Faust elected to have 10 percent of his fiscal 2013 annual performance-based cash incentive awards directed to the Incentive ESPP. In fiscal 2013, Mr. Faust elected to have 10 percent of his fiscal 2012 annual performance-based cash incentive awards directed to the 1992 Incentive Plan – Stock Alternative. In addition, the fiscal 2014 figures include $6,048, $974, $3,491 and $2,572 for Mr. Faust, Ms. Hylton and Messrs. Swaffield and Witkos, respectively, representing earnings on the performance-based restricted stock awards equivalent to the dividends that would have been earned had the restricted shares been vested and outstanding during the year. The awards for Mr. Faust, Ms. Hylton and Messrs. Swaffield and Witkos were granted on November 3, 2014, based upon the satisfactory attainment of the performance objectives for the twelve-month period ended September 30, 2014, and the earnings were paid to award recipients in November 2014. The fiscal 2014 figures also include $555 for Mr. Langstraat representing dividends earned on unvested restricted stock awards. The awards vested on November 1, 2014 and the dividends were paid in November 2014. In addition, the fiscal 2013 figures include $146,328, $14,706, $83,465 and $64,865 for Mr. Faust, Ms. Hylton and Messrs. Swaffield and Witkos, respectively, representing earnings on the performance-based restricted stock awards equivalent to the dividends that would have been earned had the restricted shares been outstanding during the year. The awards were granted on November 1, 2013, based upon the satisfactory attainment of the performance objectives for the twelve-month period ended September 30, 2013, and the earnings were paid to award recipients in November 2013. The fiscal 2012 figures include $74,813, $34,650 and $32,956 for Messrs. Faust, Swaffield and Witkos, respectively, representing earnings on the performance-based restricted stock awards equivalent to the dividends that would have been earned had the restricted shares been outstanding during the year. The awards were granted on November 1, 2012, based upon the satisfactory attainment of the performance objectives for the twelve-month period ended September 30, 2012, and the earnings were paid to award recipients in November 2012. Reference is made to the Grants of Plan-Based Awards Table for the number of shares purchased under the Incentive ESPP and 1992 Incentive Plan – Stock Alternative for each participant and for each fiscal year presented.

(5)	Set forth below is a breakdown of the amounts included in the column labeled, “All Other Compensation”:

		Profit Sharing Contribution	Savings Plan Contribution	Employee Stock Purchase Plan Discounts	Tax Return Preparation	Other	Total
Name	Year	($)	($)	($)	($)	($)(a)	($)
Thomas E. Faust Jr.	2014	38,250	1,040	4,059	5,146	191,062	239,557
	2013	37,500	1,040	8,770	-	387,408	434,718
	2012	36,750	1,040	2,908	375	132,595	173,668
Laurie G. Hylton	2014	38,250	1,040	-	3,832	11,668	54,790
	2013	37,500	1,040	-	-	19,716	58,256
	2012	36,750	1,040	-	3,875	10,180	51,845
Brian D. Langstraat	2014	38,250	1,040	-	-	16,223	55,513
Payson F. Swaffield	2014	38,250	1,040	-	-	83,518	122,808
	2013	37,500	1,040	-	-	148,850	187,390
	2012	36,750	1,040	-	-	47,431	85,221
Matthew J. Witkos	2014	38,250	1,040	2,509	5,947	73,721	121,467
	2013	37,500	1,040	-	-	131,608	170,148
	2012	36,750	1,040	-	1,150	38,522	77,462

(a)	These figures include executive health screening services and dividends paid on unvested restricted shares for our named executive officers. In fiscal 2014, Mr. Faust, Ms. Hylton and Messrs. Langstraat, Swaffield, and Witkos received dividends paid on unvested restricted shares of $189,149, $11,355, $16,223, $83,205 and $73,408, respectively. In fiscal 2013, Mr. Faust, Ms. Hylton and Messrs. Swaffield and Witkos received dividends paid on unvested restricted shares of $387,114, $19,422, $145,606 and $131,314, respectively. In fiscal 2012, Mr. Faust, Ms. Hylton and Messrs. Swaffield and Witkos received dividends paid on unvested restricted shares of $130,267, $9,902, $47,153 and $36,644, respectively.

(6)	This table does not reflect compensation paid to or earned by Mr. Langstraat for the fiscal years ended October 31, 2013 and 2012, as Mr. Langstraat was not a named executive officer during those fiscal years.

Grants of Plan-Based Awards for 2014 Fiscal Year

The following table provides information concerning each award granted in fiscal 2014 to our named executive officers pursuant to the Executive Performance-Based Compensation Plan and other equity compensation.

Grants of Plan-Based Awards for 2014 Fiscal Year
			Estimated Future			Estimated Future
			Payouts Under Non-Equity			Payouts Under Equity
			Incentive Plan Awards			Incentive Plan Awards
Name	Grant Date	Notice and Agreement Date (1)	Threshold ($)	Target ($)(2)	Maximum ($)	Threshold (#)	Target (#)(3)	Maximum (#)
Thomas E. Faust Jr.	11/3/2014	11/1/2013	-	4,160,000	10,000,000	-	66,460	-
Laurie G. Hylton	11/3/2014	11/1/2013	-	1,475,000	10,000,000	-	10,700	-
Brian D. Langstraat	-	-	-	-	-	-	-	-
Payson F. Swaffield	11/3/2014	11/1/2013	-	3,450,000	10,000,000	-	38,360	-
Matthew J. Witkos	11/3/2014	11/1/2013	-	2,500,000	10,000,000	-	28,260	-

Grants of Plan-Based Awards for 2014 Fiscal Year (continued)
Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)		All Other Option Awards: Number of Securities Underlying Options (#)		Exercise or Base Price of Option Awards ($/Share)		Grant Date Fair Value of Stock and Option Awards ($)
Thomas E. Faust Jr.	11/1/2013	-		221,260	(7)	41.90		2,952,693
	11/1/2013	80,400	(4)	-		41.90		3,368,760
	2/18/2014	12,828	(6)	-		33.19		425,787
	8/18/2014	306	(6)	-		32.14		9,835
Laurie G. Hylton	11/1/2013	-		32,240	(7)	41.90		430,240
	11/1/2013	8,080	(4)	-		41.90		338,552
Brian D. Langstraat	11/1/2013	-		16,620	(7)	41.90		221,792
	11/1/2013	-		544	(8)	1,977.65	(9)	1,075,842
	11/1/2013	6,100	(5)	-		41.90		255,590
Payson F. Swaffield	11/1/2013	-		126,020	(7)	41.90		1,681,724
	11/1/2013	45,860	(4)	-		41.90		1,921,534
Matthew J. Witkos	11/1/2013	-		91,760	(7)	41.90		1,224,528
	11/1/2013	35,640	(4)	-		41.90		1,493,316

(1)	On November 1, 2013, the Company entered into an agreement with Mr. Faust, Ms. Hylton and Messrs. Swaffield and Witkos, notifying each of these named executive officers of his or her eligibility to receive an award of restricted stock conditioned upon the achievement of certain performance objectives. On October 28, 2014, the Committee certified the achievement of the performance objectives for Mr. Faust, Ms. Hylton and Messrs. Swaffield and Witkos and granted the awards on November 3, 2014.

(2)	Represents target payment based on the attainment of specified performance objectives for the twelve-month period ended September 30, 2014.

(3)	Represents the potential awards of restricted Non-Voting Common Stock upon the attainment of specified performance objectives within the twelve months ended September 30, 2014.

(4)	Reflects the number of restricted stock grants awarded in fiscal 2014 under the 2008 Omnibus Plan, as amended and restated, upon the satisfactory achievement of certain performance objectives related to the targeted award amounts related to the Notice and Agreement date of November 1, 2012. Awards vest 10% on the date of grant, 15% on the first anniversary, 20% on the second anniversary, 25% on the third anniversary and 30% on the fourth anniversary, subject to accelerated vesting upon death, disability or a change in control of the Company as defined in the plan. There were no differences between the approved targeted awards and the ultimate amount of restricted Non-Voting Common Stock granted on November 1, 2013 upon the Compensation Committee’s confirmation of the attainment of the performance objectives.

(5)	Reflects the number of restricted stock grants awarded in fiscal 2014 under the 2013 Plan, which vest 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability, or a change in control of the Company as defined in the plan.

(6)	Reflects stock purchased in fiscal 2014 under the Incentive ESPP with the allocated portion of the 2013 performance-based incentive award and the allocated portion of the fiscal 2014 Stock Option Income Deferral Plan distribution. See footnote 4 to the Summary Compensation Table on page 150 for a further description.

(7)	Reflects the number of stock options granted in fiscal 2014 under the 2013 Plan, which vest 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability, or a change in control of the Company as defined in the plan.

(8)	Reflects the number of indirect profit units granted pursuant to the Parametric Plan in fiscal 2014, which vest 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, and entitle the holders to quarterly distributions of available cash flow. Vested profit units are redeemable upon the exercise of limited in-service put rights held by the employee or call rights held by the Company.

(9)	Reflects the grant date fair value of Mr. Langstraat’s profit unit award pursuant to the Parametric Plan. See footnote 3 to the Summary Compensation Table on page 149 for a further description.

Outstanding Equity Awards at Fiscal Year-End 2014

The following tables reflect outstanding Company stock options and unvested restricted stock held by our named executive officers at October 31, 2014:

Outstanding Equity Awards at Fiscal Year-End 2014
Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)		Option Expiration Date
Thomas E. Faust Jr.	11/1/2005	227,040	-		24.27		11/1/2015
	11/1/2006	215,975	-		29.39		11/1/2016
	11/1/2007	286,259	-		47.23		11/1/2017
	11/3/2008	243,945	-		21.46		11/3/2018
	11/2/2009	146,979	62,992	(1)	27.50		11/2/2019
	11/1/2010	107,064	130,857	(5)	28.69		11/1/2020
	11/1/2011	77,650	232,952	(8)	24.46		11/1/2021
	11/1/2012	25,841	232,571	(11)	28.23		11/1/2022
	11/1/2013	-	221,260	(14)	41.90		11/1/2023
Laurie G. Hylton	11/1/2005	35,143	-		24.27		11/1/2015
	11/1/2006	31,864	-		29.39		11/1/2016
	11/1/2007	19,672	-		47.23		11/1/2017
	11/3/2008	13,730	-		21.46		11/3/2018
	11/2/2009	8,205	3,517	(2)	27.50		11/2/2019
	11/1/2010	4,767	5,827	(6)	28.69		11/1/2020
	11/1/2011	2,863	8,592	(9)	24.46		11/1/2021
	11/1/2012	2,086	18,775	(12)	28.23		11/1/2022
	11/1/2013	-	32,240	(15)	41.90		11/1/2023
Brian D. Langstraat	11/1/2005	40,573	-		24.27		11/1/2015
	11/1/2006	38,012	-		29.39		11/1/2016
	11/1/2007	25,717	-		47.23		11/1/2017
	11/3/2008	21,926	-		21.46		11/3/2018
	11/2/2009	12,307	5,275	(1)	27.50		11/2/2019
	11/2/2009	2,030	870	(3)	353.77	(4)	11/2/2019
	11/1/2010	7,939	9,704	(5)	28.69		11/1/2020
	11/1/2010	919	1,124	(7)	543.32	(4)	11/1/2020
	11/1/2011	5,199	15,600	(8)	24.46		11/1/2021
	11/1/2011	455	1,366	(10)	603.91	(4)	11/1/2021
	11/1/2012	1,647	14,828	(11)	28.23		11/1/2022
	11/1/2012	129	1,156	(13)	856.36	(4)	11/1/2022
	11/1/2013	-	16,620	(14)	41.90		11/1/2023
	11/1/2013	-	544	(16)	1,977.65	(4)	11/1/2023

Outstanding Equity Awards at Fiscal Year-End 2014 (continued)
Option Awards (continued)
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Payson F. Swaffield	11/1/2005	112,270	-		24.27	11/1/2015
	11/1/2006	107,988	-		29.39	11/1/2016
	11/1/2007	75,100	-		47.23	11/1/2017
	11/3/2008	73,154	-		21.46	11/3/2018
	11/2/2009	43,576	18,677	(2)	27.50	11/2/2019
	11/1/2010	38,598	47,178	(6)	28.69	11/1/2020
	11/1/2011	35,685	107,056	(9)	24.46	11/1/2021
	11/1/2012	14,495	130,459	(12)	28.23	11/1/2022
	11/1/2013	-	126,020	(15)	41.90	11/1/2023
Matthew J. Witkos	7/11/2007	24,152	-		44.14	7/11/2017
	11/1/2007	26,844	-		47.23	11/1/2017
	11/3/2008	13,710	-		21.46	11/3/2018
	11/2/2009	29,060	12,456	(2)	27.50	11/2/2019
	11/1/2010	40,802	49,871	(6)	28.69	11/1/2020
	11/1/2011	33,912	101,739	(9)	24.46	11/1/2021
	11/1/2012	11,136	100,233	(12)	28.23	11/1/2022
	11/1/2013	-	91,760	(15)	41.90	11/1/2023

Outstanding Equity Awards at Fiscal Year-End 2014 (continued)
Stock Awards
Name	Grant Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(26)
Thomas E. Faust Jr.	11/2/2010	22,896	(19)	843,260
	11/1/2011	45,419	(20)	1,672,782
	11/1/2012	72,870	(22)	2,683,802
	11/1/2013	72,360	(24)	2,665,019
Laurie G. Hylton	11/2/2009	1,278	(17)	47,069
	11/1/2010	2,024	(18)	74,544
	11/1/2011	3,150	(21)	116,015
	11/1/2013	7,272	(24)	267,828
Brian D. Langstraat	11/2/2009	1,914	(17)	70,493
	11/1/2010	3,366	(18)	123,970
	11/1/2011	5,325	(21)	196,120
	11/1/2012	6,066	(23)	223,411
	11/1/2013	6,100	(25)	224,663
Payson F. Swaffield	11/2/2009	6,792	(17)	250,149
	11/1/2010	16,379	(18)	603,239
	11/1/2012	33,750	(22)	1,243,013
	11/1/2013	41,274	(24)	1,520,121
Matthew J. Witkos	11/2/2010	4,524	(19)	166,619
	11/1/2011	17,314	(20)	637,675
	11/1/2012	32,100	(22)	1,182,243
	11/1/2013	32,076	(24)	1,181,359

Outstanding Equity Awards at Fiscal Year-End 2014 (continued)
Stock Awards (continued)
Name	Performance Award Date	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(27)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Rights That Have Not Vested ($)(28)
Thomas E. Faust Jr.	11/1/2013	66,460	2,447,722
Laurie G. Hylton	11/1/2013	10,700	394,081
Brian D. Langstraat	-	-	-
Payson F. Swaffield	11/1/2013	38,360	1,412,799
Matthew J. Witkos	11/1/2013	28,260	1,040,816

(1)	Amount represents nonqualified options. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability or a change in control of the Company as defined in the plan. The options were granted on November 2, 2009 and the final 30% vested on November 2, 2014.

(2)	Amount represents incentive stock options and nonqualified options. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability or a change in control of the Company as defined in the plan. The options were granted on November 2, 2009 and the final 30% vested on November 2, 2014.

(3)	Amount represents a profit unit award pursuant to the Parametric Plan. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death or disability as defined in the plan. The profit unit award was granted November 1, 2009 the final 30% vested on November 1, 2014.

(4)	Reflects the grant date fair value of Mr. Langstraat’s profit unit award with respect to the Parametric Plan. See footnote 3 to the Summary Compensation Table on page 149 for a further description.

(5)	Amount represents nonqualified options. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability or a change in control of the Company as defined in the plan. The options were granted on November 1, 2010; 25% vested on November 1, 2014, and the final 30% vests on November 1, 2015.

(6)	Amount represents incentive stock options and nonqualified options. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability or a change in control of the Company as defined in the plan. The options were granted on November 1, 2010; 25% vested on November 1, 2014, and the final 30% vests on November 1, 2015.

(7)	Amount represents a profit unit award pursuant to the Parametric Plan. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death or disability as defined in the plan. The profit unit award was granted November 1, 2010; 25% vested on November 1, 2014 and the final 30% vests on November 1, 2015.

(8)	Amount represents nonqualified options. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability or a change in control of the Company as defined in the plan. The options were granted on November 1, 2011; 20% vested on November 1, 2014, 25% vests on November 1, 2015, and the final 30% vests on November 1, 2016.

(9)	Amount represents incentive stock options and nonqualified options. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability or a change in control of the Company as defined in the plan. The options were granted on November 1, 2011; 20% vested on November 1, 2014, 25% vests on November 1, 2015, and the final 30% vests on November 1, 2016.

(10)	Amount represents a profit unit award pursuant to the Parametric Plan. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death or disability as defined in the plan. The profit unit award was granted November 1, 2011; 20% vested on November 1, 2014, 25% vests on November 1, 2015 and the final 30% vests on November 1, 2016.

(11)	Amount represents nonqualified options. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability or a change in control of the Company as defined in the plan. The options were granted on November 1, 2012; 15% vested on November 1, 2014, 20% vests on November 1, 2015, 25% vests on November 1, 2016, and the final 30% vests on November 1, 2017.

(12)	Amount represents incentive stock options and nonqualified options. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability or a change in control of the Company as defined in the plan. The options were granted on November 1, 2012; 15% vested on November 1, 2014, 20% vests on November 1, 2015, 25% vests on November 1, 2016, and the final 30% vests on November 1, 2017.

(13)	Amount represents a profit unit award pursuant to the Parametric Plan. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death or disability as defined in the plan. The profit unit award was granted November 1, 2012; 15% vested on November 1, 2014, 20% vests on November 1, 2015, 25% vests on November 1, 2016 and the final 30% vests on November 1, 2017.

(14)	Amount represents nonqualified options. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability or a change in control of the Company as defined in the plan. The options were granted on November 1, 2013; 10% vested on November 1, 2014, 15% vests on November 1, 2015, 20% vests on November 1, 2016, 25% vests on November 1, 2017, and the final 30% vests on November 1, 2018.

(15)	Amount represents incentive stock options and nonqualified options. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability or a change in control of the Company as defined in the plan. The options were granted on November 1, 2013; 10% vested on November 1, 2014, 15% vests on November 1, 2015, 20% vests on November 1, 2016, 25% vests on November 1, 2017, and the final 30% vests on November 1, 2018.

(16)	Amount represents a profit unit award pursuant to the Parametric Plan. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death or disability as defined in the plan. The profit unit award was granted November 1, 2013; 10% vested on November 1, 2014, 15% vests on November 1, 2015, 20% vests on November 1, 2016, 25% vests on November 1, 2017 and the final 30% vests on November 1, 2018.

(17)	Amount represents a restricted stock award. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability or a change in control of the Company as defined in the plan. The restricted stock award was granted on November 2, 2009 and the final 30% vested on November 2, 2014.

(18)	Amount represents a restricted stock award. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability or a change in control of the Company as defined in the plan. The restricted stock award was granted on November 1, 2010; 25% vested on November 1, 2014, and the final 30% vests on November 1, 2015.

(19)	Amount represents a performance-based restricted stock award that was approved by the Committee and granted on November 2, 2010 upon Committee certification that required performance objectives had been achieved. The grant vested 10% on the date of grant; 15% vested on the first anniversary, 20% vested on the second anniversary, 25% vested on the third anniversary and 30% vests on the fourth anniversary.

(20)	Amount represents a performance-based restricted stock award that was approved by the Committee on November 1, 2010 and granted on November 1, 2011 upon Committee certification that required performance objectives had been achieved. The grant vested 10% on the date of grant; 15% vested on the first anniversary, 20% vested on the second anniversary, 25% vested on the third anniversary and 30% vests on the fourth anniversary, subject to accelerated vesting upon death, disability or a change in control of the Company as defined in the plan.

(21)	Amount represents a restricted stock award. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability or a change in control of the Company as defined in the plan. The restricted stock award was granted November 1, 2011; 20% vested on November 1, 2014, 25% vests on November 1, 2015, and the final 30% vests on November 1, 2016.

(22)	Amount represents a performance-based restricted stock award that was approved by the Committee on November 1, 2011 and granted on November 1, 2012 upon Committee certification that required performance objectives had been achieved. The grant vested 10% on the date of grant; 15% vested on the first anniversary, 20% vested on the second anniversary, 25% vests on the third anniversary and 30% vests on the fourth anniversary, subject to accelerated vesting upon death, disability or a change in control of the Company as defined in the plan.

(23)	Amount represents a restricted stock award. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability or a change in control of the Company as defined in the plan. The restricted stock award was granted November 1, 2012; 15% vested on November 1, 2014, 20% vests on November 1, 2015, 25% vests on November 1, 2016, and the final 30% vests on November 1, 2017.

(24)	Amount represents a performance-based restricted stock award that was approved by the Committee on November 1, 2012 and granted on November 1, 2013 upon Committee certification that required performance objectives had been achieved. The grant vested 10% on the date of grant; 15% vested on the first anniversary, 20% vests on the second anniversary, 25% vests on the third anniversary and 30% vests on the fourth anniversary, subject to accelerated vesting upon death, disability or a change in control of the Company as defined in the plan.

(25)	Amount represents a restricted stock award. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability or a change in control of the Company as defined in the plan. The restricted stock award was granted November 1, 2013; 10% vested on November 1, 2014, 15% vests on November 1, 2015, 20% vests on November 1, 2016, 25% vests on November 1, 2017 and the final 30% vests on November 1, 2018.

(26)	Calculated by multiplying the number of unvested shares of Non-Voting Common Stock by the market value on October 31, 2014.

(27)	Amount represents a performance-based restricted stock award that was approved by the Committee on November 1, 2013 and granted on November 3, 2014 upon Committee certification that required performance objectives had been achieved. The grant vested 10% on the date of grant; 15% vests on the first anniversary, 20% vests on the second anniversary, 25% vests on the third anniversary and 30% vests on the fourth anniversary, subject to accelerated vesting upon death, disability or a change in control of the Company as defined in the plan.

(28)	Calculated by multiplying the number of unearned awards of unvested shares of Non-Voting Common Stock by the market value on October 31, 2014.

Option Exercises and Stock Vested During Fiscal 2014

The following table sets forth certain information regarding stock options exercised by our named executive officers and restricted stock that vested during fiscal 2014.

Option Exercises and Stock Vested During Fiscal 2014
	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
Thomas E. Faust Jr.	279,907	4,169,524	85,990	3,602,798
Laurie G. Hylton	40,778	609,934	4,799	201,068
Brian D. Langstraat	-	-	7,060	295,798
Payson F. Swaffield	135,288	1,999,864	31,286	1,310,829
Matthew J. Witkos	-	-	25,258	1,058,275

(1)	Calculated as the difference between the market value of the underlying Non-Voting Common Stock at the exercise date of the options and the aggregate exercise price. Actual gains realized on disposition of stock acquired upon exercise depend on the value of the underlying Non-Voting Common Stock on the date the Non-Voting Common Stock is sold.

(2)	Calculated by multiplying the number of vested shares of Non-Voting Common Stock by the market value of the Non-Voting Common Stock on the date of vesting.

Non-qualified Deferred Compensation for Fiscal 2014

The following table sets forth certain information regarding interest and dividend income, investment gains and losses and market appreciation in fiscal 2014 by our named executive officers on their balances in the Company’s non-qualified Supplemental Profit Sharing Retirement Plan and the Stock Option Income Deferral Plan, along with aggregate balances as of October 31, 2014.

Non-qualified Deferred Compensation for Fiscal 2014
Name	Aggregate Earnings in Fiscal 2014 ($)(1)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at October 31, 2014($)
Thomas E. Faust Jr.	(909,320)	(196,310)	8,302,387
Laurie G. Hylton	-	-	-
Brian D. Langstraat	-	-	-
Payson F. Swaffield	2,887	-	46,965
Matthew J. Witkos	-	-	-

(1)	Amounts include net investment gains on balances in the non-qualified Supplemental Profit Sharing Retirement Plan for Messrs. Faust and Swaffield of $5,308 and $2,887, respectively. Also included is dividend income earned on balances in the Stock Option Income Deferral Plan for Mr. Faust of $196,310. Additionally, the aggregate earnings include market depreciation of $1,110,938 on balances in the Stock Option Income Deferral Plan for Mr. Faust. Since investment returns in the Supplemental Profit Sharing Retirement Plan and the Stock Option Income Deferral Plan are not above-market or preferential, none of the amounts included in this table are reportable in the Summary Compensation Table.

Potential Payments upon Termination or Change of Control

The table below shows the estimated incremental value transfer to each of our named executive officers under various scenarios relating to a termination of employment or change of control. The table below assumes such events occurred on October 31, 2014. The actual amounts that would be paid to any named executive officer can only be determined at the time of an actual termination and would vary from those shown below.

Acceleration of Equity Awards

Name	Change of Control ($)(1)	Retirement ($)(2)	Death/ Disability Benefit ($)(1)
Thomas E. Faust Jr.	14,401,115	4,535,465	14,401,115
Laurie G. Hylton	853,550	-	853,550
Brian D. Langstraat	1,287,473	-	8,164,475
Payson F. Swaffield	6,621,723	1,882,904	6,621,723
Matthew J. Witkos	5,811,180	-	5,811,180

(1)	Amounts shown represent the market price per share of Eaton Vance Non-Voting Common Stock on October 31, 2014 ($36.83) multiplied by the number of unvested restricted shares each person holds plus the difference between the market price per share of Eaton Vance Non-Voting Common Stock on October 31, 2014 and the average exercise price of the in-the-money unvested options held by each person multiplied by the number of shares underlying the unvested in-the-money options held. Unexercised options with an exercise price above the market price per share of Eaton Vance Non-Voting Common Stock on October 31, 2014 (i.e., options that are not in the money) have been excluded from the table above. The death/disability benefit values for Mr. Langstraat also includes the enterprise value of Parametric as of October 31, 2014 less the grant date enterprise value of Parametric as of the grant date multiplied by the number of unvested profit units held by him.

(2)	Stock options granted prior to November 1, 2007 provided for full vesting of the awards upon retirement. Only Messrs. Faust and Swaffield had met the age and service requirements under the retirement eligibility clause of the Company’s option programs relating to these grants as of October 31, 2014. Stock options granted on or after November 1, 2007 but before October 24, 2012 provide for continued vesting upon retirement based on the original terms of the agreement. Options with an exercise price above the market price per share of Eaton Vance Non-Voting Common Stock on October 31, 2014 (i.e., options that are not in the money) have been excluded from the table above.

Change of Control

A change of control of the Company is defined under the 2007 Stock Option Plan as:

1)	The acquisition of beneficial ownership of 25 percent or more of either the then-outstanding Non-Voting Common Stock or the combined voting power of the then-outstanding voting securities of the Company entitled to vote generally in the election of directors, subject to certain exclusions as provided by the 2007 Stock Option Plan;

2)	Individuals who, as of October 25, 2006, constitute the Company’s Board of Directors (“incumbent board”) cease for any reason to constitute at least a majority of the Board; provided that any individual becoming a director of the Company subsequent to that date based upon approval by at least a majority of the then Directors shall be considered a member of the incumbent board;

3)	Approval by the Voting Shareholders of the Company of a reorganization, merger or consolidation; or

4)	Approval by the Voting Shareholders of the Company of a complete liquidation or dissolution of the Company, the sale or other disposition of all or substantially all of the assets of the Company, the sale or disposition of substantially all of the assets of EVM, or an assignment of the Company of investment advisory agreements pertaining to more than 50 percent of the aggregate assets under management.

Unless otherwise determined by the Committee, a change in control of the Company is defined under the 2008 Omnibus Plan, as amended and restated, and the 2013 Plan, as:

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

3)	Approval by the Voting Shareholders of (i) a complete liquidation or dissolution of the Company, (ii) a sale or other disposition of all or substantially all of the assets of the Company, (iii) a sale or disposition of EVM (or any successor thereto) or of all or substantially all of the assets of EVM (or any successor thereto), or (iv) an assignment by any direct or indirect investment adviser Subsidiary of the Company of investment advisory agreements pertaining to more than 50 percent of the aggregate assets under management of all such subsidiaries of the Company, in the case of (ii), (iii) or (iv) other than to a corporation or other entity with respect to which, following such sale or disposition or assignment, more than 50 percent of the outstanding combined voting power of the then outstanding voting securities entitled to vote generally in the election of directors of the corporation or other entity is then owned beneficially, directly or indirectly, by all or substantially all of the individuals and entities who were the beneficial owners of the Voting Stock immediately prior to such sale, disposition or assignment in substantially the same proportion as their ownership of the Voting Stock immediately prior to such sale, disposition or assignment.

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

Death/Disability

Our long-term equity incentive plans, including the Parametric Plan, provide that options, restricted stock and profit unit awards become immediately vested and exercisable upon the awardee’s death or termination of service with the Company due to disability within the meaning of Section 22(e)(3) of the Internal Revenue Code, as amended from time to time.

Director Compensation

In fiscal 2014, the Committee did not engage an independent consulting firm to assist in evaluating director compensation.

In line with our philosophy regarding executive compensation, it is the Committee’s objective to align the goals of our director compensation with the goals of our shareholders. To that end, a significant portion of our director compensation is paid in the form of equity awards linked to an increase in shareholder value. Each year, our non-employee directors are granted on the first business day in November options with a Black-Scholes value of $50,000 and phantom stock awards with a value of $50,000. In addition, at the first Board meeting following his or her election, each new non-employee director receives an option grant with a Black-Scholes value of $50,000 and a phantom stock award with a value of $50,000. All options granted to non-employee directors are immediately exercisable. Phantom stock awards vest and settle on the first to occur of the second anniversary of the grant date or the date of the director’s termination. The phantom stock award is settled in a lump sum cash payment equal in value to the number of phantom stock units held by the director multiplied by the current market price per share of the Company’s Non-Voting Common Stock.

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

The Chairs of Board committees, members of the Audit Committee and the lead independent Director receive additional annual retainers as follows:

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

The following table sets forth information regarding the compensation earned by our non-employee directors in fiscal 2014.

Director Compensation for Fiscal 2014
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(2)(3)	Total ($)
Ann E. Berman	117,750	52,897	53,980	224,627
Leo I. Higdon, Jr.	104,300	52,897	53,980	211,177
Dorothy E. Puhy	100,550	52,897	53,980	207,427
Winthrop H. Smith, Jr.	109,750	52,897	53,980	216,627
Richard A. Spillane, Jr.	84,050	52,897	53,980	190,927

(1)	These figures represent the grant date fair value, as calculated in accordance with accounting standards, of phantom stock awards granted during fiscal 2014.

(2)	These figures represent the aggregate grant date fair value of options granted during fiscal 2014. The assumptions used in the calculation of these amounts are included above in the Summary Compensation Table.

(3)	As of October 31, 2014, each director had the following number of options outstanding (all vested):

Ann E. Berman	10,910
Leo I. Higdon, Jr.	67,632
Dorothy E. Puhy	46,832
Winthrop H. Smith, Jr.	55,337
Richard A. Spillane, Jr.	30,371

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Voting Common Stock

All outstanding shares of our Voting Common Stock, $0.00390625 par value (which is the only class of our stock having voting rights) are deposited in a Voting Trust, of which the Voting Trustees were, as of October 31, 2014, Jeffery P. Beale, Daniel C. Cataldo, Cynthia J. Clemson, James H. Evans, Thomas E. Faust Jr., Maureen A. Gemma, Laurie G. Hylton, Brian D. Langstraat, Frederick S. Marius, David C. McCabe, Thomas M. Metzold, Scott H. Page, Edward J. Perkin, Charles B. Reed, Walter A. Row III, Craig P. Russ, David M. Stein, Payson F. Swaffield, Michael W. Weilheimer, R. Kelly Williams and Matthew J. Witkos. The Voting Trust has a term that expires on October 31, 2016. Each holder of Voting Common Stock is a Voting Trustee. Inasmuch as the 21 Voting Trustees of the Voting Trust have unrestricted voting rights with respect to the Voting Common Stock (except that the Voting Trust Agreement provides that the Voting Trustees shall not vote such Stock in favor of the sale, mortgage or pledge of all or substantially all of the Company’s assets, any change in the capital structure or powers of the Company in connection with a merger, consolidation, reorganization or dissolution of the Company, the termination of the Voting Trust, the addition of a Voting Trustee, the removal of a Voting Trustee by the other Voting Trustees or the renewal of the term of the Voting Trust without the written consent of the holders of Voting Trust Receipts representing at least a majority of such Stock subject at the time to the Voting Trust Agreement), they may be deemed to be the beneficial owners of all of the Company’s outstanding Voting Common Stock by virtue of Rule 13d-3(a)(1) under the Securities Exchange Act of 1934. The Voting Trust Agreement provides that the Voting Trustees shall act by a majority if there are six or more Voting Trustees; otherwise they shall act unanimously except as otherwise provided in the Voting Trust Agreement. The address of the Voting Trustees is Two International Place, Boston, Massachusetts 02110.

The following table sets forth the beneficial owners at October 31, 2014 of the Voting Trust Receipts issued under said Voting Trust Agreement, which Receipts cover the aggregate of 415,078 shares of the Voting Common Stock then outstanding:

Title of Class	Name and address of Beneficial Holder (1)	Number of Shares of Voting Common Stock Covered by Receipts	Percent of Class

Voting Common Stock	Thomas E. Faust Jr.	74,277	17.89%

Voting Common Stock	Jeffrey P. Beale	29,389	7.08%

Voting Common Stock	Brian D. Langstraat	27,854	6.71%

Voting Common Stock	Maureen A. Gemma	18,623	4.49%

Voting Common Stock	Laurie G. Hylton	18,623	4.49%

Voting Common Stock	Frederick S. Marius	18,623	4.49%

Voting Common Stock	David C. McCabe	18,623	4.49%

Voting Common Stock	Edward J. Perkin	18,623	4.49%

Voting Common Stock	Payson F. Swaffield	18,623	4.49%

Voting Common Stock	Matthew J. Witkos	18,623	4.49%

Voting Common Stock	Daniel C. Cataldo	13,927	3.36%

Voting Common Stock	Cynthia J. Clemson	13,927	3.36%

Voting Common Stock	James H. Evans	13,927	3.36%

Voting Common Stock	Thomas M. Metzold	13,927	3.36%

Voting Common Stock	Scott H. Page	13,927	3.36%

Voting Common Stock	Charles B. Reed	13,927	3.36%

Voting Common Stock	Walter A. Row, III	13,927	3.36%

Voting Common Stock	Craig P. Russ	13,927	3.36%

Voting Common Stock	David M. Stein	13,927	3.36%

Voting Common Stock	Michael W. Weilheimer	13,927	3.36%

Voting Common Stock	R. Kelly Williams	13,927	3.36%

(1)	The address for each Beneficial Holder is c/o Eaton Vance Corp., Two International Place, Boston, MA 02110.

Mr. Faust is an officer and Director of the Company and Voting Trustee of the Voting Trust. Messrs. Beale, Cataldo, Marius and Ms. Hylton are officers of the Company and Voting Trustees of the Voting Trust. Mr. Langstraat is an officer of Parametric, Director of the Company and Voting Trustee of the Voting Trust. Ms. Clemson, Ms. Gemma and Messrs. Evans, McCabe, Metzold, Page, Perkin, Reed, Row, Russ, Stein, Swaffield, Weilheimer, Williams and Witkos are officers of the Company or its subsidiaries and Voting Trustees of the Voting Trust. No transfer of any kind of the Voting Trust Receipts issued under the Voting Trust may be made at any time unless they have first been offered to the Company at book value. In the event of the death or termination of employment with the Company or a subsidiary of a holder of the Voting Trust Receipts, the shares represented by such Voting Trust Receipts must be offered to the Company at book value. Similar restrictions exist with respect to the Voting Common Stock, all shares of which are deposited and held of record in the Voting Trust.

Non-Voting Common Stock

The Articles of Incorporation of the Company provide that our Non-Voting Common Stock, $0.00390625 par value, shall have no voting rights under any circumstances whatsoever. As of October 31, 2014, the executive officers and Directors of the Company, as a group, beneficially owned 7,370,638 shares of such Non-Voting Common Stock (including, as noted, options exercisable within 60 days to purchase such stock and shares held in the trust of the Stock Option Income Deferral Plan for an executive officer), or 6.1 percent of the 121,375,913 total shares and share equivalents of Non-Voting Common Stock then outstanding (consisting of 117,846,273 shares outstanding plus 3,306,560 shares subject to options exercisable within 60 days held by executive officers and Directors and 223,080 shares held in the trust of the Stock Option Income Deferral Plan for an executive officer), based upon information furnished by the officers and Directors.

The following table sets forth the beneficial ownership of our Non-Voting Common Stock including unexercised options to purchase such stock by, (i) each Director of the Company, (ii) each of the named executive officers of the Company (as defined in Item 11, “Executive Compensation”), each of (i) and (ii) as of October 31, 2014 (such investment power being sole unless otherwise indicated), and (iii) all current executive officers and Directors as a group:

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (a)(b)		Percent of Class (c)

Non-Voting Common Stock	Thomas E. Faust Jr.	4,343,001	(d)(e)	3.63%

Non-Voting Common Stock	Payson F. Swaffield	1,178,273		*

Non-Voting Common Stock	Matthew J. Witkos	425,553		*

Non-Voting Common Stock	Laurie G. Hylton	282,962	(f)	*

Non-Voting Common Stock	Brian D. Langstraat	199,196		*

Non-Voting Common Stock	Leo I. Higdon, Jr.	74,324		*

Non-Voting Common Stock	Winthrop H. Smith, Jr.	61,337		*

Non-Voting Common Stock	Dorothy E. Puhy	51,082		*

Non-Voting Common Stock	Richard A. Spillane, Jr.	30,371		*

Non-Voting Common Stock	Ann E. Berman	10,910		*

All current executive officers and Directors as a group (13 individuals)		7,370,638		6.07%

* Percentage of class owned is less than 1 percent.

(a)	Based solely upon information furnished by the individuals.

(b)	Includes shares subject to options exercisable within 60 days granted to, but not exercised by, each executive officer and Director above.

(c)	Based on 117,846,273 outstanding shares plus options exercisable within 60 days of 1,576,233 for Mr. Faust, 603,880 for Mr. Swaffield, 267,752 for Mr. Witkos, 133,139 for Ms. Hylton, 171,299 for Mr. Langstraat, 67,632 for Mr. Higdon, 55,337 for Mr. Smith, 46,832 for Ms. Puhy, 30,371 for Mr. Spillane and 10,910 for Ms. Berman. The denominator for Mr. Faust also includes 223,080 shares held in the trust of the Stock Option Income Deferral Plan for Mr. Faust.

(d)	Includes 12,400 shares held by or on behalf of Mr. Faust’s children.

(e)	Includes 223,080 shares held in the trust of the Stock Option Income Deferral Plan for Mr. Faust.

(f)	Includes 9,080 shares held by or on behalf of Ms. Hylton’s children.

Changes in Control

There are no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information concerning our equity compensation plans at October 31, 2014:

Securities Authorized for Issuance Under Equity Compensation Plans
(c)(2)
Number of
	(a)(1)	(b)	securities
	Number of	Weighted-	remaining available
	securities	average	for future issuance
	to be issued upon	exercise price	under equity
	the exercise of	of outstanding	compensation plans
	outstanding	options,	(excluding
	options, warrants	warrants and	securities reflected
Plan category	and rights	rights	in column (a))
Equity compensation plans approved by security holders	21,891,808	$30.49	10,282,568
Equity compensation plans not approved by security holders	-	-	-
Total	21,891,808	$30.49	10,282,568

(1)	The amount appearing under the “Number of securities to be issued upon the exercise of outstanding options, warrants and rights” represents 21,891,808 shares related to our 2013 Omnibus Incentive Plan and predecessor plans.

(2)	The amount appearing under “Number of securities remaining available for future issuance under equity compensation plans” includes 354,730 shares related to our 2013 Employee Stock Purchase Plan, 54,792 shares related to our 2013 Nonqualified Employee Stock Purchase Plan, 222,279 shares related to our 2013 Incentive Compensation Nonqualified Employee Stock Purchase Plan and 9,650,767 shares related to our 2013 Omnibus Incentive Plan, which provides for the issuance of stock options, restricted stock and phantom stock.

Item 13. Certain Relationships and Related Transactions and Director Independence

Transactions with Related Persons

We have established an Employee Loan Program under which a program maximum of $20.0 million is available for loans to our officers (other than our executive officers) and other key employees for purposes of financing their exercise of stock options for shares of our Non-Voting Common Stock. Loans are written for a seven-year period, at varying fixed interest rates (currently ranging from 0.9 percent to 3.4 percent), are payable in annual installments commencing with the third year in which the loan is outstanding, and are collateralized by stock issued upon exercise of the option. We ceased making new loans under a previous loan program to our executive officers and our Directors in conformity with a federal law effective July 30, 2002. All loans under the program must be made on or before October 31, 2018. Loans outstanding under our program amounted to $8.8 million at October 31, 2014.

During the year ended October 31, 2014, the Company did not have any executive officers who were indebted to the Company under the foregoing loan program at any time.

As a general policy all transactions with related parties are prohibited unless approved by the Board of Directors or pursuant to the Code of Business Conduct and Ethics for Directors, Officers and Employees.

Director Independence

As of October 31, 2014 our Board of Directors consisted of Thomas E. Faust Jr., Chairman, Chief Executive Officer and President of EVC, and Brian D. Langstraat, Chief Executive Officer of Parametric, and the following independent Directors, as defined under applicable NYSE listing standards: Ann E. Berman, Leo I. Higdon, Jr., Dorothy E. Puhy, Winthrop H. Smith, Jr. and Richard A. Spillane, Jr. Our Board of Directors has determined that each member of the Audit, Compensation, and Nominating and Governance Committees meets the standards of independence under the governance guidelines and applicable NYSE listing standards, including the requirement that each member is free of any relationship that would interfere with his or her individual exercise of independent judgment.

(The remainder of this page is left intentionally blank.)

Item 14. Principal Accountant Fees and Services

Audit and Non-Audit Fees

The following table presents fees for the professional audit services rendered by Deloitte & Touche LLP for the integrated audit of our annual financial statements for the years ended October 31, 2014 and 2013 and fees billed for other services rendered by Deloitte & Touche LLP during those periods.

Year Ended October 31,	2014	2013 (1)
Audit fees (2)	$2,441,249	$2,165,868
Audit-related fees (3)	166,000	131,000
Tax fees (4)	181,788	193,071
All other fees (5)	444,162	512,442
Total	$3,233,199	$3,002,381

(1)	The audit fees and tax fees for 2013 have been revised from amounts previously reported to include $299,544 and $129,181 of audit and tax fees, respectively. The fees relate to audit and tax services provided to the consolidated sponsored funds.

(2)	Audit fees include professional services rendered for the audits of Eaton Vance Corp.’s annual financial statements and internal control over financial reporting, audits of the consolidated sponsored funds, review of the financial statements included in Form 10-Q filings, and services that are normally provided in connection with statutory and regulatory filings or engagements.

(3)	Audit-related fees consist of a security count audit, employee benefit plans and an attestation on internal control over compliance.

(4)	Tax fees consist of the aggregate fees billed for professional services rendered by Deloitte & Touche LLP for tax compliance, tax advice, and tax planning (domestic and international).

(5)	All other fees include $434,162 and $501,642 for fiscal 2014 and 2013, respectively, for audits and tax services provided to collective investment trusts and other products managed by the Company. All other fees also include subscription fees of $10,000 and $10,800 for the Deloitte Accounting Research Tool in fiscal 2014 and 2013, respectively.

Our Audit Committee reviews all audit, audit-related, tax and all other fees at least annually. Our Audit Committee pre-approved all audit, audit-related and tax services in fiscal 2014 and 2013. Our Audit Committee has concluded that the provision of the services listed above is compatible with maintaining the independence of Deloitte & Touche LLP.

(The remainder of this page is left intentionally blank.)

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Exhibits and Financial Statement Schedules

The consolidated financial statements of Eaton Vance Corp. and Report of Independent Registered Public Accounting Firm are included under Item 8 of this Annual Report on Form 10-K. No financial statement schedules are required.

The list of exhibits required by Item 601 of Regulation S-K is set forth in the Exhibit Index on pages 173 through 179 and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Eaton Vance Corp. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EATON VANCE CORP.

/s/ Thomas E. Faust Jr.
Thomas E. Faust Jr.
Chairman, Chief Executive Officer
and President

December 19, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Eaton Vance Corp. and in the capacities and on the dates indicated:

/s/ Thomas E. Faust Jr.	Chairman, Chief Executive	December 19, 2014
Thomas E. Faust Jr.	Officer and President

/s/ Laurie G. Hylton	Chief Financial Officer and	December 19, 2014
Laurie G. Hylton	Chief Accounting Officer

/s/ Ann E. Berman	Director	December 19, 2014
Ann E. Berman

/s/ Leo I. Higdon, Jr.	Director	December 19, 2014
Leo I. Higdon, Jr.

/s/ Brian D. Langstraat	Director	December 19, 2014
Brian D. Langstraat

/s/ Dorothy E. Puhy	Director	December 19, 2014
Dorothy E. Puhy

/s/ Richard A. Spillane, Jr.	Director	December 19, 2014
Richard A. Spillane, Jr.

/s/ Winthrop H. Smith, Jr.	Director	December 19, 2014
Winthrop H. Smith, Jr.

EXHIBIT INDEX

Each Exhibit is listed in this index according to the number assigned to it in the exhibit table set forth in Item 601 of Regulation S-K. The following Exhibits are filed as a part of this Report or incorporated herein by reference pursuant to Rule 12b-32 under the Securities Exchange Act of 1934:

Exhibit No.	Description
2.1	Copy of the Unit Purchase Agreement, dated as of July 25, 2001, among Eaton Vance Acquisitions, a Massachusetts Business Trust, and Fox Asset Management, Inc., a New Jersey corporation, and Messrs. J. Peter Skirkanich, James P. O’Mealia, George C. Pierdes, John R. Sampson and Phillip R. Sloan has been filed as Exhibit 2.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2001, (S.E.C. File No. 1-8100) and is incorporated herein by reference.

2.2	Copy of Amendment No. 1 of the Unit Purchase Agreement, dated as of July 25, 2001, among Eaton Vance Acquisitions, a Massachusetts Business Trust, Saucon I, Inc., a New Jersey corporation formerly named Fox Asset Management, Inc., Saucon III, a Delaware limited liability company, Saucon IV, a Delaware limited liability company, and Messrs. J. Peter Skirkanich, James P. O’Mealia, George C. Pierdes, John R. Sampson and Phillip R. Sloan has been filed as Exhibit 2.2 to the Form 8-K/A filed on October 19, 2001, (S.E.C. File No. 1-8100) and is incorporated herein by reference.

2.3	Copy of the Unit Purchase Agreement, dated as of August 2, 2001, among Eaton Vance Acquisitions, a Massachusetts Business Trust, Atlanta Capital Management Company LLC, and each of Daniel W. Boone III, Gregory L. Coleman, Jerry D. Devore, William Hackney, III, Marilyn Robinson Irvin, Dallas L. Lundy, Walter F. Reames, Jr. and Christopher A. Reynolds has been filed as Exhibit 2.3 to the Form 8-K/A filed on October 19, 2001, (S.E.C. File No. 1-8100) and is incorporated herein by reference.

2.4	Copy of the Stock Purchase Agreement, dated as of June 4, 2003, among Eaton Vance Acquisitions, a Massachusetts Business Trust, and PPA Acquisition, LLC, a Delaware limited liability company, PPA Acquisition Corp., a Delaware corporation doing business under the name of “Parametric Portfolio Associates” and Brian Langstraat and David Stein has been filed as Exhibit 2.4 to the Annual Report on Form 10-K for the fiscal year ended October 31, 2003, (S.E.C. File No. 1-8100) and is incorporated herein by reference.

2.5	Copy of The First Amendment to the Stock Purchase Agreement, dated as of September 10, 2003, among Eaton Vance Acquisitions, a Massachusetts Business Trust, and PPA Acquisition, LLC, a Delaware limited liability company, PPA Acquisition Corp., a Delaware corporation doing business under the name of “Parametric Portfolio Associates” and Brian Langstraat and David Stein has been filed as Exhibit 2.5 to the Annual Report on Form 10-K for the fiscal year ended October 31, 2003, (S.E.C. File No. 1-8100) and is incorporated herein by reference.

2.6	Copy of the Second Amendment to the Stock Purchase Agreement, dated as of September 10, 2003, among Eaton Vance Acquisitions, a Massachusetts Business Trust, and PPA Acquisition, LLC, a Delaware limited liability company, PPA Acquisition Corp., a Delaware corporation doing business under the name of “Parametric Portfolio Associates” and Brian Langstraat and David Stein has been filed as Exhibit 2.6 to the Annual Report on Form 10-K for the fiscal year ended October 31, 2003, (S.E.C. File No. 1-8100) and is incorporated herein by reference.

Exhibit No.	Description

2.7	Copy of the Purchase Agreement, dated as of November 10, 2008, by and among M.D. Sass Tax Advantaged Bond Strategies, L.L.C. a Delaware limited liability company, M.D. Sass Investors Services, Inc., a Delaware corporation, 1185 Advisors, L.L.C., a Delaware limited liability company, James H. Evans, and Eaton Vance Management, a Massachusetts business trust and wholly owned subsidiary of the Registrant has been filed as Exhibit 10.1 to the Form 8-K filed November 12, 2008, (S.E.C. File No. 1-8100) and is incorporated herein by reference.

2.8	Copy of the Share Purchase Agreement, dated as of June 15, 2012, by and among Hexavest Inc., its shareholders, 9264-7064 Québec Inc. and Eaton Vance Management Canada Ltd. filed as Exhibit 2.1 to the Form 8-K of the Company on June 15, 2012 (S.E.C. file No. 1-8100) and is incorporated herein by reference.

3.1	The Company’s Amended Articles of Incorporation, as amended, are filed as Exhibit 3.1 to the Company’s registration statement on Form S-3 dated June 14, 2013, filed pursuant to the Securities Act of 1933 (S.E.C. File No. 333-189309) and are incorporated herein by reference.

3.2	The Company’s By-Laws, as amended, are filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed January 18, 2006 (S.E.C. File No. 1-8100) and are incorporated herein by reference.

4.1	The rights of the holders of the Company’s Common Stock, par value $0.00390625 per share, and Non-Voting Common Stock, par value $0.00390625 per share, are described in the Company’s Amended Articles of Incorporation (particularly Articles Sixth, Seventh and Ninth thereof) and the Company’s By-Laws (particularly Article II thereof). See Exhibits 3.1 and 3.2 above as incorporated herein by reference.

9.1	Copy of the Voting Trust Agreement made as of October 30, 1997 has been filed as Exhibit 9.1 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 1997, (S.E.C. File No. 1-8100) and is incorporated herein by reference.

9.2	Copy of the resolutions of the Voting Trustees of the Voting Trust amending the Voting Trust Agreement, dated October 11, 2000 has been filed as Exhibit 9.2 as part of Amendment No. 1 to the Annual Report on Form 10-K/A of the Company for the fiscal year ended October 31, 2006, (S.E.C. File No. 1-8100) and are incorporated herein by reference.

9.3	Copy of the resolutions of the Voting Trustees of the Voting Trust amending the Voting Trust Agreement, dated October 1, 2003 has been filed as Exhibit 9.3 as part of Amendment No. 1 to the Annual Report on Form 10-K/A of the Company for the fiscal year ended October 31, 2006, (S.E.C. File No. 1-8100) and are incorporated herein by reference.

9.4	Copy of the resolutions of the Voting Trustees of the Voting Trust amending the Voting Trust Agreement, dated October 10, 2006 has been filed as Exhibit 9.4 as part of Amendment No. 1 to the Annual Report on Form 10-K/A of the Company for the fiscal year ended October 31, 2006, (S.E.C. File No. 1-8100) and are incorporated herein by reference.

9.5	Copy of the resolutions of the Voting Trustees of the Voting Trust amending the Voting Trust Agreement has been filed as Exhibit 9.5 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 2010, (S.E.C. File No 1-8100) and are incorporated herein by reference.

9.6	Copy of the resolutions of the Voting Trustees of the Voting Trust dated October 4, 2013 amending the Voting Trust Agreement has been filed as Exhibit 9.6 to the Annual Report on Form 10-K of

Exhibit No.	Description

the Company for the fiscal year ended, October 31, 2013 (S.E.C. File No 1-8100) and are incorporated herein by reference.

10.1	Copy of the Eaton Vance Corp. Supplemental Profit Sharing Plan adopted by the Company’s Directors on October 9, 1996, has been filed as Exhibit 10.12 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 1996, (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.2	Copy of 1998 Stock Option Plan as adopted by the Eaton Vance Corp. Board of Directors on July 9, 1998 has been filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company for the fiscal quarter ended July 31, 1998 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.3	Copy of Eaton Vance Corp. Executive Performance-Based Compensation Plan as adopted by the Eaton Vance Corp. Board of Directors on July 9, 1998 has been filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q of the Company for the fiscal quarter ended July 31, 1998 (S.E.C. File No. 1-8100), and is incorporated herein by reference. †

10.4	Copy of 1998 Executive Loan Program, as amended, relating to financing or refinancing the exercise of options by key directors, officers, and employees adopted by the Eaton Vance Corp. Directors on October 15, 1998 has been filed as Exhibit 10.4 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 2007, (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.5	Copy of 1999 Restricted Stock Plan as adopted by the Eaton Vance Corp. Board of Directors on October 13, 1999 has been filed as Exhibit 10.22 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 1999 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.6	Copy of Amendment No. 1 to the Eaton Vance Corp. Executive Performance-Based Compensation Plan as adopted by the Eaton Vance Corp. Board of Directors on October 11, 2000 has been filed as Exhibit 10.16 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 2000 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.7	Copy of the restated Eaton Vance Corp. Supplemental Profit Sharing Plan as adopted by the Eaton Vance Corp. Board of Directors on October 11, 2000 has been filed as Exhibit 10.17 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 2000 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.8	Copy of Stock Option Income Deferral Plan as adopted by the Eaton Vance Corp. Board of Directors on April 18, 2001 has been filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company for the fiscal quarter ended April 30, 2001, (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.9	Copy of 1986 Employee Stock Purchase Plan – Restatement No. 9 as adopted by the Eaton Vance Corp. Board of Directors on July 11, 2001 has been filed as Exhibit 10.19 to the Quarterly Report on Form 10-Q of the Company for the fiscal quarter ended July 31, 2001, (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.10	Copy of 1992 Incentive Plan – Stock Alternative – Restatement No. 5 as adopted by the Eaton Vance Corp. Board of Directors on July 11, 2001 has been filed as Exhibit 10.20 to the Quarterly

Exhibit No.	Description

Report on Form 10-Q of the Company for the fiscal quarter ended July 31, 2001, (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.11	Copy of 1998 Stock Option Plan – Restatement No. 3 as adopted by the Eaton Vance Corp. Board of Directors on December 12, 2001 has been filed as Exhibit 10.22 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 2001, (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.12	Copy of 1998 Executive Loan Program relating to financing or refinancing the exercise of options by employees revised by the Eaton Vance Corp. Board of Directors on July 9, 2003 has been filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company for the quarter ended July 31, 2003 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.13	Copy of 1998 Stock Option Plan – Restatement No. 4 as adopted by the Eaton Vance Corp. Board of Directors on October 20, 2004 has been filed as Exhibit 10.15 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 2004 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.14	Copy of 1998 Stock Option Plan – Restatement No. 5 as adopted by the Eaton Vance Corp. Board of Directors on December 15, 2004 has been filed as Exhibit 10.17 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 2004 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.15	Copy of 1986 Employee Stock Purchase Plan – Restatement No. 10 as adopted by the Eaton Vance Corp. Board of Directors on December 15, 2004 has been filed as Exhibit 10.18 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 2004 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.16	Copy of 1992 Incentive Plan – Stock Alternative – Restatement No. 6 as adopted by the Eaton Vance Corp. Board of Directors on December 15, 2004 has been filed as Exhibit 10.19 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 2004 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.17	Copy of 1999 Restricted Stock Plan – Restatement No. 1 as adopted by the Eaton Vance Corp. Board of Directors on December 15, 2004 has been filed as Exhibit 10.20 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 2004 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.18	Copy of 1998 Stock Option Plan – Restatement No. 8 as adopted by the Eaton Vance Corp. Board of Directors on October 25, 2006 has been filed as Exhibit 10.19 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 2006 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.19	Copy of 1986 Employee Stock Purchase Plan – Restatement No. 11 as adopted by the Eaton Vance Corp. Board of Directors on October 25, 2006 has been filed as Exhibit 10.20 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 2006 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.20	Copy of 2007 Stock Option Plan as adopted by the Eaton Vance Corp. Board of Directors on October 24, 2007 has been filed as Exhibit 10.1 to the Current Report on Form 8-K of the Company on October 29, 2007 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

Exhibit No.	Description

10.21	Copy of 2008 Omnibus Incentive Plan as adopted by the Eaton Vance Corp. Board of Directors on October 30, 2008 has been filed as Exhibit 10.1 to the Current Report on Form 8-K of the Company on November 3, 2008 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.22	Copy of 2008 Omnibus Incentive Plan as adopted by the Eaton Vance Corp. Board of Directors on October 30, 2008 has been filed as Exhibit 10.1 as part of the Current Report on Form 8-K/A of the Company on December 4, 2008 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.23	Copy of 2008 Omnibus Incentive Plan as amended and restated by the Eaton Vance Corp. Board of Directors on January 7, 2009 has been filed as Exhibit 10.1 to the Current Report on Form 8-K/A of the Company on January 12, 2009 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.24	Copy of 2008 Omnibus Incentive Plan Restatement No. 2 as approved by the Eaton Vance Corp. Board of Directors on October 21, 2009 and the Voting Shareholders on October 23, 2009 has been filed as Exhibit 10.1 to the Current Report on Form 8-K of the Company on October 29, 2009 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.25	Copy of 2009 Amendment to the 2007 Stock Option Plan as approved by the Eaton Vance Corp. Board of Directors on October 21, 2009 and the Voting Shareholders on October 23, 2009 has been filed as Exhibit 10.2 to the Current Report on Form 8-K of the Company on October 29, 2009 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.26	Copy of Annual Performance Incentive Plan for Non-Covered Employees as approved by the Eaton Vance Corp. Board of Directors on October 21, 2009 and the Voting Shareholders on October 23, 2009 has been filed as Exhibit 10.3 to the Current Report on Form 8-K of the Company on October 29, 2009 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.27	Copy of 2010 Amendment to the Eaton Vance Employee Loan Program (formerly called the Eaton Vance Corp. 1998 Executive Loan Program) as approved by the Eaton Vance Corp. Board of Directors and the Voting Shareholders on October 26, 2010 has been filed as Exhibit 10.28 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 2010 (S.E.C File No. 1-8100) and is incorporated herein by reference.†

10.28	Copy of 1986 Employee Stock Purchase Plan – Restatement No. 12 as approved by the Eaton Vance Corp. Board of Directors and the Voting Shareholders on October 26, 2010 has been filed as Exhibit 10.29 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 2010 (S.E.C File No. 1-8100) and is incorporated herein by reference. †

10.29	Copy of 2008 Omnibus Incentive Plan Restatement No. 3 as approved by the Eaton Vance Corp. Board of Directors and the Voting Shareholders on October 26, 2010 has been filed as Exhibit 10.1 to the Current Report on Form 8-K of the Company on December 16, 2010 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.30	Copy of 2010 Amendment to the Annual Performance Incentive Plan for Non-Covered Employees as approved by the Eaton Vance Corp. Board of Directors and Voting Shareholders on October 26, 2010 has been filed as Exhibit 10.31 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 2010 (S.E.C File No. 1-8100) and is incorporated herein by reference. †

10.31	Copy of 2008 Omnibus Incentive Plan Restatement No. 4 as approved by the Eaton Vance Corp. Board of Directors and the Voting Shareholders on October 26, 2011 has been filed as Exhibit 10.1

Exhibit No.	Description

to the Current Report on Form 8-K of the Company on October 31, 2011 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.32	Copy of Eaton Vance Corp. Executive Performance-Based Compensation Plan Restatement No. 2 as approved by the Eaton Vance Corp. Board of Directors and the Voting Shareholders on October 26, 2011 has been filed as Exhibit 10.2 to the Current Report on Form 8-K of the Company on October 31, 2011 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.33	Copy of the Credit Agreement, dated June 4, 2012, between Eaton Vance Corp. as borrower, and JP Morgan Chase Bank N.A., as administrative agent, J.P. Morgan Securities LLC as sole lead arranger and sole bookmaker and Eaton Vance Management (wholly-owned subsidiary of Eaton Vance Corp.) as guarantor and the lenders, filed as Exhibit 10.1 to the Current Report on Form 8-K of the Company on June 4, 2012 (S.E.C. File No. 1-8100) and is incorporated herein by reference.†

10.34	Copy of the 2008 Omnibus Incentive Plan Restatement No. 5 as approved by the Eaton Vance Corp. Board of Directors and the Voting Shareholders on October 24, 2012 has been filed as Exhibit 10.1 to the Current Report on Form 8-K of the Company on October 26, 2012 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.35	Copy of the 2013 Amendment to the Eaton Vance Employee Loan Program (formerly called the Eaton Vance Corp. 1998 Executive Loan Program) as approved by the Eaton Vance Corp. Board of Directors on April 10, 2013 has been filed as Exhibit 10.35 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 2013 (S.E.C. File No 1-8100) and is incorporated herein by reference. †

10.36	Copy of the 2013 Employee Stock Purchase Plan as approved by the Eaton Vance Corp. Board of Directors on October 3, 2013 and the Voting Shareholders on October 4, 2013 has been filed as Exhibit 10.1 to the Current Report on Form 8-K on October 9, 2013 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.37	Copy of the 2013 Nonqualified Employee Stock Purchase Plan as approved by the Eaton Vance Corp. Board of Directors on October 3, 2013 and the Voting Shareholders on October 4, 2013 has been filed as Exhibit 10.2 to the Current Report on Form 8-K on October 9, 2013 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.38	Copy of the 2013 Incentive Compensation Nonqualified Employee Stock Purchase Plan as approved by the Eaton Vance Corp. Board of Directors on October 3, 2013 and the Voting Shareholders on October 4, 2013 has been filed as Exhibit 10.3 to the Current Report on Form 8-K on October 9, 2013 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.39	Copy of the Eaton Vance Corp. Executive Performance-Based Compensation Plan Restatement No. 3 as approved by the Board of Directors and Voting Shareholders on October 17, 2013 has been filed as Exhibit 10.1 to the Current Report on Form 8-K on October 21, 2013 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.40	Copy of the 2013 Omnibus Incentive Plan as approved by the Eaton Vance Corp. Board of Directors and the Voting Shareholders on October 23, 2013 has been filed as Exhibit 99.1 to the Current Report on Form 8-K/A on November 6, 2013 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.41	Copy of the Credit Agreement, dated October 21, 2014, between Eaton Vance Corp. as borrower and Wells Fargo Bank, National Association as administrative agent and Eaton Vance Management (wholly-owned subsidiary of Eaton Vance Corp.) as guarantor and the lenders has been filed as Exhibit 10.1 to the Current Report on Form 8-K on October 23, 2014 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

Exhibit No.	Description

10.42	Copy of the 2014 Amendment to the Eaton Vance Employee Loan Program (formerly called the Eaton Vance Corp. 1998 Executive Loan Program) as approved by the Eaton Vance Corp. Board of Directors on October 29, 2014 (filed herewith). †

10.43	Copy of the Parametric Portfolio Associates LLC, Long-term Equity Incentive Plan (filed herewith). †

21.1	List of the Company’s Subsidiaries as of October 31, 2014 (filed herewith).

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

99.1	List of Eaton Vance Corp. Open Registration Statements (filed herewith).

101	Materials from the Eaton Vance Corp. Annual Report on Form 10-K for the year ended October 31, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) related Notes to the Consolidated Financial Statements, tagged in detail (filed herewith).

†	Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

