Form 10-Q
period 2015-01-31
EATON VANCE CORP
filed 2015-03-06
CIK 350797

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the quarterly period ended January 31, 2015

or

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

Shares outstanding as of January 31, 2015:

Voting Common Stock – 429,005 shares

Non-Voting Common Stock – 117,999,120 shares

Eaton Vance Corp.

Form 10-Q

As of January 31, 2015 and for the

Three Month Period Ended January 31, 2015

Part I - Financial Information

Item 1.  Consolidated Financial Statements

Eaton Vance Corp.

Consolidated Balance Sheets (unaudited)

	January 31,	October 31,
(in thousands)	2015	2014

Assets

Cash and cash equivalents	$247,324	$385,215
Investment advisory fees and other receivables	182,711	186,344
Investments	624,027	624,605
Assets of consolidated collateralized loan obligation ("CLO") entity:
Cash and cash equivalents	15,387	8,963
Bank loans and other investments	127,493	147,116
Other assets	544	371
Deferred sales commissions	19,560	17,841
Deferred income taxes	42,015	46,099
Equipment and leasehold improvements, net	44,135	45,651
Intangible assets, net	62,818	65,126
Goodwill	228,876	228,876
Other assets	95,921	103,879
Total assets	$1,690,811	$1,860,086

See notes to Consolidated Financial Statements.

Eaton Vance Corp.

Consolidated Balance Sheets (unaudited) (continued)

	January 31,	October 31,
(in thousands, except share data)	2015	2014
Liabilities, Temporary Equity and Permanent Equity

Liabilities:

Accrued compensation	$61,537	$181,064
Accounts payable and accrued expenses	75,673	64,598
Dividend payable	30,409	30,057
Debt	573,694	573,655
Liabilities of consolidated CLO entity:
Senior and subordinated note obligations	140,490	151,982
Other liabilities	269	298
Other liabilities	97,537	93,485
Total liabilities	979,609	1,095,139

Commitments and contingencies

Temporary Equity:

Redeemable non-controlling interests	103,742	107,466

Permanent Equity:

Voting Common Stock, par value $0.00390625 per share:
Authorized, 1,280,000 shares
Issued and outstanding, 429,005 and 415,078 shares, respectively	2	2
Non-Voting Common Stock, par value $0.00390625 per share:
Authorized, 190,720,000 shares
Issued and outstanding, 117,999,120 and 117,846,273 shares, respectively	461	460
Additional paid-in capital	-	-
Notes receivable from stock option exercises	(9,197)	(8,818)
Accumulated other comprehensive loss	(42,086)	(17,996)
Appropriated retained earnings	2,514	2,467
Retained earnings	653,984	679,061
Total Eaton Vance Corp. shareholders' equity	605,678	655,176
Non-redeemable non-controlling interests	1,782	2,305
Total permanent equity	607,460	657,481
Total liabilities, temporary equity and permanent equity	$1,690,811	$1,860,086

See notes to Consolidated Financial Statements.

Eaton Vance Corp.

Consolidated Statements of Income (unaudited)

	Three Months Ended
	January 31,
(in thousands, except per share data)	2015	2014
Revenue:
Investment advisory and administrative fees	$301,813	$304,713
Distribution and underwriter fees	21,036	21,621
Service fees	29,847	32,291
Other revenue	2,234	1,636
Total revenue	354,930	360,261
Expenses:
Compensation and related costs	120,192	118,822
Distribution expense	106,267	35,548
Service fee expense	27,780	29,205
Amortization of deferred sales commissions	3,728	4,970
Fund-related expenses	8,706	8,453
Other expenses	37,697	39,063
Total expenses	304,370	236,061
Operating income	50,560	124,200
Non-operating income (expense):
Gains and other investment income, net	2,802	413
Interest expense	(7,336)	(7,400)
Other income (expense) of consolidated CLO entities:
Gains and other investment income, net	1,301	8,709
Interest and other expense	(1,194)	(7,835)
Total non-operating expense	(4,427)	(6,113)
Income before income taxes and equity in net income of affiliates	46,133	118,087
Income taxes	(16,770)	(44,642)
Equity in net income of affiliates, net of tax	3,146	3,285
Net income	32,509	76,730
Net income attributable to non-controlling and other beneficial interests	(3,506)	(5,372)
Net income attributable to Eaton Vance Corp. shareholders	$29,003	$71,358
Earnings per share:
Basic	$0.25	$0.59
Diluted	$0.24	$0.56
Weighted average shares outstanding:
Basic	114,592	118,451
Diluted	119,690	124,480
Dividends declared per share	$0.25	$0.22

See notes to Consolidated Financial Statements.

Eaton Vance Corp.

Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended
	January 31,
(in thousands)	2015	2014

Net income	$32,509	$76,730

Other comprehensive income (loss):
Amortization of net gains (losses) on derivatives, net of tax	3	3
Unrealized holding losses on available-for-sale investments and reclassification adjustments, net of tax	(642)	(493)
Foreign currency translation adjustments, net of tax	(23,451)	(8,008)

Other comprehensive loss, net of tax	(24,090)	(8,498)

Total comprehensive income	8,419	68,232
Comprehensive income attributable to non-controlling and other beneficial interests	(3,506)	(5,372)
Total comprehensive income attributable to Eaton Vance Corp. shareholders	$4,913	$62,860

See notes to Consolidated Financial Statements.

Eaton Vance Corp.

Consolidated Statements of Shareholders' Equity (unaudited)

	Permanent Equity									Temporary Equity
(in thousands)	Voting Common Stock	Non-Voting Common Stock	Additional Paid-In Capital	Notes Receivable from Stock Option Exercises	Accumulated Other Comprehensive Loss	Appropriated Retained Earnings	Retained Earnings	Non- Redeemable Non- Controlling Interests	Total Permanent Equity	Redeemable Non- Controlling Interests
Balance, November 1, 2014	$2	$460	$-	$(8,818)	$(17,996)	$2,467	$679,061	$2,305	$657,481	$107,466
Net income	-	-	-	-	-	47	29,003	1,155	30,205	2,304
Other comprehensive loss	-	-	-	-	(24,090)	-	-	-	(24,090)	-
Dividends declared ($0.25 per share)	-	-	-	-	-	-	(29,621)	-	(29,621)	-
Issuance of Voting Common Stock	-	-	77	-	-	-	-	-	77	-
Issuance of Non-Voting Common Stock:
On exercise of stock options	-	2	11,891	(626)	-	-	-	-	11,267	-
Under employee stock purchase plans	-	-	1,533	-	-	-	-	-	1,533	-
Under employee incentive plans	-	-	207	-	-	-	-	-	207	-
Under restricted stock plan, net of forfeitures	-	4	-	-	-	-	-	-	4	-
Stock-based compensation	-	-	17,233	-	-	-	-	-	17,233	-
Tax benefit of stock option exercises	-	-	3,985	-	-	-	-	-	3,985	-
Repurchase of Non-Voting Common Stock	-	(5)	(35,259)	-	-	-	(24,459)	-	(59,723)	-
Principal repayments on notes receivable from stock option exercises	-	-	-	247	-	-	-	-	247	-
Net subscriptions (redemptions/distributions) of non-controlling interest holders	-	-	-	-	-	-	-	(1,081)	(1,081)	(529)
Net consolidations (deconsolidations) of sponsored investment funds	-	-	-	-	-	-	-	-	-	1,245
Reclass to temporary equity	-	-	-	-	-	-	-	(597)	(597)	597
Purchase of non-controlling interests	-	-	-	-	-	-	-	-	-	(7,008)
Other changes in non-controlling interests	-	-	333	-	-	-	-	-	333	(333)
Balance, January 31, 2015	$2	$461	$-	$(9,197)	$(42,086)	$2,514	$653,984	$1,782	$607,460	$103,742

See notes to Consolidated Financial Statements.

Eaton Vance Corp.

Consolidated Statements of Shareholders' Equity (unaudited)

	Permanent Equity									Temporary Equity
(in thousands)	Voting Common Stock	Non-Voting Common Stock	Additional Paid-In Capital	Notes Receivable from Stock Option Exercises	Accumulated Other Comprehensive Loss	Appropriated Retained Earnings	Retained Earnings	Non- Redeemable Non- Controlling Interests	Total Permanent Equity	Redeemable Non- Controlling Interests
Balance, November 1, 2013	$2	$474	$124,837	$(7,122)	$(177)	$10,249	$541,521	$1,755	$671,539	$74,856
Net income	-	-	-	-	-	(305)	71,358	1,358	72,411	4,319
Other comprehensive loss	-	-	-	-	(8,498)	-	-	-	(8,498)	-
Dividends declared ($0.22 per share)	-	-	-	-	-	-	(26,929)	-	(26,929)	-
Issuance of Voting Common Stock	-	-	59	-	-	-	-	-	59	-
Issuance of Non-Voting Common Stock:
On exercise of stock options	-	4	24,723	(1,372)	-	-	-	-	23,355	-
Under employee stock purchase plans	-	-	1,909	-	-	-	-	-	1,909	-
Under employee incentive plans	-	-	807	-	-	-	-	-	807	-
Under restricted stock plan, net of forfeitures	-	4	-	-	-	-	-	-	4	-
Stock-based compensation	-	-	14,815	-	-	-	-	-	14,815	-
Tax benefit of stock option exercises	-	-	10,488	-	-	-	-	-	10,488	-
Repurchase of Voting Common Stock	-	-	(77)	-	-	-	-	-	(77)	-
Repurchase of Non-Voting Common Stock	-	(4)	(43,535)	-	-	-	-	-	(43,539)	-
Principal repayments on notes receivable from stock option exercises	-	-	-	1,479	-	-	-	-	1,479	-
Net subscriptions (redemptions/distributions) of non-controlling interest holders	-	-	-	-	-	-	-	(1,055)	(1,055)	(1,350)
Net consolidations (deconsolidations) of sponsored investment funds	-	-	-	-	-	-	-	-	-	(745)
Reclass to temporary equity	-	-	-	-	-	-	-	(352)	(352)	352
Purchase of non-controlling interests	-	-	-	-	-	-	-	-	-	(6,839)
Issuance of subsidiary equity	-	-	-	-	-	-	-	-	-	9,935
Other changes in non-controlling interests	-	-	(10,327)	-	-	-	-	-	(10,327)	10,327
Balance, January 31, 2014	$2	$478	$123,699	$(7,015)	$(8,675)	$9,944	$585,950	$1,706	$706,089	$90,855

See notes to Consolidated Financial Statements.

Eaton Vance Corp.

Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended
	January 31,
(in thousands)	2015	2014

Cash Flows From Operating Activities:
Net income	$32,509	$76,730
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	5,856	5,584
Amortization of deferred sales commissions	3,732	4,980
Stock-based compensation	17,233	14,815
Deferred income taxes	4,323	19,255
Net losses on investments and derivatives	632	492
Equity in net income of affiliates, net of amortization	(3,270)	(3,571)
Dividends received from affiliates	3,148	5,374
Consolidated CLO entities' operating activities:
Net (gains) losses on bank loans, other investments and note obligations	92	(2,955)
Amortization	(37)	(421)
Net decrease in other assets and liabilities, including cash	(6,800)	(134,112)
Changes in operating assets and liabilities:
Investment advisory fees and other receivables	3,683	1,442
Investments in trading securities	(37,626)	(70,878)
Deferred sales commissions	(5,447)	(3,722)
Other assets	4,118	2,885
Accrued compensation	(119,384)	(104,172)
Accounts payable and accrued expenses	10,995	9,062
Other liabilities	19,709	8,311
Net cash used for operating activities	(66,534)	(170,901)

Cash Flows From Investing Activities:
Additions to equipment and leasehold improvements	(1,720)	(1,706)
Proceeds from sale of investments	17,657	15,716
Purchase of investments	(218)	(18,226)
Consolidated CLO entities' investing activities:
Proceeds from sales and maturities of bank loans and other investments	18,170	207,994
Purchase of bank loans and other investments	(9)	(162,013)
Net cash provided by investing activities	33,880	41,765

See notes to Consolidated Financial Statements.

Eaton Vance Corp.

Consolidated Statements of Cash Flows (unaudited) (continued)

	Three Months Ended
	January 31,
(in thousands)	2015	2014
Cash Flows From Financing Activities:
Purchase of additional non-controlling interest	(18,602)	(26,872)
Proceeds from issuance of Voting Common Stock	77	59
Proceeds from issuance of Non-Voting Common Stock	13,011	26,075
Repurchase of Voting Common Stock	-	(77)
Repurchase of Non-Voting Common Stock	(59,723)	(43,539)
Principal repayments on notes receivable from stock option exercises	247	1,479
Excess tax benefit of stock option exercises	3,985	10,488
Dividends paid	(29,268)	(26,739)
Net subscriptions received from (redemptions/distributions paid to) non-controlling interest holders	(1,610)	(2,405)
Consolidated CLO entities' financing activities:
Repayment of line of credit	-	(247,789)
Repayment of redeemable preferred shares	-	(60,000)
Issuance of senior and subordinated notes and preferred shares	-	429,582
Principal repayments of senior note obligations	(11,204)	(29,868)
Net cash provided by (used for) financing activities	(103,087)	30,394
Effect of currency rate changes on cash and cash equivalents	(2,150)	(1,190)
Net decrease in cash and cash equivalents	(137,891)	(99,932)
Cash and cash equivalents, beginning of period	385,215	461,906
Cash and cash equivalents, end of period	$247,324	$361,974
Supplemental Cash Flow Information:
Cash paid for interest	$5,965	$5,678
Cash paid for interest by consolidated CLO entities	1,203	1,955
Cash paid for income taxes, net of refunds	3,699	3,519
Supplemental Disclosure of Non-Cash Information:
Increase in equipment and leasehold improvements due to non-cash additions	$209	$87
Exercise of stock options through issuance of notes receivable	626	1,372
Acquisition of non-controlling interests through issuance of subsidiary equity	-	9,935
Net Consolidations (Deconsolidations) of Sponsored Investment Funds:
Increase (decrease) in investments	$1,242	$(776)
Increase (decrease) in non-controlling interests	1,245	(745)

See notes to Consolidated Financial Statements.

Eaton Vance Corp.

Notes to Consolidated Financial Statements (unaudited)

1.     Summary of Significant Accounting Policies

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

Payments to end certain closed-end fund service and additional compensation arrangements

During the first quarter of fiscal 2015, the Company made a one-time payment of $73.0 million to terminate certain closed-end fund service and additional compensation arrangements with a significant distribution partner.  The payment was included as a component of distribution expense in the Company’s Consolidated Statement of Income for the three months ended January 31, 2015.

2.     New Accounting Standards Not Yet Adopted

Consolidation

In February 2015, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2015-02, Amendments to the Consolidation Analysis, which amends the consolidation requirements in Accounting Standards Codification (“ASC”) 810, Consolidation. Under the amendments in this ASU, all entities, including limited partnerships and similar legal entities, are now within the scope of ASC 810, unless a scope exception applies. The presumption that a general partner controls a limited partnership has been eliminated. In addition, fees paid to decision makers that meet certain conditions no longer cause the decision makers to consolidate variable interest entities (“VIEs”) in certain instances, with the amendments placing more emphasis on variable interests other than fee arrangements in the consolidation evaluation. This ASU also eliminates the deferral under ASU 2010-10, Consolidation - Amendments for Certain Investment Funds, and, as such, the Company must evaluate any entities that qualified for the deferral to determine whether these entities are VIEs and whether they should be consolidated. The new guidance is effective for annual periods, and interim periods within those annual periods, for the Company’s fiscal year that begins on November 1, 2016 and allows for either a full retrospective or a modified retrospective adoption approach. Early adoption is allowed, but the guidance must be applied as of the beginning of the annual period containing the adoption date. The Company is currently evaluating the potential impact on its Consolidated Financial Statements and related disclosures.

3.    Consolidated Sponsored Funds

The following table sets forth the balances related to consolidated sponsored funds at January 31, 2015 and October 31, 2014, as well as the Company’s net interest in these funds:

(in thousands)	January 31, 2015	October 31, 2014
Investments	$245,614	$172,413
Other assets	24,120	19,474
Other liabilities	(46,479)	(32,559)
Redeemable non-controlling interests	(11,393)	(8,983)
Net interest in consolidated sponsored funds(1)	$211,862	$150,345

(1)	Excludes the Company's investment in its consolidated CLO entity, which is discussed in Note 8.

The Company did not deconsolidate any sponsored funds during the three months ended January 31, 2015. During the three months ended January 31, 2014, the Company deconsolidated one sponsored fund.

4.     Investments

The following is a summary of investments at January 31, 2015 and October 31, 2014:

(in thousands)	January 31, 2015	October 31, 2014
Investment securities, trading:
Short-term debt	$115,823	$156,972
Consolidated sponsored funds	245,614	172,413
Separately managed accounts	54,437	51,660
Total investment securities, trading	415,874	381,045
Investment securities, available-for-sale	35,184	30,167
Investments in non-consolidated CLO entities	4,064	4,033
Investments in equity method investees	165,897	206,352
Investments, other	3,008	3,008
Total investments(1)	$624,027	$624,605

(1)	Excludes the Company's investment in its consolidated CLO entity, which is discussed in Note 8.

Investment securities, trading

The following is a summary of the fair value of investments classified as trading at January 31, 2015 and October 31, 2014:

(in thousands)	January 31, 2015	October 31, 2014
Short-term debt	$115,823	$156,972
Other debt - consolidated sponsored funds and separately managed accounts	121,086	83,824
Equity securities - consolidated sponsored funds and separately managed accounts	178,965	140,249
Total investment securities, trading	$415,874	$381,045

During the three months ended January 31, 2015, the Company seeded investments in four sponsored funds and seven separately managed accounts. During the three months ended January 31, 2014, the Company seeded investments in two sponsored funds. The Company did not seed any separately managed accounts during the three months ended January 31, 2014.

The Company recognized losses related to trading securities still held at the reporting date of $6.2 million and $5.0 million for the three months ended January 31, 2015 and 2014, respectively.

Investment securities, available-for-sale

The following is a summary of the gross unrealized gains (losses) included in accumulated other comprehensive loss related to securities classified as available-for-sale at January 31, 2015 and October 31, 2014:

January 31, 2015		Gross Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
Investment securities, available-for-sale	$27,039	$8,901	$(756)	$35,184

October 31, 2014		Gross Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
Investment securities, available-for-sale	$21,032	$9,159	$(24)	$30,167

Net unrealized holding losses on investment securities classified as available-for-sale included in other comprehensive income (loss), net of tax, were $0.9 million and $0.8 million for the three months ended January 31, 2015 and 2014 respectively.

The Company evaluated gross unrealized losses of $0.8 million as of January 31, 2015 and determined that these losses were not other-than-temporary, primarily because the Company has both the ability and intent to hold the investments for a period of time sufficient to recover such losses. The aggregate fair value of investments with unrealized losses was $17.0 million at January 31, 2015. No investment with a gross unrealized loss has been in a loss position for greater than one year.

The following is a summary of the Company’s realized gains and losses upon disposition of investments classified as available-for-sale for the three months ended January 31, 2015 and 2014:

	Three Months Ended
	January 31,
(in thousands)	2015	2014
Gains	$50	$433
Losses	(6)	(370)
Net realized gains	$44	$63

Investments in equity method investees

The Company has a 49 percent interest in Hexavest Inc. (“Hexavest”), a Montreal, Canada-based investment adviser. The carrying value of this investment was $147.6 million and $166.0 million, at January 31, 2015 and October 31, 2014, respectively. At January 31, 2015, the Company’s investment in Hexavest consisted of $5.6 million of equity in the net assets of Hexavest, intangible assets of $29.3 million and goodwill of

$120.6 million, net of a deferred tax liability of $7.9 million. At October 31, 2014, the Company’s investment in Hexavest consisted of $5.9 million of equity in the net assets of Hexavest, intangible assets of $33.5 million and goodwill of $135.6 million, net of a deferred tax liability of $9.0 million. The investment is denominated in Canadian dollars and is subject to foreign currency translation adjustments, which are recorded in accumulated other comprehensive income (loss).

The Company has a 7 percent equity interest in a private equity partnership managed by a third party that invests in companies in the financial services industry. The Company’s investment in the partnership was $4.3 million and $4.2 million at January 31, 2015 and October 31, 2014, respectively.

The Company had equity-method investments in the following Eaton Vance-sponsored funds as of January 31, 2015 and October 31, 2014:

	Equity Ownership Interest (%)		Carrying Value ($)(1)
	January 31,	October 31,	January 31,	October 31,
(dollar amounts in thousands)	2015	2014	2015	2014
Eaton Vance Real Estate Fund	21%	34%	$7,709	$11,953
Eaton Vance Tax-Advantaged Bond Strategies Long Term Fund	25%	27%	6,303	6,105
Eaton Vance Focused Growth Opportunities Fund	-	33%	-	9,559
Eaton Vance Focused Value Opportunities Fund	-	32%	-	7,588
Eaton Vance Currency Income Advantage Fund	-	43%	-	973
Total			$14,012	$36,178

(1)	The carrying value of equity method investments in Company-sponsored funds is measured based on the funds’ net asset values. The Company has the ability to redeem its investments in these funds at any time. Not shown are Company investments in certain of the above-listed funds that were not accounted for as equity method investments as of the indicated date.

The Company did not recognize any impairment losses related to its investments in equity method investees during the three months ended January 31, 2015 or 2014.

During the three months ended January 31, 2015 and 2014, the Company received dividends of $3.1 million and $5.4 million, respectively, from its investments in equity method investees.

5.    Fair Value Measurements

The following tables summarize financial assets and liabilities measured at fair value on a recurring basis and their assigned levels within the valuation hierarchy at January 31, 2015 and October 31, 2014:

January 31, 2015

(in thousands)	Level 1	Level 2	Level 3	Other Assets Not Held at Fair Value	Total

Financial assets:
Cash equivalents	$17,991	$14,597	$-	$-	$32,588
Investments:
Investment securities, trading:
Short-term debt	-	115,823	-	-	115,823
Other debt - consolidated sponsored funds and separately managed accounts	33,546	87,540	-	-	121,086
Equity - consolidated sponsored funds and separately managed accounts	119,982	58,983	-	-	178,965
Investment securities, available-for-sale	28,677	6,507	-	-	35,184
Investments in non-consolidated CLO entities(1)	-	-	-	4,064	4,064
Investments in equity method investees(2)	-	-	-	165,897	165,897
Investments, other(3)	-	61	-	2,947	3,008
Derivative instruments	-	4,110	-	-	4,110
Assets of consolidated CLO entity:
Cash equivalents	12,768	-	-	-	12,768
Bank loans and other investments	-	127,446	47	-	127,493
Total financial assets	$212,964	$415,067	$47	$172,908	$800,986

Financial liabilities:
Derivative instruments	$-	$2,487	$-	$-	$2,487
Securities sold, not yet purchased	-	2,930	-	-	2,930
Liabilities of consolidated CLO entity:
Senior and subordinated note obligations	-	2,682	137,808	-	140,490
Total financial liabilities	$-	$8,099	$137,808	$-	$145,907

October 31, 2014

(in thousands)	Level 1	Level 2	Level 3	Other Assets Not Held at Fair Value	Total

Financial assets:
Cash equivalents	$19,599	$60,312	$-	$-	$79,911
Investments:
Investment securities, trading:
Short-term debt	-	156,972	-	-	156,972
Other debt - consolidated sponsored funds and separately managed accounts	10,799	73,025	-	-	83,824
Equity - consolidated sponsored funds and separately managed accounts	86,504	53,745	-	-	140,249
Investment securities, available-for-sale	23,600	6,567	-	-	30,167
Investments in non-consolidated CLO entities(1)	-	-	-	4,033	4,033
Investments in equity method investees(2)	-	-	-	206,352	206,352
Investments, other(3)	-	61	-	2,947	3,008
Derivative instruments	-	4,416	-	-	4,416
Assets of consolidated CLO entity:
Cash equivalents	8,697	-	-	-	8,697
Bank loans and other investments	-	146,315	801	-	147,116
Total financial assets	$149,199	$501,413	$801	$213,332	$864,745

Financial liabilities:
Derivative instruments	$-	$2,618	$-	$-	$2,618
Securities sold, not yet purchased	-	981	-	-	981
Liabilities of consolidated CLO entity:
Senior and subordinated note obligations	-	2,672	149,310	-	151,982
Total financial liabilities	$-	$6,271	$149,310	$-	$155,581

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

Derivative instruments

Derivative instruments, which include foreign exchange contracts, stock index futures contracts, commodity futures contracts, interest rate futures contracts and total return swaps, are recorded as either other assets or other liabilities on the Company’s Consolidated Balance Sheets. Foreign exchange contracts are valued by interpolating a value using the spot foreign exchange rate and forward points, which are based on spot rate and currency interest rate differentials. Stock index futures contracts, commodity futures contracts, interest rate futures contracts and total return swaps are valued using a third-party pricing service that determines fair value based on bid and ask prices. Derivative instruments generally are classified as Level 2 within the fair value measurement hierarchy.

Assets of consolidated CLO entity

Assets of the Company’s consolidated CLO entity include investments in bank loans, debt securities, money market funds, equity securities and warrants. Fair value is determined utilizing unadjusted quoted market prices when available. Investments in money market funds are valued using published net asset values and are classified as Level 1 within the fair value measurement hierarchy. Debt securities, equity securities and warrants are valued using the same techniques as described above for trading securities. Interests in senior floating-rate loans for which reliable market quotations are readily available are valued generally at the average mid-point of bid and ask quotations obtained from a third-party pricing service. Fair value may also be based upon valuations obtained from independent third-party brokers or dealers utilizing matrix pricing models that consider information regarding securities with similar characteristics. In certain instances, fair value has been determined utilizing discounted cash flow analyses or single broker non-binding quotes. Depending on the nature of the inputs, these assets are classified as Level 1, 2 or 3 within the fair value measurement hierarchy.

Securities sold, not yet purchased

Securities sold, not yet purchased, are recorded as other liabilities on the Company’s Consolidated Balance Sheets and are valued by a third-party pricing service that determines fair value based on bid and ask prices. Securities sold, not yet purchased, generally are classified as Level 2 within the fair value measurement hierarchy.

Liabilities of consolidated CLO entity

Liabilities of the Company’s consolidated CLO entity include debt securities and senior and subordinated note obligations. Debt securities are valued based upon quoted prices for identical or similar liabilities that are not active and inputs other than quoted prices that are observable or corroborated by observable market data. Senior and subordinated notes are valued utilizing an income-approach model in which one or more significant inputs are unobservable in the market. A full description of the valuation technique is included below within the valuation process disclosure. Depending on the nature of the inputs, these liabilities are classified as Level 2 or 3 within the fair value measurement hierarchy.

Transfers in and out of Levels

The following table summarizes fair value transfers between Level 1 and Level 2 of the fair value measurement hierarchy for the three months ended January 31, 2015 and 2014:

	Three Months Ended
	January 31,
(in thousands)	2015	2014
Transfers from Level 1 into Level 2(1)	$4,962	$620
Transfers from Level 2 into Level 1(2)	58	38

(1)	Transfers from Level 1 into Level 2 primarily represent debt and equity securities formerly classified as Level 1 for which unadjusted quoted market prices in active markets became unavailable in the current period.

(2)	Transfers from Level 2 into Level 1 primarily represent debt and equity securities formerly classified as Level 2 for which unadjusted quoted market prices in active markets became available in the current period.

Level 3 assets and liabilities

The following table shows a reconciliation of the beginning and ending fair value measurements of assets and liabilities valued on a recurring basis and classified as Level 3 within the fair value measurement hierarchy for the three months ended January 31, 2015 and 2014:

	Three Months Ended		Three Months Ended
	January 31, 2015		January 31, 2014
(in thousands)	Bank loans and other investments of consolidated CLO entity	Senior and subordinated note obligations of consolidated CLO entity	Bank loans and other investments of consolidated CLO entities	Senior and subordinated note obligations and redeemable preferred shares of consolidated CLO entities

Beginning balance	$801	$149,310	$1,245	$276,476
Issuance of senior and subordinated notes and redeemable preferred shares	-	-	-	421,523
Net gains (losses) on investments and note obligations included in net income(1)	(371)	(1,677)	(1,238)	(2,161)
Additions(2)	-	1,379	-	-
Principal paydown	-	(11,204)	-	(29,868)
Transfers out of Level 3(3)	(383)	-	-	-
Ending balance	$47	$137,808	$7	$665,970
Change in unrealized gains (losses) included in net income relating to assets and liabilities held	$(371)	$(1,677)	$(1,238)	$(2,161)

(1)	Substantially all net gains (losses) on investments and note obligations and redeemable preferred shares attributable to the assets and borrowings of the Company's consolidated CLO entities are allocated to non-controlling and other beneficial interests on the Company's Consolidated Statements of Income.
(2)	Represents the Company's subordinated interest, which was previously eliminated in consolidation. The Company sold its interest in the first quarter of fiscal 2015. Refer to Note 8.
(3)	Transfers out of Level 3 into Level 2 of the fair value measurement hierarchy were due to an increase in the observability of the inputs used in determining the fair value of certain instruments.

The following table shows the valuation technique and significant unobservable inputs utilized in the fair value measurement of Level 3 liabilities of the consolidated CLO entity at January 31, 2015 and October 31, 2014:

January 31, 2015		Valuation	Unobservable	Value/
($ in thousands)	Fair Value	Technique	Inputs(1)	Range

			Prepayment rate	30 percent
			Recovery rate	70 percent
			Default rate	200 bps
Senior and subordinated note obligations	$137,808	Income approach	Discount rate	75-260 bps

October 31, 2014		Valuation	Unobservable	Value/
($ in thousands)	Fair Value	Technique	Inputs(1)	Range

			Prepayment rate	30 percent
			Recovery rate	70 percent
			Default rate	200 bps
Senior and subordinated note obligations	$149,310	Income approach	Discount rate	75-250 bps

(1)	Discount rate refers to spread over LIBOR. Lower spreads relate to the more senior tranches in the CLO note structure; higher spreads relate to the less senior tranches. The default rate refers to the constant annual default rate. The recovery rate is the expected recovery of defaulted amounts received through asset sales, recovery through bankruptcy restructuring or other settlement processes. The prepayment rate is the rate at which the underlying collateral is expected to repay principal.

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

Sensitivity to changes in significant unobservable inputs

For senior and subordinated notes issued by the Company’s consolidated CLO entity, increases (decreases) in discount rates, default rates or prepayment rates in isolation would result in lower (higher) fair value measurements, while increases (decreases) in recovery rates in isolation would result in higher (lower) fair value measurements. Generally, a change in the assumption used for the probability of default is accompanied by a directionally similar change in the assumption used for discount rates and a directionally opposite change in the assumptions used for prepayment and recovery rates.

Although the Company believes the valuation methods described above are appropriate, the use of different methodologies or assumptions to determine fair value could result in different estimates of fair value at the reporting date.

6. Derivative Financial Instruments

Derivative financial instruments designated as cash flow hedges

During the three months ended January 31, 2015 and 2014, the Company reclassified into interest expense $0.1 million of deferred gains related to a forward-starting interest rate swap entered into in connection with the offering of its 3.625 percent unsecured senior notes due June 15, 2023 (“2023 Senior Notes”). At January 31, 2015, the remaining unamortized gain on this transaction was $1.7 million. During the next twelve months, the Company expects to reclassify approximately $0.2 million of the gain into interest expense.

During the three months ended January 31, 2015 and 2014, the Company reclassified into interest expense $0.1 million of deferred losses related to a Treasury lock transaction entered into in connection with the issuance of its 6.5 percent unsecured senior notes due October 2, 2017 (“2017 Senior Notes”). At January 31, 2015, the remaining unamortized loss on this transaction was $0.6 million. During the next twelve months, the Company expects to reclassify approximately $0.2 million of the loss on the Treasury lock transaction into interest expense.

Other derivative financial instruments not designated for hedge accounting

The Company has entered into a series of foreign exchange contracts, stock index futures contracts, commodity futures contracts, interest rate futures contracts and total return swap contracts to hedge currency risk exposure and market risk associated with its investments in certain sponsored funds and separately managed accounts seeded for new product development purposes. Certain of the consolidated sponsored funds and separately managed accounts may utilize derivative financial instruments within their portfolios in pursuit of their stated investment objectives.

At January 31, 2015 and October 31, 2014, excluding derivative financial instruments held in certain consolidated sponsored funds and separately managed accounts, the Company had 13 and 39 foreign exchange contracts outstanding with four counterparties with an aggregate notional value of $9.3 million and $16.8 million, respectively; 1,867 and 2,091 stock index futures contracts outstanding with one counterparty with an aggregate notional value of $163.1 million and $177.3 million, respectively; 609 and 566 commodity futures contracts outstanding with one counterparty with an aggregate notional value of $32.5 million and $32.3 million, respectively; and 116 and 122 interest rate futures contracts outstanding with one counterparty with an aggregate notional value of $12.2 million and $12.4 million, respectively. At January 31, 2015, the Company had two total return swap contracts outstanding with one counterparty with an aggregate notional value of $22.5 million. As of October 31, 2014, the Company did not have any total return swap contracts outstanding. The number of derivative contracts outstanding and the notional values they represent at January 31, 2015 and October 31, 2014 are indicative of derivative balances throughout each respective period.

The following tables present the fair value of derivative financial instruments, excluding derivative financial instruments held in certain consolidated sponsored funds and separately managed accounts, not designated as hedging instruments as of January 31, 2015 and October 31, 2014:

January 31, 2015
	Assets		Liabilities
(in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other assets	$375	Other liabilities	$48
Stock index futures contracts	Other assets	1,961	Other liabilities	1,124
Commodity futures contracts	Other assets	1,774	Other liabilities	831
Interest rate futures contracts	Other assets	-	Other liabilities	389
Total return swap contracts	Other assets	-	Other liabilities	95
Total		$4,110		$2,487

October 31, 2014
	Assets		Liabilities
(in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other assets	$289	Other liabilities	$290
Stock index futures contracts	Other assets	2,685	Other liabilities	1,614
Commodity futures contracts	Other assets	1,442	Other liabilities	631
Interest rate futures contracts	Other assets	-	Other liabilities	83
Total		$4,416		$2,618

The following is a summary of the net gains (losses) recognized in income for the three months ended January 31, 2015 and 2014:

	Income Statement	Three Months Ended January 31,
(in thousands)	Location	2015	2014
Foreign exchange contracts	Gains (losses) and other investment income, net	$561	$1,426
Stock index futures contracts	Gains (losses) and other investment income, net	1,533	2,155
Commodity futures contracts	Gains (losses) and other investment income, net	2,613	15
Interest rate futures contracts	Gains (losses) and other investment income, net	(441)	-
Total return swap contracts	Gains (losses) and other investment income, net	(95)	-
Total		$4,171	$3,596

7. Fair Value Measurements of Other Financial Instruments

Certain financial instruments are not carried at fair value, but their fair value is required to be disclosed. The following is a summary of the carrying amounts and estimated fair values of these financial instruments at January 31, 2015 and October 31, 2014:

	January 31, 2015			October 31, 2014
(in thousands)	Carrying Value	Fair Value	Fair Value level	Carrying Value	Fair Value	Fair Value level
Investments, other	$2,947	$2,947	3	$2,947	$2,947	3
Other assets	$6,547	$6,547	3	$7,363	$7,363	3
Debt	$573,694	$626,150	2	$573,655	$611,015	2

Included in investments, other, is a non-controlling capital interest in Atlanta Capital Management Holdings, LLC (“ACM Holdings”) carried at $1.3 million at January 31, 2015 and October 31, 2014. The carrying value of this investment approximates fair value. Fair value of this investment is determined using a cash flow model that projects future cash flows based upon contractual obligations, to which the Company then applies an appropriate discount rate. The fair value of this investment falls within Level 3 of the fair value measurement hierarchy.

Included in other assets at January 31, 2015 and October 31, 2014 is an option exercisable in 2017 to acquire an additional 26 percent interest in Hexavest carried at $6.5 million and $7.4 million, respectively. The carrying value of this option approximates fair value. The fair value of this option is determined using a Monte Carlo model, which simulates potential future market multiples of earnings before interest and taxes (“EBIT”) and compares this to the contractually fixed multiple of Hexavest’s EBIT at which the option can be exercised. The Monte Carlo model uses this array of simulated multiples and their difference from the contractual multiple times the projected EBIT for Hexavest to estimate the future exercise value of the option, which is then adjusted to present value. The fair value of this investment falls within Level 3 of the fair value measurement hierarchy.

The fair value of the Company’s debt has been determined based on quoted prices in inactive markets and falls within Level 2 of the fair value measurement hierarchy.

8. VIEs

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

Consolidated CLO entities

As of January 31, 2015, the Company deems itself to be the primary beneficiary of one non-recourse CLO entity, Eaton Vance CLO IX. In developing its initial conclusion that it is the primary beneficiary of Eaton Vance CLO IX, the Company determined that it had a more than insignificant variable interest in the entity by virtue of its 8 percent residual interest and the presence of an incentive collateral management fee, which combined exposed the Company to a more than insignificant amount of the entity’s variability relative to its anticipated economic performance. In its role as collateral manager of this entity, the Company has the power to direct the activities that most significantly impact the economic performance of the entity. The Company’s variable interest represents an obligation to absorb losses of, or a right to receive benefits from, the entity that could potentially be significant to the entity. In consideration of these factors, the Company concluded that it is the primary beneficiary of Eaton Vance CLO IX for consolidation accounting purposes.

On November 13, 2014, the Company sold its residual 8 percent interest in Eaton Vance CLO IX to an unrelated third party. The Company continues to serve as collateral manager of the entity and continues to hold variable interests in the entity in the form of collateral management fees. The Company concluded that it remains the primary beneficiary of the entity due to the significance of the variable interest represented by the incentive collateral management fee and, as a result, continues to consolidate Eaton Vance CLO IX subsequent to the disposition of its residual interest.

The significance of the Company’s variable interest in Eaton Vance CLO IX is greater than the significance of the Company’s investments in non-consolidated CLO entities in which the Company also holds variable interests and serves as collateral manager.

The assets of the consolidated CLO entity are held solely as collateral to satisfy the obligations of the entity. The Company has no right to the benefits from, nor does the Company bear the risks associated with, the assets held by this CLO entity beyond the Company’s management fees generated therefrom. The note holders and other creditors of the CLO entity have no recourse to the Company’s general assets. There are neither explicit arrangements nor does the Company hold implicit variable interests that would require the Company to provide any ongoing financial support to the entity.

Interest income and expense are recorded on an accrual basis and reported as gains (losses) and other investment income, net, and as interest expense in interest and other expense, respectively, of the consolidated CLO entities in the Company’s Consolidated Statements of Income for the three months ended January 31, 2015 and 2014. Substantially all ongoing gains (losses) related to the consolidated CLO entities’ bank loans, other investments and note obligations and redeemable preferred shares recorded in earnings for the periods presented are attributable to changes in instrument-specific credit considerations.

Eaton Vance CLO IX

The Company irrevocably elected the fair value option for all financial assets and liabilities of Eaton Vance CLO IX upon its initial consolidation on November 1, 2010. The Company elected the fair value option to mitigate any accounting mismatches between the carrying value of the senior and subordinated note obligations of Eaton Vance CLO IX and the carrying value of the assets that are held to provide the cash flows supporting those note obligations. Unrealized gains and losses on assets and liabilities for which the fair value option has been elected are reported in gains (losses) and other investment income, net, of the consolidated CLO entities in the Company’s Consolidated Statements of Income. Although the subordinated note obligations of Eaton Vance CLO IX have certain equity characteristics, the Company has determined that the subordinated notes should be recorded as liabilities on the Company’s Consolidated Balance Sheets.

On November 13, 2014, the Company sold its residual 8 percent interest in the subordinated obligations of Eaton Vance CLO IX to an unrelated third party and recognized a loss on disposal of $0.3 million. As a result of this sale, the Company had to reconsider whether it remains the primary beneficiary of the entity for consolidation accounting purposes. The Company considered the collateral management fees it receives and determined that the incentive collateral management fee represents significant exposure to the variability of the entity; therefore, the Company determined that it retains a controlling financial interest in Eaton Vance CLO IX and it remains the primary beneficiary of the entity. As a result, the Company continues to consolidate Eaton Vance CLO IX.

The following tables present, as of January 31, 2015 and October 31, 2014, the fair value of Eaton Vance CLO IX’s assets and liabilities that are subject to fair value accounting:

January 31, 2015
	CLO Bank Loan Investments
(in thousands)	Total CLO bank loan investments	90 days or more past due	Senior and subordinated note obligations
Unpaid principal balance	$127,255	$3,174	$157,002
Unpaid principal balance over fair value	(4,541)	(1,723)	(16,512)
Fair value	$122,714	$1,451	$140,490

October 31, 2014
	CLO Bank Loan Investments
(in thousands)	Total CLO bank loan investments	90 days or more past due	Senior and subordinated note obligations
Unpaid principal balance	$144,723	$500	$165,696
Unpaid principal balance over fair value	(3,282)	(500)	(13,714)
Fair value	$141,441	$-	$151,982

Changes in the fair values of Eaton Vance CLO IX’s bank loans and other investments resulted in net gains (losses) of $(1.5) million and $0.5 million during the three months ended January 31, 2015 and 2014, respectively, while changes in the fair value of Eaton Vance CLO IX’s note obligations resulted in net gains (losses) of $1.7 million and $(1.0) million, respectively. The combined net gains (losses) of $0.2 million and $(0.5) million for the three months ended January 31, 2015 and 2014, respectively, were recorded in gains and other investment income, net, of consolidated CLO entities on the Company’s Consolidated Statement of Income for those periods.

Eaton Vance CLO IX has note obligations that bear interest at variable rates based on LIBOR plus a pre-defined spread, ranging from 0.21 percent to 1.50 percent. The principal amounts outstanding of the note obligations issued by Eaton Vance CLO IX mature on April 20, 2019. It is expected that prepayments received will be used to pay down the entity’s note obligations. During the three months ended January 31, 2015 and 2014, $11.2 million and $29.9 million, respectively, of prepayments were used to pay down the entity’s note obligations. The holders of a majority of the subordinated notes have the option to liquidate Eaton Vance CLO IX, provided there is sufficient value of the entity’s assets to repay the senior notes in full.

For the three months ended January 31, 2015 and 2014, the Company recorded net income of $32,000 (including the loss on disposal of its subordinated interest of $(0.3) million) and $0.3 million, respectively, related to Eaton Vance CLO IX. The Company recorded net income (losses) attributable to other beneficial interests of $47,000 and $(0.6) million for the three months ended January 31, 2015 and 2014, respectively. Net income (losses) attributable to Eaton Vance Corp. shareholders were $(15,000) and $0.8 million for the three months ended January 31, 2015 and 2014, respectively.

The following carrying amounts related to Eaton Vance CLO IX were included in the Company’s Consolidated Balance Sheets at January 31, 2015 and October 31, 2014:

	January 31,	October 31,
(in thousands)	2015	2014
Assets:
Cash and cash equivalents	$15,387	$8,963
Bank loans and other investments	127,493	147,116
Other assets	544	371
Liabilities:
Senior and subordinated note obligations	140,490	151,982
Other liabilities	269	298
Appropriated retained earnings	2,514	2,467
Net interest in Eaton Vance CLO IX	$151	$1,703

The Company had a subordinated interest in Eaton Vance CLO IX of $1.4 million as of October 31, 2014, which was eliminated in consolidation.

Eaton Vance CLO 2013-1

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

Changes in the fair values of Eaton Vance CLO 2013-1’s bank loans and other investments resulted in net gains of $0.3 million, while changes in the fair value of Eaton Vance CLO 2013-1’s note obligations resulted in net gains of $3.2 million during the three months ended January 31, 2014. The combined net gains of $3.5 million for the three months ended January 31, 2014 were recorded as gains (losses) and other investment income, net, of consolidated CLO entities on the Company’s Consolidated Statement of Income.

For the three months ended January 31, 2014, the Company recorded net income of $0.5 million related to Eaton Vance CLO 2013-1. The Company recorded net losses attributable to other beneficial interests of $0.3 million for the three months ended January 31, 2014. Net income attributable to Eaton Vance Corp. shareholders was $0.2 million for the three months ended January 31, 2014.

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

Non-consolidated CLO entities had total assets of $2.3 billion and $2.4 billion as of January 31, 2015 and October 31, 2014, respectively. The Company’s variable interests in these entities consist of the Company’s direct ownership in these entities and any collateral management fees earned but uncollected. The Company’s investment in these entities totaled $4.1 million and $4.0 million as of January 31, 2015 and October 31, 2014, respectively. Collateral management fees receivable for these entities totaled $2.1 million and $2.6 million on January 31, 2015 and October 31, 2014, respectively. In the first three months of fiscal 2015, the Company did not provide any financial or other support to these entities that it was not previously contractually required to provide. The Company’s risk of loss with respect to these managed CLO entities is limited to the carrying value of its investments in, and collateral management fees receivable from, these entities as of January 31, 2015.

The Company’s investment in non-consolidated CLO entities is carried at amortized cost and is disclosed as a component of investments in Note 4. Income from these entities is recorded as a component of gains and other investment income, net, in the Company’s Consolidated Statements of Income, based upon projected investment yields.

Other entities

The Company holds variable interests in, but is not deemed to be the primary beneficiary of, certain sponsored privately offered equity funds with total assets of $11.4 billion and $11.3 billion as of January 31, 2015 and October 31, 2014, respectively. The Company has determined that these entities qualify for the deferral to certain provisions of FASB ASC Subtopic 810-10 – Consolidation – Overall, afforded by ASU 2010-10, Consolidation – Amendments for Certain Investment Funds (the “Investment Company deferral”) and thus determines whether it is the primary beneficiary of these entities by virtue of its exposure to the expected losses and expected residual returns of the entity. The Company’s variable interests in these entities consist of the Company’s direct ownership therein, which in each case is insignificant relative to the total ownership of the fund, and any investment advisory fees earned but uncollected. The Company held investments in these entities totaling $6.5 million and $6.6 million on January 31, 2015 and October 31, 2014, respectively, and investment advisory fees receivable totaling $0.6 million on both January 31, 2015 and October 31, 2014. In the first three months of fiscal 2015, the Company did not provide any financial or other support to these entities that it was not contractually required to provide. The Company’s risk of loss with respect to these managed entities is limited to the carrying value of its investments in, and investment advisory fees receivable from, the entities as of January 31, 2015. The Company does not consolidate these VIEs because it does not hold the majority of the risks and rewards of ownership.

The Company’s investments in privately offered equity funds are carried at fair value and included in investment securities, available-for-sale, which are disclosed as a component of investments in Note 4. The Company records any change in fair value, net of income tax, in other comprehensive income (loss).

9. Acquisitions

Atlanta Capital Management, LLC (“Atlanta Capital”)

In the fourth quarter of fiscal 2014, the non-controlling interest holders of Atlanta Capital exercised a put option related to the original acquisition in fiscal 2001 requiring the Company to purchase an additional 1.3 percent profit interest and a 0.1 percent capital interest in Atlanta Capital for $6.6 million. The purchase price of this transaction was based on a multiple of Atlanta Capital’s earnings before taxes for the fiscal year ended October 31, 2014. The transaction settled in December 2014.

Also in the fourth quarter of fiscal 2014, an Atlanta Capital employee executed a put right related to indirect profit units issued pursuant to the Atlanta Capital Management, LLC Long-term Equity Incentive Plan (the “Atlanta Capital Plan”), requiring the Company to purchase an additional 0.3 percent profit interest in Atlanta Capital for $0.3 million. The transaction settled in November 2014.

Total profit interests in Atlanta Capital held by non-controlling interest holders, including direct profit interests related to the original acquisition as well as indirect profit interests issued pursuant to the Atlanta Capital Plan, decreased to 13.3 percent on January 31, 2015, reflecting the put transactions described above as well as the grant of an additional 1.1 percent profit interest to employees of Atlanta Capital pursuant to the terms of the Atlanta Capital Plan in fiscal 2015. Non-controlling interest holders did not hold any capital interests in Atlanta Capital as of January 31, 2015.

Parametric Portfolio Associates (“Parametric”)

In January 2015, certain non-controlling interest holders of Parametric exercised a put option and the Company exercised a call option related to non-controlling interests in Parametric issued in conjunction with the Clifton acquisition that resulted in the Company’s overall acquisition of an additional 0.5 percent profit interest and a 0.5 percent capital interest in Parametric for $6.7 million. These transactions settled in January 2015.

In the fourth quarter of fiscal 2014, certain employees of Parametric executed a put right related to indirect profit units issued pursuant to the Parametric Portfolio Associates LLC Long-term Equity Incentive Plan (the “Parametric Plan”), requiring the Company to purchase an additional 0.5 percent profit interest in Parametric. The transaction settled in November 2014 for $5.7 million.

Total profit and capital interests in Parametric held by non-controlling interest holders decreased to 7.4 percent and 2.2 percent, respectively, as of January 31, 2015, reflecting the execution of the put and call transactions described above as well as the grant of an additional 0.5 percent profit interest to employees of Parametric pursuant to the terms of the Parametric Plan in fiscal 2015.

Tax Advantaged Bond Strategies (“TABS”)

In fiscal 2009, the Company acquired the TABS business of M.D. Sass Investors Services for cash and future consideration. The Company will make a contingent payment of $9.1 million in the second quarter of fiscal 2015 to the selling group based upon prescribed multiples of TABS’s revenue for the twelve months ended December 31, 2014. The payment will increase goodwill by $9.1 million as the acquisition was completed prior to the change in accounting for contingent purchase price consideration. The Company is obligated to make two additional annual contingent payments to the selling group based on prescribed multiples of TABS’s revenue for the twelve months ending December 31, 2015 and 2016. All future payments will be in cash and will result in an addition to goodwill. These payments are not contingent upon any member of the selling group remaining an employee of the Company.

10. Intangible Assets

The following is a summary of intangible assets at January 31, 2015 and October 31, 2014:

January 31, 2015
(in thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount

Amortizing intangible assets:
Client relationships acquired	$133,927	$(79,178)	$54,749
Intellectual property acquired	1,000	(271)	729
Trademark acquired	900	(268)	632

Non-amortizing intangible assets:
Mutual fund management contract acquired	6,708	-	6,708
Total	$142,535	$(79,717)	$62,818

October 31, 2014
(in thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount

Amortizing intangible assets:
Client relationships acquired	$133,927	$(76,918)	$57,009
Intellectual property acquired	1,000	(255)	745
Trademark acquired	900	(236)	664

Non-amortizing intangible assets:
Mutual fund management contract acquired	6,708	-	6,708
Total	$142,535	$(77,409)	$65,126

Amortization expense was $2.3 million and $2.4 million for the three months ended January 31, 2015 and 2014, respectively. Estimated remaining amortization expense for fiscal 2015 and the next five fiscal years, on a straight-line basis, is as follows:

Year Ending October 31,	Estimated Amortization
(in thousands)	Expense
Remaining 2015	$6,875
2016	8,741
2017	8,628
2018	8,599
2019	4,623
2020	3,602

11. Stock-Based Compensation Plans

The Company recognized total cost related to its stock-based compensation plans as follows:

	Three Months Ended
	January 31,
(in thousands)	2015	2014
Omnibus Incentive Plans:
Stock options	$4,544	$4,381
Restricted shares	10,225	7,623
Phantom stock units	77	57
Employee Stock Purchase Plans	180	383
Employee Stock Purchase Incentive Plans	58	94
Atlanta Capital Plan	667	613
Parametric Plan	1,559	1,721
Total stock-based compensation expense	$17,310	$14,872

The total income tax benefit recognized for stock-based compensation arrangements was $5.7 million and $5.3 million for the three months ended January 31, 2015 and 2014, respectively.

Stock Options

Stock option transactions under the Company’s Omnibus Incentive Plans for the three months ended January 31, 2015 are summarized as follows:

(share and intrinsic value figures in thousands)	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding, beginning of period	21,892	$30.49
Granted	2,610	36.71
Exercised	(463)	25.69
Forfeited/expired	(43)	37.72
Options outstanding, end of period	23,996	$31.25	5.1	$238,872
Options exercisable, end of period	15,848	$30.39	3.5	$176,581
Vested or expected to vest at January 31, 2015	23,934	$31.23	5.1	$238,617

The Company received $11.3 million and $23.4 million related to the exercise of options for the three months ended January 31, 2015 and 2014, respectively.

As of January 31, 2015, there was $55.5 million of compensation cost related to unvested stock options granted not yet recognized. That cost is expected to be recognized over a weighted-average period of 2.9 years.

Restricted Shares

A summary of the Company’s restricted share activity for the three months ended January 31, 2015 under the Company’s Omnibus Incentive Plans is as follows:

		Weighted-
		Average
		Grant
		Date Fair
(share figures in thousands)	Shares	Value
Unvested, beginning of period	3,784	$32.08
Granted	1,176	36.73
Vested	(938)	29.73
Forfeited	(34)	33.81
Unvested, end of period	3,988	$33.99

As of January 31, 2015, there was $114.3 million of compensation cost related to unvested awards not yet recognized. That cost is expected to be recognized over a weighted-average period of 3.3 years.

Phantom Stock Units

During the three months ended January 31, 2015, 6,895 phantom stock units were issued to non-employee Directors pursuant to the Company’s 2013 Omnibus Incentive Plan. As of January 31, 2015, there was $0.3 million of compensation cost related to unvested awards granted under the Omnibus Incentive Plans not yet recognized. That cost is expected to be recognized over a weighted-average period of 1.5 years.

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

In the first three months of fiscal 2015, the Company purchased and retired approximately 1.5 million shares of its Non-Voting Common Stock under the current repurchase authorization. Approximately 3.2 million additional shares may be repurchased under the current authorization as of January 31, 2015.

13.  Non-operating Income (Expense)

The components of non-operating income (expense) for the three months ended January 31, 2015 and 2014 were as follows:

	Three Months Ended
	January 31,
(in thousands)	2015	2014
Non-operating income (expense):
Interest and other income	$2,479	$1,477
Net losses on investments and derivatives	(632)	(489)
Net foreign currency gains (losses)	955	(575)
Gains and other investment income, net	2,802	413
Interest expense	(7,336)	(7,400)

Other income (expense) of consolidated CLO entities:
Interest income	1,393	5,755
Net gains (losses) on bank loans, other investments,
note obligations and preferred shares	(92)	2,954
Gains and other investment income, net	1,301	8,709
Structuring and closing fees	-	(4,847)
Interest expense	(1,194)	(2,988)
Interest and other expense	(1,194)	(7,835)
Total non-operating expense	$(4,427)	$(6,113)

14.  Income Taxes

The provision for income taxes was $16.8 million and $44.6 million, or 36.4 percent and 37.8 percent of pre-tax income, for the three months ended January 31, 2015 and 2014, respectively. The provision for income taxes in the three months ended January 31, 2015 and 2014 is comprised of federal, state, and foreign taxes. The differences between the Company’s effective tax rate and the statutory federal rate of 35.0 percent are state income taxes, income and losses recognized by the consolidated CLO entities and other non-controlling interests, and the tax benefit of disqualifying dispositions of incentive stock options.

The Company records a valuation allowance when necessary to reduce deferred tax assets to an amount that is more likely than not to be realized. There was no valuation allowance recorded as of January 31, 2015 or October 31, 2014.

The Company considers the undistributed earnings of its Canadian and Australian subsidiaries as of January 31, 2015 to be indefinitely re-invested in foreign operations. Accordingly, no U.S. income taxes have been provided thereon. As of January 31, 2015, the Company had approximately $24.3 million of undistributed earnings in our Canadian and Australian subsidiaries that are not available to fund domestic operations or to distribute to shareholders unless repatriated. Repatriation would require the Company to accrue and pay U.S. corporate income taxes. The unrecognized deferred income tax liability on this temporary difference is estimated to be $2.8 million. The Company does not have a current plan to repatriate these funds.

The Company is generally no longer subject to income tax examinations by U.S. federal, state, local or non-U.S. taxing authorities for fiscal years prior to fiscal 2010.

15.  Non-controlling and Other Beneficial Interests

The components of net income attributable to non-controlling and other beneficial interests for the three months ended January 31, 2015 and 2014 were as follows:

	Three Months Ended
	January 31,
(in thousands)	2015	2014
Consolidated funds	$514	$196
Majority-owned subsidiaries	(3,773)	(3,483)
Non-controlling interest value adjustments(1)	(200)	(2,389)
Consolidated CLO entities	(47)	304
Net income attributable to non-controlling and other beneficial interests	$(3,506)	$(5,372)

(1)	Relates to non-controlling interests redeemable at other than fair value.

16.  Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), net of tax, are as follows:

(in thousands)	Unamortized net gains (losses) on derivatives (1)	Net unrealized holding gains (losses) on available-for- sale investments (2)	Foreign currency translation adjustments	Total
Balance at October 31, 2014	$661	$5,628	$(24,285)	$(17,996)
Other comprehensive income (loss) before reclassifications and tax	-	(930)	(23,347)	(24,277)
Tax impact	-	326	(104)	222
Reclassification adjustments, before tax	5	(59)	-	(54)
Tax impact	(2)	21	-	19
Net current period other comprehensive income (loss)	3	(642)	(23,451)	(24,090)
Balance at January 31, 2015	$664	$4,986	$(47,736)	$(42,086)

Balance at October 31, 2013	$648	$4,504	$(5,329)	$(177)
Other comprehensive income (loss) before reclassifications and tax	-	(358)	(13,045)	(13,403)
Tax impact	-	126	5,037	5,163
Reclassification adjustments, before tax	5	(401)	-	(396)
Tax impact	(2)	140	-	138
Net current period other comprehensive income (loss)	3	(493)	(8,008)	(8,498)
Balance at January 31, 2014	$651	$4,011	$(13,337)	$(8,675)

(1) Amounts reclassified from accumulated other comprehensive income (loss), net of tax, represent the amortization of net gains (losses)
on interest rate swaps over the life of the Company's Senior Notes into interest expense on the Consolidated Statements of Income.
(2) Amounts reclassified from accumulated other comprehensive income (loss), net of tax, represent gains (losses) on disposal of available-
for-sale securities and were recorded in gains (losses) and other investment income, net, on the Consolidated Statements of Income.

17.  Earnings per Share

The following table sets forth the calculation of earnings per basic and diluted share for the three months ended January 31, 2015 and 2014 using the two-class method:

	Three Months Ended
	January 31,
(in thousands, except per share data)	2015	2014
Net income attributable to Eaton Vance Corp. shareholders	$29,003	$71,358
Less: Allocation of earnings to participating restricted shares	540	1,875
Net income available to common shareholders	$28,463	$69,483
Weighted-average shares outstanding – basic	114,592	118,451
Incremental common shares	5,098	6,029
Weighted-average shares outstanding – diluted	119,690	124,480
Earnings per share:
Basic	$0.25	$0.59
Diluted	$0.24	$0.56

Antidilutive common shares related to stock options and unvested restricted stock excluded from the computation of earnings per diluted share were approximately 7.4 million and 4.7 million for the three months ended January 31, 2015 and 2014, respectively.

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

In July 2006, the Company committed to invest $15.0 million in a private equity partnership that invests in companies in the financial services industry. The Company has invested $14.5 million of the total $15.0 million of committed capital at January 31, 2015. The Company anticipates the remaining $0.5 million will likely be invested by March 2017.

The Company has entered into transactions in financial instruments in which it has sold securities, not yet purchased, as part of its corporate hedging program. As of January 31, 2015, the Company has $2.9 million included within other liabilities on its Consolidated Balance Sheet related to securities sold, not yet purchased.

19.  Related Party Transactions

Sponsored Funds

The Company is an investment adviser to, and has administrative agreements with, certain sponsored funds, privately offered equity funds and closed-end funds for which certain employees are officers and/or directors. Revenues for services provided or related to these funds for the three months ended January 31, 2015 and 2014 are as follows:

	Three Months Ended
	January 31,
(in thousands)	2015	2014
Investment advisory and administrative fees	$222,021	$225,246
Distribution fees	18,907	19,809
Service fees	29,847	32,291
Shareholder services fees	832	605
Other revenue	430	380
Total	$272,037	$278,331

For the three months ended January 31, 2015 and 2014, the Company had investment advisory agreements with certain sponsored funds pursuant to which the Company contractually waived $3.4 million and $2.7 million, respectively, of investment advisory fees it was otherwise entitled to receive.

Sales proceeds and net realized gains for the three months ended January 31, 2015 and 2014 from investments in sponsored funds classified as available-for-sale, including sponsored funds accounted for under the equity method, are as follows:

	Three Months Ended
	January 31,
(in thousands)	2015	2014
Proceeds from sales	$11,196	$15,544
Net realized gains	44	63

The Company bears the non-advisory expenses of certain sponsored funds for which it earns an all-in management fee and provides subsidies to startup and other smaller sponsored funds to enhance their competitiveness. For the three months ended January 31, 2015 and 2014, expenses of $5.0 million and $5.3 million, respectively, were incurred by the Company pursuant to these arrangements.

Included in investment advisory and other receivables at January 31, 2015 and October 31, 2014 are receivables due from sponsored funds of $94.0 million and $94.5 million, respectively.

Employee Loan Program

The Company has established an Employee Loan Program under which a program maximum of $20.0 million is available for loans to officers (other than executive officers) and other key employees of the Company for purposes of financing the exercise of employee stock options. Loans outstanding under this program, which are full recourse in nature, are reflected as notes receivable from stock option exercises in shareholders’ equity and amounted to $9.2 million and $8.8 million at January 31, 2015 and October 31, 2014, respectively.

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

The discussion and analysis below should be read in conjunction with the consolidated financial statements appearing elsewhere in this report. Management has presumed that the readers of this interim financial information have read or have access to Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in our Annual Report on Form 10-K for the year ended October 31, 2014.

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

Through our subsidiaries Eaton Vance Management (“EVM”) and Atlanta Capital Management, LLC (“Atlanta Capital”) and other affiliates, we manage active equity, income and alternative strategies across a range of investment styles and asset classes, including U.S. and global equities, floating-rate bank loans, municipal bonds, global income, high-yield and investment grade bonds. Through our subsidiary Parametric Portfolio Associates LLC (“Parametric”), we manage a range of engineered alpha strategies, including systematic equity, systematic alternatives and managed options strategies. Through Parametric, we also provide portfolio implementation services, including tax-managed core and specialty index strategies and centralized portfolio management of multi-manager portfolios, and customized exposure management services. We also oversee the management of, and distribute, investment funds sub-advised by third-party managers, including global, regional and sector equity, commodity and asset allocation strategies. Our breadth of investment management capabilities supports a wide range of products and services offered to fund shareholders, retail managed account investors, institutional investors and high-net-worth clients. Our equity strategies encompass a diversity of investment objectives, risk profiles, income levels and geographic representation. Our income investment strategies cover a broad duration and credit quality range and encompass both taxable and tax-free investments. We also offer a range of alternative investment strategies, including commodity- and currency-based investments and a spectrum of absolute return strategies. As of January 31, 2015, we had $295.7 billion in consolidated assets under management.

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

Business Developments

Prevailing equity and income market conditions and investor sentiment affect the sales and redemptions of our investment products, managed asset levels, operating results and the recoverability of our investments. During the first quarter of fiscal 2015, the S&P 500 Index, a broad measure of U.S. equity market performance, declined 1%. Over the same period, the Barclays U.S. Aggregate Bond Index, a broad measure of U.S. bond market performance, had total returns of 2.9%.

Our ending consolidated assets under management decreased by $2.1 billion, or 1 percent, in the first quarter of fiscal 2015 to $295.7 billion on January 31, 2015, reflecting market price declines partially offset by net inflows. Consolidated net inflows of $1.4 billion in the first quarter of fiscal 2015 represent a 2 percent annualized internal growth rate. For comparison, the Company had consolidated net outflows of $1.1 billion in the first quarter of fiscal 2014. Average consolidated assets under management increased from the prior quarter by 1 percent, or $3.7 billion, to $297.5 billion in the first quarter of fiscal 2015.

The primary drivers of our overall and investment advisory effective fee rates are the mix of our assets by product, distribution channel and investment mandate, and the timing and amount of performance fees recognized. Shifts in managed assets among products, distribution channels and investment mandates with differing fee schedules can alter the total effective fee rate earned on our assets under management. Our overall average effective fee rate decreased to 47 basis points in the first quarter of fiscal 2015 from 51 basis points in the first quarter of fiscal 2014. Our average effective investment advisory and administrative fee rate similarly decreased to 41 basis points in the first quarter of fiscal 2015 from 43 basis points in the first quarter of last year.

On December 2, 2014, the U.S. Securities and Exchange Commission granted Eaton Vance exemptive relief to permit the offering of NextShares™, a proposed new type of actively managed exchange-traded product for which the Company is pursuing development. The Company’s commercialization plan includes the launch of a series of NextShares funds that substantially replicate existing Eaton Vance mutual funds and licensing the associated intellectual property and providing related services to other fund sponsors to support their launch of NextShares funds. The Company is currently targeting initial market introduction in the second half of this year.

Consolidated Assets under Management

Consolidated assets under management of $295.7 billion on January 31, 2015 increased $17.1 billion, or 6 percent from the $278.6 billion reported a year earlier. Fund net outflows of $4.8 billion over the last twelve months reflect gross inflows of $33.8 billion offset by outflows of $38.6 billion. Institutional separate account net inflows were $7.3 billion, high-net-worth separate account net inflows were $1.1 billion and retail managed account net inflows were $1.6 billion over the past twelve months. Net price appreciation in managed assets increased assets under management by $11.8 million over the last twelve months.

We report managed assets and flow data by investment mandate. In the first quarter of fiscal 2015, we provided an additional breakout of our assets and flows, separating “Exposure Management” from “Portfolio Implementation.” This separation better highlights the distinctive aspects of these growing business lines. The “Portfolio Implementation” category includes Parametric’s tax-managed core and specialty index strategies and centralized portfolio management services. The “Exposure Management” category includes Parametric’s futures and options-based overlay services.

Consolidated Assets under Management by Investment Mandate(1)(2)

	January 31,
(in millions)	2015	% of Total	2014	% of Total	% Change
Equity(3)	$92,966	32%	$90,765	33%	2%
Fixed income(4)	47,417	16%	43,550	15%	9%
Floating-rate income	38,648	13%	44,073	16%	-12%
Alternative	10,805	4%	13,171	5%	-18%
Portfolio implementation	48,538	16%	43,296	15%	12%
Exposure management(5)	57,294	19%	43,714	16%	31%
Total	$295,668	100%	$278,569	100%	6%

(1)Consolidated Eaton Vance Corp. See table on page 44 for managed assets and flows of 49 percent-owned Hexavest Inc., which are not included in the table above.
(2)Assets under management for which we estimate fair value using significant unobservable inputs are not material to the total value of the assets we manage.
(3)Includes assets in balanced accounts holding income securities.
(4)Includes assets in cash management accounts.
(5)Category includes amounts reclassified from portfolio implementation and equity categories for all periods presented.

Equity assets under management included $31.0 billion and $29.0 billion of assets managed for after-tax returns on January 31, 2015 and 2014, respectively. Portfolio implementation assets under management included $35.0 billion and $30.2 billion of assets managed for after-tax returns on January 31, 2015 and 2014, respectively.

Fixed income assets included $28.7 billion and $25.0 billion of tax-exempt municipal bond assets on January 31, 2015 and 2014, respectively.

The following tables summarize our consolidated assets under management and asset flows by investment mandate and investment vehicle for the three months ended January 31, 2015 and 2014:

Consolidated Net Flows by Investment Mandate(1)

	Three Months Ended
	January 31,		%
(in millions)	2015	2014	Change
Equity assets - beginning of period(2)	$96,379	$93,585	3%
Sales and other inflows	4,514	3,785	19%
Redemptions/outflows	(5,072)	(5,621)	-10%
Net flows	(558)	(1,836)	-70%
Exchanges	35	512	-93%
Market value change	(2,890)	(1,496)	93%
Equity assets - end of period	$92,966	$90,765	2%
Fixed income assets - beginning of period(3)	46,062	44,414	4%
Sales and other inflows	3,512	2,451	43%
Redemptions/outflows	(2,435)	(3,281)	-26%
Net flows	1,077	(830)	NM (4)
Exchanges	74	(99)	NM
Market value change	204	65	214%
Fixed income assets - end of period	$47,417	$43,550	9%
Floating-rate income assets - beginning of period	42,009	41,821	0%
Sales and other inflows	2,302	4,786	-52%
Redemptions/outflows	(4,955)	(2,705)	83%
Net flows	(2,653)	2,081	NM
Exchanges	(105)	54	NM
Market value change	(603)	117	NM
Floating-rate income assets - end of period	$38,648	$44,073	-12%
Alternative assets - beginning of period	11,241	15,212	-26%
Sales and other inflows	847	1,089	-22%
Redemptions/outflows	(1,138)	(2,989)	-62%
Net flows	(291)	(1,900)	-85%
Exchanges	(14)	(48)	-71%
Market value change	(131)	(93)	41%
Alternative assets - end of period	$10,805	$13,171	-18%
Portfolio implementation assets - beginning of period	48,008	42,992	12%
Sales and other inflows	2,663	1,914	39%
Redemptions/outflows	(1,565)	(1,646)	-5%
Net flows	1,098	268	310%
Exchanges	-	(453)	NM
Market value change	(568)	489	NM
Portfolio implementation assets - end of period	$48,538	$43,296	12%
Exposure management assets - beginning of period(5)	54,036	42,645	27%
Sales and other inflows	17,033	15,507	10%
Redemptions/outflows	(14,286)	(14,364)	-1%
Net flows	2,747	1,143	140%
Market value change	511	(74)	NM
Exposure management assets - end of period	$57,294	$43,714	31%
Total fund and separate account assets - beginning of period	297,735	280,669	6%
Sales and other inflows	30,871	29,532	5%
Redemptions/outflows	(29,451)	(30,606)	-4%
Net flows	1,420	(1,074)	NM
Exchanges	(10)	(34)	-71%
Market value change	(3,477)	(992)	251%
Total assets under management - end of period	$295,668	$278,569	6%

(1)	Consolidated Eaton Vance Corp. See table on page 44 for managed assets and flows of 49 percent-owned Hexavest Inc., which are not included in the table above.
(2)	Includes assets in balanced accounts holding income securities.
(3)	Includes assets in cash management accounts.
(4)	Not meaningful.
(5)	Category includes amounts reclassified from portfolio implementation and equity categories for all periods presented.

Consolidated Net Flows by Investment Vehicle(1)

	Three Months Ended
	January 31,		%
(in millions)	2015	2014	Change
Fund assets - beginning of period(2)	$134,564	$133,401	1%
Sales and other inflows	8,614	10,234	-16%
Redemptions/outflows	(10,739)	(10,262)	5%
Net flows	(2,125)	(28)	NM
Exchanges	181	(34)	NM
Market value change	(3,068)	(1,144)	168%
Fund assets - end of period	$129,552	$132,195	-2%
Institutional separate account assets - beginning of period(3)	106,443	95,724	11%
Sales and other inflows	18,055	16,802	7%
Redemptions/outflows	(16,398)	(17,472)	-6%
Net flows	1,657	(670)	NM
Exchanges	(173)	-	NM
Market value change	(380)	(185)	105%
Institutional separate account assets - end of period	$107,547	$94,869	13%
High-net-worth separate account assets - beginning of period	22,235	19,699	13%
Sales and other inflows	1,460	714	104%
Redemptions/outflows	(621)	(1,104)	-44%
Net flows	839	(390)	NM
Exchanges	(94)	-	NM
Market value change	(386)	65	NM
High-net-worth separate account assets - end of period	$22,594	$19,374	17%
Retail managed account assets - beginning of period	34,493	31,845	8%
Sales and other inflows	2,742	1,782	54%
Redemptions/outflows	(1,693)	(1,768)	-4%
Net flows	1,049	14	NM
Exchanges	76	-	NM
Market value change	357	272	31%
Retail managed account assets - end of period	$35,975	$32,131	12%
Total fund and separate account assets - beginning of period	297,735	280,669	6%
Sales and other inflows	30,871	29,532	5%
Redemptions/outflows	(29,451)	(30,606)	-4%
Net flows	1,420	(1,074)	NM
Exchanges	(10)	(34)	-71%
Market value change	(3,477)	(992)	251%
Total assets under management - end of period	$295,668	$278,569	6%

(1)	Consolidated Eaton Vance Corp. See table on page 44 for managed assets and flows of 49 percent-owned Hexavest Inc., which are not included in the table above.
(2)	Includes assets in cash management funds.
(3)	Includes assets in cash management separate accounts.

The following table summarizes our consolidated assets under management by investment affiliate as of January 31, 2015 and 2014:

Consolidated Assets under Management by Investment Affiliate (1)

	Three Months Ended
	January 31,		%
(in millions)	2015	2014	Change
Eaton Vance Management (2)	$139,714	$142,968	-2%
Parametric	138,015	116,405	19%
Atlanta Capital	17,939	19,196	-7%
Total	$295,668	$278,569	6%

(1)	Consolidated Eaton Vance Corp. See table on page 44 for managed assets and flows of 49 percent-owned Hexavest Inc., which are not included in the table above.
(2)	Includes managed assets of wholly owned subsidiaries Eaton Vance Investment Counsel and Fox Asset Management LLC, as well as certain Eaton Vance-sponsored funds and accounts managed by Hexavest and unaffiliated third-party advisers under Eaton Vance supervision.

As of January 31, 2015, 49 percent-owned affiliate Hexavest Inc. (“Hexavest”) managed $15.0 billion of client assets, a decrease of 7 percent from the $16.1 billion of managed assets on January 31, 2014. Other than Eaton Vance-sponsored funds for which Hexavest is adviser or sub-adviser, the managed assets of Hexavest are not included in Eaton Vance consolidated totals.

The following table summarizes assets under management and asset flow information for Hexavest for the three months ended January 31, 2015 and 2014:

Hexavest Assets under Management and Net Flows

	Three Months Ended
	January 31,		%
(in millions)	2015	2014	Change
Eaton Vance distributed:
Eaton Vance sponsored funds - beginning of period(1)	$227	$211	8%
Sales and other inflows	16	30	-47%
Redemptions/outflows	(6)	(25)	-76%
Net flows	10	5	100%
Market value change	(3)	(4)	-25%
Eaton Vance sponsored funds - end of period	$234	$212	10%
Eaton Vance distributed separate accounts - beginning of period(2)	$2,367	$1,574	50%
Sales and other inflows	100	76	32%
Redemptions/outflows	(432)	(5)	NM
Net flows	(332)	71	NM
Exchanges	-	(235)	NM
Market value change	(36)	(27)	33%
Eaton Vance distributed separate accounts - end of period	$1,999	$1,383	45%
Total Eaton Vance distributed - beginning of period	$2,594	$1,785	45%
Sales and other inflows	116	106	9%
Redemptions/outflows	(438)	(30)	NM
Net flows	(322)	76	NM
Exchanges	-	(235)	NM
Market value change	(39)	(31)	26%
Total Eaton Vance distributed - end of period	$2,233	$1,595	40%
Hexavest directly distributed - beginning of period(3)	$14,101	$15,136	-7%
Sales and other inflows	245	440	-44%
Redemptions/outflows	(1,341)	(960)	40%
Net flows	(1,096)	(520)	111%
Exchanges	-	235	NM
Market value change	(256)	(308)	-17%
Hexavest directly distributed - end of period	$12,749	$14,543	-12%
Total Hexavest assets - beginning of period	$16,695	$16,921	-1%
Sales and other inflows	361	546	-34%
Redemptions/outflows	(1,779)	(990)	80%
Net flows	(1,418)	(444)	219%
Exchanges	-	-	NM
Market value change	(295)	(339)	-13%
Total Hexavest assets - end of period	$14,982	$16,138	-7%

(1)	Managed assets and flows of Eaton Vance-sponsored pooled investment vehicles for which Hexavest is adviser or sub-adviser. Eaton Vance receives management and/or distribution revenue on these assets, which are included in the Eaton Vance consolidated results.
(2)	Managed assets and flows of Eaton Vance-distributed separate accounts managed by Hexavest. Eaton Vance receives distribution revenue, but not investment advisory fees, on these assets, which are not included in the Eaton Vance consolidated results.
(3)	Managed assets and flows of pre-transaction Hexavest clients and post-transaction Hexavest clients in Canada. Eaton Vance receives no investment advisory or distribution revenue on these assets, which are not included in the Eaton Vance consolidated results.

Consolidated Ending Assets under Management by Asset Class(1)

	January 31,
(in millions)	2015	% of Total	2014	% of Total	% Change
Open-end funds:
Class A	$25,258	9%	$29,537	11%	-14%
Class B	406	0%	611	0%	-34%
Class C	9,195	3%	9,631	3%	-5%
Class I(2)	40,114	14%	41,664	15%	-4%
Class N	1,528	0%	2,107	1%	-27%
Class R	445	0%	382	0%	16%
Other	1,882	1%	1,456	1%	29%
Total open-end funds	78,828	27%	85,388	31%	-8%
Private funds(3)	25,765	9%	21,870	7%	18%
Closed-end funds	24,959	8%	24,937	9%	0%
Total fund assets	129,552	44%	132,195	47%	-2%
Institutional account assets(4)	107,547	36%	94,869	34%	13%
High-net-worth account assets	22,594	8%	19,374	7%	17%
Retail managed account assets	35,975	12%	32,131	12%	12%
Total separate account assets	166,116	56%	146,374	53%	13%
Total	$295,668	100%	$278,569	100%	6%

(1)	Consolidated Eaton Vance Corp. See table on page 44 for directly managed assets and flows of 49 percent-owned Hexavest Inc., which are not included in the table above.
(2)	Includes Class R6 shares.
(3)	Includes privately offered equity, fixed income and floating-rate income loan funds and CLO entities.
(4)	Includes assets in institutional cash management separate accounts.

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

Consolidated Average Assets under Management by Asset Class(1)

	Three Months Ended
	January 31,		%
(in millions)	2015	2014	Change
Open-end funds:
Class A	$26,222	$29,910	-12%
Class B	427	638	-33%
Class C	9,344	9,736	-4%
Class I(2)	41,150	42,200	-2%
Class N	1,649	2,223	-26%
Class R	450	381	18%
Other	1,963	1,512	30%
Total open-end funds	81,205	86,600	-6%
Private funds(3)	26,033	21,960	19%
Closed-end funds	25,229	25,083	1%
Total fund assets	132,467	133,643	-1%
Institutional account assets(4)	107,152	96,683	11%
High-net-worth account assets	22,563	19,716	14%
Retail managed account assets	35,300	32,246	9%
Total separate account assets	165,015	148,645	11%
Total	$297,482	$282,288	5%

(1)	Assets under management attributable to acquisitions that closed during the relevant periods are included on a weighted average basis for the period from their respective closing dates.
(2)	Includes Class R6 shares.
(3)	Includes privately offered equity, fixed income and floating-rate bank loan funds and CLO entities.
(4)	Includes assets in institutional cash management separate accounts.

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

We define adjusted net income attributable to Eaton Vance Corp. shareholders and adjusted earnings per diluted share as net income attributable to Eaton Vance Corp. shareholders and earnings per diluted share, respectively, adjusted to exclude changes in the estimated redemption value of non-controlling interests redeemable at other than fair value (“non-controlling interest value adjustments”), closed-end fund structuring fees, payments to end service and additional compensation arrangements in place for certain Eaton Vance closed-end funds and other items management deems non-recurring (such as the impact of special dividends, costs associated with the extinguishment of debt and tax settlements) or non-operating in nature. Adjusted net income attributable to Eaton Vance Corp. shareholders and adjusted earnings per diluted share should not be construed to be a substitute for, or superior to, net income attributable to Eaton Vance Corp. shareholders and earnings per diluted share computed in accordance with U.S. GAAP. We provide disclosures of adjusted net income attributable to

Eaton Vance Corp. shareholders and adjusted earnings per diluted share to reflect the fact that our management and Board of Directors consider these adjusted numbers a measure of the Company’s underlying operating performance.

The following table provides a reconciliation of net income attributable to Eaton Vance Corp. shareholders and earnings per diluted share to adjusted net income attributable to Eaton Vance Corp. shareholders and adjusted earnings per diluted share, respectively, for the three months ended January 31, 2015 and 2014:

	Three Months Ended
	January 31,		%
(in thousands, except per share data)	2015	2014	Change

Net income attributable to Eaton Vance Corp. shareholders	$29,003	$71,358	-59%
Non-controlling interest value adjustments(1)	200	2,389	-92%
Payments to end certain closed-end fund service and additional compensation arrangements, net of tax(2)	44,895	-	NM
Adjusted net income attributable to Eaton Vance Corp. shareholders	$74,098	$73,747	0%

Earnings per diluted share	$0.24	$0.56	-57%
Non-controlling interest value adjustments	-	0.02	NM
Payments to end certain closed-end fund service and additional compensation arrangements, net of tax	0.37	-	NM
Adjusted earnings per diluted share	$0.61	$0.58	5%

(1)    Please see page 54, "Net Income Attributable to Non-controlling and Other Beneficial Interests," for a further discussion of the non-controlling interest value adjustments referenced above.

(2)   Reflects a $73.0 million payment, net of tax, to end certain fund service and additional compensation arrangements for certain Eaton Vance closed-end funds.

We reported net income attributable to Eaton Vance Corp. shareholders of $29.0 million, or $0.24 per diluted share, in the first quarter of fiscal 2015 compared to net income attributable to Eaton Vance Corp. shareholders of $71.4 million, or $0.56 per diluted share, in the first quarter of fiscal 2014. We reported adjusted net income attributable to Eaton Vance Corp. shareholders of $74.1 million, or $0.61 per diluted share, in the first quarter of fiscal 2015 compared to adjusted net income attributable to Eaton Vance Corp. shareholders of $73.7 million, or $0.58 per diluted share, in the first quarter of fiscal 2014. The change in net income attributable to Eaton Vance Corp. shareholders can be primarily attributed to the following:

•	A decrease in revenue of $5.3 million, or 1 percent, primarily reflecting a decrease in our annualized effective fee rate to 47 basis points in the first quarter of fiscal 2015 from 51 basis points in the first quarter of fiscal 2014 due to a shift in product mix, partially offset by a 5 percent increase in average assets under management.

•	An increase in expenses of $68.3 million, or 29 percent, primarily reflecting the payment of $73.0 million to terminate certain closed-end fund service and additional compensation arrangements in the first quarter of fiscal 2015. Excluding this payment, expenses decreased $4.7 million, or 2 percent, reflecting modest increases in compensation and fund expenses, offset by decreases in distribution, service fee and other expenses.
•	A $2.4 million increase in gains and other investment income, primarily reflecting increases in interest income and foreign currency gains.
•	A $0.8 million decrease in other income (expense) of the Company’s consolidated CLO entities, primarily reflecting a decrease in the number of CLO entities being consolidated.
•	A decrease in income taxes of $27.9 million, or 62 percent, reflecting the decrease in the Company’s income before taxes. Consolidated CLO entity income that is allocated to other beneficial interest holders is not subject to tax in the Company’s provision.
•	A decrease in net income attributable to non-controlling and other beneficial interests of $1.9 million, primarily reflecting a decrease in non-controlling interest value adjustments.

Weighted average diluted shares outstanding decreased by 4.8 million shares, or 4 percent, in the first quarter of fiscal 2015 from the first quarter of fiscal 2014. The decrease in the total number of shares outstanding reflects the impact of shares repurchased over the last twelve months, partially offset by the exercise of employee stock options over that period and the impact of annual vesting of restricted stock.

Revenue

Our overall average effective fee rate (total revenue, excluding other revenue, as a percentage of average assets under management) was 47 basis points in the first quarter of fiscal 2015 compared to 51 basis points in the first quarter of fiscal 2014. The decrease in our average overall effective fee rate can be primarily attributed to the strong growth of our portfolio implementation and exposure management businesses, which operate at fee rates well below corporate averages. Product mix continues to be the most significant determinant of our overall effective fee rate.

The following table shows our investment advisory and administrative fees, distribution and underwriter fees, service fees and other revenue for the three months ended January 31, 2015 and 2014:

	Three Months Ended
	January 31,		%
(in thousands)	2015	2014	Change

Investment advisory and administrative fees	$301,813	$304,713	-1%
Distribution and underwriter fees	21,036	21,621	-3%
Service fees	29,847	32,291	-8%
Other revenue	2,234	1,636	37%
Total revenue	$354,930	$360,261	-1%

Investment advisory and administrative fees

The decrease in investment advisory and administrative fees in the first quarter of fiscal 2015 from the same period a year earlier can be primarily attributed to the decline in our effective fee rate, partially offset by a 5 percent increase in average assets under management. The decrease in our effective investment advisory and administrative fee rate to 41 basis points in the first quarter of fiscal 2015 from 43 basis points in the first quarter of fiscal 2014 can be primarily attributed to the impact of a shift in product mix from higher-fee to lower-fee mandates. Performance fees totaled $0.1 million in both quarters presented.

Distribution and underwriter fees

The following table shows the total distribution payments with respect to our Class A, Class B, Class C, Class N, Class R and private equity funds for the three months ended January 31, 2015 and 2014:

	Three Months Ended
	January 31,		%
(in thousands)	2015	2014	Change

Class A	$279	$332	-16%
Class B	645	1,016	-37%
Class C	16,562	17,187	-4%
Class N	50	74	-32%
Class R	285	241	18%
Private funds	1,087	959	13%
Total distribution plan payments	$18,908	$19,809	-5%

Underwriter fees and other distribution income were $2.1 million in the first quarter of fiscal 2015, an increase of 17 percent, or $0.3 million, over the same period a year earlier, primarily reflecting an increase of $0.3 million in contingent deferred sales charges received on certain Class A share redemptions.

Service fees

Service fee revenue decreased 8 percent, or $2.4 million, to $29.8 million in the first quarter of fiscal 2015 from the same period a year earlier, primarily reflecting a decrease in average assets under management in funds and certain classes of funds subject to service fees.

Other revenue

Other revenue, which consists primarily of sub-transfer agent fees, miscellaneous dealer income, custody fees, Hexavest-related distribution and service revenue, and sub-lease income, increased by $0.6 million in the first quarter of fiscal 2015 from the same period a year ago, primarily reflecting an increase in sub-transfer agent fees.

Expenses

Operating expenses increased by 29 percent, or $68.3 million, in the first quarter of fiscal 2015 from the same period a year earlier, reflecting increases in compensation, distribution and fund-related expenses offset by decreases in service fee expense, amortization of deferred sales commissions and other corporate expenses as more fully described below. Included in distribution expense in the first quarter of fiscal 2015 is a one-time payment of $73.0 million to terminate certain closed-end fund service and additional compensation arrangements with a significant distribution partner. Expenses in connection with the Company’s NextShares initiative totaled approximately $1.3 million in the first quarter of fiscal 2015, an increase of 44 percent from $0.9 million in the first quarter of fiscal 2014.

The following table shows our operating expenses for the three months ended January 31, 2015 and 2014:

	Three Months Ended
	January 31,		%
(in thousands)	2015	2014	Change
Compensation and related costs:
Cash compensation	$102,882	$103,950	-1%
Stock-based compensation	17,310	14,872	16%
Total compensation and related costs	120,192	118,822	1%
Distribution expense	106,267	35,548	199%
Service fee expense	27,780	29,205	-5%
Amortization of deferred sales commissions	3,728	4,970	-25%
Fund-related expenses	8,706	8,453	3%
Other expenses	37,697	39,063	-3%
Total expenses	$304,370	$236,061	29%

Compensation and related costs

The following table shows our compensation and related costs for the three months ended January 31, 2015 and 2014:

	Three Months Ended
	January 31,		%
(in thousands)	2015	2014	Change
Base salaries and employee benefits	$55,027	$51,845	6%
Stock-based compensation	17,310	14,872	16%
Operating income-based incentives	32,836	36,668	-10%
Sales incentives	14,411	14,068	2%
Other compensation expense	608	1,369	-56%
Total	$120,192	$118,822	1%

The increase in base salaries and employee benefits in the first quarter of fiscal 2015 primarily reflects an increase in base compensation associated with higher headcount and annual merit increases, and corresponding increases in employee benefits and payroll taxes. The increase in stock-based compensation in the first quarter of fiscal 2015 reflects higher annual stock-based compensation awards and the impact of the acceleration of stock-based compensation associated with employee retirements. Operating-income based incentives decreased year-over-year, primarily reflecting a decrease in pre-bonus adjusted operating income and a modest decrease in bonus accrual rates, while sales and revenue-based incentives increased year-over-year, primarily due to an increase in gross sales on which sales-based incentives are paid. Other compensation expense decreased in the first quarter of fiscal 2015 from the same quarter a year ago, reflecting reduced severance costs.

Distribution expense

The following table shows our distribution expense for the three months ended January 31, 2015 and 2014:

	Three Months Ended
	January 31,		%
(in thousands)	2015	2014	Change
Class A share commissions	$580	$1,163	-50%
Class C share distribution fees	13,669	13,445	2%
Payments to end certain fund service and additional compensation arrangements	73,000	-	NM
Closed-end fund dealer compensation payments	3,494	4,690	-26%
Intermediary marketing support payments	10,948	11,810	-7%
Discretionary marketing expenses	4,576	4,440	3%
Total	$106,267	$35,548	199%

Class A share commissions decreased in the first quarter of fiscal 2015 from the same quarter a year ago, reflecting changes in Class A sales on which we pay commissions. Class C share distribution fees increased over the same period, reflecting increases in Class C share assets held more than one year. As noted above, distribution expense for the first quarter of fiscal 2015 includes a one-time payment of $73.0 million to terminate certain closed-end fund service and additional compensation arrangements with a significant distribution partner, pursuant to which we were obligated to make recurring payments over time based on the assets of the respective closed-end funds. Closed-end fund dealer compensation payments decreased in the first quarter of fiscal 2015 compared to the same quarter a year ago, reflecting a one-month impact of the termination of the service and additional compensation arrangements described above. Marketing expenses associated with intermediary marketing support payments to our distribution partners decreased in the first quarter of fiscal 2015 compared to the same quarter a year ago, reflecting decreases in average assets subject to those arrangements. Discretionary marketing expenses increased over the same period, primarily reflecting an increase in the use of outside agencies and an increase in expenses related to due diligence meetings.

Service fee expense

Service fee expense decreased by 5 percent, or $1.4 million, in the first quarter of fiscal 2015 from the same quarter a year earlier, reflecting a decrease in average assets retained more than one year in funds and share classes that are subject to service fees.

Amortization of deferred sales commissions

Amortization expense decreased 25 percent in the first quarter of fiscal 2015 from the same period a year earlier, primarily reflecting decreases in average Class B and average Class C shares’ deferred sales commissions. In the first quarter of fiscal 2015, 9 percent of total amortization related to Class B shares, 74 percent to Class C shares and 17 percent to privately offered equity funds. In the first quarter of fiscal 2014, 10 percent of total amortization related to Class B shares, 84 percent to Class C shares and 6 percent to privately offered equity funds.

Fund-related expenses

Fund-related expenses increased 3 percent, or $0.3 million, in the first quarter of fiscal 2015 over the same period a year earlier, primarily reflecting an increase in sub-advisory expenses resulting from growth in Company-sponsored funds managed by unaffiliated sub-advisers and an increase in other fund related expenses offset by a decrease in fund subsidies.

Other expenses

The following table shows our other expense for the three months ended January 31, 2015 and 2014:

	Three Months Ended
	January 31,		%
(in thousands)	2015	2014	Change
Information technology	$16,159	$15,354	5%
Facilities-related	10,507	9,714	8%
Travel	3,694	3,990	-7%
Professional services	2,167	3,341	-35%
Communications	1,252	1,167	7%
Other corporate expense	3,918	5,497	-29%
Total	$37,697	$39,063	-3%

The increase in information technology expense in the first quarter of fiscal 2015 from the same quarter a year ago can be attributed to increases in maintenance, market data and other information technology consulting expenses. The increase in facilities-related expenses over the same period can be primarily attributed to an increase in depreciation expense. The decrease in travel expense relates to an overall decrease in travel activity in the first quarter of fiscal 2015. The decrease in professional services expense can be attributed to decreases in recruiting costs, corporate consulting engagements and external legal costs over the same period. The decrease in other corporate expenses reflects decreases in charitable giving and other corporate taxes in the first quarter of fiscal 2015 from the first quarter of last year.

Non-operating Income (Expense)

The main categories of non-operating income (expense) for the three months ended January 31, 2015 and 2014 are as follows:

	Three Months Ended
	January 31,		%
(in thousands)	2015	2014	Change
Gains and other investment income, net	$2,802	$413	578%
Interest expense	(7,336)	(7,400)	-1%
Other income (expense) of consolidated CLO entities:
Gains and other investment income, net	1,301	8,709	-85%
Interest and other expense	(1,194)	(7,835)	-85%
Total non-operating (expense) income	$(4,427)	$(6,113)	-28%

Gains and other investment income, net, increased by $2.4 million in the first quarter of fiscal 2015 compared to the same period a year ago, primarily reflecting increases in interest income and foreign currency gains. In the first quarter of fiscal 2015 we recognized $0.6 million of losses related to our seed capital investments and associated hedges.

Interest expense was substantially unchanged, reflecting consistent levels of interest accrued on our fixed senior notes.

Net income of our consolidated CLO entities totaled $0.1 million in the first quarter of fiscal 2015. Approximately $0.1 million of consolidated CLO entity net losses were included in net income (loss) attributable to non-controlling and other beneficial interests, reflecting third-party note holders’ proportionate interests in the net income (loss) of each entity.

Income Taxes

Our effective tax rate, calculated as income taxes as a percentage of income before income taxes and equity in net income of affiliates, was 36.4 percent in the first quarter of fiscal 2015 compared to 37.8 percent in the first quarter of fiscal 2014. Excluding the effect of the consolidated CLO entities’ net income (loss) allocated to other beneficial interest holders, our effective tax rate would have been 36.4 percent and 37.7 percent in the first quarter of fiscal 2015 and 2014, respectively.

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

Equity in Net Income of Affiliates, Net of Tax

Equity in net income of affiliates, net of tax, for the first quarter of fiscal 2015 primarily reflects our 49 percent equity interest in Hexavest, our seven percent minority equity interest in a private equity partnership managed by a third party and equity interests in certain funds we sponsor or manage. Equity in net income of affiliates, net of tax, was $3.1 million and $3.3 million in the first quarter of 2015 and 2014, respectively.

The following table summarizes the components of equity in net income of affiliates, net of tax, for the three months ended January 31, 2015 and 2014:

	Three Months Ended
	January 31,		%
(in thousands)	2015	2014	Change
Investments in sponsored funds, net of tax	$143	$583	-75%
Investment in private equity partnership, net of tax	58	(124)	NM
Investment in Hexavest, net of tax and amortization	2,945	2,826	4%
Total	$3,146	$3,285	-4%

Net Income Attributable to Non-controlling and Other Beneficial Interests

The following table summarizes the components of net income attributable to non-controlling and other beneficial interests for the three months ended January 31, 2015 and 2014:

	Three Months Ended
	January 31,		%
(in thousands)	2015	2014	Change
Consolidated sponsored funds	$514	$196	162%
Majority-owned subsidiaries	(3,773)	(3,483)	8%
Non-controlling interest value adjustments(1)	(200)	(2,389)	-92%
Consolidated CLO entities	(47)	304	NM
Net income attributable to non-controlling
and other beneficial interests	$(3,506)	$(5,372)	-35%

(1)	Relates to non-controlling interests redeemable at other than fair value.

Net income attributable to non-controlling and other beneficial interests is not adjusted for taxes due to the underlying tax status of our consolidated subsidiaries, which are treated as partnerships or other pass-through entities for tax purposes.

Changes in Financial Condition, Liquidity and Capital Resources

The assets and liabilities of our consolidated CLO entity do not affect our liquidity or capital resources. The collateral assets of our consolidated CLO entity are held solely to satisfy the obligations of the entity, and we have no right to these assets beyond our management fees generated from the entity, which are eliminated in consolidation. The note holders of this CLO entity have no recourse to the general credit of the Company. As a result, the assets and liabilities of our consolidated CLO entity are excluded from the discussion of liquidity and capital resources below.

The following table summarizes certain key financial data relating to our liquidity and capital resources on January 31, 2015 and October 31, 2014 and the uses of cash for the three months ended January 31, 2015 and 2014.

Balance Sheet and Cash Flow Data
	January 31,	October 31,
(in thousands)	2015	2014

Balance sheet data:
Assets:
Cash and cash equivalents	$247,324	$385,215
Investment advisory fees and other receivables	182,711	186,344
Total liquid assets	$430,035	$571,559

Investments	$624,027	$624,605

Liabilities:
Debt	$573,694	$573,655

	Three Months Ended
	January 31,
(in thousands)	2015	2014

Cash flow data:
Operating cash flows	$(66,534)	$(170,901)
Investing cash flows	33,880	41,765
Financing cash flows	(103,087)	30,394

Liquidity and Capital Resources

Liquid assets consist of cash and cash equivalents and investment advisory fees and other receivables. Cash and cash equivalents consist of cash and short-term, highly liquid investments that are readily convertible to cash. Investment advisory fees and other receivables primarily represent receivables due from sponsored funds and separately managed accounts for investment advisory and distribution services provided. Liquid assets represented 28 percent and 34 percent of total assets on January 31, 2015 and October 31, 2014, respectively, excluding those assets identified as assets of our consolidated CLO entity. Not included in the liquid asset amounts are $115.8 million and $157.0 million of highly liquid short-term debt securities with remaining maturities between three and twelve months at January 31, 2015 and October 31, 2014, respectively which are included in Investments on our Consolidated Balance Sheets. Our seed investments in consolidated funds and separate accounts are not treated as liquid assets because they maybe longer term in nature.

The $141.5 million decrease in liquid assets in the first three months of fiscal 2015 primarily reflects net cash used for operating activities of $66.5 million, the payment of $29.3 million of dividends to shareholders, the repurchase of $59.7 million of Non-Voting Common Stock, the payment of $18.6 million to acquire additional interests in Atlanta Capital and Parametric, offset by proceeds from the issuance of Non-Voting Common Stock of $13.1 million and the net proceeds of $17.4 million from the sale of investments classified as available for sale.

On January 31, 2015, our debt consisted of $250 million in aggregate principal amount of 2017 Senior Notes and $325 million in aggregate principal amount of 2023 Senior Notes. We also maintain a $300.0 million unsecured revolving credit facility with several banks that expires on October 21, 2019. The facility provides that we may borrow at LIBOR-based rates of interest that vary depending on the level of usage of the facility and our credit ratings. The agreement contains financial covenants with respect to leverage and interest coverage and requires us to pay an annual commitment fee on any unused portion. We had no borrowings under our revolving credit facility at January 31, 2015 or at any point during the fiscal quarter. We were in compliance with all debt covenants as of January 31, 2015.

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

Recoverability of our Investments

Our $624.0 million of investments as of January 31, 2015 consisted of our 49 percent equity interest in Hexavest, positions in Company-sponsored funds and separate accounts entered into for investment and business development purposes, and certain other investments held directly by the Company. Investments in Company-sponsored funds and separate accounts and direct investments by the Company are generally in liquid debt or equity securities and are carried at fair market value. We test our investments, other than equity method investments, for impairment on a quarterly basis. We evaluate our investments in non-consolidated CLO entities and investments classified as available-for-sale for impairment using quantitative factors, including how long the investment has been in a net unrealized loss position, and qualitative factors, including the credit quality of the underlying issuer and our ability and intent to continue holding the investment. If markets deteriorate in the quarters ahead, our assessment of impairment on a quantitative basis may lead us to impair investments in future quarters that were in an unrealized loss position at January 31, 2015.

We test our investments in equity method investees, goodwill and indefinite-lived intangible assets in the fourth quarter of each fiscal year, or as facts and circumstances indicate that additional analysis is warranted. There have been no significant changes in financial condition in the first three months of fiscal 2015 that would indicate that an impairment loss exists at January 31, 2015.

We periodically review our deferred sales commissions and identifiable intangible assets for impairment as events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. There have been no significant changes in financial condition in the first three months of fiscal 2015 that would indicate that an impairment loss exists at January 31, 2015.

Operating Cash Flows

Cash used for operating activities totaled $66.5 million in the first three months of fiscal 2015, a decrease of $104.4 million from the $170.9 million of cash used for operating activities in the first three months of fiscal 2014. The decrease in net cash used for operating activities year-over-year primarily reflects a decrease in the net purchase of trading securities and a decrease in net cash used in the operating activities of our consolidated

CLO entities, partially offset by a decrease in deferred taxes and a decrease in the timing differences in the cash settlements of our other assets and liabilities.

Investing Cash Flows

Cash provided by investing activities totaled $33.9 million in the first three months of fiscal 2015 compared to $41.8 million in the first three months of fiscal 2014. The decrease in cash provided by investing activities year-over-year can be primarily attributed to a decrease of $27.7 million in the net proceeds from the sale and maturities of consolidated CLO entity investments offset by an increase of $20.0 million in the net proceeds from purchases and sales of available-for-sale securities.

Financing Cash Flows

Cash used for financing activities totaled $103.1 million in the first three months of fiscal 2015 compared to cash provided by financing activities of $30.4 million in the first three months of fiscal 2014. In the first quarter of fiscal 2015 we paid $18.6 million to acquire additional interests in Atlanta Capital and Parametric, we repurchased and retired a total of 1.5 million shares of our Non-Voting Common Stock for $59.7 million under our authorized repurchase programs and we issued 1.7 million shares of our Non-Voting Common Stock in connection with the grant of restricted share awards, the exercise of stock options and other employee stock purchases for total proceeds of $13.0 million. As of January 31, 2015, we have authorization to purchase an additional 3.2 million shares under our current share repurchase authorization and anticipate that future repurchases will continue to be an ongoing use of cash. Our dividends declared per share were $0.25 in the first quarter of fiscal 2015 compared to $0.22 per share in the first quarter of fiscal 2014. We currently expect to declare and pay quarterly dividends on our Voting and Non-Voting Common Stock comparable to the dividend declared in the first quarter of fiscal 2015.

In the first quarter of fiscal 2015, cash used for financing activities also included $11.2 million in principal payments made on senior notes of our consolidated CLO entity.

Contractual Obligations

We have future obligations under various contracts relating to debt, interest payments and operating leases. During the three months ended, January 31, 2015 there were no material changes to our contractual obligations as previously reported in our Annual Report on Form 10-K for the year ended October 31, 2014, except as discussed below.

In conjunction with its acquisition of the Tax Advantaged Bond Strategies (“TABS”) business in fiscal 2009, the Company is obligated to make three further annual contingent payments based on prescribed multiples of TABS’s revenue for the twelve months ending December 31, 2014, 2015 and 2016. There is no defined floor or ceiling on any payment, resulting in significant uncertainty as to the amount of any payment in the future. The Company will make a contingent payment equal to approximately $9.1 million in the second quarter of fiscal 2015.

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

We have presented all redeemable non-controlling interests at redemption value on our Consolidated Balance Sheet as of January 31, 2015. We have recorded the current quarter change in the estimated redemption value of non-controlling interests redeemable at fair value as a component of additional paid-in capital and have recorded the current quarter change in the estimated redemption value of non-controlling interests redeemable at other than fair value (non-controlling interests redeemable based on a multiple of earnings before interest and taxes of the subsidiary) as a component of net income attributable to non-controlling and other beneficial interests. Based on our calculations, the estimated redemption value of our non-controlling interests, redeemable at either fair value or other than fair value, totaled $103.7 million on January 31, 2015 compared to $107.5 million on October 31, 2014.

Redeemable non-controlling interests as of January 31, 2015 consist of third-party investors’ ownership in consolidated investment funds of $11.4 million; non-controlling interests in Parametric issued in conjunction with the Clifton acquisition of $20.2 million, non-controlling interests in Parametric issued in conjunction with the Parametric Risk Advisors final put option of $11.7 million, profit interests granted under the long-term incentive plans of Parametric and Atlanta Capital of $33.9 million and $16.5 million, respectively all of which are redeemable at fair value. Redeemable non-controlling interests as of January 31, 2015 also include non-controlling interests in Atlanta Capital redeemable at other than fair value of $10.0 million. Redeemable non-controlling interests as of October 31, 2014 consist of third-party investors’ ownership in consolidated investment funds of $8.9 million, non-controlling interests in Parametric issued in conjunction with the Clifton acquisition of $27.0 million, non-controlling interests in Parametric issued in conjunction with the Parametric Risk Advisors final put option of $11.7 million and redeemable interests in profit interests granted under the long-term incentive plans of Parametric and Atlanta Capital of $33.6 million and $16.2 million, respectively, all of which are redeemable at fair value. Redeemable non-controlling interests as of October 31, 2014 also include non-controlling interests in Atlanta Capital redeemable at other than fair value of $10.0 million.

Foreign Subsidiaries

We consider the undistributed earnings of our Canadian and Australian subsidiaries as of January 31, 2015 to be indefinitely re-invested in foreign operations. Accordingly, no U.S. income taxes have been provided thereon. As of January 31, 2015, the Company had approximately $24.3 million of undistributed earnings in our Canadian and Australian subsidiaries that is not available to fund domestic operations or to distribute to shareholders unless repatriated. Repatriation would require the Company to accrue and pay U.S. corporate income taxes. The unrecognized deferred income tax liability on this temporary difference is estimated to be $2.8 million. The Company does not have a current plan to repatriate these funds.

Off-Balance Sheet Arrangements

We do not invest in any off-balance sheet vehicles that provide financing, liquidity, market or credit risk support or engage in any leasing activities that expose us to any liability that is not reflected in our Consolidated Financial Statements.

Critical Accounting Policies

There have been no updates to our critical accounting policies from those disclosed in Management’s Discussion and Analysis of Financial Condition in our Form 10-K for the fiscal year ended October 31, 2014.

Accounting Developments

Consolidation

In February 2015, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2015-02, Amendments to the Consolidation Analysis, which amends the consolidation requirements in Accounting Standards Codification (“ASC”) 810, Consolidation. Under the amendments in this ASU, all entities, including limited partnerships and similar legal entities, are now within the scope of ASC 810, unless a scope exception applies. The presumption that a general partner controls a limited partnership has been eliminated. In addition, fees paid to decision makers that meet certain conditions no longer cause the decision makers to consolidate variable interest entities (“VIEs”) in certain instances, with the amendments placing more emphasis on variable interests other than fee arrangements in the consolidation evaluation. This ASU also eliminates the deferral under ASU 2010-10, Consolidation - Amendments for Certain Investment Funds, and, as such, the Company must evaluate any entities that qualified for the deferral to determine whether these entities are VIEs and whether they should be consolidated. The new guidance is effective for annual periods, and interim periods within those annual periods, for the Company’s fiscal year that begins on November 1, 2016 and allows for either a full retrospective or a modified retrospective adoption approach. Early adoption is allowed, but the guidance must be applied as of the beginning of the annual period containing the adoption date. The Company is currently evaluating the potential impact on its Consolidated Financial Statements and related disclosures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our Quantitative and Qualitative Disclosures About Market Risk from those previously reported in our Form 10-K for the year ended October 31, 2014.

Item 4. Controls and Procedures

We evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2015. Disclosure controls and procedures are designed to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rule and forms. Disclosure controls and procedures include, without limitation, controls and procedures accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to allow timely decisions regarding required disclosure. Our CEO and CFO participated in this evaluation and concluded that, as of the date of their evaluation, our disclosure controls and procedures were effective.

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

Item 1A.  Risk Factors

There have been no material changes to our Risk Factors from those previously reported in our Form 10-K for the year ended October 31, 2014.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding purchases of our Non-Voting Common Stock on a monthly basis during the first quarter of fiscal 2015:

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	(a) Total Number of Shares Purchased	(b) Average price paid per share	(c) Total Number of Shares Purchased of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs
November 1, 2014 through November 30, 2014	325,442	$36.83	325,442	4,331,578
December 1, 2014 through December 31, 2014	600,382	$41.44	600,382	3,731,196
January 1, 2015 through January 31, 2015	578,921	$39.48	578,921	3,152,275
Total	1,504,745	$39.69	1,504,745	3,152,275

(1)	We announced a share repurchase program on July 9, 2014, which authorized the repurchase of up to 8,000,000 shares of our Non-Voting Common Stock in the open market and in private transactions in accordance with applicable securities laws. This repurchase plan is not subject to an expiration date.

Item 6. Exhibits

(a)	Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Materials from the Eaton Vance Corp. Quarterly Report on Form 10-Q for the quarter ended January 31, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) related Notes to the Consolidated Financial Statements, tagged in detail (furnished herewith).

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EATON VANCE CORP.
(Registrant)

DATE: March 6, 2015	/s/Laurie G. Hylton
(Signature)
Laurie G. Hylton
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

