Form 10-Q
period 2015-04-30
EATON VANCE CORP
filed 2015-06-09
CIK 350797

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended April 30, 2015

or

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

Shares outstanding as of April 30, 2015:

Voting Common Stock – 429,005 shares

Non-Voting Common Stock – 117,508,478 shares

Eaton Vance Corp.

Form 10-Q

As of April 30, 2015 and for the

Three and Six Month Periods Ended April 30, 2015

Part I - Financial Information

Item 1. Consolidated Financial Statements

Eaton Vance Corp.

Consolidated Balance Sheets (unaudited)

	April 30,	October 31,
(in thousands)	2015	2014

Assets

Cash and cash equivalents	$262,898	$385,215
Investment advisory fees and other receivables	182,496	186,344
Investments	699,781	624,605
Assets of consolidated collateralized loan obligation ("CLO") entity:
Cash and cash equivalents	5,259	8,963
Bank loans and other investments	124,445	147,116
Other assets	414	371
Deferred sales commissions	21,449	17,841
Deferred income taxes	38,954	46,099
Equipment and leasehold improvements, net	45,693	45,651
Intangible assets, net	60,511	65,126
Goodwill	237,961	228,876
Other assets	92,691	103,879
Total assets	$1,772,552	$1,860,086

See notes to Consolidated Financial Statements.

Eaton Vance Corp.

Consolidated Balance Sheets (unaudited) (continued)

	April 30,	October 31,
(in thousands, except share data)	2015	2014
Liabilities, Temporary Equity and Permanent Equity

Liabilities:

Accrued compensation	$91,137	$181,064
Accounts payable and accrued expenses	66,306	64,598
Dividend payable	30,774	30,057
Debt	573,733	573,655
Liabilities of consolidated CLO entity:
Senior and subordinated note obligations	125,913	151,982
Other liabilities	273	298
Other liabilities	113,141	93,485
Total liabilities	1,001,277	1,095,139

Commitments and contingencies

Temporary Equity:

Redeemable non-controlling interests	135,090	107,466

Permanent Equity:

Voting Common Stock, par value $0.00390625 per share:
Authorized, 1,280,000 shares Issued and outstanding, 429,005 and 415,078 shares, respectively	2	2
Non-Voting Common Stock, par value $0.00390625 per share:
Authorized, 190,720,000 shares Issued and outstanding, 117,508,478 and 117,846,273 shares, respectively	459	460
Additional paid-in capital	-	-
Notes receivable from stock option exercises	(9,179)	(8,818)
Accumulated other comprehensive loss	(32,372)	(17,996)
Appropriated retained earnings	3,808	2,467
Retained earnings	671,909	679,061
Total Eaton Vance Corp. shareholders' equity	634,627	655,176
Non-redeemable non-controlling interests	1,558	2,305
Total permanent equity	636,185	657,481
Total liabilities, temporary equity and permanent equity	$1,772,552	$1,860,086

See notes to Consolidated Financial Statements.

Eaton Vance Corp.

Consolidated Statements of Income (unaudited)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(in thousands, except per share data)	2015	2014	2015	2014
Revenue:
Investment advisory and administrative fees	$300,624	$300,136	$602,437	$604,849
Distribution and underwriter fees	20,048	21,212	41,084	42,833
Service fees	28,461	30,829	58,308	63,120
Other revenue	2,531	1,884	4,765	3,520
Total revenue	351,664	354,061	706,594	714,322
Expenses:
Compensation and related costs	120,075	114,656	240,267	233,478
Distribution expense	30,082	34,785	136,349	70,333
Service fee expense	26,358	28,281	54,138	57,486
Amortization of deferred sales commissions	3,692	4,354	7,420	9,324
Fund-related expenses	8,932	8,455	17,638	16,908
Other expenses	40,304	38,227	78,001	77,290
Total expenses	229,443	228,758	533,813	464,819
Operating income	122,221	125,303	172,781	249,503
Non-operating income (expense):
Gains (losses) and other investment income, net	347	(738)	3,149	(325)
Interest expense	(7,337)	(7,404)	(14,673)	(14,804)
Other income (expense) of consolidated CLO entities:
Gains and other investment income, net	2,212	5,104	3,513	13,813
Interest and other expense	(611)	(4,188)	(1,805)	(12,023)
Total non-operating expense	(5,389)	(7,226)	(9,816)	(13,339)
Income before income taxes and equity in net income of affiliates	116,832	118,077	162,965	236,164
Income taxes	(43,896)	(45,249)	(60,666)	(89,891)
Equity in net income of affiliates, net of tax	2,957	5,219	6,103	8,504
Net income	75,893	78,047	108,402	154,777
Net income attributable to non-controlling and other beneficial interests	(5,509)	(3,146)	(9,015)	(8,518)
Net income attributable to Eaton Vance Corp. shareholders	$70,384	$74,901	$99,387	$146,259
Earnings per share:
Basic	$0.61	$0.62	$0.85	$1.21
Diluted	$0.58	$0.59	$0.82	$1.15
Weighted average shares outstanding:
Basic	114,415	118,103	114,326	118,060
Diluted	119,730	123,021	119,548	123,564
Dividends declared per share	$0.25	$0.22	$0.50	$0.44

See notes to Consolidated Financial Statements.

Eaton Vance Corp.

Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(in thousands)	2015	2014	2015	2014

Net income	$75,893	$78,047	$108,402	$154,777

Other comprehensive income (loss):
Amortization of net gains on derivatives, net of tax	4	3	7	6
Unrealized holding gains on available-for-sale investments and reclassification adjustments, net of tax	957	872	315	379
Foreign currency translation adjustments, net of tax	8,753	2,155	(14,698)	(5,853)

Other comprehensive income (loss), net of tax	9,714	3,030	(14,376)	(5,468)

Total comprehensive income	85,607	81,077	94,026	149,309
Comprehensive income attributable to non-controlling and other beneficial interests	(5,509)	(3,146)	(9,015)	(8,518)
Total comprehensive income attributable to Eaton Vance Corp. shareholders	$80,098	$77,931	$85,011	$140,791

See notes to Consolidated Financial Statements.

Eaton Vance Corp.

Consolidated Statements of Shareholders' Equity (unaudited)

	Permanent Equity									Temporary Equity
(in thousands)	Voting Common Stock	Non-Voting Common Stock	Additional Paid-In Capital	Notes Receivable from Stock Option Exercises	Accumulated Other Comprehensive Loss	Appropriated Retained Earnings	Retained Earnings	Non- Redeemable Non- Controlling Interests	Total Permanent Equity	Redeemable Non- Controlling Interests
Balance, November 1, 2014	$2	$460	$-	$(8,818)	$(17,996)	$2,467	$679,061	$2,305	$657,481	$107,466
Net income	-	-	-	-	-	1,341	99,387	1,918	102,646	5,756
Other comprehensive loss	-	-	-	-	(14,376)	-	-	-	(14,376)	-
Dividends declared ($0.50 per share)	-	-	-	-	-	-	(59,032)	-	(59,032)	-
Issuance of Voting Common Stock	-	-	77	-	-	-	-	-	77	-
Issuance of Non-Voting Common Stock:
On exercise of stock options	-	6	32,542	(951)	-	-	-	-	31,597	-
Under employee stock purchase plans	-	-	1,533	-	-	-	-	-	1,533	-
Under employee stock purchase incentive plan	-	-	2,545	-	-	-	-	-	2,545	-
Under restricted stock plan, net of forfeitures	-	5	-	-	-	-	-	-	5	-
Stock-based compensation	-	-	33,785	-	-	-	-	-	33,785	-
Tax benefit of stock option exercises	-	-	6,819	-	-	-	-	-	6,819	-
Repurchase of Non-Voting Common Stock	-	(12)	(76,186)	-	-	-	(47,507)	-	(123,705)	-
Principal repayments on notes receivable from stock option exercises	-	-	-	590	-	-	-	-	590	-
Net subscriptions (redemptions/distributions) of non-controlling interest holders	-	-	-	-	-	-	-	(2,068)	(2,068)	2,244
Net consolidations (deconsolidations) of sponsored investment funds	-	-	-	-	-	-	-	-	-	24,920
Reclass to temporary equity	-	-	-	-	-	-	-	(597)	(597)	597
Purchase of non-controlling interests	-	-	-	-	-	-	-	-	-	(7,008)
Other changes in non-controlling interests	-	-	(1,115)	-	-	-	-	-	(1,115)	1,115
Balance, April 30, 2015	$2	$459	$-	$(9,179)	$(32,372)	$3,808	$671,909	$1,558	$636,185	$135,090

See notes to Consolidated Financial Statements.

Eaton Vance Corp.

Consolidated Statements of Shareholders' Equity (unaudited) (continued)

	Permanent Equity									Temporary Equity
(in thousands)	Voting Common Stock	Non-Voting Common Stock	Additional Paid-In Capital	Notes Receivable from Stock Option Exercises	Accumulated Other Comprehensive Loss	Appropriated Retained Earnings	Retained Earnings	Non- Redeemable Non- Controlling Interests	Total Permanent Equity	Redeemable Non- Controlling Interests
Balance, November 1, 2013	$2	$474	$124,837	$(7,122)	$(177)	$10,249	$541,521	$1,755	$671,539	$74,856
Net income	-	-	-	-	-	(1,095)	146,259	2,733	147,897	6,880
Other comprehensive loss	-	-	-	-	(5,468)	-	-	-	(5,468)	-
Dividends declared ($0.44 per share)	-	-	-	-	-	-	(53,497)	-	(53,497)	-
Issuance of Voting Common Stock	-	-	59	-	-	-	-	-	59	-
Issuance of Non-Voting Common Stock:
On exercise of stock options	-	5	29,964	(1,922)	-	-	-	-	28,047	-
Under employee stock purchase plans	-	-	1,909	-	-	-	-	-	1,909	-
Under employee stock purchase incentive plans	-	-	2,493	-	-	-	-	-	2,493	-
Under restricted stock plan, net of forfeitures	-	5	-	-	-	-	-	-	5	-
Stock-based compensation	-	-	29,489	-	-	-	-	-	29,489	-
Tax benefit of stock option exercises	-	-	11,206	-	-	-	-	-	11,206	-
Repurchase of Voting Common Stock	-	-	(77)	-	-	-	-	-	(77)	-
Repurchase of Non-Voting Common Stock	-	(14)	(135,319)	-	-	-	-	-	(135,333)	-
Principal repayments on notes receivable from stock option exercises	-	-	-	1,570	-	-	-	-	1,570	-
Net subscriptions (redemptions/distributions) of non-controlling interest holders	-	-	-	-	-	-	-	(2,576)	(2,576)	(2,734)
Net consolidations (deconsolidations) of sponsored investment funds	-	-	-	-	-	-	-	-	-	(745)
Reclass to temporary equity	-	-	-	-	-	-	-	(352)	(352)	352
Purchase of non-controlling interests	-	-	-	-	-	-	-	-	-	(6,839)
Issuance of subsidiary equity	-	-	-	-	-	-	-	-	-	9,935
Other changes in non-controlling interests	-	-	(12,557)	-	-	-	-	-	(12,557)	12,557
Balance, April 30, 2014	$2	$470	$52,004	$(7,474)	$(5,645)	$9,154	$634,283	$1,560	$684,354	$94,262

See notes to Consolidated Financial Statements.

Eaton Vance Corp.

Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended
	April 30,
(in thousands)	2015	2014

Cash Flows From Operating Activities:
Net income	$108,402	$154,777
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	10,857	11,096
Amortization of deferred sales commissions	7,426	9,366
Stock-based compensation	33,785	29,489
Deferred income taxes	6,784	11,123
Net losses on investments and derivatives	3,170	2,909
Equity in net income of affiliates, net of amortization	(6,419)	(10,422)
Dividends received from affiliates	5,891	8,338
Consolidated CLO entities' operating activities:
Net gains on bank loans, other investments and note obligations	(914)	(853)
Amortization	(67)	(665)
Net increase (decrease) in other assets and liabilities, including cash	3,435	(140,520)
Changes in operating assets and liabilities:
Investment advisory fees and other receivables	3,980	(2,112)
Investments in trading securities	(86,651)	(178,504)
Deferred sales commissions	(11,031)	(8,116)
Other assets	7,981	8,054
Accrued compensation	(89,830)	(72,785)
Accounts payable and accrued expenses	1,161	8,507
Other liabilities	21,493	15,051
Net cash provided by (used for) operating activities	19,453	(155,267)
Cash Flows From Investing Activities:
Additions to equipment and leasehold improvements	(5,261)	(4,226)
Net cash paid in acquisition	(9,085)	-
Proceeds from sale of investments	39,021	63,843
Purchase of investments	(4,044)	(20,813)
Consolidated CLO entities' investing activities:
Proceeds from sales and maturities of bank loans and other investments	24,140	332,652
Purchase of bank loans and other investments	(1,730)	(247,649)
Net cash provided by investing activities	43,041	123,807

See notes to Consolidated Financial Statements.

Eaton Vance Corp.

Consolidated Statements of Cash Flows (unaudited) (continued)

	Six Months Ended
	April 30,
(in thousands)	2015	2014
Cash Flows From Financing Activities:
Purchase of additional non-controlling interest	(18,602)	(26,872)
Proceeds from issuance of Voting Common Stock	77	59
Proceeds from issuance of Non-Voting Common Stock	35,680	32,454
Repurchase of Voting Common Stock	-	(77)
Repurchase of Non-Voting Common Stock	(123,705)	(135,333)
Principal repayments on notes receivable from stock option exercises	590	1,570
Excess tax benefit of stock option exercises	6,819	11,206
Dividends paid	(58,399)	(53,566)
Net subscriptions received from (redemptions/distributions paid to) non-controlling interest holders	176	(5,310)
Consolidated CLO entities' financing activities:
Repayment of line of credit	-	(247,789)
Repayment of redeemable preferred shares	-	(60,000)
Issuance of senior and subordinated notes and preferred shares	-	429,582
Principal repayments of senior note obligations	(25,944)	(63,780)
Net cash used for financing activities	(183,308)	(117,856)
Effect of currency rate changes on cash and cash equivalents	(1,503)	(651)
Net decrease in cash and cash equivalents	(122,317)	(149,967)
Cash and cash equivalents, beginning of period	385,215	461,906
Cash and cash equivalents, end of period	$262,898	$311,939
Supplemental Cash Flow Information:
Cash paid for interest	$14,183	$13,916
Cash paid for interest by consolidated CLO entities	1,829	4,094
Cash paid for income taxes, net of refunds	48,676	51,609
Supplemental Disclosure of Non-Cash Information:
Increase in equipment and leasehold improvements due to non-cash additions	$705	$28
Exercise of stock options through issuance of notes receivable	951	1,922
Acquisition of non-controlling interests through issuance of subsidiary equity	-	9,935
Net Consolidations (Deconsolidations) of Sponsored Investment Funds:
Increase (decrease) in investments	$25,297	$(776)
Increase (decrease) in non-controlling interests	24,920	(745)

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

Payments to end certain closed-end fund service and additional compensation arrangements

During the first quarter of fiscal 2015, the Company made a one-time payment of $73.0 million to terminate certain closed-end fund service and additional compensation arrangements with a significant distribution partner.  The payment was included as a component of distribution expense in the Company’s Consolidated Statement of Income for the six months ended April 30, 2015.

2.	New Accounting Standards Not Yet Adopted

Consolidation

In February 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-02, Amendments to the Consolidation Analysis, which amends the consolidation requirements in Accounting Standards Codification (“ASC”) 810, Consolidation. Under the amendments in this ASU, all entities, including limited partnerships and similar legal entities, are now within the scope of ASC 810, unless a scope exception applies. The presumption that a general partner controls a limited partnership has been eliminated. In addition, fees paid to decision makers that meet certain conditions no longer cause the decision makers to consolidate variable interest entities (“VIEs”) in certain instances, with the amendments placing more emphasis on variable interests other than fee arrangements in the consolidation evaluation. This ASU also eliminates the deferral under ASU 2010-10, Consolidation - Amendments for Certain Investment Funds, and, as such, the Company must evaluate any entities that qualified for the deferral to determine whether these entities are VIEs and whether they should be consolidated. The new guidance is effective for annual periods, and interim periods within those annual periods, for the Company’s fiscal year that begins on November 1, 2016 and allows for either a full retrospective or a modified retrospective adoption approach. Early adoption is allowed, but the guidance must be applied as of the beginning of the annual period containing the adoption date. The Company is currently evaluating the potential impact on its Consolidated Financial Statements and related disclosures.

Presentation of Debt Issuance Costs

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of debt issuance costs in the balance sheet. The new guidance requires that debt issuance costs be presented as a deduction from the carrying amount of the related debt rather than being presented as an asset. Amortization of debt issuance costs will continue to be reported as interest expense. The new guidance is effective for the Company’s fiscal year that begins on November 1, 2016 and requires retrospective application for each prior period presented. Early adoption is permitted for financial statements that have not been previously issued. The Company is currently evaluating the impact on its Consolidated Financial Statements.

Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement

In April 2015, the FASB issued ASU 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which provides guidance about whether a cloud computing arrangement includes a software license. The guidance does not change the current treatment for accounting for software licenses or service contracts. The new guidance is effective for the Company’s fiscal year that begins on November 1, 2016. Early adoption is permitted. The update allows for either prospective or retrospective adoption. The Company is currently evaluating the transition methods and the potential impact on its Consolidated Financial Statements and related disclosures.

Revenue from Contracts with Customers

In April 2015, the FASB proposed a one year delay in the effective date of ASU 2014-09, Revenue From Contracts with Customers. ASU 2014-09 currently becomes effective for the Company on November 1, 2017. The Company is currently evaluating the potential impact of this new guidance as well as the available transition methods.

3.	Consolidated Sponsored Funds

The following table sets forth the balances related to consolidated sponsored funds at April 30, 2015 and October 31, 2014, as well as the Company’s net interest in these funds:

(in thousands)	April 30, 2015	October 31, 2014
Investments	$320,992	$172,413
Other assets	14,883	19,474
Other liabilities	(55,912)	(32,559)
Redeemable non-controlling interests	(41,299)	(8,983)
Net interest in consolidated sponsored funds(1)	$238,664	$150,345

(1)Excludes the Company's investment in its consolidated CLO entity, which is discussed in Note 8.

The Company did not deconsolidate any sponsored funds during the six months ended April 30, 2015. During the six months ended April 30, 2014, the Company deconsolidated one sponsored fund.

4.	Investments

The following is a summary of investments at April 30, 2015 and October 31, 2014:

(in thousands)	April 30, 2015	October 31, 2014
Investment securities, trading:
Short-term debt	$120,069	$156,972
Consolidated sponsored funds	320,992	172,413
Separately managed accounts	64,913	51,660
Total investment securities, trading	505,974	381,045
Investment securities, available-for-sale	23,683	30,167
Investments in non-consolidated CLO entities	7,849	4,033
Investments in equity method investees	159,267	206,352
Investments, other	3,008	3,008
Total investments(1)	$699,781	$624,605

(1)Excludes the Company's investment in its consolidated CLO entity, which is discussed in Note 8.

Investment securities, trading

The following is a summary of the fair value of investments classified as trading at April 30, 2015 and October 31, 2014:

(in thousands)	April 30, 2015	October 31, 2014
Short-term debt	$120,069	$156,972
Other debt - consolidated sponsored funds and separately managed accounts	176,821	83,824
Equity securities - consolidated sponsored funds and separately managed accounts	209,084	140,249
Total investment securities, trading	$505,974	$381,045

During the six months ended April 30, 2015, the Company seeded investments in five sponsored funds and ten separately managed accounts. During the six months ended April 30, 2014, the Company seeded investments in three sponsored funds. The Company did not seed any separately managed accounts during the six months ended April 30, 2014.

The Company recognized gains related to trading securities still held at the reporting date of $7.4 million and $6.9 million for the three months ended April 30, 2015 and 2014, respectively, and $1.2 million and $1.9 million for the six months ended April 30, 2015 and 2014, respectively.

Investment securities, available-for-sale

The following is a summary of the gross unrealized gains (losses) included in accumulated other comprehensive loss related to securities classified as available-for-sale at April 30, 2015 and October 31, 2014:

April 30, 2015		Gross Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
Investment securities, available-for-sale	$13,974	$9,833	$(124)	$23,683

October 31, 2014		Gross Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
Investment securities, available-for-sale	$21,032	$9,159	$(24)	$30,167

Net unrealized holding gains on investment securities classified as available-for-sale included in other comprehensive income (loss), net of tax, were $1.1 million and $1.5 million for the three months ended April 30, 2015 and 2014, respectively, and $0.1 million and $0.7 million for the six months ended April 30, 2015 and 2014, respectively.

The Company evaluated gross unrealized losses of $0.1 million as of April 30, 2015 and determined that these losses were not other-than-temporary, primarily because the Company has both the ability and intent to hold the investments for a period of time sufficient to recover such losses. The aggregate fair value of investments with unrealized losses was $4.3 million at April 30, 2015. No investment with a gross unrealized loss has been in a loss position for greater than one year.

The following is a summary of the Company’s realized gains and losses upon disposition of investments classified as available-for-sale for the three and six months ended April 30, 2015 and 2014:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(in thousands)	2015	2014	2015	2014
Gains	$607	$129	$657	$562
Losses	(310)	(528)	(316)	(898)
Net realized gains (losses)	$297	$(399)	$341	$(336)

Investments in equity method investees

The Company has a 49 percent interest in Hexavest Inc. (“Hexavest”), a Montreal, Canada-based investment adviser. The carrying value of this investment was $154.4 million and $166.0 million at April 30, 2015 and October 31, 2014, respectively. At April 30, 2015, the Company’s investment in Hexavest consisted of $6.1 million of equity in the net assets of Hexavest, intangible assets of $30.2 million and goodwill of $126.2 million, net of a deferred tax liability of $8.1 million. At October 31, 2014, the Company’s investment in Hexavest consisted of $5.9 million of equity in the net assets of Hexavest, intangible assets of $33.5 million and goodwill of $135.6 million, net of a deferred tax liability of $9.0 million. The investment is denominated in Canadian dollars and is subject to foreign currency translation adjustments, which are recorded in accumulated other comprehensive income (loss).

The Company has a 7 percent equity interest in a private equity partnership managed by a third party that invests in companies in the financial services industry. The Company’s investment in the partnership was $4.9 million and $4.2 million at April 30, 2015 and October 31, 2014, respectively.

At April 30, 2015, the Company did not account for any Eaton Vance-sponsored funds under the equity method. The Company had equity method investments in the following Eaton Vance-sponsored funds as of October 31, 2014:

	Equity Ownership Interest (%)	Carrying Value ($)(1)
	October 31,	October 31,
(dollar amounts in thousands)	2014	2014
Eaton Vance Real Estate Fund	34%	$11,953
Eaton Vance Focused Growth Opportunities Fund	33%	9,559
Eaton Vance Focused Value Opportunities Fund	32%	7,588
Eaton Vance Tax-Advantaged Bond Strategies Long Term Fund	27%	6,105
Eaton Vance Currency Income Advantage Fund	43%	973
Total		$36,178

(1)	The carrying value of equity method investments in Company-sponsored funds is measured based on the funds’ net asset values. The Company has the ability to redeem its investments in these funds at any time.

The Company did not recognize any impairment losses related to its investments in equity method investees during the three and six months ended April 30, 2015 and 2014, respectively.

During the six months ended April 30, 2015 and 2014, the Company received dividends of $5.9 million and $8.3 million, respectively, from its investments in equity method investees.

5.	Fair Value Measurements

The following tables summarize financial assets and liabilities measured at fair value on a recurring basis and their assigned levels within the valuation hierarchy at April 30, 2015 and October 31, 2014:

April 30, 2015
(in thousands)	Level 1	Level 2	Level 3	Other Assets Not Held at Fair Value	Total

Financial assets:
Cash equivalents	$17,826	$10,899	$-	$-	$28,725
Investments:
Investment securities, trading:
Short-term debt	-	120,069	-	-	120,069
Other debt - consolidated sponsored funds and separately managed accounts	25,481	151,340	-	-	176,821
Equity - consolidated sponsored funds and separately managed accounts	143,778	65,306	-	-	209,084
Investment securities, available-for-sale	16,819	6,864	-	-	23,683
Investments in non-consolidated CLO entities(1)	-	-	-	7,849	7,849
Investments in equity method investees(2)	-	-	-	159,267	159,267
Investments, other(3)	-	61	-	2,947	3,008
Derivative instruments	-	1,278	-	-	1,278
Assets of consolidated CLO entity:
Cash equivalents	1,542	-	-	-	1,542
Bank loans and other investments	-	124,402	43	-	124,445
Total financial assets	$205,446	$480,219	$43	$170,063	$855,771

Financial liabilities:
Derivative instruments	$-	$7,624	$-	$-	$7,624
Securities sold, not yet purchased	-	4,448	-	-	4,448
Liabilities of consolidated CLO entity:
Senior and subordinated note obligations	-	2,682	123,231	-	125,913
Total financial liabilities	$-	$14,754	$123,231	$-	$137,985

October 31, 2014
(in thousands)	Level 1	Level 2	Level 3	Other Assets Not Held at Fair Value	Total

Financial assets:
Cash equivalents	$19,599	$60,312	$-	$-	$79,911
Investments:
Investment securities, trading:
Short-term debt	-	156,972	-	-	156,972
Other debt - consolidated sponsored funds and separately managed accounts	10,799	73,025	-	-	83,824
Equity - consolidated sponsored funds and separately managed accounts	86,504	53,745	-	-	140,249
Investment securities, available-for-sale	23,600	6,567	-	-	30,167
Investments in non-consolidated CLO entities(1)	-	-	-	4,033	4,033
Investments in equity method investees(2)	-	-	-	206,352	206,352
Investments, other(3)	-	61	-	2,947	3,008
Derivative instruments	-	4,416	-	-	4,416
Assets of consolidated CLO entity:
Cash equivalents	8,697	-	-	-	8,697
Bank loans and other investments	-	146,315	801	-	147,116
Total financial assets	$149,199	$501,413	$801	$213,332	$864,745

Financial liabilities:
Derivative instruments	$-	$2,618	$-	$-	$2,618
Securities sold, not yet purchased	-	981	-	-	981
Liabilities of consolidated CLO entity:
Senior and subordinated note obligations	-	2,672	149,310	-	151,982
Total financial liabilities	$-	$6,271	$149,310	$-	$155,581

(1)	The Company’s investments in these CLO entities are measured at fair value on a non-recurring basis using Level 3 inputs. The investments are carried at amortized cost unless facts and circumstances indicate that the investments have been impaired, at which time the investments are written down to fair value.
(2)	Investments in equity method investees are not measured at fair value in accordance with GAAP.
(3)	Investments, other, include investments carried at cost that are not measured at fair value in accordance with GAAP.

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

Derivative instruments

Derivative instruments, which include foreign exchange contracts, stock index futures contracts, commodity futures contracts, interest rate futures contracts and total return swap contracts, are recorded as either other assets or other liabilities on the Company’s Consolidated Balance Sheets. Foreign exchange contracts are valued by interpolating a value using the spot foreign exchange rate and forward points, which are based on spot rate and currency interest rate differentials. Stock index futures contracts, commodity futures contracts, interest rate futures contracts and total return swap contracts are valued using a third-party pricing service that determines fair value based on bid and ask prices. Derivative instruments generally are classified as Level 2 within the fair value measurement hierarchy.

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

Transfers in and out of Levels

The following table summarizes fair value transfers between Level 1 and Level 2 of the fair value measurement hierarchy for the three and six months ended April 30, 2015 and 2014:

	Three Months Ended April 30,		Six Months Ended April 30,
(in thousands)	2015	2014	2015	2014
Transfers from Level 1 into Level 2(1)	$1,201	$542	$5,981	$214
Transfers from Level 2 into Level 1(2)	172	1,524	182	1,027

(1)	Transfers from Level 1 into Level 2 primarily represent debt and equity securities formerly classified as Level 1 for which unadjusted quoted market prices in active markets became unavailable in the current period.
(2)	Transfers from Level 2 into Level 1 primarily represent debt and equity securities formerly classified as Level 2 for which unadjusted quoted market prices in active markets became available in the current period.

Level 3 assets and liabilities

The following table shows a reconciliation of the beginning and ending fair value measurements of assets and liabilities valued on a recurring basis and classified as Level 3 within the fair value measurement hierarchy for the three and six months ended April 30, 2015 and 2014:

	Three Months Ended		Three Months Ended
	April 30, 2015		April 30, 2014
(in thousands)	Bank loans and other investments of consolidated CLO entity	Senior and subordinated note obligations of consolidated CLO entity	Bank loans and other investments of consolidated CLO entities	Senior and subordinated note obligations and redeemable preferred shares of consolidated CLO entities

Beginning balance	$47	$137,808	$7	$665,970
Net gains (losses) on investments and note obligations included in net income(1)	(4)	163	-	1,026
Amortization of original issue discount on senior notes	-	-	-	75
Principal paydown	-	(14,740)	-	(33,912)
Ending balance	$43	$123,231	$7	$633,159
Change in unrealized gains (losses) included in net income relating to assets and liabilities held	$(4)	$163	$-	$1,026

	Six Months Ended		Six Months Ended
	April 30, 2015		April 30, 2014
(in thousands)	Bank loans and other investments of consolidated CLO entity	Senior and subordinated note obligations of consolidated CLO entity	Bank loans and other investments of consolidated CLO entities	Senior and subordinated note obligations and redeemable preferred shares of consolidated CLO entities

Beginning balance	$801	$149,310	$1,245	$276,476
Issuance of senior and subordinated notes and redeemable preferred shares	-	-	-	421,523
Net gains (losses) on investments and note obligations included in net income(1)	(375)	(1,514)	(186)	(1,135)
Additions(2)	-	1,379	-	-
Sales	-	-	(1,052)	-
Amortization of original issue discount on senior notes	-	-	-	75
Principal paydown	-	(25,944)	-	(63,780)
Transfers out of Level 3(3)	(383)	-	-	-
Ending balance	$43	$123,231	$7	$633,159
Change in unrealized gains (losses) included in net income relating to assets and liabilities held	$(375)	$(1,514)	$(9)	$(1,135)

(1)	Substantially all net gains (losses) on investments and note obligations and redeemable preferred shares attributable to the assets and borrowings of the Company's consolidated CLO entities are allocated to non-controlling and other beneficial interests on the Company's Consolidated Statements of Income.
(2)	Represents the Company's subordinated interest, which was previously eliminated in consolidation. The Company sold its interest in the first quarter of fiscal 2015. Refer to Note 8.
(3)	Transfers out of Level 3 into Level 2 of the fair value measurement hierarchy were due to an increase in the observability of inputs used in determining the fair value of certain investments.

The following table shows the valuation technique and significant unobservable inputs utilized in the fair value measurement of Level 3 liabilities of the consolidated CLO entity at April 30, 2015 and October 31, 2014:

April 30, 2015		Valuation	Unobservable	Value/
($ in thousands)	Fair Value	Technique	Inputs(1)	Range

			Prepayment rate	30 percent
			Recovery rate	70 percent
			Default rate	200 bps
Senior and subordinated note obligations	$123,231	Income-approach	Discount rate	75-260 bps

October 31, 2014		Valuation	Unobservable	Value/
($ in thousands)	Fair Value	Technique	Inputs(1)	Range

			Prepayment rate	30 percent
			Recovery rate	70 percent
			Default rate	200 bps
Senior and subordinated note obligations	$149,310	Income-approach	Discount rate	75-250 bps

(1)	Discount rate refers to spread over LIBOR. Lower spreads relate to the more senior tranches in the CLO note structure; higher spreads relate to the less senior tranches. The default rate refers to the constant annual default rate. The recovery rate is the expected recovery of defaulted amounts received through asset sales, recovery through bankruptcy restructuring or other settlement processes. The prepayment rate is the rate at which the underlying collateral is expected to repay principal.

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

Derivative financial instruments designated as cash flow hedges

During both the three months ended April 30, 2015 and 2014, the Company reclassified into interest expense $50,000 of deferred gains related to a forward-starting interest rate swap entered into in connection with the offering of its 3.625 percent unsecured senior notes due June 15, 2023 (“2023 Senior Notes”). During both the six months ended April 30, 2015 and 2014, the Company reclassified into interest expense $0.1 million of this deferred gain. At April 30, 2015, the remaining unamortized gain on this transaction was $1.6 million. During the next twelve months, the Company expects to reclassify approximately $0.2 million of the gain into interest expense.

During both the three months ended April 30, 2015 and 2014, the Company reclassified into interest expense $56,000 of deferred losses related to a Treasury lock transaction entered into in connection with the issuance of its 6.5 percent unsecured senior notes due October 2, 2017 (“2017 Senior Notes”). During both the six months ended April 30, 2015 and 2014, the Company reclassified into interest expense $0.1 million of deferred losses on this Treasury lock. At April 30, 2015, the remaining unamortized loss on this transaction was $0.5 million. During the next twelve months, the Company expects to reclassify approximately $0.2 million of the loss on the Treasury lock transaction into interest expense.

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

At April 30, 2015 and October 31, 2014, excluding derivative financial instruments held in certain consolidated sponsored funds and separately managed accounts, the Company had 36 and 39 foreign exchange contracts outstanding with four counterparties with an aggregate notional value of $31.9 million and $16.8 million, respectively; 1,684 and 2,091 stock index futures contracts outstanding with one counterparty with an aggregate notional value of $158.4 million and $177.3 million, respectively; 361 and 566 commodity futures contracts outstanding with one counterparty with an aggregate notional value of $21.0 million and $32.3 million, respectively; and 52 and 122 interest rate futures contracts outstanding with one counterparty with an aggregate notional value of $5.4 million and $12.4 million, respectively. At April 30, 2015, the Company had three total return swap contracts outstanding with one counterparty with an aggregate notional value of $31.0 million. As of October 31, 2014, the Company did not have any total return swap contracts outstanding. The number of derivative contracts outstanding and the notional values they represent at April 30, 2015 and October 31, 2014 are indicative of derivative balances throughout each respective period.

The following tables present the fair value of derivative financial instruments, excluding derivative financial instruments held in certain consolidated sponsored funds and separately managed accounts, not designated as hedging instruments as of April 30, 2015 and October 31, 2014:

April 30, 2015
	Assets		Liabilities
(in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other assets	$266	Other liabilities	$813
Stock index futures contracts	Other assets	341	Other liabilities	5,575
Commodity futures contracts	Other assets	671	Other liabilities	867
Interest rate futures contracts	Other assets	-	Other liabilities	39
Total return swap contracts	Other assets	-	Other liabilities	330
Total		$1,278		$7,624

October 31, 2014
	Assets		Liabilities
(in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other assets	$289	Other liabilities	$290
Stock index futures contracts	Other assets	2,685	Other liabilities	1,614
Commodity futures contracts	Other assets	1,442	Other liabilities	631
Interest rate futures contracts	Other assets	-	Other liabilities	83
Total		$4,416		$2,618

The following is a summary of the net gains (losses) recognized in income for the three and six months ended April 30, 2015 and 2014:

	Income Statement	Three Months Ended April 30,		Six Months Ended April 30,
(in thousands)	Location	2015	2014	2015	2014
Foreign exchange contracts	Gains (losses) and other investment income, net	$(111)	$(1,288)	$450	$138
Stock index futures contracts	Gains (losses) and other investment income, net	(8,841)	(9,693)	(7,308)	(7,538)
Commodity futures contracts	Gains (losses) and other investment income, net	(289)	(1,338)	2,324	(1,323)
Interest rate futures contracts	Gains (losses) and other investment income, net	183	-	(258)	-
Total return swap contracts	Gains (losses) and other investment income, net	(559)	-	(654)	-
Total		$(9,617)	$(12,319)	$(5,446)	$(8,723)

7.	Fair Value Measurements of Other Financial Instruments

Certain financial instruments are not carried at fair value, but their fair value is required to be disclosed. The following is a summary of the carrying amounts and estimated fair values of these financial instruments at April 30, 2015 and October 31, 2014:

	April 30, 2015			October 31, 2014
(in thousands)	Carrying Value	Fair Value	Fair Value Level	Carrying Value	Fair Value	Fair Value Level
Investments, other	$2,947	$2,947	3	$2,947	$2,947	3
Other assets	$6,853	$6,853	3	$7,363	$7,363	3
Debt	$573,733	$613,514	2	$573,655	$611,015	2

Included in investments, other, is a non-controlling capital interest in Atlanta Capital Management Holdings, LLC (“ACM Holdings”) carried at $1.3 million at April 30, 2015 and October 31, 2014. The carrying value of this investment approximates fair value. Fair value of this investment is determined using a cash flow model that projects future cash flows based upon contractual obligations, to which the Company then applies an appropriate discount rate. The fair value of this investment falls within Level 3 of the fair value measurement hierarchy.

Included in other assets at April 30, 2015 and October 31, 2014 is an option exercisable in 2017 to acquire an additional 26 percent interest in Hexavest carried at $6.9 million and $7.4 million, respectively. The carrying value of this option approximates fair value. The fair value of this option is determined using a Monte Carlo model, which simulates potential future market multiples of earnings before interest and taxes (“EBIT”) and compares this to the contractually fixed multiple of Hexavest’s EBIT at which the option can be exercised. The Monte Carlo model uses this array of simulated multiples and their difference from the contractual multiple times the projected EBIT for Hexavest to estimate the future exercise value of the option, which is then adjusted to present value. The fair value of this investment falls within Level 3 of the fair value measurement hierarchy.

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

Consolidated CLO entities

As of April 30, 2015, the Company deems itself to be the primary beneficiary of one non-recourse CLO entity, Eaton Vance CLO IX. In developing its initial conclusion that it is the primary beneficiary of Eaton Vance CLO IX, the Company determined that it had a more than insignificant variable interest in the entity by virtue of its 8 percent residual interest and the presence of an incentive collateral management fee, which combined exposed the Company to a more than insignificant amount of the entity’s variability relative to its anticipated economic performance. In its role as collateral manager of this entity, the Company has the power to direct the activities that most significantly impact the economic performance of the entity. The Company’s variable interest represents an obligation to absorb losses of, or a right to receive benefits from, the entity that could potentially be significant to the entity. In consideration of these factors, the Company concluded that it is the primary beneficiary of Eaton Vance CLO IX for consolidation accounting purposes.

On November 13, 2014, the Company sold its residual 8 percent interest in Eaton Vance CLO IX to an unrelated third party and recognized a loss on disposal of $0.3 million. The Company continues to serve as collateral manager of the entity and continues to hold variable interests in the entity in the form of collateral management fees. The Company concluded that it remains the primary beneficiary of the entity due to the significance of the variable interest represented by the incentive collateral management fee and, as a result, continues to consolidate Eaton Vance CLO IX subsequent to the disposition of its residual interest.

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

Interest income and expense are recorded on an accrual basis and reported in gains and other investment income, net, and in interest and other expense, respectively, of the consolidated CLO entities in the Company’s Consolidated Statements of Income for the three and six months ended April 30, 2015 and 2014. Substantially all ongoing gains (losses) related to the consolidated CLO entities’ bank loans, other investments and note obligations and redeemable preferred shares recorded in earnings for the periods presented are attributable to changes in instrument-specific credit considerations.

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

The following tables present, as of April 30, 2015 and October 31, 2014, the fair value of Eaton Vance CLO IX’s assets and liabilities that are subject to fair value accounting:

April 30, 2015
	CLO Bank Loan Investments
(in thousands)	Total CLO bank loan investments	90 days or more past due	Senior and subordinated note obligations
Unpaid principal balance	$120,849	$-	$142,281
Unpaid principal balance over fair value	(1,761)	-	(16,368)
Fair value	$119,088	$-	$125,913

October 31, 2014
	CLO Bank Loan Investments
(in thousands)	Total CLO bank loan investments	90 days or more past due	Senior and subordinated note obligations
Unpaid principal balance	$144,723	$500	$165,696
Unpaid principal balance over fair value	(3,282)	(500)	(13,714)
Fair value	$141,441	$-	$151,982

Changes in the fair values of Eaton Vance CLO IX’s bank loans and other investments resulted in net gains (losses) of $1.2 million and $(0.7) million during the three months ended April 30, 2015 and 2014, respectively, while changes in the fair value of Eaton Vance CLO IX’s note obligations resulted in net losses of $0.2 million and $0.3 million, respectively. The combined net gains (losses) of $1.0 million and $(1.0) million for the three months ended April 30, 2015 and 2014, respectively, were recorded in gains and other investment income, net, of consolidated CLO entities on the Company’s Consolidated Statements of Income for those periods.

Changes in the fair values of Eaton Vance CLO IX’s bank loans and other investments resulted in net losses of $0.3 million and $0.2 million during the six months ended April 30, 2015 and 2014, respectively, while changes in the fair value of Eaton Vance CLO IX’s note obligations resulted in net gains (losses) of $1.5 million and $(1.3) million, respectively. The combined net gains (losses) of $1.2 million and $(1.5) million for the six months ended April 30, 2015 and 2014, respectively, were recorded in gains and other investment income, net, of consolidated CLO entities on the Company’s Consolidated Statements of Income for those periods.

Eaton Vance CLO IX has note obligations that bear interest at variable rates based on LIBOR plus a pre-defined spread, ranging from 0.21 percent to 1.50 percent. The principal amounts outstanding of the note obligations issued by Eaton Vance CLO IX mature on April 20, 2019. It is expected that prepayments received will be used to pay down the entity’s note obligations. During the six months ended April 30, 2015 and 2014, $25.9 million and $63.8 million, respectively, of prepayments were used to pay down the entity’s note obligations. The holders of a majority of the subordinated notes have the option to liquidate Eaton Vance CLO IX, provided there is sufficient value in the entity’s assets to repay the senior notes in full.

For the three months ended April 30, 2015 and 2014, the Company recorded net gains (losses) of $1.5 million and $(0.7) million, respectively, related to Eaton Vance CLO IX. The Company recorded net income (losses) attributable to other beneficial interests of $1.3 million and $(1.6) million for the three months ended April 30, 2015 and 2014, respectively. Net income attributable to Eaton Vance Corp. shareholders was $0.2 million and $0.9 million for the three months ended April 30, 2015 and 2014, respectively.

For the six months ended April 30, 2015 and 2014, the Company recorded net gains (losses) of $1.6 million (including the loss on disposal of its subordinated interest of $(0.3) million) and $(0.4) million, respectively, related to Eaton Vance CLO IX. The Company recorded net income (losses) attributable to other beneficial interests of $1.3 million and $(2.2) million for the six months ended April 30, 2015 and 2014, respectively. Net income attributable to Eaton Vance Corp. shareholders was $0.2 million and $1.7 million for the six months ended April 30, 2015 and 2014, respectively.

The following carrying amounts related to Eaton Vance CLO IX were included in the Company’s Consolidated Balance Sheets at April 30, 2015 and October 31, 2014:

	April 30,	October 31,
(in thousands)	2015	2014
Assets:
Cash and cash equivalents	$5,259	$8,963
Bank loans and other investments	124,445	147,116
Other assets	414	371
Liabilities:
Senior and subordinated note obligations	125,913	151,982
Other liabilities	273	298
Appropriated retained earnings	3,808	2,467
Net interest in Eaton Vance CLO IX	$124	$1,703

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

Changes in the fair values of Eaton Vance CLO 2013-1’s bank loans and other investments resulted in net losses of $0.3 million and $39,000 during the three and six months ended April 30, 2014, respectively, while changes in the fair value of Eaton Vance CLO 2013-1’s note obligations resulted in net gains (losses) of $(0.8) million and $2.4 million during the three and six months ended April 30, 2014, respectively. The combined net gains (losses) of $(1.1) million and $2.4 million, respectively, for the three and six months ended April 30, 2014 were recorded in gains and other investment income, net, of consolidated CLO entities on the Company’s Consolidated Statement of Income.

For the three and six months ended April 30, 2014, the Company recorded net income of $1.5 million and $2.0 million, respectively, related to Eaton Vance CLO 2013-1. The Company recorded net income attributable to other beneficial interests of $0.8 million and $1.1 million for the three and six months ended April 30, 2014. Net income attributable to Eaton Vance Corp. shareholders was $0.7 million and $0.9 million for the three and six months ended April 30, 2014, respectively.

Investments in VIEs that are not consolidated

Sponsored funds

The Company classifies its investments in certain sponsored funds that are considered VIEs as either equity method investments (generally when the Company owns more than 20 percent but less than 50 percent of the fund) or as available-for-sale investments (generally when the Company owns less than 20 percent of the fund) when it is not considered the primary beneficiary of these VIEs. The Company provides aggregated disclosures with respect to these non-consolidated sponsored fund VIEs in Note 4.

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

At April 30, 2015, the Company holds a 16.7 percent subordinated interest in a warehouse stage CLO, Eaton Vance CLO 2015-1, which it has not consolidated at April 30, 2015. The Company has determined that it does not hold the power to direct the activities that most significantly impact Eaton Vance CLO 2015-1 at April 30, 2015 because that power is shared with the majority holder of the equity.

Non-consolidated CLO entities had total assets of $2.3 billion and $2.4 billion as of April 30, 2015 and October 31, 2014, respectively. The Company’s variable interests in these entities consist of the Company’s direct ownership in these entities and any collateral management fees earned but uncollected. The Company’s investment in these entities totaled $7.8 million and $4.0 million as of April 30, 2015 and October 31, 2014, respectively. Collateral management fees receivable for these entities totaled $1.9 million and $2.6 million on April 30, 2015 and October 31, 2014, respectively. In the first six months of fiscal 2015, the Company did not provide any financial or other support to these entities that it was not previously contractually required to provide. The Company’s risk of loss with respect to these managed CLO entities is limited to the carrying value of its investments in, and collateral management fees receivable from, these entities as of April 30, 2015.

The Company’s investment in non-consolidated CLO entities is carried at amortized cost and is disclosed as a component of investments in Note 4. Income from these entities is recorded as a component of gains and other investment income, net, in the Company’s Consolidated Statements of Income, based upon projected investment yields.

Other entities

The Company holds variable interests in, but is not deemed to be the primary beneficiary of, certain sponsored privately offered equity funds with total assets of $12.0 billion and $11.3 billion as of April 30, 2015 and October 31, 2014, respectively. The Company has determined that these entities qualify for the deferral to certain provisions of FASB ASC Subtopic 810-10 – Consolidation – Overall, afforded by ASU 2010-10, Consolidation – Amendments for Certain Investment Funds (the “Investment Company deferral”) and thus determines whether it is the primary beneficiary of these entities by virtue of its exposure to the expected losses and expected residual returns of the entity. The Company’s variable interests in these entities consist of the Company’s direct ownership therein, which in each case is insignificant relative to the total ownership of the fund, and any investment advisory fees earned but uncollected. The Company held investments in these entities totaling $6.9 million and $6.6 million on April 30, 2015 and October 31, 2014, respectively, and investment advisory fees receivable totaling $0.6 million on both April 30, 2015 and October 31, 2014. In the first six months of fiscal 2015, the Company did not provide any financial or other support to these entities that it was not contractually required to provide. The Company’s risk of loss with respect to these managed entities is limited to the carrying value of its investments in, and investment advisory fees receivable from, the entities as of April 30, 2015. The Company does not consolidate these VIEs because it does not hold the majority of the risks and rewards of ownership.

The Company’s investments in privately offered equity funds are carried at fair value and included in investment securities, available-for-sale, which are disclosed as a component of investments in Note 4. The Company records any change in fair value, net of income tax, in other comprehensive income (loss).

9.	Acquisitions

Atlanta Capital Management, LLC (“Atlanta Capital”)

In the fourth quarter of fiscal 2014, the non-controlling interest holders of Atlanta Capital exercised a put option related to the original acquisition in fiscal 2001 requiring the Company to purchase an additional 1.3 percent profit interest and a 0.1 percent capital interest in Atlanta Capital for $6.6 million. The purchase price of this transaction was based on a multiple of Atlanta Capital’s earnings before taxes for the fiscal year ended October 31, 2014. The transaction settled in the first quarter of fiscal 2015.

Also in the fourth quarter of fiscal 2014, an Atlanta Capital employee executed a put right related to indirect profit units issued pursuant to the Atlanta Capital Management, LLC Long-term Equity Incentive Plan (the “Atlanta Capital Plan”), requiring the Company to purchase an additional 0.3 percent profit interest in Atlanta Capital for $0.3 million. The transaction settled in the first quarter of fiscal 2015.

Total profit interests in Atlanta Capital held by non-controlling interest holders, including direct profit interests related to the original acquisition as well as indirect profit interests issued pursuant to the Atlanta Capital Plan, were 13.3 percent on April 30, 2015, reflecting the put transactions described above as well as the grant of an additional 1.1 percent profit interest to employees of Atlanta Capital pursuant to the terms of the Atlanta Capital Plan in the first quarter of fiscal 2015. Non-controlling interest holders did not hold any capital interests in Atlanta Capital as of April 30, 2015.

Parametric Portfolio Associates (“Parametric”)

In the first quarter of fiscal 2015, certain non-controlling interest holders of Parametric exercised a put option and the Company exercised a call option related to non-controlling interests in Parametric issued in conjunction with the Clifton acquisition that resulted in the Company’s overall acquisition of an additional 0.5 percent profit interest and a 0.5 percent capital interest in Parametric for $6.7 million. These transactions settled in the first quarter of fiscal 2015.

In the fourth quarter of fiscal 2014, certain employees of Parametric executed a put right related to indirect profit units issued pursuant to the Parametric Portfolio Associates LLC Long-term Equity Incentive Plan (the “Parametric Plan”), requiring the Company to purchase an additional 0.5 percent profit interest in Parametric. The transaction settled in the first quarter of fiscal 2015 for $5.7 million.

Total profit and capital interests in Parametric held by non-controlling interest holders were 7.4 percent and 2.2 percent, respectively, as of April 30, 2015, reflecting the execution of the put and call transactions described above as well as the grant of an additional 0.5 percent profit interest to employees of Parametric pursuant to the terms of the Parametric Plan in the first quarter of fiscal 2015.

Tax Advantaged Bond Strategies (“TABS”)

In fiscal 2009, the Company acquired the TABS business of M.D. Sass Investors Services for cash and future consideration. During the second quarter of fiscal 2015, the Company made a contingent payment of $9.1 million to the selling group based upon prescribed multiples of TABS’s revenue for the twelve months ended December 31, 2014. The payment increased goodwill by $9.1 million as the acquisition was completed prior to the change in accounting for contingent purchase price consideration. The Company is obligated to make two additional annual contingent payments to the selling group based on prescribed multiples of TABS’s revenue for the twelve months ending December 31, 2015 and 2016. All future payments will be in cash and will result in an addition to goodwill. These payments are not contingent upon any member of the selling group remaining an employee of the Company.

10.	Intangible Assets

The following is a summary of intangible assets at April 30, 2015 and October 31, 2014:

April 30, 2015

(in thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount

Amortizing intangible assets:
Client relationships acquired	$133,927	$(81,437)	$52,490
Intellectual property acquired	1,000	(287)	713
Trademark acquired	900	(300)	600

Non-amortizing intangible assets:
Mutual fund management contracts acquired	6,708	-	6,708
Total	$142,535	$(82,024)	$60,511

October 31, 2014

(in thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount

Amortizing intangible assets:
Client relationships acquired	$133,927	$(76,918)	$57,009
Intellectual property acquired	1,000	(255)	745
Trademark acquired	900	(236)	664

Non-amortizing intangible assets:
Mutual fund management contracts acquired	6,708	-	6,708
Total	$142,535	$(77,409)	$65,126

Amortization expense was $2.3 million and $2.4 million for the three months ended April 30, 2015 and 2014 respectively, and $4.6 million and $4.7 million for the six months ended April 30, 2015 and 2014, respectively. Estimated remaining amortization expense for fiscal 2015 and the next five fiscal years, on a straight-line basis, is as follows:

Year Ending October 31,	Estimated Amortization
(in thousands)	Expense
Remaining 2015	$4,568
2016	8,741
2017	8,628
2018	8,599
2019	4,623
2020	3,602

11. Stock-Based Compensation Plans

The Company recognized total cost related to its stock-based compensation plans as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(in thousands)	2015	2014	2015	2014
Omnibus Incentive Plans:
Stock options	$4,085	$3,811	$8,629	$8,192
Restricted shares	9,949	8,822	20,174	16,445
Phantom stock units	72	57	149	114
Employee Stock Purchase Plans	-	-	180	383
Employee Stock Purchase Incentive Plans	344	185	402	279
Atlanta Capital Plan	623	613	1,290	1,226
Parametric Plan	1,551	1,243	3,110	2,964
Total stock-based compensation expense	$16,624	$14,731	$33,934	$29,603

The total income tax benefit recognized for stock-based compensation arrangements was $5.8 million and $4.6 million for the three months ended April 30, 2015 and 2014, respectively, and $11.5 million and $9.9 million for the six months ended April 30, 2015 and 2014, respectively.

Stock Options

Stock option transactions under the Company’s Omnibus Incentive Plans for the six months ended April 30, 2015 are summarized as follows.

(share and intrinsic value figures in thousands)	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding, beginning of period	21,892	$30.49
Granted	2,748	36.98
Exercised	(1,274)	25.54
Forfeited/expired	(57)	36.87
Options outstanding, end of period	23,309	$31.51	5.0	$242,188
Options exercisable, end of period	15,054	$30.67	3.3	$174,596
Vested or expected to vest at April 30, 2015	23,258	$31.50	5.0	$241,953

The Company received $31.6 million and $28.0 million related to the exercise of options for the six months ended April 30, 2015 and 2014, respectively.

As of April 30, 2015, there was $52.9 million of compensation cost related to unvested stock options granted not yet recognized. That cost is expected to be recognized over a weighted-average period of 2.7 years.

Restricted Shares

A summary of the Company’s restricted share activity for the six months ended April 30, 2015 under the Company’s Omnibus Incentive Plans is as follows:

		Weighted-
		Average
		Grant
		Date Fair
(share figures in thousands)	Shares	Value
Unvested, beginning of period	3,784	$32.08
Granted	1,350	37.41
Vested	(965)	29.91
Forfeited	(60)	34.32
Unvested, end of period	4,109	$34.31

As of April 30, 2015, there was $111.0 million of compensation cost related to unvested awards not yet recognized. That cost is expected to be recognized over a weighted-average period of 3.2 years.

Phantom Stock Units

During the six months ended April 30, 2015, 6,980 phantom stock units were issued to non-employee Directors pursuant to the Company’s 2013 Omnibus Incentive Plan. As of April 30, 2015, there was $0.3 million of compensation cost related to unvested awards granted under the Omnibus Incentive Plans not yet recognized. That cost is expected to be recognized over a weighted-average period of 1.3 years.

12.	Common Stock Repurchases

The Company’s current Non-Voting Common Stock share repurchase program was announced on April 15, 2015. The Board authorized management to repurchase and retire up to 8.0 million shares of its Non-Voting Common Stock on the open market and in private transactions in accordance with applicable securities laws. The timing and amount of share purchases are subject to management’s discretion. The Company’s share repurchase program is not subject to an expiration date.

In the first six months of fiscal 2015, the Company purchased and retired approximately 0.4 million shares of its Non-Voting Common Stock under the current repurchase authorization and approximately 2.6 million shares under a previous repurchase authorization. Approximately 7.6 million additional shares may be repurchased under the current repurchase authorization as of April 30, 2015.

13.	Non-operating Income (Expense)

The components of non-operating income (expense) for the three and six months ended April 30, 2015 and 2014 were as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(in thousands)	2015	2014	2015	2014
Non-operating income (expense):
Interest and other income	$3,201	$2,074	$5,680	$3,551
Net losses on investments and derivatives	(2,538)	(2,420)	(3,170)	(2,909)
Net foreign currency gains (losses)	(316)	(392)	639	(967)
Gains (losses) and other investment income, net	347	(738)	3,149	(325)
Interest expense	(7,337)	(7,404)	(14,673)	(14,804)

Other income (expense) of consolidated CLO entities:
Interest income	1,206	7,205	2,599	12,960
Net gains (losses) on bank loans, other investments, note obligations and preferred shares	1,006	(2,101)	914	853
Gains and other investment income, net	2,212	5,104	3,513	13,813
Structuring and closing fees	-	-	-	(4,847)
Interest expense	(611)	(4,188)	(1,805)	(7,176)
Interest and other expense	(611)	(4,188)	(1,805)	(12,023)
Total non-operating expense	$(5,389)	$(7,226)	$(9,816)	$(13,339)

14.	Income Taxes

The provision for income taxes was $43.9 million and $45.2 million, or 37.6 percent and 38.3 percent of pre-tax income, for the three months ended April 30, 2015 and 2014, respectively. The provision for income taxes was $60.7 million and $89.9 million, or 37.2 percent and 38.1 percent of pre-tax income, for the six months ended April 30, 2015 and 2014, respectively. The provision for income taxes in the three and six months ended April 30, 2015 and 2014 is comprised of federal, state, and foreign taxes. The differences between the Company’s effective tax rate and the statutory federal rate of 35.0 percent are state income taxes, income and losses recognized by the consolidated CLO entities and other non-controlling interests, and the tax benefit of disqualifying dispositions of incentive stock options.

The Company records a valuation allowance when necessary to reduce deferred tax assets to an amount that is more likely than not to be realized. There was no valuation allowance recorded as of April 30, 2015 or October 31, 2014.

The Company considers the undistributed earnings of its Canadian and Australian subsidiaries as of April 30, 2015 to be indefinitely reinvested in foreign operations. Accordingly, no U.S. income taxes have been provided thereon. As of April 30, 2015, the Company had approximately $27.1 million of undistributed earnings in our Canadian and Australian subsidiaries that are not available to fund domestic operations or to distribute to shareholders unless repatriated. Repatriation would require the Company to accrue and pay U.S. corporate income taxes. The unrecognized deferred income tax liability on this temporary difference is estimated to be $3.1 million. The Company does not have a current plan to repatriate these funds.

The Company is generally no longer subject to income tax examinations by U.S. federal, state, local or non-U.S. taxing authorities for fiscal years prior to fiscal 2010.

15.	Non-controlling and Other Beneficial Interests

The components of net income attributable to non-controlling and other beneficial interests for the three and six months ended April 30, 2015 and 2014 were as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(in thousands)	2015	2014	2015	2014
Consolidated sponsored funds	$(315)	$(413)	$199	$(217)
Majority-owned subsidiaries	(3,903)	(3,524)	(7,676)	(7,007)
Non-controlling interest value adjustments(1)	3	-	(197)	(2,389)
Consolidated CLO entities	(1,294)	791	(1,341)	1,095
Net income attributable to non-controlling and other beneficial interests	$(5,509)	$(3,146)	$(9,015)	$(8,518)

(1) Relates to non-controlling interests redeemable at other than fair value.

16.	Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), net of tax, for the three months ended April 30, 2015 and 2014 are as follows:

(in thousands)	Unamortized net gains (losses) on derivatives (1)	Net unrealized holding gains (losses) on available-for- sale investments (2)	Foreign currency translation adjustments	Total
Balance at January 31, 2015	$664	$4,986	$(47,736)	$(42,086)
Other comprehensive income (loss) before reclassifications and tax	-	1,075	8,744	9,819
Tax impact	-	(417)	9	(408)
Reclassification adjustments, before tax	6	489	-	495
Tax impact	(2)	(190)	-	(192)
Net current period other comprehensive income	4	957	8,753	9,714
Balance at April 30, 2015	$668	$5,943	$(38,983)	$(32,372)

Balance at January 31, 2014	$651	$4,011	$(13,337)	$(8,675)
Other comprehensive income (loss) before reclassifications and tax	-	775	3,495	4,270
Tax impact	-	(297)	(1,340)	(1,637)
Reclassification adjustments, before tax	5	640	-	645
Tax impact	(2)	(246)	-	(248)
Net current period other comprehensive income	3	872	2,155	3,030
Balance at April 30, 2014	$654	$4,883	$(11,182)	$(5,645)

The components of accumulated other comprehensive income (loss), net of tax, for the six months ended April 30, 2015 and 2014 are as follows:

(in thousands)	Unamortized net gains (losses) on derivatives (1)	Net unrealized holding gains (losses) on available-for- sale investments (2)	Foreign currency translation adjustments	Total
Balance at October 31, 2014	$661	$5,628	$(24,285)	$(17,996)
Other comprehensive income (loss) before reclassifications and tax	-	145	(14,603)	(14,458)
Tax impact	-	(66)	(95)	(161)
Reclassification adjustments, before tax	11	430	-	441
Tax impact	(4)	(194)	-	(198)
Net current period other comprehensive income (loss)	7	315	(14,698)	(14,376)
Balance at April 30, 2015	$668	$5,943	$(38,983)	$(32,372)

Balance at October 31, 2013	$648	$4,504	$(5,329)	$(177)
Other comprehensive income (loss) before reclassifications and tax	-	417	(9,550)	(9,133)
Tax impact	-	(176)	3,697	3,521
Reclassification adjustments, before tax	10	239	-	249
Tax impact	(4)	(101)	-	(105)
Net current period other comprehensive income (loss)	6	379	(5,853)	(5,468)
Balance at April 30, 2014	$654	$4,883	$(11,182)	$(5,645)

(1)	Amounts reclassified from accumulated other comprehensive income (loss), net of tax, represent the amortization of net gains (losses) on interest rate swaps over the life of the Company's Senior Notes into interest expense on the Consolidated Statements of Income.
(2)	Amounts reclassified from accumulated other comprehensive income (loss), net of tax, represent gains (losses) on disposal of available-for-sale securities and were recorded in gains (losses) and other investment income, net, on the Consolidated Statements of Income.

17.	Earnings per Share

The following table sets forth the calculation of earnings per basic and diluted share for the three and six months ended April 30, 2015 and 2014 using the two-class method:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(in thousands, except per share data)	2015	2014	2015	2014
Net income attributable to Eaton Vance Corp. shareholders	$70,384	$74,901	$99,387	$146,259
Less: Allocation of earnings to participating restricted shares	1,152	1,825	1,735	3,745
Net income available to common shareholders	$69,232	$73,076	$97,652	$142,514
Weighted-average shares outstanding – basic	114,415	118,103	114,326	118,060
Incremental common shares	5,315	4,918	5,222	5,504
Weighted-average shares outstanding – diluted	119,730	123,021	119,548	123,564
Earnings per share:
Basic	$0.61	$0.62	$0.85	$1.21
Diluted	$0.58	$0.59	$0.82	$1.15

Antidilutive common shares related to stock options and unvested restricted stock excluded from the computation of earnings per diluted share were approximately 7.5 million and 5.0 million for the three months ended April 30, 2015 and 2014, respectively, and approximately 7.7 million and 5.0 million for the six months ended April 30, 2015 and 2014, respectively.

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

The Company has entered into transactions in financial instruments in which it has sold securities, not yet purchased, as part of its corporate hedging program. As of April 30, 2015, the Company has $4.4 million included within other liabilities on its Consolidated Balance Sheet related to securities sold, not yet purchased.

19.	Related Party Transactions

Sponsored Funds

The Company is an investment adviser to, and has administrative agreements with, certain sponsored funds, privately offered equity funds and closed-end funds for which certain employees are officers and/or directors. Revenues for services provided or related to these funds for the three and six months ended April 30, 2015 and 2014 are as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(in thousands)	2015	2014	2015	2014
Investment advisory and administrative fees	$215,371	$219,650	$437,392	$444,896
Distribution fees	18,233	19,058	37,140	38,867
Service fees	28,461	30,829	58,308	63,120
Shareholder services fees	585	634	1,417	1,239
Other revenue	885	352	1,315	732
Total	$263,535	$270,523	$535,572	$548,854

For the three months ended April 30, 2015 and 2014, the Company had investment advisory agreements with certain sponsored funds pursuant to which the Company contractually waived $3.1 million and $2.8 million of investment advisory fees it was otherwise entitled to receive, respectively. For the six months ended April 30, 2015 and 2014, the Company waived $6.5 million and $5.5 million, respectively, of investment advisory fees it was otherwise entitled to receive.

Sales proceeds and net realized gains (losses) for three and six months ended April 30, 2015 and 2014 from investments in sponsored funds classified as available-for-sale, including sponsored funds accounted for under the equity method, are as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(in thousands)	2015	2014	2015	2014
Proceeds from sales	$20,851	$48,307	$32,047	$63,851
Net realized gains (losses)	297	(399)	341	(336)

The Company bears the non-advisory expenses of certain sponsored funds for which it earns an all-in management fee and provides subsidies to startup and other smaller sponsored funds to enhance their competitiveness. For the three months ended April 30, 2015 and 2014, expenses of $5.5 million and $5.0 million, respectively, were incurred by the Company pursuant to these arrangements. For the six months ended April 30, 2015 and 2014, expenses of $10.5 million and $10.3 million were incurred by the Company pursuant to these arrangements.

Included in investment advisory fees and other receivables at April 30, 2015 and October 31, 2014 are receivables due from sponsored funds of $92.7 million and $94.5 million, respectively.

Employee Loan Program

The Company has established an Employee Loan Program under which a program maximum of $20.0 million is available for loans to officers (other than executive officers) and other key employees of the Company for purposes of financing the exercise of employee stock options. Loans outstanding under this program, which are full recourse in nature, are reflected as notes receivable from stock option exercises in shareholders’ equity and amounted to $9.2 million and $8.8 million at April 30, 2015 and October 31, 2014, respectively.

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

Through our subsidiaries Eaton Vance Management (“EVM”) and Atlanta Capital Management, LLC (“Atlanta Capital”) and other affiliates, we manage active equity, income and alternative strategies across a range of investment styles and asset classes, including U.S. and global equities, floating-rate bank loans, municipal bonds, global income, high-yield and investment grade bonds. Through our subsidiary Parametric Portfolio Associates LLC (“Parametric”), we manage a range of engineered alpha strategies, including systematic equity, systematic alternatives and managed options strategies. Through Parametric, we also provide portfolio implementation services, including tax-managed core and specialty index strategies and centralized portfolio management of multi-manager portfolios, and customized exposure management services. We also oversee the management of, and distribute, investment funds sub-advised by third-party managers, including global, regional and sector equity, commodity and asset allocation strategies. Our breadth of investment management capabilities supports a wide range of products and services offered to fund shareholders, retail managed account investors, institutional investors and high-net-worth clients. Our equity strategies encompass a diversity of investment objectives, risk profiles, income levels and geographic representation. Our income investment strategies cover a broad duration and credit quality range and encompass both taxable and tax-free investments. We also offer a range of alternative investment strategies, including commodity- and currency-based investments and a spectrum of absolute return strategies. As of April 30, 2015, we had $311.0 billion in consolidated assets under management.

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

Business Developments

Prevailing equity and income market conditions and investor sentiment affect the sales and redemptions of our investment products, managed asset levels, operating results and the recoverability of our investments. For the second quarter and first six months of fiscal 2015, the S&P 500 Index, a broad measure of U.S. equity market performance, had total returns of 4.5% and 3.3%, respectively. Over the same periods, the Barclays U.S. Aggregate Bond Index, a broad measure of U.S. bond market performance, had total returns of -0.8% and 2.1%, respectively.

Our ending consolidated assets under management increased by $15.4 billion, or 5 percent, from the end of the prior quarter to $311.0 billion on April 30, 2015, reflecting market appreciation and net inflows. Consolidated net inflows of $6.8 billion in the second quarter of fiscal 2015 represent a 9 percent annualized internal growth rate. For comparison, the Company had consolidated net outflows of $0.9 billion in the second quarter of fiscal 2014. Average consolidated assets under management increased from the prior quarter by 2 percent, or $5.9 billion, to $303.4 billion in the second quarter of fiscal 2015.

The primary drivers of our average effective fee rates are the mix of our assets by product, distribution channel and investment mandate, and the timing and amount of performance fees recognized. Shifts in managed assets among products, distribution channels and investment mandates with differing fee schedules can alter the average effective fee rates earned on our assets under management. Our overall average annualized effective fee rate decreased to 46 basis points and 47 basis points in the second quarter and first six months of fiscal 2015, respectively, from 50 basis points in both the second quarter and first six months of fiscal 2014. Our average annualized effective investment advisory and administrative fee rate similarly decreased to 40 basis points in both the second quarter and first six months of fiscal 2015 from 42 and 43 basis points in the second quarter and first six months of last year, respectively.

On December 2, 2014, the U.S. Securities and Exchange Commission (“SEC”) granted Eaton Vance exemptive relief to permit the offering of NextShares™, a proposed new type of actively managed exchange-traded product for which the Company is pursuing development. The Company’s commercialization plan includes the launch of a series of NextShares funds that substantially replicate the strategies of existing Eaton Vance mutual funds and licensing the associated intellectual property and providing related services to other fund sponsors to support their launch of NextShares funds. During the second quarter of fiscal 2015, the Company and its wholly owned subsidiary Navigate Fund Solutions LLC (“Navigate”) made progress advancing NextShares toward market introduction. In April 2015, the Company filed amended registration statements with the SEC for 18 initial Eaton Vance NextShares funds and the NASDAQ Stock Exchange LLC filed with the SEC a request to list and trade each of the 18 funds. Navigate has to date entered into preliminary licensing and service agreements with 11 fund advisers, including Eaton Vance. Conditional upon the timing of final regulatory approvals and market readiness, the Company is targeting launch of the initial NextShares funds in the second half of calendar 2015.

Consolidated Assets under Management

Consolidated assets under management of $311.0 billion on April 30, 2015 increased $25.2 billion, or 9 percent, from the $285.9 billion reported a year earlier. Fund net outflows of $5.3 billion over the last twelve months reflect gross inflows $32.9 billion offset by outflows of $38.2 billion. Institutional separate account net inflows were $13.8 billion, high-net-worth separate account net inflows were $1.5 billion and retail managed account net inflows were $2.9 billion over the past twelve months. Net price appreciation in managed assets increased assets under management by $12.3 billion over the last twelve months.

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

Consolidated Assets under Management by Investment Mandate (1)(2)

	April 30,
(in millions)	2015	% of Total	2014	% of Total	% Change
Equity(3)	$97,167	31%	$93,733	33%	4%
Fixed income(4)	49,690	16%	44,094	15%	13%
Floating-rate income	38,269	12%	45,115	16%	-15%
Alternative	10,582	4%	12,112	4%	-13%
Portfolio implementation	52,879	17%	45,753	16%	16%
Exposure management(5)	62,459	20%	45,062	16%	39%
Total	$311,046	100%	$285,869	100%	9%

(1)	Consolidated Eaton Vance Corp. See table on page 47 for managed assets and flows of 49 percent-owned Hexavest Inc., which are not included in the table above.
(2)	Assets under management for which we estimate fair value using significant unobservable inputs are not material to the total value of the assets we manage.
(3)	Includes assets in balanced accounts holding income securities.
(4)	Includes assets in cash management accounts.
(5)	Category includes amounts reclassified from portfolio implementation and equity categories for all periods presented.

Equity assets under management included $32.3 billion and $30.4 billion of assets managed for after-tax returns on April 30, 2015 and 2014, respectively. Portfolio implementation assets under management included $38.4 billion and $31.7 billion of assets managed for after-tax returns on April 30, 2015 and 2014, respectively. Fixed income assets included $29.0 billion and $25.5 billion of tax-exempt municipal bond assets on April 30, 2015 and 2014, respectively.

The following tables summarize our consolidated assets under management and asset flows by investment mandate and investment vehicle for the three and six months ended April 30, 2015 and 2014:

Consolidated Net Flows by Investment Mandate(1)

	Three Months Ended			Six Months Ended
	April 30,		%	April 30,		%
(in millions)	2015	2014	Change	2015	2014	Change
Equity assets - beginning of period(2)	$92,966	$90,765	2%	$96,379	$93,585	3%
Sales and other inflows	3,965	3,669	8%	8,479	7,454	14%
Redemptions/outflows	(4,432)	(5,015)	-12%	(9,504)	(10,636)	-11%
Net flows	(467)	(1,346)	-65%	(1,025)	(3,182)	-68%
Exchanges	24	20	20%	59	532	-89%
Market value change	4,644	4,294	8%	1,754	2,798	-37%
Equity assets - end of period	$97,167	$93,733	4%	$97,167	$93,733	4%
Fixed income assets - beginning of period(3)	47,417	43,550	9%	46,062	44,414	4%
Sales and other inflows	5,116	2,626	95%	8,628	5,077	70%
Redemptions/outflows	(2,511)	(2,756)	-9%	(4,946)	(6,037)	-18%
Net flows	2,605	(130)	NM (4)	3,682	(960)	NM
Exchanges	5	62	-92%	79	(37)	NM
Market value change	(337)	612	NM	(133)	677	NM
Fixed income assets - end of period	$49,690	$44,094	13%	$49,690	$44,094	13%
Floating-rate income assets - beginning of period	38,648	44,073	-12%	42,009	41,821	0%
Sales and other inflows	2,387	4,170	-43%	4,689	8,956	-48%
Redemptions/outflows	(3,433)	(2,842)	21%	(8,388)	(5,547)	51%
Net flows	(1,046)	1,328	NM	(3,699)	3,409	NM
Exchanges	(21)	(49)	-57%	(126)	5	NM
Market value change	688	(237)	NM	85	(120)	NM
Floating-rate income assets - end of period	$38,269	$45,115	-15%	$38,269	$45,115	-15%
Alternative assets - beginning of period	10,805	13,171	-18%	11,241	15,212	-26%
Sales and other inflows	782	767	2%	1,629	1,856	-12%
Redemptions/outflows	(1,069)	(1,967)	-46%	(2,207)	(4,956)	-55%
Net flows	(287)	(1,200)	-76%	(578)	(3,100)	-81%
Exchanges	(4)	(20)	-80%	(18)	(68)	-74%
Market value change	68	161	-58%	(63)	68	NM
Alternative assets - end of period	$10,582	$12,112	-13%	$10,582	$12,112	-13%
Portfolio implementation assets - beginning of period	48,538	43,296	12%	48,008	42,992	12%
Sales and other inflows	3,435	2,086	65%	6,098	4,000	52%
Redemptions/outflows	(1,799)	(1,812)	-1%	(3,364)	(3,458)	-3%
Net flows	1,636	274	497%	2,734	542	404%
Exchanges	-	(5)	NM	-	(458)	NM
Market value change	2,705	2,188	24%	2,137	2,677	-20%
Portfolio implementation assets - end of period	$52,879	$45,753	16%	$52,879	$45,753	16%
Exposure management assets - beginning of period(5)	57,294	43,714	31%	54,036	42,645	27%
Sales and other inflows	14,523	9,463	53%	31,556	24,970	26%
Redemptions/outflows	(10,196)	(9,293)	10%	(24,482)	(23,657)	3%
Net flows	4,327	170	NM	7,074	1,313	439%
Market value change	838	1,178	-29%	1,349	1,104	22%
Exposure management assets - end of period	$62,459	$45,062	39%	$62,459	$45,062	39%
Total fund and separate account assets - beginning of period	295,668	278,569	6%	297,735	280,669	6%
Sales and other inflows	30,208	22,781	33%	61,079	52,313	17%
Redemptions/outflows	(23,440)	(23,685)	-1%	(52,891)	(54,291)	-3%
Net flows	6,768	(904)	NM	8,188	(1,978)	NM
Exchanges	4	8	-50%	(6)	(26)	-77%
Market value change	8,606	8,196	5%	5,129	7,204	-29%
Total assets under management - end of period	$311,046	$285,869	9%	$311,046	$285,869	9%

(1)	Consolidated Eaton Vance Corp. See table on page 47 for managed assets and flows of 49 percent-owned Hexavest Inc. which are not included in the table above.
(2)	Includes assets in balanced accounts holding income securities.
(3)	Includes assets in cash management accounts.
(4)	Not meaningful ("NM").
(5)	Category includes amounts reclassified from portfolio implementation and equity categories for all periods presented.

Consolidated Net Flows by Investment Vehicle(1)

	Three Months Ended			Six Months Ended
	April 30,		%	April 30,		%
(in millions)	2015	2014	Change	2015	2014	Change
Fund assets - beginning of period(2)	$129,552	$132,195	-2%	$134,564	$133,401	1%
Sales and other inflows	7,755	8,684	-11%	16,369	18,918	-13%
Redemptions/outflows	(8,390)	(8,751)	-4%	(19,129)	(19,013)	1%
Net flows	(635)	(67)	848%	(2,760)	(95)	NM
Exchanges	4	81	-95%	185	47	294%
Market value change	3,240	2,910	11%	172	1,766	-90%
Fund assets - end of period	$132,161	$135,119	-2%	$132,161	$135,119	-2%
Institutional separate account assets - beginning of period(3)	107,547	94,869	13%	106,443	95,724	11%
Sales and other inflows	17,860	11,101	61%	35,915	27,903	29%
Redemptions/outflows	(12,501)	(12,249)	2%	(28,899)	(29,721)	-3%
Net flows	5,359	(1,148)	NM	7,016	(1,818)	NM
Exchanges	-	(96)	NM	(173)	(96)	80%
Market value change	3,036	2,939	3%	2,656	2,754	-4%
Institutional separate account assets - end of period	$115,942	$96,564	20%	$115,942	$96,564	20%
High-net-worth separate account assets - beginning of period	22,594	19,374	17%	22,235	19,699	13%
Sales and other inflows	1,166	968	20%	2,626	1,682	56%
Redemptions/outflows	(792)	(988)	-20%	(1,413)	(2,092)	-32%
Net flows	374	(20)	NM	1,213	(410)	NM
Exchanges	(1)	402	NM	(95)	402	NM
Market value change	1,259	1,212	4%	873	1,277	-32%
High-net-worth separate account assets - end of period	$24,226	$20,968	16%	$24,226	$20,968	16%
Retail managed account assets - beginning of period	35,975	32,131	12%	34,493	31,845	8%
Sales and other inflows	3,427	2,028	69%	6,169	3,810	62%
Redemptions/outflows	(1,757)	(1,697)	4%	(3,450)	(3,465)	0%
Net flows	1,670	331	405%	2,719	345	688%
Exchanges	1	(379)	NM	77	(379)	NM
Market value change	1,071	1,135	-6%	1,428	1,407	1%
Retail managed account assets - end of period	$38,717	$33,218	17%	$38,717	$33,218	17%
Total fund and separate account assets - beginning of period	295,668	278,569	6%	297,735	280,669	6%
Sales and other inflows	30,208	22,781	33%	61,079	52,313	17%
Redemptions/outflows	(23,440)	(23,685)	-1%	(52,891)	(54,291)	-3%
Net flows	6,768	(904)	NM	8,188	(1,978)	NM
Exchanges	4	8	-50%	(6)	(26)	-77%
Market value change	8,606	8,196	5%	5,129	7,204	-29%
Total assets under management - end of period	$311,046	$285,869	9%	$311,046	$285,869	9%

(1)	Consolidated Eaton Vance Corp. See table on page 47 for managed assets and flows of 49 percent-owned Hexavest Inc., which are not included in the table above.
(2)	Includes assets in cash management funds.
(3)	Includes assets in cash management separate accounts.

The following table summarizes our consolidated assets under management by investment affiliate as of April 30, 2015 and 2014:

Consolidated Assets under Management by Investment Affiliate (1)

	April 30,		%
(in millions)	2015	2014	Change
Eaton Vance Management (2)	$142,930	$144,930	-1%
Parametric	149,656	122,524	22%
Atlanta Capital	18,460	18,415	0%
Total	$311,046	$285,869	9%

(1)	Consolidated Eaton Vance Corp. See table on page 47 for managed assets and flows of 49 percent-owned Hexavest Inc., which are not included in the table above.
(2)	Includes managed assets of wholly owned subsidiaries, as well as certain Eaton Vance-sponsored funds and accounts managed by Hexavest and unaffiliated third-party advisors under Eaton Vance supervision.

As of April 30, 2015, 49 percent-owned affiliate Hexavest Inc. (“Hexavest”) managed $15.6 billion of client assets, a decrease of 8 percent from the $17.1 billion of managed assets on April 30, 2014. Other than Eaton Vance-sponsored funds for which Hexavest is adviser or sub-adviser, the managed assets of Hexavest are not included in Eaton Vance consolidated totals.

The following table summarizes assets under management and asset flow information for Hexavest for the three and six months ended April 30, 2015 and 2014:

Hexavest Assets under Management and Net Flows

	Three Months Ended			Six Months Ended
	April 30,		%	April 30,		%
(in millions)	2015	2014	Change	2015	2014	Change
Eaton Vance distributed:
Eaton Vance sponsored funds - beginning of period(1)	$234	$212	10%	$227	$211	8%
Sales and other inflows	3	12	-75%	19	42	-55%
Redemptions/outflows	(4)	(17)	-76%	(10)	(42)	-76%
Net flows	(1)	(5)	-80%	9	-	NM
Market value change	14	14	0%	11	10	10%
Eaton Vance sponsored funds - end of period	$247	$221	12%	$247	$221	12%
Eaton Vance distributed separate accounts - beginning of period(2)	1,999	1,383	45%	2,367	1,574	50%
Sales and other inflows	284	307	-7%	384	383	0%
Redemptions/outflows	(3)	(74)	-96%	(435)	(79)	451%
Net flows	281	233	21%	(51)	304	NM
Exchanges	-	624	NM	-	389	NM
Market value change	121	114	6%	85	87	-2%
Eaton Vance distributed separate accounts - end of period	$2,401	$2,354	2%	$2,401	$2,354	2%
Total Eaton Vance distributed - beginning of period	2,233	1,595	40%	2,594	1,785	45%
Sales and other inflows	287	319	-10%	403	425	-5%
Redemptions/outflows	(7)	(91)	-92%	(445)	(121)	268%
Net flows	280	228	23%	(42)	304	NM
Exchanges	-	624	NM	-	389	NM
Market value change	135	128	5%	96	97	-1%
Total Eaton Vance distributed - end of period	$2,648	$2,575	3%	$2,648	$2,575	3%
Hexavest directly distributed - beginning of period(3)	12,749	14,543	-12%	14,101	15,136	-7%
Sales and other inflows	180	355	-49%	425	795	-47%
Redemptions/outflows	(683)	(681)	0%	(2,024)	(1,641)	23%
Net flows	(503)	(326)	54%	(1,599)	(846)	89%
Exchanges	-	(624)	NM	-	(389)	NM
Market value change	753	884	-15%	497	576	-14%
Hexavest directly distributed - end of period	$12,999	$14,477	-10%	$12,999	$14,477	-10%
Total Hexavest assets - beginning of period	14,982	16,138	-7%	16,695	16,921	-1%
Sales and other inflows	467	674	-31%	828	1,220	-32%
Redemptions/outflows	(690)	(772)	-11%	(2,469)	(1,762)	40%
Net flows	(223)	(98)	128%	(1,641)	(542)	203%
Market value change	888	1,012	-12%	593	673	-12%
Total Hexavest assets - end of period	$15,647	$17,052	-8%	$15,647	$17,052	-8%

(1)	Managed assets and flows of Eaton Vance-sponsored pooled investment vehicles for which Hexavest is adviser or sub-adviser. Eaton Vance receives management and/or distribution revenue on these assets, which are included in the Eaton Vance consolidated results.
(2)	Managed assets and flows of Eaton Vance-distributed separate accounts managed by Hexavest. Eaton Vance receives distribution revenue, but not investment advisory fees, on these assets, which are not included in the Eaton Vance consolidated results.
(3)	Managed assets and flows of pre-transaction Hexavest clients and post-transaction Hexavest clients in Canada. Eaton Vance receives no investment advisory or distribution revenue on these assets, which are not included in the Eaton Vance consolidated results.

Consolidated Ending Assets under Management by Asset Class(1)

	April 30,
(in millions)	2015	% of Total	2014	% of Total	% Change
Open-end funds:
Class A	$25,180	8%	$29,571	10%	-15%
Class B	368	0%	568	0%	-35%
Class C	9,295	3%	9,648	3%	-4%
Class I(2)	41,848	13%	42,138	15%	-1%
Class N	1,632	1%	2,023	1%	-19%
Class R	491	0%	413	0%	19%
Other	1,660	1%	1,910	1%	-13%
Total open-end funds	80,474	26%	86,271	30%	-7%
Private funds(3)	26,465	8%	23,428	8%	13%
Closed-end funds	25,222	8%	25,420	9%	-1%
Total fund assets	132,161	42%	135,119	47%	-2%
Institutional account assets(4)	115,942	37%	96,564	34%	20%
High-net-worth account assets	24,226	8%	20,968	7%	16%
Retail managed account assets	38,717	13%	33,218	12%	17%
Total separate account assets	178,885	58%	150,750	53%	19%
Total	$311,046	100%	$285,869	100%	9%

(1)	Consolidated Eaton Vance Corp. See page 47 for directly managed assets and flows of 49 percent-owned Hexavest Inc., which are not included in the table above.
(2)	Includes Class R6 shares.
(3)	Includes privately offered equity, fixed income and floating-rate bank loan funds and CLO entities.
(4)	Includes assets in institutional cash management separate accounts.

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

Consolidated Average Assets under Management by Asset Class(1)

	Three Months Ended			Six Months Ended
	April 30,		%	April 30,		%
(in millions)	2015	2014	Change	2015	2014	Change
Open-end funds:
Class A	$25,347	$29,780	-15%	$25,859	$29,889	-13%
Class B	388	593	-35%	408	616	-34%
Class C	9,279	9,678	-4%	9,328	9,717	-4%
Class I(2)	41,052	42,145	-3%	41,242	42,245	-2%
Class N	1,573	2,075	-24%	1,623	2,155	-25%
Class R	473	402	18%	464	393	18%
Other	1,788	1,693	6%	1,874	1,624	15%
Total open-end funds	79,900	86,366	-7%	80,798	86,639	-7%
Private funds(3)	26,283	22,655	16%	26,214	22,370	17%
Closed-end funds	25,212	25,314	0%	25,258	25,236	0%
Total fund assets	131,395	134,335	-2%	132,270	134,245	-1%
Institutional account assets(4)	110,882	96,850	14%	109,227	97,037	13%
High-net-worth account assets	23,562	20,226	16%	23,129	20,056	15%
Retail managed account assets	37,575	33,011	14%	36,504	32,700	12%
Total separate account assets	172,019	150,087	15%	168,860	149,793	13%
Total	$303,414	$284,422	7%	$301,130	$284,038	6%

(1)	Assets under management attributable to acquisitions that closed during the relevant periods are included on a weighted average basis for the period from their respective closing dates.
(2)	Includes Class R6 shares.
(3)	Includes privately offered equity, fixed income and floating-rate bank loan funds and CLO entities.
(4)	Includes assets in institutional cash management separate accounts.

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

The following table provides a reconciliation of net income attributable to Eaton Vance Corp. shareholders and earnings per diluted share to adjusted net income attributable to Eaton Vance Corp. shareholders and adjusted earnings per diluted share, respectively, for the three and six months ended April 30, 2015 and 2014:

	Three Months Ended			Six Months Ended
	April 30,		%	April 30,		%
(in thousands, except per share data)	2015	2014	Change	2015	2014	Change
Net income attributable to Eaton Vance Corp. shareholders	$70,384	$74,901	-6%	$99,387	$146,259	-32%
Non-controlling interest value adjustments(1)	(3)	-	NM	197	2,389	-92%
Payments to end certain closed-end fund service and additional compensation arrangements, net of tax(2)	-	-	-	44,895	-	NM
Adjusted net income attributable to Eaton Vance Corp. shareholders	$70,381	$74,901	-6%	$144,479	$148,648	-3%

Earnings per diluted share	$0.58	$0.59	-2%	$0.82	$1.15	-29%
Non-controlling interest value adjustments(1)	-	-	-	-	0.02	NM
Payments to end certain closed-end fund service and additional compensation arrangements, net of tax(2)	-	-	-	0.37	-	NM
Adjusted earnings per diluted share	$0.58	$0.59	-2%	$1.19	$1.17	2%

(1)	Please see page 58, "Net Income Attributable to Non-controlling and Other Beneficial Interests," for a further discussion of the non-controlling interest value adjustments referenced above.
(2)	Reflects a $73.0 million payment, net of tax, to end certain fund service and additional compensation arrangements for certain Eaton Vance closed-end funds.

We reported net income attributable to Eaton Vance Corp. shareholders of $70.4 million, or $0.58 per diluted share, in the second quarter of fiscal 2015 compared to net income attributable to Eaton Vance Corp. shareholders of $74.9 million, or $0.59 per diluted share, in the second quarter of fiscal 2014. We reported adjusted net income attributable to Eaton Vance Corp. shareholders of $70.4 million, or $0.58 per diluted share, in the second quarter of fiscal 2015 compared to adjusted net income attributable to Eaton Vance Corp. shareholders of $74.9 million, or $0.59 per diluted share, in the second quarter of fiscal 2014. The change in net income attributable to Eaton Vance Corp. shareholders can be primarily attributed to the following:

•	A decrease in revenue of $2.4 million, or 1 percent, primarily reflecting a decrease in our annualized effective fee rate to 46 basis points from 50 basis points due to a shift in product mix, partially offset by a 7 percent increase in average assets under management.
•	Substantially unchanged expenses, reflecting increases in compensation, fund-related and other operating expenses, offset by lower distribution and service fee expenses and reduced amortization of deferred sales commissions.

•	A $1.1 million improvement in gains (losses) and other investment income, net, primarily reflecting an increase in interest income.

•	A $0.7 million improvement in income (expense) of the Company’s consolidated collateralized loan obligation (“CLO”) entities, reflecting a decrease in interest and other expense, offset by a decrease in gains and other investment income, net.
•	A decrease in income taxes of $1.4 million, or 3 percent, reflecting a decrease in the Company’s income before taxes. Consolidated CLO entity income that is allocated to other beneficial interest holders is not subject to tax in the Company’s provision.
•	A decrease in equity in net income of affiliates, net of tax, of $2.3 million, primarily reflecting a decrease in the Company’s proportionate net interest of sponsored funds accounted for under the equity method.
•	A $2.4 million increase in net income attributable to non-controlling and other beneficial interest holders, primarily reflecting an increase in net income attributable to non-controlling interest holders of the Company’s CLO entities.

Weighted average diluted shares outstanding decreased by 3.3 million shares, or 3 percent, from the second quarter of fiscal 2014. The change primarily reflects the impact of share repurchases over the last twelve months.

We reported net income attributable to Eaton Vance Corp. shareholders of $99.4 million, or $0.82 per diluted share, in the first six months of fiscal 2015 compared to net income attributable to Eaton Vance Corp. shareholders of $146.3 million, or $1.15 per diluted share, in the first six months of fiscal 2014. We reported adjusted net income attributable to Eaton Vance Corp. shareholders of $144.5 million, or $1.19 adjusted earnings per diluted share, in the first six months of fiscal 2015 compared to adjusted net income attributable to Eaton Vance Corp. shareholders of $148.6 million, or $1.17 adjusted earnings per diluted share, in the first six months of fiscal 2014. The change in net income attributable to Eaton Vance Corp. shareholders can be primarily attributed to the following:

•	A decrease in revenue of $7.7 million, or 1 percent, primarily reflecting a decrease in our annualized effective fee rate to 47 basis points from 50 basis points due to a shift in product mix, partially offset by a 6 percent increase in average assets under management.
•	An increase in expenses of $69.0 million, or 15 percent, primarily reflecting the payment of $73 million to terminate certain closed-end fund service and additional compensation arrangements in the first quarter of fiscal 2015. Excluding this payment, expenses decreased $4.0 million, or 1 percent, reflecting decreases in distribution and service fees and reduced amortization of deferred sales commissions, offset by increases in compensation, fund-related expenses and other corporate expenses.
•	A positive change of $3.5 million in gains (losses) and other investment income, net, primarily due to an increase in interest income and foreign currency gains.
•	A decrease in income taxes of $29.2 million, or 33 percent, reflecting a decrease in the Company’s income before taxes.
•	A decrease in equity in net income of affiliates, net of tax, of $2.4 million, primarily reflecting a decrease in the Company’s proportionate net interest in earnings of sponsored funds accounted for under the equity method.
•	An increase in net income attributable to non-controlling and other beneficial interest holders of $0.5 million, primarily reflecting an increase in net income attributable to non-controlling interest holders of the Company’s CLO entities, offset by a decrease in the annual adjustment made to the estimated redemption value of non-controlling interests in the Company’s majority-owned subsidiaries and a decrease in net income attributable to non-controlling interest holders in the Company’s consolidated funds.

Weighted average diluted shares outstanding decreased by 4.0 million shares, or 3 percent, in the first six months of fiscal 2015 over the first six months of fiscal 2014. The change primarily reflects the impact of share repurchases.

Revenue

Our overall average annualized effective fee rate (total revenue, excluding other revenue, as a percentage of average assets under management) was 46 basis points and 47 basis points in the second quarter and first six months of fiscal 2015, respectively, compared to 50 basis points in both the second quarter and first six months of fiscal 2014. The decrease in our overall average effective fee rate can be primarily attributed to the strong growth of our portfolio implementation and exposure management businesses, which operate at fee rates well below corporate averages. Product mix continues to be the most significant determinant of our overall average effective fee rate.

The following table shows our investment advisory and administrative fees, distribution and underwriter fees, service fees and other revenue for the three and six months ended April 30, 2015 and 2014:

	Three Months Ended			Six Months Ended
	April 30,		%	April 30,		%
(in thousands)	2015	2014	Change	2015	2014	Change
Investment advisory and administrative fees	$300,624	$300,136	0%	$602,437	$604,849	0%
Distribution and underwriter fees	20,048	21,212	-5%	41,084	42,833	-4%
Service fees	28,461	30,829	-8%	58,308	63,120	-8%
Other revenue	2,531	1,884	34%	4,765	3,520	35%
Total revenue	$351,664	$354,061	-1%	$706,594	$714,322	-1%

Investment advisory and administrative fees

Investment advisory and administrative fees were substantially unchanged in the second quarter and first six months of fiscal 2015 versus the same periods a year, earlier primarily reflecting a 7 percent and 6 percent increase in average assets under management, respectively, offset by a decline in our average effective fee rates. The decrease in our average annualized effective investment advisory and administrative fee rate to 40 basis points in both the second quarter and first six months of fiscal 2015 from 42 basis points and 43 basis points in the second quarter and first six months of fiscal 2014, respectively, can be primarily attributed to the impact of a shift in product mix from higher-fee to lower-fee mandates. Performance fees were negligible in the second quarter of fiscal 2015 and $1.0 million in the second quarter of fiscal 2014. Performance fees totaled $0.1 million and $1.1 million in the first six months of fiscal 2015 and fiscal 2014, respectively.

Distribution and underwriter fees

The following table shows the total distribution payments with respect to our Class A, Class B, Class C, Class N, Class R and private equity funds for the three and six months ended April 30, 2015 and 2014:

	Three Months Ended			Six Months Ended
	April 30,		%	April 30,		%
(in thousands)	2015	2014	Change	2015	2014	Change
Class A	$207	$320	-35%	$485	$652	-26%
Class B	562	911	-38%	1,206	1,928	-37%
Class C	15,972	16,531	-3%	32,534	33,718	-4%
Class N	33	66	-50%	83	141	-41%
Class R	290	245	18%	575	486	18%
Private funds	1,169	985	19%	2,257	1,943	16%
Total distribution plan payments	$18,233	$19,058	-4%	$37,140	$38,868	-4%

Underwriter fees and other distribution income were $1.8 million in the second quarter of fiscal 2015, a decrease of 16 percent, or $0.3 million, from the second quarter of fiscal 2014, primarily reflecting a decrease of $0.4 million in contingent deferred sales charges received on certain Class A share redemptions.

Underwriter fees and other distribution income were $3.9 million in the first six months of fiscal 2015, a decrease of 1 percent, from the same period a year earlier, primarily reflecting a decrease of $0.1 million in contingent deferred sales charges received on certain Class A share redemptions.

Service fees

Service fee revenue decreased 8 percent in both the second quarter and first six months of fiscal 2015 from the same periods a year earlier, primarily reflecting a decrease in average assets under management in funds and certain classes of funds subject to service fees.

Other revenue

Other revenue, which consists primarily of sub-transfer agent fees, miscellaneous dealer income, custody fees, Hexavest-related distribution and service revenue, and sub-lease income, increased by $0.6 million and $1.2 million in the second quarter and first six months of fiscal 2015, respectively, from the same periods a year earlier, primarily reflecting an increase in Hexavest-related revenue.

Expenses

Operating expenses were substantially unchanged in the second quarter of fiscal 2015 from the same period a year earlier, reflecting increases in compensation, fund-related expenses and other operating expenses, offset by decreased distribution and service fee expenses and reduced amortization of deferred sales commissions. Expenses in connection with the Company’s NextShares initiative totaled approximately $1.8 million in the second quarter of fiscal 2015, an increase of 128 percent from $0.8 million in the second quarter of fiscal 2014.

Operating expenses increased by 15 percent, or $69.0 million, in the first six months of fiscal 2015 from the same period a year earlier, reflecting increases in compensation, distribution expense, fund-related expenses and other operating expenses, offset by decreased service fee expenses and reduced amortization of deferred sales commissions. Included in distribution expense for the first six months of fiscal 2015 is a one-time payment of $73.0 million to terminate certain closed-end fund service and additional compensation arrangements with a significant distribution partner. Expenses in connection with the Company’s NextShares initiative totaled approximately $3.1 million in the first six months of fiscal 2015, an increase of 84 percent from $1.7 million in the first six months of fiscal 2014.

The following table shows our operating expenses for the three and six months ended April 30, 2015 and 2014:

	Three Months Ended			Six Months Ended
	April 30,		%	April 30,		%
(in thousands)	2015	2014	Change	2015	2014	Change
Compensation and related costs:
Cash compensation	$103,451	$99,925	4%	$206,333	$203,875	1%
Stock-based compensation	16,624	14,731	13%	33,934	29,603	15%
Total compensation and related costs	120,075	114,656	5%	240,267	233,478	3%
Distribution expense	30,082	34,785	-14%	136,349	70,333	94%
Service fee expense	26,358	28,281	-7%	54,138	57,486	-6%
Amortization of deferred sales commissions	3,692	4,354	-15%	7,420	9,324	-20%
Fund-related expenses	8,932	8,455	6%	17,638	16,908	4%
Other expenses	40,304	38,227	5%	78,001	77,290	1%
Total expenses	$229,443	$228,758	0%	$533,813	$464,819	15%

Compensation and related costs

The following table shows our compensation and related costs for the three and six months ended April 30, 2015 and 2014:

	Three Months Ended			Six Months Ended
	April 30,		%	April 30,		%
(in thousands)	2015	2014	Change	2015	2014	Change
Base salaries and employee benefits	$53,907	$49,720	8%	$108,933	$101,565	7%
Stock-based compensation	16,624	14,731	13%	33,934	29,603	15%
Operating income-based incentives	33,148	36,683	-10%	65,984	73,351	-10%
Sales incentives	15,607	12,986	20%	30,018	27,054	11%
Other compensation expense	789	536	47%	1,398	1,905	-27%
Total	$120,075	$114,656	5%	$240,267	$233,478	3%

The increase in base salaries and employee benefits in the second quarter of fiscal 2015 reflects the impact of higher average headcount as well as annual merit increases. The increase in stock-based compensation reflects both the higher average headcount and an increase in annual stock-based compensation awards. The decrease in operating-income based incentives year-over-year reflects a decrease in pre-bonus adjusted operating income and a modest decrease in bonus accrual rates. Sales incentives increased primarily due to an increase in gross sales on which sales-based incentives are paid. Other compensation expense increased due to higher sign-on bonuses and severance costs.

The increase in base salaries and employee benefits in the first six months of fiscal 2015 reflects the impact of higher average headcount as well as annual merit increases. The increase in stock-based compensation reflects both higher annual stock-based compensation awards and the impact of accelerations of stock-based compensation associated with employee retirements. The decrease in operating-income based incentives year-over-year reflects a decrease in pre-bonus adjusted operating income and a modest decrease in bonus accrual rates. Sales incentives increased primarily due to an increase in compensation-eligible sales. Other compensation expense decreased due to lower severance costs offset by higher sign-on bonuses.

Distribution expense

The following table shows our distribution expense for the three and six months ended April 30, 2015 and 2014:

	Three Months Ended			Six Months Ended
	April 30,		%	April 30,		%
(in thousands)	2015	2014	Change	2015	2014	Change
Class A share commissions	$818	$1,080	-24%	$1,397	$2,243	-38%
Class C share distribution fees	13,174	13,167	0%	26,843	26,612	1%
Payments to end certain fund service and additional compensation arrangements	-	-	-	73,000	-	NM
Closed-end fund dealer compensation payments	1,025	4,577	-78%	4,519	9,267	-51%
Intermediary marketing support payments	10,429	11,817	-12%	21,378	23,627	-10%
Discretionary marketing expenses	4,636	4,144	12%	9,212	8,584	7%
Total	$30,082	$34,785	-14%	$136,349	$70,333	94%

The decrease in Class A share commissions in the second quarter and first six months of fiscal 2015 reflects a decrease in Class A fund sales on which we pay commissions. Class C share distribution fee expense increased modestly in the first six months of fiscal 2015 due to increases in Class C share assets held more than one year. As noted above, distribution expense for the first six months of fiscal 2015 includes a one-time payment of $73.0 million to terminate certain closed-end fund service and additional compensation arrangements with a major distribution partner pursuant to which we were obligated to make recurring payments over time based on the assets of the respective closed-end funds. Closed-end fund dealer compensation payments decreased in the second quarter and first six months of fiscal 2015, reflecting the impact of the termination of the service and additional compensation arrangements described above. The decrease in marketing expenses associated with intermediary marketing support payments to our distribution partners reflects lower average assets subject to those arrangements. The increase in discretionary marketing expenses primarily reflects an increase in the use of outside agencies.

Service fee expense

Service fee expense decreased by 7 percent, or $1.9 million, in the second quarter of fiscal 2015 from the same quarter a year earlier, reflecting a decrease in average fund assets retained more than one year in funds and share classes that are subject to service fee payments. Service fee expense decreased 6 percent, or $3.3 million, in the first six months of fiscal 2015 versus the same period a year earlier for the same reason.

Amortization of deferred sales commissions

Amortization expense decreased 15 percent, or $0.7 million, in the second quarter of fiscal 2015 from the same period a year earlier, reflecting decreases in Class B share and Class C share amortization expense offset by increases in private fund amortization expense. In the second quarter of fiscal 2015, 70 percent of total amortization related to Class C shares, 9 percent to Class B shares and 21 percent to private funds. In the second quarter of fiscal 2014, 86 percent of total amortization related to Class C shares, 10 percent to Class B shares and 4 percent to private funds.

Amortization expense decreased 20 percent, or $1.9 million, in the first six months of fiscal 2015 compared to the same period a year earlier, reflecting a decrease in average Class B share and Class C share amortization expense offset by an increase in private fund share amortization expense.

Fund-related expenses

Fund-related expenses increased 6 percent, or $0.5 million, in the second quarter of fiscal 2015 from the same period a year earlier and 4 percent, or $0.7 million, in the first six months of fiscal 2015 over the same period a year earlier. The increase in second quarter of fiscal 2015 primarily reflects an increase in expenses borne by the Company on funds for which it earns an all-in fee. The increase in first six months of fiscal 2015 primarily reflects increases in sub-advisory expenses resulting from growth in Company-sponsored funds managed by unaffiliated sub-advisers and other fund-related expenses.

Other expenses

The following table shows our other expense for the three and six months ended April 30, 2015 and 2014:

	Three Months Ended			Six Months Ended
	April 30,		%	April 30,		%
(in thousands)	2015	2014	Change	2015	2014	Change
Information technology	$16,849	$14,573	16%	$33,009	$29,927	10%
Facilities-related	9,839	9,644	2%	20,346	19,358	5%
Travel	3,893	3,931	-1%	7,588	7,921	-4%
Professional services	2,962	3,462	-14%	5,128	6,803	-25%
Communications	1,478	1,446	2%	2,730	2,613	4%
Other corporate expense	5,283	5,171	2%	9,200	10,668	-14%
Total	$40,304	$38,227	5%	$78,001	$77,290	1%

The increase in information technology expense in the second quarter of fiscal 2015 from the second quarter a year ago can be primarily attributed to increases in project-related consulting, software licensing and maintenance fees, and market data costs. The increase in facilities-related expenses over the same period can be attributed to an increase in rent and insurance expense over the same period. The decrease in travel expense over the same period can be attributed to an overall decrease in travel activity. The decrease in professional services expense relates to overall decreases in external legal costs and general recruiting costs in the second quarter of fiscal 2015. The increase in other corporate expenses primarily reflects an increase in corporate memberships and professional development in the second quarter of fiscal 2015 from the second quarter last year.

The increase in information technology expense in the first six months of fiscal 2015 from the first six months of fiscal 2014 can be attributed to increases in project-related consulting, software licensing and maintenance fees, and market data costs. The increase in facilities-related expenses can be primarily attributed to an increase in rent and insurance expense. The lower travel expense can be attributed to an overall decrease in travel activity. The decrease in professional services expense can be attributed primarily to decreases in general recruiting costs and external legal costs. The decrease in other corporate expenses reflects a decrease in other corporate taxes, charitable giving and the amortization of intangible assets related to the Clifton acquisition, offset by an increase in corporate memberships.

Non-operating Income (Expense)

The main categories of non-operating income (expense) for the three and six months ended April 30, 2015 and 2014 are as follows:

	Three Months Ended			Six Months Ended
	April 30,		%	April 30,		%
(in thousands)	2015	2014	Change	2015	2014	Change
Gains (losses) and other investment income, net	$347	$(738)	NM	$3,149	$(325)	NM
Interest expense	(7,337)	(7,404)	-1%	(14,673)	(14,804)	-1%
Other income (expense) of consolidated CLO entities:
Gains and other investment income, net	2,212	5,104	-57%	3,513	13,813	-75%
Interest and other expense	(611)	(4,188)	-85%	(1,805)	(12,023)	-85%
Total non-operating expense	$(5,389)	$(7,226)	-25%	$(9,816)	$(13,339)	-26%

Gains (losses) and other investment income, net, improved by $1.1 million in the second quarter of fiscal 2015 compared to the same period a year earlier, primarily reflecting an increase in interest earned. In the second quarter of fiscal 2015, we recognized $2.5 million of losses related to our seed capital investments and associated hedges, compared to a net loss of $2.4 million in the second quarter of fiscal 2014.

Gains (losses) and other investment income, net, improved by $3.5 million in the first six months of fiscal 2015 compared to the same period a year earlier, primarily reflecting an increase of $2.1 million in interest income earned and $1.6 million in foreign currency gains. In the first six months of fiscal 2015 we recognized $3.2 million of losses related to our seed capital investments and associated hedges, compared to net losses of $2.9 million in the first six months of fiscal 2014.

Interest expense was substantially unchanged in both periods presented, reflecting consistent levels of our outstanding fixed senior notes.

Net income of our consolidated CLO entities totaled $1.6 million and $1.7 million in the second quarter and first six months of fiscal 2015, respectively. Approximately $1.3 million of consolidated CLO entities’ net income was included in net income attributable to non-controlling and other beneficial interests for both periods, reflecting third-party note holders’ proportionate interests in the net income of the entities in the second quarter and first six months of fiscal 2015, respectively.

Income Taxes

Our effective tax rate, calculated as income taxes as a percentage of income before income taxes and equity in net income of affiliates, was 37.6 percent and 37.2 percent in the second quarter and first six months of fiscal 2015, respectively, compared to 38.3 percent and 38.1 percent in the second quarter and first six months of fiscal 2014, respectively. Excluding the effect of the consolidated CLO entities’ net income (losses) allocated to other beneficial interest holders, our effective tax rate would have been 38.0 percent and 37.5 percent in the second quarter and first six months of fiscal 2015, respectively.

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

Equity in Net Income of Affiliates, Net of Tax

Equity in net income of affiliates, net of tax, for the second quarter of fiscal 2015 primarily reflects our 49 percent equity interest in Hexavest, our seven percent minority equity interest in a private equity partnership managed by a third party and equity interests in certain funds we sponsor or manage. Equity in net income of affiliates, net of tax, was $3.0 million and $6.1 million in the second quarter and first six months of fiscal 2015 and $5.2 million and $8.5 million in the same periods a year earlier.

The following table summarizes the components of equity in net income of affiliates, net of tax, for the three and six months ended April 30, 2015 and 2014:

	Three Months Ended			Six Months Ended
	April 30,		%	April 30,		%
(in thousands)	2015	2014	Change	2015	2014	Change

Investments in sponsored funds, net of tax	$(43)	$2,208	NM	$100	$2,791	-96%
Investment in private equity partnership, net of tax	359	446	-20%	416	322	29%
Investment in Hexavest, net of tax and amortization	2,641	2,565	3%	5,587	5,391	4%
Total	$2,957	$5,219	-43%	$6,103	$8,504	-28%

Net Income Attributable to Non-controlling and Other Beneficial Interests

The following table summarizes the components of net income attributable to non-controlling and other beneficial interests for the three and six months ended April 30, 2015 and 2014:

	Three Months Ended			Six Months Ended
	April 30,		%	April 30,		%
(in thousands)	2015	2014	Change	2015	2014	Change
Consolidated sponsored funds	$(315)	$(413)	-24%	$199	$(217)	NM
Majority-owned subsidiaries	(3,903)	(3,524)	11%	(7,676)	(7,007)	10%
Non-controlling interest value adjustments(1)	3	-	NM	(197)	(2,389)	-92%
Consolidated CLO entities	(1,294)	791	NM	(1,341)	1,095	NM
Net income attributable to non-controlling and other beneficial interests	$(5,509)	$(3,146)	75%	$(9,015)	$(8,518)	6%

(1)	Relates to non-controlling interests redeemable at other than fair value.

Net income attributable to non-controlling and other beneficial interests is not adjusted for taxes due to the underlying tax status of our consolidated subsidiaries, which are treated as partnerships or other pass-through entities for tax purposes.

Changes in Financial Condition, Liquidity and Capital Resources

The assets and liabilities of our consolidated CLO entity do not affect our liquidity or capital resources. The collateral assets of our consolidated CLO entity are held solely to satisfy the obligations of the entity and we have no right to these assets beyond our direct investment in, and management fees generated from, the entity. The note holders of the entity have no recourse to the general credit of the Company. As a result, the assets and liabilities of our consolidated CLO entity are excluded from the discussion of liquidity and capital resources below.

The following table summarizes certain key financial data relating to our liquidity and capital resources on April 30, 2015 and October 31, 2014 and uses of cash for the six months ended April 30, 2015 and 2014:

Balance Sheet and Cash Flow Data
	April 30,	October 31,
(in thousands)	2015	2014

Balance sheet data:
Assets:
Cash and cash equivalents	$262,898	$385,215
Investment advisory fees and other receivables	182,496	186,344
Total liquid assets	$445,394	$571,559

Investments	$699,781	$624,605

Liabilities:
Debt	$573,733	$573,655

	Six Months Ended
	April 30,
(in thousands)	2015	2014

Cash flow data:
Operating cash flows	$19,453	$(155,267)
Investing cash flows	43,041	123,807
Financing cash flows	(183,308)	(117,856)

Liquidity and Capital Resources

Liquid assets consist of cash and cash equivalents and investment advisory fees and other receivables. Cash and cash equivalents consist of cash and short-term, highly liquid investments that are readily convertible to cash. Investment advisory fees and other receivables primarily represent receivables due from sponsored funds and separately managed accounts for investment advisory and distribution services provided. Liquid assets represented 27 percent and 34 percent of total assets on April 30, 2015 and October 31, 2014, respectively, excluding those assets identified as assets of the Company’s consolidated CLO entity. Not included in the liquid asset amounts are $120.1 million and $157.0 million of highly liquid short-term debt securities with remaining maturities between three and twelve months at April 30, 2015 and October 31, 2014, respectively, which are included in Investments on our Consolidated Balance Sheets. Our seed investments in consolidated funds and separate accounts are not treated as liquid assets because they may be longer term in nature.

The $126.2 million decrease in liquid assets in the first six months of fiscal 2015 primarily reflects the payment of $58.4 million of dividends to shareholders, the repurchase of $123.7 million of Non-Voting Common Stock, the payment of $18.6 million to acquire additional interests in Atlanta Capital and Parametric and a $9.1 million contingent payment related to the Company’s acquisition of the Tax Advantaged Bond Strategies (“TABS”)

business, offset by proceeds from the issuance of Non-Voting Common Stock of $35.7 million, net proceeds of $35.0 million from the sale of investments classified as available for sale and net cash from operating activities of $19.5 million.

On April 30, 2015, our debt consisted of $250 million in aggregate principal amount of 2017 Senior Notes and $325 million in aggregate principal amount of 2023 Senior Notes. We also maintain a $300 million unsecured revolving credit facility with several banks that expires on October 21, 2019. The facility provides that we may borrow at LIBOR-based rates of interest that vary depending on the level of usage of the facility and our credit ratings. The agreement contains financial covenants with respect to leverage and interest coverage and requires us to pay an annual commitment fee on any unused portion. We had no borrowings under our revolving credit facility at April 30, 2015 or at any point during the first six months of fiscal 2015. We were in compliance with all debt covenants as of April 30, 2015.

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

Recoverability of our Investments

Our $699.8 million of investments as of April 30, 2015 consisted of our 49 percent equity interest in Hexavest, positions in Company-sponsored funds and separate accounts entered into for investment and business development purposes, and certain other investments held directly by the Company. Investments in Company-sponsored funds and separate accounts and direct investments by the Company are generally in liquid debt or equity securities and are carried at fair market value. We test our investments, other than equity method investments, for impairment on a quarterly basis. We evaluate our investments in non-consolidated CLO entities and investments classified as available-for-sale for impairment using quantitative factors, including how long the investment has been in a net unrealized loss position, and qualitative factors, including the credit quality of the underlying issuer and our ability and intent to continue holding the investment. If markets deteriorate in the quarters ahead, our assessment of impairment on a quantitative basis may lead us to impair investments in future quarters that were in an unrealized loss position at April 30, 2015.

We test our investments in equity method investees, goodwill and indefinite-lived intangible assets in the fourth quarter of each fiscal year and as facts and circumstances indicate that additional analysis is warranted. There have been no significant changes in financial condition in the first six months of fiscal 2015 that would indicate that an impairment loss exists at April 30, 2015.

We periodically review our deferred sales commissions and identifiable intangible assets for impairment as events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. There have been no significant changes in financial condition in the first six months of fiscal 2015 that would indicate that an impairment loss exists at April 30, 2015.

Operating Cash Flows

Cash provided by operating activities totaled $19.5 million in the first six months of fiscal 2015, an increase of $174.7 million from cash used for operating activities of $155.3 million in the first six months of fiscal 2014. The increase in net cash provided by operating activities year-over-year primarily reflects a decrease in net cash used in the operating activities of our consolidated CLO entities and a decrease in the net purchase of trading securities, partially offset by a decrease in deferred taxes and an increase in the timing differences in the cash settlements of our other assets and liabilities.

Investing Cash Flows

Cash provided by investing activities totaled $43.0 million in the first six months of fiscal 2015 compared to $123.8 million in the first six months of fiscal 2014. The decrease in cash provided by investing activities year-over-year can be primarily attributed to a decrease of $62.6 million in the net proceeds from the purchase, sale and maturities of consolidated CLO entity investments, a decrease of $8.1 million in the net proceeds from purchases and sales of available-for-sale securities and the $9.1 million payment to the sellers of the TABS business in the second quarter of fiscal 2015.

Financing Cash Flows

Cash used for financing activities totaled $183.3 million in the first six months of fiscal 2015 compared to $117.9 million in the first six months of fiscal 2014. In the first six months of fiscal 2015 we paid $18.6 million to acquire additional interests in Atlanta Capital and Parametric, we repurchased and retired approximately 3.0 million shares of our Non-Voting Common Stock for $123.7 million under our authorized repurchase programs, and issued 2.7 million shares of our Non-Voting Common Stock in connection with the grant of restricted share awards, the exercise of stock options and other employee stock purchases for total proceeds of $35.7 million. As of April 30, 2015, we have authorization to purchase an additional 7.6 million shares under our current share repurchase authorization and anticipate that future repurchases will continue to be an ongoing use of cash. Our dividends per share were $0.50 in the first six months of fiscal 2015, compared to $0.44 per share in the first six months of fiscal 2014. We currently expect to declare and pay comparable regular dividends on our Voting and Non-Voting Common Stock on a quarterly basis.

In the first six months of fiscal 2015, cash used for financing activities also included $25.9 million in principal payments made on senior notes of our consolidated CLO entity.

Contractual Obligations

We have future obligations under various contracts relating to debt, interest payments and operating leases. During the six months ended April 30, 2015, there were no material changes to our contractual obligations as previously reported in our Annual Report on Form 10-K for the year ended October 31, 2014.

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

We have presented all redeemable non-controlling interests at redemption value on our Consolidated Balance Sheets as of April 30, 2015. We have recorded the current quarter change in the estimated redemption value of non-controlling interests redeemable at fair value as a component of additional paid-in capital and have recorded the current quarter change in the estimated redemption value of non-controlling interests redeemable at other than fair value (non-controlling interests redeemable based on a multiple of earnings before interest and taxes of the subsidiary) as a component of net income attributable to non-controlling and other beneficial interests. Based on our calculations, the estimated redemption value of our non-controlling interests, redeemable at either fair value or other than fair value, totaled $135.1 million on April 30, 2015 compared to $107.5 million on October 31, 2014.

Redeemable non-controlling interests as of April 30, 2015 consist of third-party investors’ ownership in consolidated investment funds of $41.3 million; non-controlling interests in Parametric issued in conjunction with the Clifton acquisition of $20.2 million, non-controlling interests in Parametric issued in conjunction with the Parametric Risk Advisors final put option of $11.7 million, profit interests granted under the long-term incentive plans of Parametric and Atlanta Capital of $35.0 million and $16.8 million, respectively, all of which are redeemable at fair value. Redeemable non-controlling interests as of April 30, 2015 also include non-controlling interests in Atlanta Capital redeemable at other than fair value of $10.0 million. Redeemable non-controlling interests as of October 31, 2014 consist of third-party investors’ ownership in consolidated investment funds of $8.9 million, non-controlling interests in Parametric issued in conjunction with the Clifton acquisition of $27.0 million, non-controlling interests in Parametric issued in conjunction with the Parametric Risk Advisors final put option of $11.7 million and redeemable interests in profit interests granted under the long-term incentive plans of Parametric and Atlanta Capital of $33.6 million and $16.2 million, respectively, all of which are redeemable at fair value. Redeemable non-controlling interests as of October 31, 2014 also include non-controlling interests in Atlanta Capital redeemable at other than fair value of $10.0 million.

Foreign Subsidiaries

We consider the undistributed earnings of our Canadian and Australian subsidiaries as of April 30, 2015 to be indefinitely reinvested in foreign operations. Accordingly, no U.S. income taxes have been provided thereon. As of April 30, 2015, the Company had approximately $27.1 million of undistributed earnings in our Canadian and Australian subsidiaries that is not available to fund domestic operations or to distribute to shareholders unless repatriated. Repatriation would require the Company to accrue and pay U.S. corporate income taxes. The unrecognized deferred income tax liability on this temporary difference is estimated to be $3.1 million. The Company does not have a current plan to repatriate these funds.

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

Accounting Developments

Consolidation

In February 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-02, Amendments to the Consolidation Analysis, which amends the consolidation requirements in Accounting Standards Codification (“ASC”) 810, Consolidation. Under the amendments in this ASU, all entities, including limited partnerships and similar legal entities, are now within the scope of ASC 810, unless a scope exception applies. The presumption that a general partner controls a limited partnership has been eliminated. In addition, fees paid to decision makers that meet certain conditions no longer cause the decision makers to consolidate variable interest entities (“VIEs”) in certain instances, with the amendments placing more emphasis on variable interests other than fee arrangements in the consolidation evaluation. This ASU also eliminates the deferral under ASU 2010-10, Consolidation - Amendments for Certain Investment Funds, and, as such, the Company must evaluate any entities that qualified for the deferral to determine whether these entities are VIEs and whether they should be consolidated. The new guidance is effective for annual periods, and interim periods within those annual periods, for the Company’s fiscal year that begins on November 1, 2016 and allows for either a full retrospective or a modified retrospective adoption approach. Early adoption is allowed, but the guidance must be applied as of the beginning of the annual period containing the adoption date. The Company is currently evaluating the potential impact on its Consolidated Financial Statements and related disclosures.

Presentation of Debt Issuance Costs

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of debt issuance costs in the balance sheet. The new guidance requires that debt issuance costs be presented as a deduction from the carrying amount of the related debt rather than being presented as an asset. Amortization of debt issuance costs will continue to be reported as interest expense. The new guidance is effective for the Company’s fiscal year that begins on November 1, 2016 and requires retrospective application for each prior period presented. Early adoption is permitted for financial statements that have not been previously issued. The Company is currently evaluating the impact on its Consolidated Financial Statements.

Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement

In April 2015, the FASB issued ASU 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which provides guidance about whether a cloud computing arrangement includes a software license. The guidance does not change the current treatment for accounting for software licenses or service contracts. The new guidance is effective for the Company’s fiscal year that begins on November 1, 2016. Early adoption is permitted. The update allows for either prospective or retrospective adoption. The Company is currently evaluating the transition methods and the potential impact on its Consolidated Financial Statements and related disclosures.

Revenue from Contracts with Customers

In April 2015, the FASB proposed a one year delay in the effective date of ASU 2014-09, Revenue From Contracts with Customers. ASU 2014-09 currently becomes effective for the Company on November 1, 2017. The Company is currently evaluating the potential impact of this new guidance as well as the available transition methods.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our Quantitative and Qualitative Disclosures About Market Risk from those previously reported in our Form 10-K for the year ended October 31, 2014.

Item 4.	Controls and Procedures

We evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2015. Disclosure controls and procedures are designed to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rule and forms. Disclosure controls and procedures include, without limitation, controls and procedures accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to allow timely decisions regarding required disclosure. Our CEO and CFO participated in this evaluation and concluded that, as of the date of their evaluation, our disclosure controls and procedures were effective.

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

Part II - Other Information

Item 1.	Legal Proceedings

There have been no material developments in litigation previously reported in our SEC filings.

Item 1A. Risk Factors

There have been no material changes to our Risk Factors from those previously reported in our Form 10-K for the year ended October 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding purchases of our Non-Voting Common Stock on a monthly basis during the second quarter of fiscal 2015:

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	(a) Total Number of Shares Purchased	(b) Average price paid per share	(c) Total Number of Shares Purchased of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs
February 1, 2015 through February 28, 2015	8,577	$42.22	8,577	3,143,698
March 1, 2015 through March 31, 2015	769,900	$42.26	769,900	2,373,798
April 1, 2015 through April 30, 2015	733,856	$42.36	733,856	7,584,779
Total	1,512,333	$42.31	1,512,333	7,584,779

(1)	We announced a share repurchase program on July 9, 2014, which authorized the repurchase of up to 8,000,000 shares of our Non-Voting Common Stock in the open market and in private transactions in accordance with applicable securities laws. This repurchase plan was terminated on April 15, 2015. A total of 5,944,837 shares were repurchased under the plan prior to termination.

We announced a share repurchase program on April 15, 2015, which authorized the repurchase of up to 8,000,000 shares of our Non-Voting Common Stock in the open market and in private transactions in accordance with applicable securities laws. This repurchase plan is not subject to an expiration date.

Item 6.	Exhibits

(a)	Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Materials from the Eaton Vance Corp. Quarterly Report on Form 10-Q for the quarter ended April 30, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) related Notes to the Consolidated Financial Statements, tagged in detail (furnished herewith).

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EATON VANCE CORP
(Registrant)

DATE: June 9, 2015	/s/Laurie G. Hylton
(Signature)
Laurie G. Hylton
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)
67