Form 10-Q
period 2015-07-31
EATON VANCE CORP
filed 2015-09-04
CIK 350797

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended July 31, 2015

or

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

Shares outstanding as of July 31, 2015:

Voting Common Stock – 429,005 shares

Non-Voting Common Stock –  116,214,971 shares

Eaton Vance Corp.

Form 10-Q

As of July 31, 2015 and for the

Three and Nine Month Periods Ended July 31, 2015

Part I - Financial Information

Item 1.  Consolidated Financial Statements

Eaton Vance Corp.

Consolidated Balance Sheets (unaudited)

	July 31,	October 31,
(in thousands)	2015	2014
Assets

Cash and cash equivalents	$318,800	$385,215
Investment advisory fees and other receivables	180,827	186,344
Investments	637,368	624,605
Assets of consolidated collateralized loan obligation (“CLO”) entity:
Cash and cash equivalents	73	8,963
Bank loans and other investments	1,559	147,116
Other assets	3,549	371
Deferred sales commissions	22,845	17,841
Deferred income taxes	43,585	46,099
Equipment and leasehold improvements, net	45,428	45,651
Intangible assets, net	57,670	65,126
Goodwill	237,961	228,876
Other assets	76,230	103,879
Total assets	$1,625,895	$1,860,086

See notes to Consolidated Financial Statements.

Eaton Vance Corp.

Consolidated Balance Sheets (unaudited) (continued)

	July 31,	October 31,
(in thousands, except share data)	2015	2014
Liabilities, Temporary Equity and Permanent Equity

Liabilities:

Accrued compensation	$135,615	$181,064
Accounts payable and accrued expenses	64,943	64,598
Dividend payable	30,931	30,057
Debt	573,772	573,655
Liabilities of consolidated CLO entity:
Senior and subordinated note obligations	4,097	151,982
Other liabilities	56	298
Other liabilities	84,667	93,485
Total liabilities	894,081	1,095,139

Commitments and contingencies

Temporary Equity:

Redeemable non-controlling interests	111,694	107,466

Permanent Equity:

Voting Common Stock, par value $0.00390625 per share:
Authorized, 1,280,000 shares Issued and outstanding, 429,005 and 415,078 shares, respectively	2	2
Non-Voting Common Stock, par value $0.00390625 per share:
Authorized, 190,720,000 shares Issued and outstanding, 116,214,971 and 117,846,273 shares, respectively	454	460
Additional paid-in capital	-	-
Notes receivable from stock option exercises	(8,360)	(8,818)
Accumulated other comprehensive loss	(47,192)	(17,996)
Appropriated retained earnings	1,028	2,467
Retained earnings	672,538	679,061
Total Eaton Vance Corp. shareholders’ equity	618,470	655,176
Non-redeemable non-controlling interests	1,650	2,305
Total permanent equity	620,120	657,481
Total liabilities, temporary equity and permanent equity	$1,625,895	$1,860,086

See notes to Consolidated Financial Statements.

Eaton Vance Corp.

Consolidated Statements of Income (unaudited)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(in thousands, except per share data)	2015	2014	2015	2014
Revenue:
Investment advisory and administrative fees	$303,625	$311,756	$906,062	$916,605
Distribution and underwriter fees	20,285	21,548	61,369	64,381
Service fees	29,265	31,977	87,573	95,097
Other revenue	2,336	2,309	7,101	5,829
Total revenue	355,511	367,590	1,062,105	1,081,912
Expenses:
Compensation and related costs	124,400	117,632	364,667	351,110
Distribution expense	31,300	35,591	167,649	105,924
Service fee expense	26,978	29,780	81,116	87,266
Amortization of deferred sales commissions	3,767	4,084	11,187	13,408
Fund-related expenses	9,446	9,380	27,084	26,288
Other expenses	42,887	39,945	120,888	117,235
Total expenses	238,778	236,412	772,591	701,231
Operating income	116,733	131,178	289,514	380,681
Non-operating income (expense):
Gains (losses) and other investment income, net	(850)	2,917	2,299	2,592
Interest expense	(7,344)	(7,443)	(22,017)	(22,247)
Other income (expense) of consolidated CLO entities:
Gains and other investment income, net	1,771	1,434	5,284	15,247
Interest and other expense	(1,161)	(1,758)	(2,966)	(13,781)
Total non-operating expense	(7,584)	(4,850)	(17,400)	(18,189)
Income before income taxes and equity in net income of affiliates	109,149	126,328	272,114	362,492
Income taxes	(43,435)	(48,899)	(104,101)	(138,790)
Equity in net income of affiliates, net of tax	3,260	3,840	9,363	12,344
Net income	68,974	81,269	177,376	236,046
Net income attributable to non-controlling and other beneficial interests	(265)	(3,334)	(9,280)	(11,852)
Net income attributable to Eaton Vance Corp. shareholders	$68,709	$77,935	$168,096	$224,194
Earnings per share:
Basic	$0.60	$0.66	$1.45	$1.86
Diluted	$0.57	$0.63	$1.39	$1.78
Weighted average shares outstanding:
Basic	113,406	116,145	113,890	117,248
Diluted	118,281	121,013	119,013	122,550
Dividends declared per share	$0.25	$0.22	$0.75	$0.66

See notes to Consolidated Financial Statements.

Eaton Vance Corp.

Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(in thousands)	2015	2014	2015	2014
Net income	$68,974	$81,269	$177,376	$236,046

Other comprehensive income (loss):
Amortization of net gains on derivatives, net of tax	3	4	10	10
Unrealized holding gains (losses) on available-for-sale investments and reclassification adjustments, net of tax	(1,965)	228	(1,650)	607
Foreign currency translation adjustments, net of tax	(12,858)	905	(27,556)	(4,948)

Other comprehensive income (loss), net of tax	(14,820)	1,137	(29,196)	(4,331)

Total comprehensive income	54,154	82,406	148,180	231,715
Comprehensive income attributable to non-controlling and other beneficial interests	(265)	(3,334)	(9,280)	(11,852)
Total comprehensive income attributable to Eaton Vance Corp. shareholders	$53,889	$79,072	$138,900	$219,863

See notes to Consolidated Financial Statements.

Eaton Vance Corp.

Consolidated Statements of Shareholders’ Equity (unaudited)

	Permanent Equity									Temporary Equity
(in thousands)	Voting Common Stock	Non-Voting Common Stock	Additional Paid-In Capital	Notes Receivable from Stock Option Exercises	Accumulated Other Comprehensive Loss	Appropriated Retained Earnings	Retained Earnings	Non- Redeemable Non- Controlling Interests	Total Permanent Equity	Redeemable Non- Controlling Interests
Balance, November 1, 2014	$2	$460	$-	$(8,818)	$(17,996)	$2,467	$679,061	$2,305	$657,481	$107,466
Net income	-	-	-	-	-	(1,439)	168,096	3,056	169,713	7,663
Other comprehensive loss	-	-	-	-	(29,196)	-	-	-	(29,196)	-
Dividends declared ($0.75 per share)	-	-	-	-	-	-	(88,110)	-	(88,110)	-
Issuance of Voting Common Stock	-	-	77	-	-	-	-	-	77	-
Issuance of Non-Voting Common Stock:
On exercise of stock options	-	7	41,307	(1,182)	-	-	-	-	40,132	-
Under employee stock purchase plans	-	-	3,324	-	-	-	-	-	3,324	-
Under employee stock purchase incentive plan	-	-	3,131	-	-	-	-	-	3,131	-
Under restricted stock plan, net of forfeitures	-	5	-	-	-	-	-	-	5	-
Stock-based compensation	-	-	52,803	-	-	-	-	-	52,803	-
Tax benefit of stock option exercises	-	-	7,834	-	-	-	-	-	7,834	-
Repurchase of Non-Voting Common Stock	-	(18)	(105,708)	-	-	-	(86,509)	-	(192,235)	-
Principal repayments on notes receivable from stock option exercises	-	-	-	1,640	-	-	-	-	1,640	-
Net subscriptions (redemptions/distributions) of non-controlling interest holders	-	-	-	-	-	-	-	(3,114)	(3,114)	1,925
Net consolidations (deconsolidations) of sponsored investment funds	-	-	-	-	-	-	-	-	-	(357)
Reclass to temporary equity	-	-	-	-	-	-	-	(597)	(597)	597
Purchase of non-controlling interests	-	-	-	-	-	-	-	-	-	(8,368)
Other changes in non-controlling interests	-	-	(2,768)	-	-	-	-	-	(2,768)	2,768
Balance, July 31, 2015	$2	$454	$-	$(8,360)	$(47,192)	$1,028	$672,538	$1,650	$620,120	$111,694

See notes to Consolidated Financial Statements.

Eaton Vance Corp.

Consolidated Statements of Shareholders’ Equity (unaudited) (continued)

	Permanent Equity									Temporary Equity
(in thousands)	Voting Common Stock	Non-Voting Common Stock	Additional Paid-In Capital	Notes Receivable from Stock Option Exercises	Accumulated Other Comprehensive Loss	Appropriated Retained Earnings	Retained Earnings	Non- Redeemable Non- Controlling Interests	Total Permanent Equity	Redeemable Non- Controlling Interests
Balance, November 1, 2013	$2	$474	$124,837	$(7,122)	$(177)	$10,249	$541,521	$1,755	$671,539	$74,856
Net income	-	-	-	-	-	(2,005)	224,194	4,396	226,585	9,461
Other comprehensive loss	-	-	-	-	(4,331)	-	-	-	(4,331)	-
Dividends declared ($0.66 per share)	-	-	-	-	-	-	(79,626)	-	(79,626)	-
Issuance of Voting Common Stock	-	-	162	-	-	-	-	-	162	-
Issuance of Non-Voting Common Stock:
On exercise of stock options	-	7	39,501	(2,216)	-	-	-	-	37,292	-
Under employee stock purchase plans	-	-	3,709	-	-	-	-	-	3,709	-
Under employee stock purchase incentive plans	-	-	2,946	-	-	-	-	-	2,946	-
Under restricted stock plan, net of forfeitures	-	4	-	-	-	-	-	-	4	-
Stock-based compensation	-	-	46,492	-	-	-	-	-	46,492	-
Tax benefit of stock option exercises	-	-	12,723	-	-	-	-	-	12,723	-
Repurchase of Voting Common Stock	-	-	(77)	-	-	-	-	-	(77)	-
Repurchase of Non-Voting Common Stock	-	(23)	(216,294)	-	-	-	(11,597)	-	(227,914)	-
Principal repayments on notes receivable from stock option exercises	-	-	-	1,769	-	-	-	-	1,769	-
Net subscriptions (redemptions/distributions) of non-controlling interest holders	-	-	-	-	-	-	-	(3,996)	(3,996)	2,313
Net consolidations (deconsolidations) of sponsored investment funds	-	-	-	-	-	(3,687)	-	-	(3,687)	(4,111)
Reclass to temporary equity	-	-	-	-	-	-	-	(352)	(352)	352
Purchase of non-controlling interests	-	-	-	-	-	-	-	-	-	(6,839)
Issuance of subsidiary equity	-	-	-	-	-	-	-	-	-	9,935
Other changes in non-controlling interests	-	-	(13,999)	-	-	-	-	-	(13,999)	13,999
Balance, July 31, 2014	$2	$462	$-	$(7,569)	$(4,508)	$4,557	$674,492	$1,803	$669,239	$99,966

See notes to Consolidated Financial Statements.

Eaton Vance Corp.

Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended
	July 31,
(in thousands)	2015	2014
Cash Flows From Operating Activities:
Net income	$177,376	$236,046
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	16,489	15,822
Amortization of deferred sales commissions	11,195	13,464
Stock-based compensation	52,803	46,492
Deferred income taxes	3,219	10,831
Net losses on investments and derivatives	5,342	2,789
Equity in net income of affiliates, net of amortization	(9,920)	(14,833)
Dividends received from affiliates	13,092	11,654
Consolidated CLO entities’ operating activities:
Net gains on bank loans, other investments and note obligations	(1,654)	(592)
Amortization	(76)	(715)
Net increase (decrease) in other assets and liabilities, including cash	5,146	(128,945)
Changes in operating assets and liabilities:
Investment advisory fees and other receivables	5,739	(1,090)
Investments in trading securities	(107,205)	(181,897)
Deferred sales commissions	(16,198)	(12,510)
Other assets	12,649	11,376
Accrued compensation	(45,360)	(27,871)
Accounts payable and accrued expenses	216	10,632
Other liabilities	34,995	5,376
Net cash provided by (used for) operating activities	157,848	(3,971)

Cash Flows From Investing Activities:
Additions to equipment and leasehold improvements	(8,118)	(5,756)
Net cash paid in acquisition	(9,085)	-
Proceeds from sale of investments	45,454	77,739
Purchase of investments	(5,541)	(21,724)
Consolidated CLO entities’ investing activities:
Proceeds from sales and maturities of bank loans and other investments	144,238	356,985
Purchase of bank loans and other investments	(1,790)	(248,771)
Net cash provided by investing activities	165,158	158,473

See notes to Consolidated Financial Statements.

Eaton Vance Corp.

Consolidated Statements of Cash Flows (unaudited) (continued)

	Nine Months Ended
	July 31,
(in thousands)	2015	2014
Cash Flows From Financing Activities:
Purchase of additional non-controlling interest	(18,602)	(26,872)
Proceeds from issuance of Voting Common Stock	77	162
Proceeds from issuance of Non-Voting Common Stock	46,592	43,951
Repurchase of Voting Common Stock	-	(77)
Repurchase of Non-Voting Common Stock	(192,235)	(227,914)
Principal repayments on notes receivable from stock option exercises	1,640	1,769
Excess tax benefit of stock option exercises	7,834	12,723
Dividends paid	(87,374)	(79,928)
Net subscriptions received from (redemptions/distributions paid to) non-controlling interest holders	(1,189)	(1,683)
Consolidated CLO entities’ financing activities:
Repayment of line of credit	-	(247,789)
Repayment of redeemable preferred shares	-	(60,000)
Issuance of senior and subordinated notes and preferred shares	-	429,582
Principal repayments of senior note obligations	(144,166)	(97,769)
Net cash used for financing activities	(387,423)	(253,845)
Effect of currency rate changes on cash and cash equivalents	(1,998)	(546)
Net decrease in cash and cash equivalents	(66,415)	(99,889)
Cash and cash equivalents, beginning of period	385,215	461,906
Cash and cash equivalents, end of period	$318,800	$362,017
Supplemental Cash Flow Information:
Cash paid for interest	$20,169	$19,920
Cash paid for interest by consolidated CLO entities	2,388	5,943
Cash paid for income taxes, net of refunds	81,040	107,048
Supplemental Disclosure of Non-Cash Information:
Increase in equipment and leasehold improvements due to non-cash additions	$272	$249
Exercise of stock options through issuance of notes receivable	1,182	2,216
Acquisition of non-controlling interests through issuance of subsidiary equity	-	9,935
Non-controlling interest call option exercise recorded in other liabilities	1,190	-
Deconsolidation of CLO Entity:
Decrease in other assets, net of other liabilities	$-	$(19,210)
Decrease in investments	-	(411,897)
Decrease in borrowings	-	(427,418)
Net Consolidations (Deconsolidations) of Sponsored Investment Funds:
Increase (decrease) in investments	$(18,620)	$(4,122)
Increase (decrease) in other assets, net of other liabilities	(18,763)	-
Increase (decrease) in non-controlling interests	(357)	(4,111)

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

Payments to End Certain Closed-end Fund Service and Additional Compensation Arrangements

During the first quarter of fiscal 2015, the Company made a one-time payment of $73.0 million to terminate certain closed-end fund service and additional compensation arrangements with a significant distribution partner.  The payment was included as a component of distribution expense in the Company’s Consolidated Statement of Income for the nine months ended July 31, 2015.

2.  New Accounting Standards Not Yet Adopted

Consolidation

In February 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-02, Amendments to the Consolidation Analysis, which amends the consolidation requirements in Accounting Standards Codification (“ASC”) 810, Consolidation. Based on the guidance provided in this ASU, all entities are now within the scope of ASC 810, unless a specific scope exception applies. Additional amendments remove the presumption that a general partner controls a limited partnership and place more emphasis on variable interests other than fee arrangements in the consolidation evaluation of variable interest entities (“VIEs”). This ASU also eliminates the deferral under ASU 2010-10 for certain investment funds. The new guidance is effective for annual periods, and interim periods within those annual periods, for the Company’s fiscal year that begins on November 1, 2016 and allows for either a full retrospective or a modified retrospective adoption approach. Early adoption is allowed, but the guidance must be applied as of the beginning of the annual period containing the adoption date. The Company is currently evaluating the potential impact on its Consolidated Financial Statements and related disclosures.

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

Revenue from Contracts with Customers

In August 2015, the FASB issued ASU 2015-14, Revenue From Contracts with Customers (Topic 606), Deferral of the Effective Date, which defers the effective date of ASU 2014-09, Revenue from Contracts with Customers (Topic 606) to November 1, 2018 for the Company, with early adoption permitted as of its original effective date of November 1, 2017. The Company is currently evaluating the potential impact of this new guidance as well as the available transition methods.

3.  Consolidated Sponsored Funds

The following table sets forth the balances related to consolidated sponsored funds at July 31, 2015 and October 31, 2014, as well as the Company’s net interest in these funds:

(in thousands)	July 31, 2015	October 31, 2014
Investments	$248,345	$172,413
Other assets	10,967	19,474
Other liabilities	(31,284)	(32,559)
Redeemable non-controlling interests	(17,820)	(8,983)
Net interest in consolidated sponsored funds(1)	$210,208	$150,345

(1)Excludes the Company’s investment in its consolidated CLO entity, which is discussed in Note 8.

During the nine months ended July 31, 2015 and 2014, the Company deconsolidated two and three sponsored funds, respectively.

4.  Investments

The following is a summary of investments at July 31, 2015 and October 31, 2014:

(in thousands)	July 31, 2015	October 31, 2014
Investment securities, trading:
Short-term debt	$115,400	$156,972
Consolidated sponsored funds	248,345	172,413
Separately managed accounts	71,488	51,660
Total investment securities, trading	435,233	381,045
Investment securities, available-for-sale	18,035	30,167
Investments in non-consolidated CLO entities	9,204	4,033
Investments in equity method investees	172,019	206,352
Investments, other	2,877	3,008
Total investments(1)	$637,368	$624,605

(1)Excludes the Company’s investment in its consolidated CLO entity, which is discussed in Note 8.

Investment securities, trading

The following is a summary of the fair value of investments classified as trading at July 31, 2015 and October 31, 2014:

(in thousands)	July 31, 2015	October 31, 2014
Short-term debt	$115,400	$156,972
Other debt - consolidated sponsored funds and separately managed accounts	142,141	83,824
Equity securities - consolidated sponsored funds and separately managed accounts	177,692	140,249
Total investment securities, trading	$435,233	$381,045

During the nine months ended July 31, 2015, the Company seeded investments in nine consolidated sponsored funds and thirteen separately managed accounts. During the nine months ended July 31, 2014, the Company seeded investments in nine consolidated sponsored funds. The Company did not seed any separately managed accounts during the nine months ended July 31, 2014.

The Company recognized gains (losses) related to trading securities still held at the reporting date of $(15.0) million and $(0.8) million for the three months ended July 31, 2015 and 2014, respectively, and $(13.8) million and $1.1 million for the nine months ended July 31, 2015 and 2014, respectively.

Investment securities, available-for-sale

The following is a summary of the gross unrealized gains (losses) included in accumulated other comprehensive loss related to securities classified as available-for-sale at July 31, 2015 and October 31, 2014:

July 31, 2015		Gross Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
Investment securities, available-for-sale	$11,538	$6,701	$(204)	$18,035

October 31, 2014		Gross Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
Investment securities, available-for-sale	$21,032	$9,159	$(24)	$30,167

Net unrealized holding gains on investment securities classified as available-for-sale included in other comprehensive income (loss), net of tax, were $0.2 million and $0.4 million for the three months ended July 31, 2015 and 2014, respectively, and $0.4 million and $1.0 million for the nine months ended July 31, 2015 and 2014, respectively.

The Company evaluated gross unrealized losses of $0.2 million as of July 31, 2015 and determined that these losses were not other-than-temporary, primarily because the Company has both the ability and intent to hold the investments for a period of time sufficient to recover such losses.  The aggregate fair value of investments with unrealized losses was $5.4 million at July 31, 2015. No investment with a gross unrealized loss has been in a loss position for greater than one year.

The following is a summary of the Company’s realized gains and losses upon disposition of investments classified as available-for-sale for the three and nine months ended July 31, 2015 and 2014:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(in thousands)	2015	2014	2015	2014
Gains	$7,144	$108	$7,801	$670
Losses	(3,569)	-	(3,885)	(898)
Net realized gains (losses)	$3,575	$108	$3,916	$(228)

Investments in equity method investees

The Company has a 49 percent interest in Hexavest Inc. (“Hexavest”), a Montreal, Canada-based investment adviser.  The carrying value of this investment was $143.2 million and $166.0 million at July 31, 2015 and October 31, 2014, respectively.  At July 31, 2015, the Company’s investment in Hexavest consisted of $5.5 million of equity in the net assets of Hexavest, intangible assets of $27.6 million and goodwill of $117.5 million, net of a deferred tax liability of $7.4 million. At October 31, 2014, the Company’s investment in Hexavest consisted of $5.9 million of equity in the net assets of Hexavest, intangible assets of $33.5 million and goodwill of $135.6 million, net of a deferred tax liability of $9.0 million.  The investment is denominated in Canadian dollars and is subject to foreign currency translation adjustments, which are recorded in accumulated other comprehensive income (loss).

The Company has a seven percent equity interest in a private equity partnership managed by a third party that invests in companies in the financial services industry.  The Company’s investment in the partnership was $2.0 million and $4.2 million at July 31, 2015 and October 31, 2014, respectively.

The Company had equity method investments in the following Company-sponsored funds as of July 31, 2015 and October 31, 2014:

	Equity Ownership Interest (%)		Carrying Value ($)(1)
	July 31,	October 31,	July 31,	October 31,
(dollar amounts in thousands)	2015	2014	2015	2014
Eaton Vance Tax-Advantaged Bond Strategies 5-to-15 Year Laddered Municipal Bond Fund	42%	-	$26,850	$-
Eaton Vance Real Estate Fund	-	34%	-	11,953
Eaton Vance Focused Growth Opportunities Fund	-	33%	-	9,559
Eaton Vance Focused Value Opportunities Fund	-	32%	-	7,588
Eaton Vance Tax-Advantaged Bond Strategies Long Term Fund	-	27%	-	6,105
Eaton Vance Currency Income Advantage Fund	-	43%	-	973
Total			$26,850	$36,178

(1)	The carrying value of equity method investments in Company-sponsored funds is measured based on the funds’ net asset values. The Company has the ability to redeem its investments in these funds at any time.

During the nine months ended July 31, 2015 and 2014, the Company received dividends of $13.1 million and $11.7 million, respectively, from its investments in equity method investees. No impairment losses were recognized during either nine month period.

5.  Fair Value Measurements

The following tables summarize financial assets and liabilities measured at fair value on a recurring basis and their assigned levels within the valuation hierarchy at July 31, 2015 and October 31, 2014:

July 31, 2015
(in thousands)	Level 1	Level 2	Level 3	Other Assets Not Held at Fair Value	Total

Financial assets:
Cash equivalents	$15,918	$21,559	$-	$-	$37,477
Investments:
Investment securities, trading:
Short-term debt	-	115,400	-	-	115,400
Other debt - consolidated sponsored funds and separately managed accounts	1,814	140,327	-	-	142,141
Equity - consolidated sponsored funds and separately managed accounts	110,347	67,345	-	-	177,692
Investment securities, available-for-sale	15,848	2,187	-	-	18,035
Investments in non-consolidated CLO entities(1)	-	-	-	9,204	9,204
Investments in equity method investees(2)	-	-	-	172,019	172,019
Investments, other(3)	-	103	-	2,774	2,877
Derivative instruments	-	4,464	-	-	4,464
Assets of consolidated CLO entity:
Bank loans and other investments	-	1,559	-	-	1,559
Total financial assets	$143,927	$352,944	$-	$183,997	$680,868

Financial liabilities:
Derivative instruments	$-	$1,621	$-	$-	$1,621
Securities sold, not yet purchased	-	6,999	-	-	6,999
Liabilities of consolidated CLO entity:
Senior and subordinated note obligations	-	-	4,097	-	4,097
Total financial liabilities	$-	$8,620	$4,097	$-	$12,717

October 31, 2014
(in thousands)	Level 1	Level 2	Level 3	Other Assets Not Held at Fair Value	Total

Financial assets:
Cash equivalents	$19,599	$60,312	$-	$-	$79,911
Investments:
Investment securities, trading:
Short-term debt	-	156,972	-	-	156,972
Other debt - consolidated sponsored funds and separately managed accounts	10,799	73,025	-	-	83,824
Equity - consolidated sponsored funds and separately managed accounts	86,504	53,745	-	-	140,249
Investment securities, available-for-sale	23,600	6,567	-	-	30,167
Investments in non-consolidated CLO entities(1)	-	-	-	4,033	4,033
Investments in equity method investees(2)	-	-	-	206,352	206,352
Investments, other(3)	-	61	-	2,947	3,008
Derivative instruments	-	4,416	-	-	4,416
Assets of consolidated CLO entity:
Cash equivalents	8,697	-	-	-	8,697
Bank loans and other investments	-	146,315	801	-	147,116
Total financial assets	$149,199	$501,413	$801	$213,332	$864,745

Financial liabilities:
Derivative instruments	$-	$2,618	$-	$-	$2,618
Securities sold, not yet purchased	-	981	-	-	981
Liabilities of consolidated CLO entity:
Senior and subordinated note obligations	-	2,672	149,310	-	151,982
Total financial liabilities	$-	$6,271	$149,310	$-	$155,581

(1)	The Company’s investments in these CLO entities are measured at fair value on a non-recurring basis using Level 3 inputs. The investments are carried at amortized cost unless facts and circumstances indicate that the investments have been impaired, at which time the investments are written down to fair value.
(2)	Investments in equity method investees are not measured at fair value in accordance with GAAP.
(3)	Investments, other, include investments carried at cost that are not measured at fair value in accordance with GAAP.

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

Derivative instruments

Derivative instruments, which include foreign exchange contracts, stock index futures contracts, commodity futures contracts, interest rate futures contracts, interest rate swap contracts and total return swap contracts, are recorded as either other assets or other liabilities on the Company’s Consolidated Balance Sheets. Foreign exchange contracts and interest rate swap contracts are valued by interpolating a value using the spot foreign exchange rate and forward points, which are based on spot rate and currency interest rate differentials. Stock index futures contracts, commodity futures contracts, interest rate futures contracts and total return swap contracts are valued using a third-party pricing service that determines fair value based on bid and ask prices. Derivative instruments generally are classified as Level 2 within the fair value measurement hierarchy.

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

Transfers in and out of Levels

The following table summarizes fair value transfers between Level 1 and Level 2 of the fair value measurement hierarchy for the three and nine months ended July 31, 2015 and 2014:

	Three Months Ended July 31,		Nine Months Ended July 31,
(in thousands)	2015	2014	2015	2014
Transfers from Level 1 into Level 2(1)	$21,538	$1,107	$6,001	$609
Transfers from Level 2 into Level 1(2)	81	257	91	843

(1)	Transfers from Level 1 into Level 2 primarily represent debt and equity securities formerly classified as Level 1 for which unadjusted quoted market prices in active markets became unavailable in the current period.
(2)	Transfers from Level 2 into Level 1 primarily represent debt and equity securities formerly classified as Level 2 for which unadjusted quoted market prices in active markets became available in the current period.

Level 3 assets and liabilities

The following table shows a reconciliation of the beginning and ending fair value measurements of assets and liabilities valued on a recurring basis and classified as Level 3 within the fair value measurement hierarchy for the three and nine months ended July 31, 2015 and 2014:

	Three Months Ended		Three Months Ended
	July 31, 2015		July 31, 2014
(in thousands)	Bank loans and other investments of consolidated CLO entity	Senior and subordinated note obligations of consolidated CLO entity	Bank loans and other investments of consolidated CLO entities	Senior and subordinated note obligations and redeemable preferred shares of consolidated CLO entities
Beginning balance	$43	$123,231	$7	$633,159
Deconsolidation of senior and subordinated notes and redeemable preferred shares	-	-	-	(419,193)
Net gains (losses) on investments and note obligations included in net income(1)	94	(912)	15	76
Sales	(137)	-	(9)	-
Principal paydown	-	(118,222)	-	(33,989)
Ending balance	$-	$4,097	$13	$180,053
Change in unrealized gains (losses) included in net income relating to assets and liabilities held	$-	$(1,160)	$-	$76

	Nine Months Ended		Nine Months Ended
	July 31, 2015		July 31, 2014
(in thousands)	Bank loans and other investments of consolidated CLO entity	Senior and subordinated note obligations of consolidated CLO entity	Bank loans and other investments of consolidated CLO entities	Senior and subordinated note obligations and redeemable preferred shares of consolidated CLO entities
Beginning balance	$801	$149,310	$1,245	$276,476
Issuance of senior and subordinated notes and redeemable preferred shares	-	-	-	421,523
Deconsolidation of senior and subordinated notes and redeemable preferred shares	-	-	-	(419,193)
Net gains (losses) on investments and note obligations included in net income(1)	(281)	(2,426)	(171)	(1,059)
Additions(2)	-	1,379	-	-
Sales	(137)	-	(1,061)	-
Amortization of original issue discount on senior notes	-	-	-	75
Principal paydown	-	(144,166)	-	(97,769)
Transfers out of Level 3(3)	(383)	-	-	-
Ending balance	$-	$4,097	$13	$180,053
Change in unrealized gains (losses) included in net income relating to assets and liabilities held	$-	$(2,689)	$-	$(1,346)

(1)	Substantially all net gains (losses) on investments, note obligations and redeemable preferred shares attributable to the assets and borrowings of the Company’s consolidated CLO entity are allocated to non-controlling and other beneficial interests on the Company’s Consolidated Statements of Income.
(2)	Represents the Company’s subordinated interest, which was previously eliminated in consolidation. The Company sold its interest in the first quarter of fiscal 2015. Refer to Note 8.
(3)	Transfers out of Level 3 into Level 2 of the fair value measurement hierarchy were due to an increase in the observability of inputs used in determining the fair value of certain investments.

As discussed in Note 8, the senior notes were paid down in full in the third quarter of fiscal 2015 in conjunction with a subordinated note holder vote to liquidate the consolidated CLO entity.

The fair value of the subordinated notes as of July 31, 2015 was determined based on the fair value of the net assets of the consolidated CLO entity as of that date, less the residual value attributable to the incentive collateral management fee. The following table shows the valuation technique and significant unobservable inputs utilized in the fair value measurement of Level 3 liabilities of the consolidated CLO entity at October 31, 2014:

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

6.  Derivative Financial Instruments

Derivative financial instruments designated as cash flow hedges

During both the three months ended July 31, 2015 and 2014, the Company reclassified into interest expense $50,000 of deferred gains related to a forward-starting interest rate swap entered into in connection with the offering of its 3.625 percent unsecured senior notes due June 15, 2023 (“2023 Senior Notes”). During both the nine months ended July 31, 2015 and 2014, the Company reclassified into interest expense $0.2 million of this deferred gain. At July 31, 2015, the remaining unamortized gain on this transaction was $1.6 million. During the next twelve months, the Company expects to reclassify approximately $0.2 million of the gain into interest expense.

During both the three months ended July 31, 2015 and 2014, the Company reclassified into interest expense $56,000 of deferred losses related to a Treasury lock transaction entered into in connection with the issuance of its 6.5 percent unsecured senior notes due October 2, 2017 (“2017 Senior Notes”). During both the nine months ended July 31, 2015 and 2014, the Company reclassified into interest expense $0.2 million of deferred losses on this Treasury lock. At July 31, 2015, the remaining unamortized loss on this transaction was $0.5 million. During the next twelve months, the Company expects to reclassify approximately $0.2 million of the loss on the Treasury lock transaction into interest expense.

Other derivative financial instruments not designated for hedge accounting

The Company has entered into a series of foreign exchange contracts, stock index futures contracts, commodity futures contracts, interest rate futures contracts, total return swap contracts and interest rate swap contracts to hedge currency risk and market risk associated with its investments in certain consolidated sponsored funds and separately managed accounts seeded for new product development purposes. Certain of the consolidated sponsored funds and separately managed accounts may utilize derivative financial instruments within their portfolios in pursuit of their stated investment objectives.

At July 31, 2015 and October 31, 2014, excluding derivative financial instruments held in certain consolidated sponsored funds and separately managed accounts, the Company had 29 and 39 foreign exchange contracts outstanding with four counterparties with an aggregate notional value of $31.4 million and $16.8 million, respectively; 1,725 and 2,091 stock index futures contracts outstanding with one counterparty with an aggregate notional value of $151.2 million and $177.3 million, respectively; 289 and 566 commodity futures contracts outstanding with one counterparty with an aggregate notional value of $13.9 million and $32.3 million, respectively; and 55 and 122 interest rate futures contracts outstanding with one counterparty with an aggregate notional value of $5.6 million and $12.4 million, respectively. At July 31, 2015, the Company had seven total return swap contracts outstanding with one counterparty with an aggregate notional value of $41.7 million and one interest rate swap contract with one counterparty with an aggregate notional value of $2.9 million. As of October 31, 2014, the Company did not have any total return swap contracts or interest rate swap contracts outstanding. The number of derivative contracts outstanding and the notional values they represent at July 31, 2015 and October 31, 2014 are indicative of derivative balances throughout each respective period.

The following tables present the fair value of derivative financial instruments, excluding derivative financial instruments held in certain consolidated sponsored funds and separately managed accounts, not designated as hedging instruments as of July 31, 2015 and October 31, 2014:

July 31, 2015
	Assets		Liabilities
(in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other assets	$897	Other liabilities	$278
Stock index futures contracts	Other assets	2,217	Other liabilities	887
Commodity futures contracts	Other assets	1,288	Other liabilities	362
Interest rate futures contracts	Other assets	-	Other liabilities	46
Total return swap contracts	Other assets	62	Other liabilities	40
Interest rate swap contracts	Other assets	-	Other liabilities	8
Total		$4,464		$1,621

October 31, 2014
	Assets		Liabilities
(in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other assets	$289	Other liabilities	$290
Stock index futures contracts	Other assets	2,685	Other liabilities	1,614
Commodity futures contracts	Other assets	1,442	Other liabilities	631
Interest rate futures contracts	Other assets	-	Other liabilities	83
Total		$4,416		$2,618

The following is a summary of the net gains (losses) recognized in income for the three and nine months ended July 31, 2015 and 2014:

	Income Statement	Three Months Ended July 31,		Nine Months Ended July 31,
(in thousands)	Location	2015	2014	2015	2014
Foreign exchange contracts	Gains (losses) and other investment income, net	$1,039	$(103)	$1,489	$35
Stock index futures contracts	Gains (losses) and other investment income, net	3,281	(3,772)	(4,027)	(11,310)
Commodity futures contracts	Gains (losses) and other investment income, net	866	431	3,190	(892)
Interest rate futures contracts	Gains (losses) and other investment income, net	135	-	(123)	-
Total return swap contracts	Gains (losses) and other investment income, net	549	-	(105)	-
Interest rate swap contracts	Gains (losses) and other investment income, net	(8)	-	(8)	-
Total		$5,862	$(3,444)	$416	$(12,167)

7.  Fair Value Measurements of Other Financial Instruments

Certain financial instruments are not carried at fair value, but their fair value is required to be disclosed.  The following is a summary of the carrying amounts and estimated fair values of these financial instruments at July 31, 2015 and October 31, 2014:

	July 31, 2015			October 31, 2014
(in thousands)	Carrying Value	Fair Value	Fair Value Level	Carrying Value	Fair Value	Fair Value Level
Investments, other	$2,774	$2,774	3	$2,947	$2,947	3
Other assets	$6,381	$6,381	3	$7,363	$7,363	3
Debt	$573,772	$602,847	2	$573,655	$611,015	2

Included in investments, other, is a non-controlling capital interest in Atlanta Capital Management Holdings, LLC (“ACM Holdings”) carried at $1.1 million and $1.3 million at July 31, 2015 and October 31, 2014, respectively. The carrying value of this investment approximates fair value.  Fair value of this investment is determined using a cash flow model that projects future cash flows based upon contractual obligations, to which the Company then applies an appropriate discount rate. The fair value of this investment falls within Level 3 of the fair value measurement hierarchy.

Included in other assets at July 31, 2015 and October 31, 2014 is an option exercisable in 2017 to acquire an additional 26 percent interest in Hexavest carried at $6.4 million and $7.4 million, respectively. The carrying value of this option approximates fair value. The fair value of this option is determined using a Monte Carlo model, which simulates potential future market multiples of earnings before interest and taxes (“EBIT”) and compares this to the contractually fixed multiple of Hexavest’s EBIT at which the option can be exercised. The Monte Carlo model uses this array of simulated multiples and their difference from the contractual multiple times the projected EBIT for Hexavest to estimate the future exercise value of the option, which is then adjusted to present value. The fair value of this investment falls within Level 3 of the fair value measurement hierarchy.

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

Consolidated CLO entities

As of July 31, 2015, the Company deems itself to be the primary beneficiary of one non-recourse CLO entity, Eaton Vance CLO IX. On November 13, 2014, the Company sold its residual 8 percent interest in Eaton Vance CLO IX to an unrelated third party and recognized a loss on disposal of $0.3 million. The Company continues to serve as collateral manager of the entity and continues to hold variable interests in the entity in the form of collateral management fees. The Company concluded that it remains the primary beneficiary of the entity due to the significance of the variable interest represented by the incentive collateral management fee and, as a result, continues to consolidate Eaton Vance CLO IX subsequent to the disposition of its residual interest.

During the third quarter of fiscal 2015, a majority of the holders of the subordinated notes elected to liquidate Eaton Vance CLO IX, with redemption occurring nearly in full on the scheduled July 20, 2015 payment date. The Company continues to manage the remaining collateral assets of Eaton Vance CLO IX.

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

Eaton Vance CLO IX

The following tables present, as of July 31, 2015 and October 31, 2014, the fair value of Eaton Vance CLO IX’s assets and liabilities that are subject to fair value accounting:

July 31, 2015
	CLO Bank Loan Investments
(in thousands)	Total CLO bank loan investments	90 days or more past due	Subordinated note obligations
Unpaid principal balance	$1,832	$-	$21,358
Unpaid principal balance over fair value	(781)	-	(17,261)
Fair value	$1,051	$-	$4,097

October 31, 2014
	CLO Bank Loan Investments
(in thousands)	Total CLO bank loan investments	90 days or more past due	Senior and subordinated note obligations
Unpaid principal balance	$144,723	$500	$165,696
Unpaid principal balance over fair value	(3,282)	(500)	(13,714)
Fair value	$141,441	$-	$151,982

Changes in the fair values of Eaton Vance CLO IX’s bank loans and other investments resulted in net losses of $2.9 million and $0.1 million during the three months ended July 31, 2015 and 2014, respectively, while changes in the fair value of Eaton Vance CLO IX’s note obligations resulted in net gains (losses) of $3.6 million and $(0.1) million, respectively.  The combined net gains (losses) of $0.7 million and $(0.2) million for the three months ended July 31, 2015 and 2014, respectively, were recorded in gains and other investment income, net, of consolidated CLO entities on the Company’s Consolidated Statements of Income for those periods.

Changes in the fair values of Eaton Vance CLO IX’s bank loans and other investments resulted in net losses of $3.2 million and $0.3 million during the nine months ended July 31, 2015 and 2014, respectively, while changes in the fair value of Eaton Vance CLO IX’s note obligations resulted in net gains (losses) of $5.1 million and $(1.4) million, respectively.  The combined net gains (losses) of $1.9 million and $(1.7) million for the nine months ended July 31, 2015 and 2014, respectively, were recorded in gains and other investment income, net, of consolidated CLO entities on the Company’s Consolidated Statements of Income for those periods.

During the nine months ended July 31, 2015 and 2014, $144.2 million and $97.8 million, respectively, of prepayments were used to pay down the entity’s senior and subordinated note obligations. The entity’s senior notes were paid down in full as a result of a majority of the holders of the subordinated notes electing to liquidate Eaton Vance CLO IX during the third quarter of fiscal 2015.

For the three months ended July 31, 2015 and 2014, the Company recorded net gains (losses) of $0.4 million and $(0.3) million, respectively, related to Eaton Vance CLO IX. The Company recorded net losses attributable to other beneficial interests of $2.8 million and $0.9 million for the three months ended July 31, 2015 and 2014, respectively.  Net income attributable to Eaton Vance Corp. shareholders was $3.2 million and $0.6 million for the three months ended July 31, 2015 and 2014, respectively.

For the nine months ended July 31, 2015 and 2014, the Company recorded net gains (losses) of $2.0 million (including the loss on disposal of its subordinated interest of $(0.3) million) and $(0.7) million, respectively, related to Eaton Vance CLO IX. The Company recorded net losses attributable to other beneficial interests of $1.4 million and $3.0 million for the nine months ended July 31, 2015 and 2014, respectively.  Net income attributable to Eaton Vance Corp. shareholders was $3.4 million and $2.3 million for the nine months ended July 31, 2015 and 2014, respectively.

The following carrying amounts related to Eaton Vance CLO IX were included in the Company’s Consolidated Balance Sheets at July 31, 2015 and October 31, 2014:

	July 31,	October 31,
(in thousands)	2015	2014
Assets:
Cash and cash equivalents	$73	$8,963
Bank loans and other investments	1,559	147,116
Other assets	3,549	371
Liabilities:
Senior and subordinated note obligations	4,097	151,982
Other liabilities	56	298
Appropriated retained earnings	1,028	2,467
Net interest in Eaton Vance CLO IX	$-	$1,703

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

Changes in the fair values of Eaton Vance CLO 2013-1’s bank loans and other investments resulted in net losses of $39,000 during the nine months ended July 31, 2014, while changes in the fair value of Eaton Vance CLO 2013-1’s note obligations resulted in net gains of $2.4 million during the nine months ended July 31, 2014.  The combined net gains of $2.4 million for the nine months ended July 31, 2014 were recorded in gains and other investment income, net, of consolidated CLO entities on the Company’s Consolidated Statement of Income.

For the nine months ended July 31, 2014, the Company recorded net income of $2.0 million related to Eaton Vance CLO 2013-1.  The Company recorded net income attributable to other beneficial interests of $1.1 million for the nine months ended July 31, 2014. Net income attributable to Eaton Vance Corp. shareholders was $0.9 million for the nine months ended July 31, 2014.

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

Non-consolidated CLO entities had total assets of $2.3 billion and $2.4 billion as of July 31, 2015 and October 31, 2014, respectively. The Company’s variable interests in these entities consist of the Company’s direct ownership in these entities and any collateral management fees earned but uncollected. The Company’s investment in these entities totaled $9.2 million and $4.0 million as of July 31, 2015 and October 31, 2014, respectively. Collateral management fees receivable for these entities totaled $1.9 million and $2.6 million on July 31, 2015 and October 31, 2014, respectively. In the first nine months of fiscal 2015, the Company did not provide any financial or other support to these entities that it was not previously contractually required to provide. The Company’s risk of loss with respect to these managed CLO entities is limited to the carrying value of its investments in, and collateral management fees receivable from, these entities as of July 31, 2015.

The Company’s investment in non-consolidated CLO entities is carried at amortized cost and is disclosed as a component of investments in Note 4. Income from these entities is recorded as a component of gains and other investment income, net, in the Company’s Consolidated Statements of Income, based upon projected investment yields.

Other entities

The Company holds variable interests in, but is not deemed to be the primary beneficiary of, certain sponsored privately offered equity funds with total assets of $12.3 billion and $11.3 billion as of July 31, 2015 and October 31, 2014, respectively. The Company has determined that these entities qualify for the deferral to certain provisions of FASB ASC Subtopic 810-10 – Consolidation – Overall, afforded by ASU 2010-10, Consolidation – Amendments for Certain Investment Funds, and thus determines whether it is the primary beneficiary of these entities by virtue of its exposure to the expected losses and expected residual returns of the entity. The Company’s variable interests in these entities consist of the Company’s direct ownership therein, which in each case is insignificant relative to the total ownership of the fund, and any investment advisory fees earned but uncollected. The Company held investments in these entities totaling $2.2 million and $6.6 million on July 31, 2015 and October 31, 2014, respectively, and investment advisory fees receivable totaling $0.7 million and $0.6 million on July 31, 2015 and October 31, 2014, respectively. In the first nine months of fiscal 2015, the Company did not provide any financial or other support to these entities that it was not contractually required to provide. The Company’s risk of loss with respect to these managed entities is limited to the carrying value of its investments in, and investment advisory fees receivable from, the entities as of July 31, 2015. The Company does not consolidate these VIEs because it does not hold the majority of the risks and rewards of ownership.

The Company’s investments in privately offered equity funds are carried at fair value and included in investment securities, available-for-sale, which are disclosed as a component of investments in Note 4. The Company records any change in fair value, net of income tax, in other comprehensive income (loss).

9. Acquisitions

Atlanta Capital Management, LLC (“Atlanta Capital”)

In July 2015, the Company exercised a call option requiring the non-controlling interest holders of Atlanta Capital to sell a 0.2 percent profit interest in Atlanta Capital related to the original acquisition of the Company for $1.4 million. The transaction settled in August 2015. The purchase price of this transaction was based on a multiple of Atlanta Capital’s earnings before taxes for the fiscal year ended October 31, 2014.

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

Total profit interests in Atlanta Capital held by non-controlling interest holders, including direct profit interests related to the original acquisition as well as indirect profit interests issued pursuant to the Atlanta Capital Plan, were 13.1 percent on July 31, 2015, reflecting the put and call transactions described above and the grant of an additional 1.1 percent profit interest to employees of Atlanta Capital pursuant to the terms of the Atlanta Capital Plan in the first quarter of fiscal 2015. Non-controlling interest holders did not hold any capital interests in Atlanta Capital as of July 31, 2015.

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

Total profit and capital interests in Parametric held by non-controlling interest holders were 7.4 percent and 2.2 percent, respectively, as of July 31, 2015, reflecting the execution of the put and call transactions described above as well as the grant of an additional 0.5 percent profit interest to employees of Parametric pursuant to the terms of the Parametric Plan in the first quarter of fiscal 2015.

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

10.  Intangible Assets

The following is a summary of intangible assets at July 31, 2015 and October 31, 2014:

July 31, 2015
(in thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount

Amortizing intangible assets:
Client relationships acquired	$133,927	$(84,230)	$49,697
Intellectual property acquired	1,000	(303)	697
Trademark acquired	900	(332)	568

Non-amortizing intangible assets:
Mutual fund management contracts acquired	6,708	-	6,708
Total	$142,535	$(84,865)	$57,670

October 31, 2014
(in thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount

Amortizing intangible assets:
Client relationships acquired	$133,927	$(76,918)	$57,009
Intellectual property acquired	1,000	(255)	745
Trademark acquired	900	(236)	664

Non-amortizing intangible assets:
Mutual fund management contracts acquired	6,708	-	6,708
Total	$142,535	$(77,409)	$65,126

Amortization expense was $2.8 million and $2.4 million for the three months ended July 31, 2015 and 2014 respectively, and $7.5 million and $7.1 million for the nine months ended July 31, 2015 and 2014, respectively.  Estimated remaining amortization expense for fiscal 2015 and the next five fiscal years, on a straight-line basis, is as follows:

Year Ending October 31,	Estimated Amortization
(in thousands)	Expense
Remaining 2015	$2,237
2016	8,647
2017	8,534
2018	8,505
2019	4,529
2020	3,508

11.  Stock-Based Compensation Plans

The Company recognized total cost related to its stock-based compensation plans as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(in thousands)	2015	2014	2015	2014
Omnibus Incentive Plans:
Stock options	$4,718	$4,541	$13,347	$12,733
Restricted shares	11,637	10,606	31,811	27,051
Phantom stock units	48	62	197	176
Employee Stock Purchase Plans	444	224	624	607
Employee Stock Purchase Incentive Plans	68	56	470	335
Atlanta Capital Plan	601	579	1,891	1,805
Parametric Plan	1,550	997	4,660	3,961
Total stock-based compensation expense	$19,066	$17,065	$53,000	$46,668

The total income tax benefit recognized for stock-based compensation arrangements was $6.1 million and $5.5 million for the three months ended July 31, 2015 and 2014, respectively, and $17.6 million and $15.4 million for the nine months ended July 31, 2015 and 2014, respectively.

Stock Options

Stock option transactions under the Company’s Omnibus Incentive Plans for the nine months ended July 31, 2015 are summarized as follows:

(share and intrinsic value figures in thousands)	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding, beginning of period	21,892	$30.49
Granted	2,782	36.99
Exercised	(1,600)	25.82
Forfeited/expired	(80)	35.74
Options outstanding, end of period	22,994	$31.58	4.8	$187,798
Options exercisable, end of period	14,736	$30.74	3.1	$138,416
Vested or expected to vest at July 31, 2015	22,952	$31.58	4.8	$187,697

The Company received $40.1 million and $37.3 million related to the exercise of options for the nine months ended July 31, 2015 and 2014, respectively.

As of July 31, 2015, there was $48.3 million of compensation cost related to unvested stock options granted not yet recognized. That cost is expected to be recognized over a weighted-average period of 2.5 years.

Restricted Shares

A summary of the Company’s restricted share activity for the nine months ended July 31, 2015 under the Company’s Omnibus Incentive Plans is as follows:

		Weighted-
		Average
		Grant
		Date Fair
(share figures in thousands)	Shares	Value
Unvested, beginning of period	3,784	$32.08
Granted	1,420	37.45
Vested	(1,056)	30.15
Forfeited	(98)	34.43
Unvested, end of period	4,050	$34.41

As of July 31, 2015, there was $97.9 million of compensation cost related to unvested awards not yet recognized. That cost is expected to be recognized over a weighted-average period of 2.9 years.

Phantom Stock Units

During the nine months ended July 31, 2015, 7,075 phantom stock units were issued to non-employee Directors pursuant to the Company’s 2013 Omnibus Incentive Plan. As of July 31, 2015, there was $0.2 million of compensation cost related to unvested awards granted under the Omnibus Incentive Plans not yet recognized. That cost is expected to be recognized over a weighted-average period of 1.1 years.

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

In the first nine months of fiscal 2015, the Company purchased and retired approximately 2.1 million shares of its Non-Voting Common Stock under the current repurchase authorization and approximately 2.6 million shares under a previous repurchase authorization.  Approximately 5.9 million additional shares may be repurchased under the current repurchase authorization as of July 31, 2015.

13. Non-operating Income (Expense)

The components of non-operating income (expense) for the three and nine months ended July 31, 2015 and 2014 were as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(in thousands)	2015	2014	2015	2014
Non-operating income (expense):
Interest and other income	$2,090	$2,777	$7,770	$6,328
Net gains (losses) on investments and derivatives	(2,172)	120	(5,342)	(2,789)
Net foreign currency gains (losses)	(768)	20	(129)	(947)
Gains (losses) and other investment income, net	(850)	2,917	2,299	2,592
Interest expense	(7,344)	(7,443)	(22,017)	(22,247)

Other income (expense) of consolidated CLO entities:
Interest income	1,031	1,695	3,630	14,655
Net gains (losses) on bank loans, other investments, note obligations and preferred shares	740	(261)	1,654	592
Gains and other investment income, net	1,771	1,434	5,284	15,247
Structuring and closing fees	-	-	-	(4,847)
Interest expense	(1,161)	(1,758)	(2,966)	(8,934)
Interest and other expenses	(1,161)	(1,758)	(2,966)	(13,781)
Total non-operating expense	$(7,584)	$(4,850)	$(17,400)	$(18,189)

14.  Income Taxes

The provision for income taxes was $43.4 million and $48.9 million, or 39.8 percent and 38.7 percent of pre-tax income, for the three months ended July 31, 2015 and 2014, respectively.  The provision for income taxes was $104.1 million and $138.8 million, or 38.3 percent of pre-tax income, for both the nine months ended July 31, 2015 and 2014.  The provision for income taxes in the three and nine months ended July 31, 2015 and 2014 is comprised of federal, state, and foreign taxes. The difference between the Company’s effective tax rate and the statutory federal rate of 35.0 percent for each period presented reflects state income taxes, non-controlling interests and the tax benefit of disqualifying dispositions of incentive stock options.

The Company records a valuation allowance when necessary to reduce deferred tax assets to an amount that is more likely than not to be realized.  There was no valuation allowance recorded as of July 31, 2015 or October 31, 2014.

The Company considers the undistributed earnings of its Canadian and Australian subsidiaries as of July 31, 2015 to be indefinitely reinvested in foreign operations. Accordingly, no U.S. income taxes have been provided thereon. As of July 31, 2015, the Company had approximately $31.0 million of undistributed earnings in our Canadian and Australian subsidiaries that are not available to fund domestic operations or to distribute to shareholders unless repatriated.  Repatriation would require the Company to accrue and pay U.S. corporate income taxes. The unrecognized deferred income tax liability on this temporary difference is estimated to be $3.6 million. The Company does not have a current plan to repatriate these funds.

The Company is generally no longer subject to income tax examinations by U.S. federal, state, local or non-U.S. taxing authorities for fiscal years prior to fiscal 2011.

15.  Non-controlling and Other Beneficial Interests

The components of net income attributable to non-controlling and other beneficial interests for the three and nine months ended July 31, 2015 and 2014 were as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(in thousands)	2015	2014	2015	2014
Consolidated sponsored funds	$1,027	$(42)	$1,226	$(259)
Majority-owned subsidiaries	(4,066)	(4,261)	(11,742)	(11,268)
Non-controlling interest value adjustments(1)	(6)	59	(203)	(2,330)
Consolidated CLO entities	2,780	910	1,439	2,005
Net income attributable to non-controlling and other beneficial interests	$(265)	$(3,334)	$(9,280)	$(11,852)

(1)	Relates to non-controlling interests redeemable at other than fair value.

16.  Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), net of tax, for the three months ended July 31, 2015 and 2014 are as follows:

(in thousands)	Unamortized net gains (losses) on derivatives (1)	Net unrealized holding gains (losses) on available-for- sale investments (2)	Foreign currency translation adjustments (3)	Total
Balance at April 30, 2015	$668	$5,943	$(38,983)	$(32,372)
Other comprehensive income (loss) before reclassifications and tax	-	210	(13,142)	(12,932)
Tax impact	-	(81)	-	(81)
Reclassification adjustments, before tax	5	(3,422)	463	(2,954)
Tax impact	(2)	1,328	(179)	1,147
Net current period other comprehensive income (loss)	3	(1,965)	(12,858)	(14,820)
Balance at July 31, 2015	$671	$3,978	$(51,841)	$(47,192)

Balance at April 30, 2014	$654	$4,883	$(11,182)	$(5,645)
Other comprehensive income (loss) before reclassifications and tax	-	480	1,472	1,952
Tax impact	-	(185)	(567)	(752)
Reclassification adjustments, before tax	6	(109)	-	(103)
Tax impact	(2)	42	-	40
Net current period other comprehensive income	4	228	905	1,137
Balance at July 31, 2014	$658	$5,111	$(10,277)	$(4,508)

The components of accumulated other comprehensive income (loss), net of tax, for the nine months ended July 31, 2015 and 2014 are as follows:

(in thousands)	Unamortized net gains (losses) on derivatives (1)	Net unrealized holding gains (losses) on available-for- sale investments (2)	Foreign currency translation adjustments (3)	Total
Balance at October 31, 2014	$661	$5,628	$(24,285)	$(17,996)
Other comprehensive income (loss) before reclassifications and tax	-	356	(27,745)	(27,389)
Tax impact	-	(133)	(95)	(228)
Reclassification adjustments, before tax	16	(2,992)	463	(2,513)
Tax impact	(6)	1,119	(179)	934
Net current period other comprehensive income (loss)	10	(1,650)	(27,556)	(29,196)
Balance at July 31, 2015	$671	$3,978	$(51,841)	$(47,192)

Balance at October 31, 2013	$648	$4,504	$(5,329)	$(177)
Other comprehensive income (loss) before reclassifications and tax	-	897	(8,078)	(7,181)
Tax impact	-	(367)	3,130	2,763
Reclassification adjustments, before tax	16	130	-	146
Tax impact	(6)	(53)	-	(59)
Net current period other comprehensive income (loss)	10	607	(4,948)	(4,331)
Balance at July 31, 2014	$658	$5,111	$(10,277)	$(4,508)

(1)	Amounts reclassified from accumulated other comprehensive income (loss), net of tax, represent the amortization of net gains (losses) on interest rate swaps over the life of the Company’s Senior Notes into interest expense on the Consolidated Statements of Income.
(2)	Amounts reclassified from accumulated other comprehensive income (loss), net of tax, represent gains (losses) on disposal of available-for-sale securities that were recorded in gains (losses) and other investment income, net, on the Consolidated Statements of Income.
(3)	Amounts reclassified from accumulated other comprehensive income (loss), net of tax, represent the realization of foreign currency translation losses on a consolidated sponsored fund denominated in Euros that was deconsolidated during the third quarter of fiscal 2015. These amounts were recorded in gains (losses) and other investment income, net, on the Consolidated Statements of Income.

17. Earnings per Share

The following table sets forth the calculation of earnings per basic and diluted share for the three and nine months ended July 31, 2015 and 2014 using the two-class method:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(in thousands, except per share data)	2015	2014	2015	2014
Net income attributable to Eaton Vance Corp. shareholders	$68,709	$77,935	$168,096	$224,194
Less: Allocation of earnings to participating restricted shares	1,115	1,882	2,881	5,678
Net income available to common shareholders	$67,594	$76,053	$165,215	$218,516
Weighted-average shares outstanding – basic	113,406	116,145	113,890	117,248
Incremental common shares	4,875	4,868	5,123	5,302
Weighted-average shares outstanding – diluted	118,281	121,013	119,013	122,550
Earnings per share:
Basic	$0.60	$0.66	$1.45	$1.86
Diluted	$0.57	$0.63	$1.39	$1.78

Antidilutive common shares related to stock options and unvested restricted stock excluded from the computation of earnings per diluted share were approximately 7.5 million and 4.8 million for the three months ended July 31, 2015 and 2014, respectively, and approximately 7.8 million and 5.1 million for the nine months ended July 31, 2015 and 2014, respectively.

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

The Company has entered into transactions in financial instruments in which it has sold securities, not yet purchased, as part of its corporate hedging program. As of July 31, 2015, the Company has $7.0 million included within other liabilities on its Consolidated Balance Sheet related to securities sold, not yet purchased.

19. Related Party Transactions

Sponsored Funds

The Company is an investment adviser to, and has administrative agreements with, certain sponsored funds, privately offered equity funds and closed-end funds for which certain employees are officers and/or directors. Revenues for services provided or related to these funds for the three and nine months ended July 31, 2015 and 2014 are as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(in thousands)	2015	2014	2015	2014
Investment advisory and administrative fees	$220,329	$229,099	$657,721	$673,995
Distribution fees	18,538	19,621	55,678	58,488
Service fees	29,265	31,977	87,573	95,097
Shareholder services fees	599	493	2,016	1,732
Other revenue	599	835	1,914	1,567
Total	$269,330	$282,025	$804,902	$830,879

For the three months ended July 31, 2015 and 2014, the Company had investment advisory agreements with certain sponsored funds pursuant to which the Company contractually waived $3.0 million and $3.1 million, respectively, of investment advisory fees it was otherwise entitled to receive. For the nine months ended July 31, 2015 and 2014, the Company waived $9.4 million and $8.6 million, respectively, of investment advisory fees it was otherwise entitled to receive.

Sales proceeds and net realized gains (losses) for three and nine months ended July 31, 2015 and 2014 from investments in sponsored funds classified as available-for-sale, including sponsored funds accounted for under the equity method, are as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(in thousands)	2015	2014	2015	2014
Proceeds from sales	$2,653	$682	$34,700	$64,533
Net realized gains (losses)	3,575	108	3,916	(228)

The Company bears the non-advisory expenses of certain sponsored funds for which it earns an all-in management fee and provides subsidies to startup and other smaller sponsored funds to enhance their competitiveness. For the three months ended July 31, 2015 and 2014, expenses of $6.2 million and $5.8 million, respectively, were incurred by the Company pursuant to these arrangements. For the nine months ended July 31, 2015 and 2014, expenses of $16.7 million and $16.2 million were incurred by the Company pursuant to these arrangements.

Included in investment advisory fees and other receivables at July 31, 2015 and October 31, 2014 are receivables due from sponsored funds of $93.5 million and $94.5 million, respectively.

Employee Loan Program

The Company has established an Employee Loan Program under which a program maximum of $20.0 million is available for loans to officers (other than executive officers) and other key employees of the Company for purposes of financing the exercise of employee stock options. Loans outstanding under this program, which are full recourse in nature, are reflected as notes receivable from stock option exercises in shareholders’ equity and amounted to $8.4 million and $8.8 million at July 31, 2015 and October 31, 2014, respectively.

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

Through our subsidiaries Eaton Vance Management (“EVM”) and Atlanta Capital Management, LLC (“Atlanta Capital”) and other affiliates, we manage active equity, income and alternative strategies across a range of investment styles and asset classes, including U.S. and global equities, floating-rate bank loans, municipal bonds, global income, high-yield and investment grade bonds. Through our subsidiary Parametric Portfolio Associates LLC (“Parametric”), we manage a range of engineered alpha strategies, including systematic equity, systematic alternatives and managed options strategies. Through Parametric, we also provide portfolio implementation services, including tax-managed core and specialty index strategies and centralized portfolio management of multi-manager portfolios and customized exposure management services. We also oversee the management of, and distribute, investment funds sub-advised by third-party managers, including global, regional and sector equity, commodity and asset allocation strategies. Our breadth of investment management capabilities supports a wide range of products and services offered to fund shareholders, retail managed account investors, institutional investors and high-net-worth clients. Our equity strategies encompass a diversity of investment objectives, risk profiles, income levels and geographic representation. Our income investment strategies cover a broad duration and credit quality range and encompass both taxable and tax-free investments. We also offer a range of alternative investment strategies, including commodity- and currency-based investments and a spectrum of absolute return strategies. As of July 31, 2015, we had $312.6 billion in consolidated assets under management.

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

Business Developments

Prevailing equity and income market conditions and investor sentiment affect the sales and redemptions of our investment products, managed asset levels, operating results and the recoverability of our investments. For the third quarter and first nine months of fiscal 2015, the S&P 500 Index, a broad measure of U.S. equity market performance, had total returns of -0.2% and 4.3%, respectively. Over the same periods, the Barclays U.S. Aggregate Bond Index, a broad measure of U.S. bond market performance, had total returns of -0.6% and 1.4%, respectively.

Our ending consolidated assets under management increased by $1.5 billion from the end of the prior quarter to $312.6 billion on July 31, 2015, reflecting net inflows partially offset by market declines. Consolidated net inflows of $3.9 billion in the third quarter of fiscal 2015 represent a 5 percent annualized internal growth rate. For comparison, the Company had consolidated net outflows of $2.0 billion in the third quarter of fiscal 2014. Average consolidated assets under management increased from the prior quarter by 2 percent, or $6.4 billion, to $309.8 billion in the third quarter of fiscal 2015.

The primary drivers of our average effective fee rates are the mix of our assets by product, distribution channel and investment mandate, and the timing and amount of performance fees recognized. Shifts in managed assets among products, distribution channels and investment mandates with differing fee schedules can impact the average effective fee rates earned on our assets under management. Our overall average annualized effective fee rate decreased to 46 basis points in both the third quarter and first nine months of fiscal 2015 from 51 basis points in the third quarter of fiscal 2014 and 50 basis points in the first nine months of fiscal 2014. Our average annualized effective investment advisory and administrative fee rate similarly decreased to 39 and 40 basis points, respectively, in the third quarter and first nine months of fiscal 2015 from 43 basis points in both the third quarter and first nine months of fiscal 2014.

During the third quarter of fiscal 2015, the Company and its wholly owned subsidiary Navigate Fund Solutions LLC (“Navigate”) made further progress advancing NextShares toward market introduction. In July, the U.S. Securities and Exchange Commission (“SEC”) approved the listing and trading of the 18 initial Eaton Vance NextShares funds on the NASDAQ Stock Market LLC (“Nasdaq”). To date, 11 fund advisers, including Eaton Vance, have indicated their intent to offer NextShares funds by entering into preliminary agreements with Navigate and filing request for exemptive relief with the SEC. These 11 firms collectively manage approximately $500 billion in mutual fund assets. Following the end of the third quarter, Envestnet, Inc. announced an initiative to make NextShares available on its advisor platform. Envestnet is a leading provider of unified wealth management technology and services to financial advisors, supporting over 41,000 advisors.

Consolidated Assets under Management

Consolidated assets under management of $312.6 billion on July 31, 2015 increased $24.4 billion, or 8 percent, from the $288.2 billion reported a year earlier. Fund net outflows of $4.3 billion over the last twelve months reflect gross inflows $31.2 billion offset by outflows of $35.5 billion. Institutional separate account net inflows were $17.3 billion, high-net-worth separate account net inflows were $2.0 billion and retail managed account net inflows were $3.8 billion over the past twelve months. Net price appreciation in managed assets increased assets under management by $5.5 billion over the last twelve months.

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

Consolidated Assets under Management by Investment Mandate (1)(2)

	July 31,
(in millions)	2015	% of Total	2014	% of Total	% Change
Equity(3)	$93,366	30%	$95,668	33%	-2%
Fixed income(4)	51,266	16%	44,474	16%	15%
Floating-rate income	37,220	12%	43,752	15%	-15%
Alternative	10,333	3%	11,691	4%	-12%
Portfolio implementation	59,234	19%	46,954	16%	26%
Exposure management(5)	61,137	20%	45,655	16%	34%
Total	$312,556	100%	$288,194	100%	8%

(1)	Consolidated Eaton Vance Corp. See table on page 46 for managed assets and flows of 49 percent-owned Hexavest Inc., which are not included in the table above.
(2)	Assets under management for which we estimate fair value using significant unobservable inputs are not material to the total value of the assets we manage.
(3)	Includes assets in balanced accounts holding income securities.
(4)	Includes assets in cash management accounts.
(5)	Category includes amounts reclassified from the equity category for the period ended July 31, 2014.

Equity assets under management included $32.4 billion and $31.0 billion of assets managed for after-tax returns on July 31, 2015 and 2014, respectively. Portfolio implementation assets under management included $39.4 billion and $32.9 billion of assets managed for after-tax returns on July 31, 2015 and 2014, respectively. Fixed income assets included $29.5 billion and $26.2 billion of municipal income assets on July 31, 2015 and 2014, respectively.

The following tables summarize our consolidated assets under management and asset flows by investment mandate and investment vehicle for the three and nine months ended July 31, 2015 and 2014:

Consolidated Net Flows by Investment Mandate(1)

	Three Months Ended			Nine Months Ended
	July 31,		%	July 31,		%
(in millions)	2015	2014	Change	2015	2014	Change
Equity assets - beginning of period(2)	$97,167	$93,733	4%	$96,379	$93,585	3%
Sales and other inflows	5,191	3,451	50%	13,670	10,905	25%
Redemptions/outflows	(8,371)	(4,052)	107%	(17,876)	(14,688)	22%
Net flows	(3,180)	(601)	429%	(4,206)	(3,783)	11%
Exchanges	(19)	16	NM (3)	40	548	-93%
Market value change	(602)	2,520	NM	1,153	5,318	-78%
Equity assets - end of period	$93,366	$95,668	-2%	$93,366	$95,668	-2%
Fixed income assets - beginning of period(4)	49,690	44,094	13%	46,062	44,414	4%
Sales and other inflows	5,370	3,344	61%	13,997	8,421	66%
Redemptions/outflows	(3,212)	(3,299)	-3%	(8,158)	(9,336)	-13%
Net flows	2,158	45	NM	5,839	(915)	NM
Exchanges	(27)	59	NM	52	22	136%
Market value change	(555)	276	NM	(687)	953	NM
Fixed income assets - end of period	$51,266	$44,474	15%	$51,266	$44,474	15%
Floating-rate income assets - beginning of period	38,269	45,115	-15%	42,009	41,821	0%
Sales and other inflows	2,032	4,139	-51%	6,720	13,095	-49%
Redemptions/outflows	(2,554)	(5,491)	-53%	(10,941)	(11,038)	-1%
Net flows	(522)	(1,352)	-61%	(4,221)	2,057	NM
Exchanges	2	(62)	NM	(124)	(57)	118%
Market value change	(529)	51	NM	(444)	(69)	543%
Floating-rate income assets - end of period	$37,220	$43,752	-15%	$37,220	$43,752	-15%
Alternative assets - beginning of period	10,582	12,112	-13%	11,241	15,212	-26%
Sales and other inflows	721	774	-7%	2,351	2,630	-11%
Redemptions/outflows	(869)	(1,208)	-28%	(3,076)	(6,164)	-50%
Net flows	(148)	(434)	-66%	(725)	(3,534)	-79%
Exchanges	45	(15)	NM	27	(83)	NM
Market value change	(146)	28	NM	(210)	96	NM
Alternative assets - end of period	$10,333	$11,691	-12%	$10,333	$11,691	-12%
Portfolio implementation assets - beginning of period	52,879	45,753	16%	48,008	42,992	12%
Sales and other inflows	8,395	2,320	262%	14,493	6,320	129%
Redemptions/outflows	(1,988)	(2,061)	-4%	(5,352)	(5,519)	-3%
Net flows	6,407	259	NM	9,141	801	NM
Exchanges	-	(4)	NM	-	(462)	NM
Market value change	(52)	946	NM	2,085	3,623	-42%
Portfolio implementation assets - end of period	$59,234	$46,954	26%	$59,234	$46,954	26%
Exposure management assets - beginning of period(5)	62,459	45,062	39%	54,036	42,645	27%
Sales and other inflows	11,113	12,123	-8%	42,668	37,093	15%
Redemptions/outflows	(11,909)	(12,069)	-1%	(36,391)	(35,726)	2%
Net flows	(796)	54	NM	6,277	1,367	359%
Market value change	(526)	539	NM	824	1,643	-50%
Exposure management assets - end of period	$61,137	$45,655	34%	$61,137	$45,655	34%
Total fund and separate account assets - beginning of period	311,046	285,869	9%	297,735	280,669	6%
Sales and other inflows	32,822	26,151	26%	93,899	78,464	20%
Redemptions/outflows	(28,903)	(28,180)	3%	(81,794)	(82,471)	-1%
Net flows	3,919	(2,029)	NM	12,105	(4,007)	NM
Exchanges	1	(6)	NM	(5)	(32)	-84%
Market value change	(2,410)	4,360	NM	2,721	11,564	-76%
Total assets under management - end of period	$312,556	$288,194	8%	$312,556	$288,194	8%

(1)	Consolidated Eaton Vance Corp. See table on page 46 for managed assets and flows of 49 percent-owned Hexavest Inc. which are not included in the table above.
(2)	Includes assets in balanced accounts holding income securities.
(3)	Not meaningful (“NM”).
(4)	Includes assets in cash management accounts.
(5)	Category includes amounts reclassified from the equity category for the three and nine months ended July 31, 2014.

Consolidated Net Flows by Investment Vehicle(1)

	Three Months Ended			Nine Months Ended
	July 31,		%	July 31,		%
(in millions)	2015	2014	Change	2015	2014	Change
Fund assets - beginning of period(2)	$132,161	$135,119	-2%	$134,564	$133,401	1%
Sales and other inflows	7,016	8,634	-19%	23,385	27,552	-15%
Redemptions/outflows	(7,570)	(10,272)	-26%	(26,698)	(29,285)	-9%
Net flows	(554)	(1,638)	-66%	(3,313)	(1,733)	91%
Exchanges	1	(6)	NM	185	41	351%
Market value change	(1,397)	1,681	NM	(1,225)	3,447	NM
Fund assets - end of period	$130,211	$135,156	-4%	$130,211	$135,156	-4%
Institutional separate account assets - beginning of period(3)	115,942	96,564	20%	106,443	95,724	11%
Sales and other inflows	21,764	14,717	48%	57,678	42,620	35%
Redemptions/outflows	(18,424)	(14,912)	24%	(47,323)	(44,633)	6%
Net flows	3,340	(195)	NM	10,355	(2,013)	NM
Exchanges	(34)	377	NM	(207)	281	NM
Market value change	(1,162)	1,647	NM	1,495	4,401	-66%
Institutional separate account assets - end of period	$118,086	$98,393	20%	$118,086	$98,393	20%
High-net-worth separate account assets - beginning of period	24,226	20,968	16%	22,235	19,699	13%
Sales and other inflows	1,177	794	48%	3,803	2,476	54%
Redemptions/outflows	(877)	(953)	-8%	(2,291)	(3,045)	-25%
Net flows	300	(159)	NM	1,512	(569)	NM
Exchanges	-	(433)	NM	(94)	(31)	203%
Market value change	(34)	475	NM	839	1,752	-52%
High-net-worth separate account assets - end of period	$24,492	$20,851	17%	$24,492	$20,851	17%
Retail managed account assets - beginning of period	38,717	33,218	17%	34,493	31,845	8%
Sales and other inflows	2,865	2,006	43%	9,033	5,816	55%
Redemptions/outflows	(2,032)	(2,043)	-1%	(5,482)	(5,508)	0%
Net flows	833	(37)	NM	3,551	308	NM
Exchanges	34	56	-39%	111	(323)	NM
Market value change	183	557	-67%	1,612	1,964	-18%
Retail managed account assets - end of period	$39,767	$33,794	18%	$39,767	$33,794	18%
Total fund and separate account assets - beginning of period	311,046	285,869	9%	297,735	280,669	6%
Sales and other inflows	32,822	26,151	26%	93,899	78,464	20%
Redemptions/outflows	(28,903)	(28,180)	3%	(81,794)	(82,471)	-1%
Net flows	3,919	(2,029)	NM	12,105	(4,007)	NM
Exchanges	1	(6)	NM	(5)	(32)	-84%
Market value change	(2,410)	4,360	NM	2,721	11,564	-76%
Total assets under management - end of period	$312,556	$288,194	8%	$312,556	$288,194	8%

(1)	Consolidated Eaton Vance Corp. See table on page 46 for managed assets and flows of 49 percent-owned Hexavest Inc., which are not included in the table above.
(2)	Includes assets in cash management funds.
(3)	Includes assets in cash management separate accounts.

The following table summarizes our consolidated assets under management by investment affiliate as of July 31, 2015 and 2014:

Consolidated Assets under Management by Investment Affiliate (1)

	July 31,		%
(in millions)	2015	2014	Change
Eaton Vance Management (2)	$142,987	$143,373	0%
Parametric	150,983	126,741	19%
Atlanta Capital	18,586	18,080	3%
Total	$312,556	$288,194	8%

(1)	Consolidated Eaton Vance Corp. See table on page 46 for managed assets and flows of 49 percent-owned Hexavest Inc., which are not included in the table above.
(2)	Includes managed assets of wholly owned subsidiaries, as well as certain Eaton Vance-sponsored funds and accounts managed by Hexavest and unaffiliated third-party advisors under Eaton Vance supervision.

As of July 31, 2015, 49 percent-owned affiliate Hexavest Inc. (“Hexavest”) managed $14.8 billion of client assets, a decrease of 13 percent from the $17.0 billion of managed assets on July 31, 2014. Other than Eaton Vance-sponsored funds for which Hexavest is adviser or sub-adviser, the managed assets of Hexavest are not included in Eaton Vance consolidated totals.

The following table summarizes assets under management and asset flow information for Hexavest for the three and nine months ended July 31, 2015 and 2014:

Hexavest Assets under Management and Net Flows

	Three Months Ended			Nine Months Ended
	July 31,		%	July 31,		%
(in millions)	2015	2014	Change	2015	2014	Change
Eaton Vance distributed:
Eaton Vance sponsored funds - beginning of period(1)	$247	$221	12%	$227	$211	8%
Sales and other inflows	2	6	-67%	21	49	-57%
Redemptions/outflows	(6)	(10)	-40%	(15)	(53)	-72%
Net flows	(4)	(4)	0%	6	(4)	NM
Market value change	(4)	4	NM	6	14	-57%
Eaton Vance sponsored funds - end of period	$239	$221	8%	$239	$221	8%
Eaton Vance distributed separate accounts - beginning of period(2)	2,401	2,354	2%	2,367	1,574	50%
Sales and other inflows	11	136	-92%	395	519	-24%
Redemptions/outflows	(39)	(122)	-68%	(475)	(201)	136%
Net flows	(28)	14	NM	(80)	318	NM
Exchanges	-	-	0%	-	389	NM
Market value change	(11)	29	NM	75	116	-35%
Eaton Vance distributed separate accounts - end of period	$2,362	$2,397	-1%	$2,362	$2,397	-1%
Total Eaton Vance distributed - beginning of period	2,648	2,575	3%	2,594	1,785	45%
Sales and other inflows	13	142	-91%	416	568	-27%
Redemptions/outflows	(45)	(132)	-66%	(490)	(254)	93%
Net flows	(32)	10	NM	(74)	314	NM
Exchanges	-	-	0%	-	389	NM
Market value change	(15)	33	NM	81	130	-38%
Total Eaton Vance distributed - end of period	$2,601	$2,618	-1%	$2,601	$2,618	-1%
Hexavest directly distributed - beginning of period(3)	12,999	14,477	-10%	14,101	15,136	-7%
Sales and other inflows	286	597	-52%	711	1,392	-49%
Redemptions/outflows	(780)	(904)	-14%	(2,804)	(2,546)	10%
Net flows	(494)	(307)	61%	(2,093)	(1,154)	81%
Exchanges	-	-	0%	-	(389)	NM
Market value change	(297)	253	NM	200	830	-76%
Hexavest directly distributed - end of period	$12,208	$14,423	-15%	$12,208	$14,423	-15%
Total Hexavest assets - beginning of period	15,647	17,052	-8%	16,695	16,921	-1%
Sales and other inflows	299	739	-60%	1,127	1,960	-43%
Redemptions/outflows	(825)	(1,036)	-20%	(3,294)	(2,800)	18%
Net flows	(526)	(297)	77%	(2,167)	(840)	158%
Market value change	(312)	286	NM	281	960	-71%
Total Hexavest assets - end of period	$14,809	$17,041	-13%	$14,809	$17,041	-13%

(1)	Managed assets and flows of Eaton Vance-sponsored pooled investment vehicles for which Hexavest is adviser or sub-adviser. Eaton Vance receives management and/or distribution revenue on these assets, which are included in the Eaton Vance consolidated results.
(2)	Managed assets and flows of Eaton Vance-distributed separate accounts managed by Hexavest. Eaton Vance receives distribution revenue, but not investment advisory fees, on these assets, which are not included in the Eaton Vance consolidated results.
(3)	Managed assets and flows of pre-transaction Hexavest clients and post-transaction Hexavest clients in Canada. Eaton Vance receives no investment advisory or distribution revenue on these assets, which are not included in the Eaton Vance consolidated results.

Consolidated Ending Assets under Management by Asset Class(1)

	July 31,
(in millions)	2015	% of Total	2014	% of Total	% Change
Open-end funds:
Class A	$24,746	8%	$28,644	10%	-14%
Class B	336	0%	529	0%	-36%
Class C	9,229	3%	9,567	3%	-4%
Class I(2)	41,049	13%	41,613	14%	-1%
Class N	1,518	0%	1,904	1%	-20%
Class R	518	0%	428	0%	21%
Other	1,536	1%	1,918	1%	-20%
Total open-end funds	78,932	25%	84,603	29%	-7%
Private funds(3)	26,202	9%	25,173	9%	4%
Closed-end funds	25,077	8%	25,380	9%	-1%
Total fund assets	130,211	42%	135,156	47%	-4%
Institutional account assets(4)	118,086	38%	98,393	34%	20%
High-net-worth account assets	24,492	8%	20,851	7%	17%
Retail managed account assets	39,767	12%	33,794	12%	18%
Total separate account assets	182,345	58%	153,038	53%	19%
Total	$312,556	100%	$288,194	100%	8%

(1)	Consolidated Eaton Vance Corp. See page 46 for directly managed assets and flows of 49 percent-owned Hexavest Inc., which are not included in the table above.
(2)	Includes Class R6 shares.
(3)	Includes privately offered equity, fixed income and floating-rate bank loan funds and CLO entities.
(4)	Includes assets in institutional cash management separate accounts.

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

Consolidated Average Assets under Management by Asset Class(1)

	Three Months Ended			Nine Months Ended
	July 31,		%	July 31,		%
(in millions)	2015	2014	Change	2015	2014	Change
Open-end funds:
Class A	$24,974	$29,470	-15%	$25,573	$29,753	-14%
Class B	352	551	-36%	389	595	-35%
Class C	9,257	9,650	-4%	9,303	9,698	-4%
Class I(2)	41,470	42,023	-1%	41,273	42,167	-2%
Class N	1,580	1,951	-19%	1,605	2,086	-23%
Class R	503	424	19%	477	403	18%
Other	1,565	1,955	-20%	1,772	1,728	3%
Total open-end funds	79,701	86,024	-7%	80,392	86,430	-7%
Private funds(3)	26,417	24,230	9%	26,270	23,008	14%
Closed-end funds	25,122	25,575	-2%	25,207	25,353	-1%
Total fund assets	131,240	135,829	-3%	131,869	134,791	-2%
Institutional account assets(4)	115,032	98,615	17%	110,877	97,716	13%
High-net-worth account assets	24,309	21,029	16%	23,492	20,354	15%
Retail managed account assets	39,201	33,845	16%	37,361	33,106	13%
Total separate account assets	178,542	153,489	16%	171,730	151,176	14%
Total	$309,782	$289,318	7%	$303,599	$285,967	6%

(1)	Assets under management attributable to acquisitions that closed during the relevant periods are included on a weighted average basis for the period from their respective closing dates.
(2)	Includes Class R6 shares.
(3)	Includes privately offered equity, fixed income and floating-rate bank loan funds and CLO entities.
(4)	Includes assets in institutional cash management separate accounts.

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

The following table provides a reconciliation of net income attributable to Eaton Vance Corp. shareholders and earnings per diluted share to adjusted net income attributable to Eaton Vance Corp. shareholders and adjusted earnings per diluted share, respectively, for the three and nine months ended July 31, 2015 and 2014:

	Three Months Ended			Nine Months Ended
	July 31,		%	July 31,		%
(in thousands, except per share data)	2015	2014	Change	2015	2014	Change
Net income attributable to Eaton Vance Corp. shareholders	$68,709	$77,935	-12%	$168,096	$224,194	-25%
Non-controlling interest value adjustments(1)	6	(59)	NM	203	2,330	-91%
Payments to end certain closed-end fund service and additional compensation arrangements, net of tax(2)	-	-	-	44,895	-	NM
Adjusted net income attributable to Eaton Vance Corp. shareholders	$68,715	$77,876	-12%	$213,194	$226,524	-6%

Earnings per diluted share	$0.57	$0.63	-10%	$1.39	$1.78	-22%
Non-controlling interest value adjustments(1)	-	-	-	-	0.02	NM
Payments to end certain closed-end fund service and additional compensation arrangements, net of tax(2)	-	-	-	0.37	-	NM
Adjusted earnings per diluted share	$0.57	$0.63	-10%	$1.76	$1.80	-2%

(1)	Please see page 57, “Net Income Attributable to Non-controlling and Other Beneficial Interests,” for a further discussion of the non-controlling interest value adjustments referenced above.
(2)	Reflects a $73.0 million payment, net of tax, to end certain fund service and additional compensation arrangements for certain Eaton Vance closed-end funds.

We reported net income attributable to Eaton Vance Corp. shareholders of $68.7 million, or $0.57 per diluted share, in the third quarter of fiscal 2015 compared to net income attributable to Eaton Vance Corp. shareholders of $77.9 million, or $0.63 per diluted share, in the third quarter of fiscal 2014. Adjusted net income attributable to Eaton Vance Corp. shareholders and adjusted earnings per diluted share were the same as reported GAAP figures for the third quarters of fiscal 2015 and 2014. The change in net income attributable to Eaton Vance Corp. shareholders can be primarily attributed to the following:

•	A decrease in revenue of $12.1 million, or 3 percent, primarily reflecting a decrease in our annualized effective fee rate to 46 basis points from 51 basis points due to a shift in product mix, partially offset by a 7 percent increase in average assets under management.
•	An increase in expenses of $2.4 million, or 1 percent, reflecting increases in compensation and other operating expenses, offset by lower distribution and service fee expenses and reduced amortization of deferred sales commissions.
•	A $3.8 million decline in gains (losses) and other investment income, net, primarily reflecting increases in net losses recognized on our seed capital portfolio and an increase in foreign currency losses.

•	A $0.9 million improvement in income (expense) of the Company’s consolidated collateralized loan obligation (“CLO”) entities, reflecting an increase in gains and other investment income and a decrease in interest and other expenses.
•	A decrease in income taxes of $5.5 million, or 11 percent, reflecting a decrease in the Company’s income before taxes. Consolidated CLO entity income that is allocated to other beneficial interest holders is not subject to tax in the Company’s provision.
•	A decrease in equity in net income of affiliates, net of tax, of $0.6 million, primarily reflecting a decrease in the Company’s proportionate net interest of sponsored funds accounted for under the equity method offset by an increase in the net income of a private equity partnership.
•	A $3.1 million decrease in net income attributable to non-controlling and other beneficial interest holders, primarily reflecting an increase in net income attributable to non-controlling interest holders of the Company’s CLO entity offset by a decrease in the Company’s proportionate net interest in earnings of sponsored funds accounted for under the equity method.

Weighted average diluted shares outstanding decreased by 2.7 million shares, or 2 percent, from the third quarter of fiscal 2014. The decrease primarily reflects the impact of share repurchases over the last twelve months.

We reported net income attributable to Eaton Vance Corp. shareholders of $168.1 million, or $1.39 per diluted share, in the first nine months of fiscal 2015 compared to net income attributable to Eaton Vance Corp. shareholders of $224.2 million, or $1.78 per diluted share, in the first nine months of fiscal 2014. We reported adjusted net income attributable to Eaton Vance Corp. shareholders of $213.2 million, or $1.76 adjusted earnings per diluted share, in the first nine months of fiscal 2015 compared to adjusted net income attributable to Eaton Vance Corp. shareholders of $226.5 million, or $1.80 adjusted earnings per diluted share, in the first nine months of fiscal 2014. The change in net income attributable to Eaton Vance Corp. shareholders can be primarily attributed to the following:

•	A decrease in revenue of $19.8 million, or 2 percent, primarily reflecting a decrease in our annualized effective fee rate to 46 basis points from 50 basis points due to a shift in product mix, partially offset by a 6 percent increase in average assets under management.

•	An increase in expenses of $71.4 million, or 10 percent, primarily reflecting the payment of $73 million to terminate certain closed-end fund service and additional compensation arrangements in the first quarter of fiscal 2015. Excluding this payment, expenses were substantially unchanged, reflecting decreases in distribution and service fees and reduced amortization of deferred sales commissions, offset by increases in compensation, fund-related expenses and other corporate expenses.
•	A $0.3 million decline in gains (losses) and other investment income, net, due to an increase in losses recognized on our seed capital portfolio offset by an increase in interest and other income recognized on our seed capital portfolio and a decrease in foreign currency losses.
•	A $0.9 million improvement in income (expense) of the Company’s consolidated CLO entities, reflecting a decrease in interest and other expenses offset by a decrease in gains and other investment income.
•	A decrease in income taxes of $34.7 million, or 25 percent, reflecting a decrease in the Company’s income before taxes.
•	A decrease in equity in net income of affiliates, net of tax, of $3.0 million, primarily reflecting a decrease in the Company’s proportionate net interest in earnings of sponsored funds accounted for under the equity method.
•	A decrease in net income attributable to non-controlling and other beneficial interest holders of $2.6 million, primarily reflecting a decrease in the annual adjustment made to the estimated redemption value of non-controlling interests in the Company’s majority-owned subsidiaries and a decrease in net income attributable to non-controlling interest holders in the Company’s consolidated funds.

Weighted average diluted shares outstanding decreased by 3.5 million shares, or 3 percent, in the first nine months of fiscal 2015 over the first nine months of fiscal 2014. The decrease primarily reflects the impact of share repurchases.

Revenue

Our overall average annualized effective fee rate (total revenue, excluding other revenue, as a percentage of average assets under management) was 46 basis points in both the third quarter and first nine months of fiscal 2015, compared to 51 basis points in the third quarter of fiscal 2014 and 50 basis points in the first nine months of fiscal 2014. The decrease in our overall average effective fee rate can be primarily attributed to the strong growth of our portfolio implementation and exposure management businesses, which operate at fee rates well below corporate averages. Product mix continues to be the most significant determinant of our overall average effective fee rate.

The following table shows our investment advisory and administrative fees, distribution and underwriter fees, service fees and other revenue for the three and nine months ended July 31, 2015 and 2014:

	Three Months Ended			Nine Months Ended
	July 31,		%	July 31,		%
(in thousands)	2015	2014	Change	2015	2014	Change
Investment advisory and administrative fees	$303,625	$311,756	-3%	$906,062	$916,605	-1%
Distribution and underwriter fees	20,285	21,548	-6%	61,369	64,381	-5%
Service fees	29,265	31,977	-8%	87,573	95,097	-8%
Other revenue	2,336	2,309	1%	7,101	5,829	22%
Total revenue	$355,511	$367,590	-3%	$1,062,105	$1,081,912	-2%

Investment advisory and administrative fees

The decline in investment advisory and administrative fees in the third quarter and first nine months of fiscal 2015 versus the same periods a year earlier can be primarily attributed to a shift in asset mix driven by the loss of assets in higher fee mandates and growth in assets in lower-fee mandates. This shift in asset mix is also reflected in the decrease in our annualized effective investment advisory and administrative fee rate to 39 basis points and 40 basis points in the third quarter and first nine months of fiscal 2015, respectively, from 43 basis points in both the third quarter and first nine months of fiscal 2014. Performance fees were $1.7 million and $0.9 million in the third quarter of fiscal 2015 and fiscal 2014, respectively. Performance fees totaled $1.7 million and $2.0 million in the first nine months of fiscal 2015 and fiscal 2014, respectively.

Distribution and underwriter fees

The following table shows the total distribution payments with respect to our Class A, Class B, Class C, Class N, Class R and private equity funds for the three and nine months ended July 31, 2015 and 2014:

	Three Months Ended			Nine Months Ended
	July 31,		%	July 31,		%
(in thousands)	2015	2014	Change	2015	2014	Change

Class A	$203	$343	-41%	$688	$995	-31%
Class B	516	869	-41%	1,722	2,797	-38%
Class C	16,440	17,113	-4%	48,974	50,831	-4%
Class N	28	71	-61%	110	212	-48%
Class R	317	269	18%	892	754	18%
Private funds	1,034	954	8%	3,291	2,898	14%
Total distribution plan payments	$18,538	$19,619	-6%	$55,677	$58,487	-5%

Underwriter fees and other distribution income were $1.7 million in the third quarter of fiscal 2015, a decrease of 9 percent, or $0.2 million, from the third quarter of fiscal 2014, reflecting a corresponding decrease in contingent deferred sales charges received on certain Class A share redemptions.

Underwriter fees and other distribution income were $5.7 million in the first nine months of fiscal 2015, a decrease of 3 percent, from the same period a year earlier, primarily reflecting a decrease of $0.2 million in contingent deferred sales charges received on certain Class A share redemptions.

Service fees

Service fee revenue decreased 8 percent in both the third quarter and first nine months of fiscal 2015 from the same periods a year earlier, primarily reflecting a decrease in average assets under management in certain classes of funds subject to service fees.

Other revenue

Other revenue, which consists primarily of sub-transfer agent fees, miscellaneous dealer income, custody fees, Hexavest-related distribution and service revenue, and sub-lease income, was substantially unchanged in the third quarter of fiscal 2015 versus the third quarter of fiscal 2014 and increased by $1.3 million in the first nine months of fiscal 2015 from the same period a year earlier, primarily reflecting an increase in Hexavest-related revenue.

Expenses

Operating expenses increased by 1 percent, or $2.4 million, in the third quarter of fiscal 2015 from the same period a year earlier, reflecting increases in compensation and other operating expenses, offset by decreased distribution and service fee expenses and reduced amortization of deferred sales commissions. Expenses in connection with the Company’s NextShares initiative totaled approximately $2.0 million in the third quarter of fiscal 2015, an increase of 107 percent from $1.0 million in the third quarter of fiscal 2014.

Operating expenses increased by 10 percent, or $71.4 million, in the first nine months of fiscal 2015 from the same period a year earlier, reflecting increases in compensation, distribution expense, fund-related expenses and other operating expenses, offset by decreased service fee expenses and reduced amortization of deferred sales commissions. Included in distribution expense for the first nine months of fiscal 2015 is a one-time payment of $73.0 million to terminate certain closed-end fund service and additional compensation arrangements with a significant distribution partner. Expenses in connection with the Company’s NextShares initiative totaled approximately $5.1 million in the first nine months of fiscal 2015, an increase of 92 percent from $2.7 million in the first nine months of fiscal 2014.

The following table shows our operating expenses for the three and nine months ended July 31, 2015 and 2014:

	Three Months Ended			Nine Months Ended
	July 31,		%	July 31,		%
(in thousands)	2015	2014	Change	2015	2014	Change
Compensation and related costs:
Cash compensation	$105,334	$100,567	5%	$311,667	$304,442	2%
Stock-based compensation	19,066	17,065	12%	53,000	46,668	14%
Total compensation and related costs	124,400	117,632	6%	364,667	351,110	4%
Distribution expense	31,300	35,591	-12%	167,649	105,924	58%
Service fee expense	26,978	29,780	-9%	81,116	87,266	-7%
Amortization of deferred sales commissions	3,767	4,084	-8%	11,187	13,408	-17%
Fund-related expenses	9,446	9,380	1%	27,084	26,288	3%
Other expenses	42,887	39,945	7%	120,888	117,235	3%
Total expenses	$238,778	$236,412	1%	$772,591	$701,231	10%

Compensation and related costs

The following table shows our compensation and related costs for the three and nine months ended July 31, 2015 and 2014:

	Three Months Ended			Nine Months Ended
	July 31,		%	July 31,		%
(in thousands)	2015	2014	Change	2015	2014	Change
Base salaries and employee benefits	$54,430	$51,877	5%	$163,363	$153,442	6%
Stock-based compensation	19,066	17,065	12%	53,000	46,668	14%
Operating income-based incentives	34,860	34,062	2%	100,844	107,413	-6%
Sales incentives	13,790	13,824	0%	43,808	40,878	7%
Other compensation expense	2,254	804	180%	3,652	2,709	35%
Total	$124,400	$117,632	6%	$364,667	$351,110	4%

The increase in base salaries and employee benefits in the third quarter of fiscal 2015 reflects the impact of higher average headcount to support growth initiatives as well as annual merit increases. The increase in stock-based compensation reflects higher average headcount, an increase in annual stock-based compensation awards and the impact of certain employee retirements and terminations. Other compensation expense increased due to higher severance costs primarily associated with closing our New Jersey-based affiliate Fox Asset Management LLC (“Fox Asset Management”), as well as signing bonuses associated with expanding our global investment teams.

The increase in base salaries and employee benefits in the first nine months of fiscal 2015 reflects the impact of higher average headcount to support growth initiatives as well as annual merit increases. The increase in stock-based compensation reflects higher average headcount, an increase in annual stock-based compensation awards and the impact of certain employee retirements and terminations. The decrease in operating-income based incentives year-over-year reflects a decrease in pre-bonus adjusted operating income and a modest decrease in bonus accrual rates. Sales incentives increased primarily due to an increase in compensation-eligible sales. Other compensation expense increased due to higher severance costs primarily associated with closing Fox Asset Management, as well as signing bonuses associated with expanding our global investment teams.

Distribution expense

The following table shows our distribution expense for the three and nine months ended July 31, 2015 and 2014:

	Three Months Ended			Nine Months Ended
	July 31,		%	July 31,		%
(in thousands)	2015	2014	Change	2015	2014	Change
Class A share commissions	$789	$997	-21%	$2,185	$3,240	-33%
Class C share distribution fees	13,570	13,923	-3%	40,413	40,535	0%
Payments to end certain fund service and additional compensation arrangements	-	-	-	73,000	-	NM
Closed-end fund dealer compensation payments	1,044	4,811	-78%	5,564	14,078	-60%
Intermediary marketing support payments	10,379	11,781	-12%	31,757	35,408	-10%
Discretionary marketing expenses	5,518	4,079	35%	14,730	12,663	16%
Total	$31,300	$35,591	-12%	$167,649	$105,924	58%

Class A share commissions decreased in the third quarter and first nine months of fiscal 2015 due to lower Class A fund sales on which we pay commissions. Class C share distribution fee expense decreased modestly in the third quarter of fiscal 2015 due to decreases in Class C share assets held more than one year. As noted above, distribution expense for the first nine months of fiscal 2015 includes a one-time payment of $73.0 million to terminate certain closed-end fund service and additional compensation arrangements with a major distribution partner pursuant to which we were obligated to make recurring payments over time based on the assets of the respective closed-end funds. Closed-end fund dealer compensation payments decreased in the third quarter and first nine months of fiscal 2015, reflecting the impact of the termination of the service and additional compensation arrangements described above. The decrease in marketing expenses associated with intermediary marketing support payments to our distribution partners reflects lower average assets subject to those arrangements. The increase in discretionary marketing expenses primarily reflects an increase in the use of outside agencies.

Service fee expense

Service fee expense decreased by 9 percent, or $2.8 million, in the third quarter of fiscal 2015 from the same quarter a year earlier, reflecting a decrease in average fund assets retained more than one year in funds and share classes that are subject to service fee payments. Service fee expense decreased 7 percent, or $6.2 million, in the first nine months of fiscal 2015 versus the same period a year earlier for the same reason.

Amortization of deferred sales commissions

Amortization expense decreased 8 percent, or $0.3 million, in the third quarter of fiscal 2015 from the same period a year earlier, reflecting decreases in Class B share and Class C share amortization expense offset by increases in private fund amortization expense. In the third quarter of fiscal 2015, 70 percent of total amortization related to Class C shares, 7 percent to Class B shares and 23 percent to private funds. In the third quarter of fiscal 2014, 81 percent of total amortization related to Class C shares, 9 percent to Class B shares and 10 percent to private funds.

Amortization expense decreased 17 percent, or $2.2 million, in the first nine months of fiscal 2015 compared to the same period a year earlier, reflecting a decrease in average Class B share and Class C share amortization expense offset by an increase in private fund share amortization expense.

Fund-related expenses

Fund-related expenses were substantially unchanged in the third quarter of fiscal 2015 versus the same period a year earlier and increased 3 percent, or $0.8 million, in the first nine months of fiscal 2015 over the same period a year earlier. The increase in the first nine months of fiscal 2015 primarily reflects increases in other fund-related expenses borne by the Company on funds for which it earns an all-in fee and increases in sub-advisory expenses resulting from growth in Company-sponsored funds managed by unaffiliated sub-advisers, offset by a decrease in fund subsidies.

Other expenses

The following table shows our other expense for the three and nine months ended July 31, 2015 and 2014:

	Three Months Ended			Nine Months Ended
	July 31,		%	July 31,		%
(in thousands)	2015	2014	Change	2015	2014	Change
Information technology	$16,164	$17,282	-6%	$49,173	$47,209	4%
Facilities-related	9,869	9,566	3%	30,215	28,924	4%
Travel	4,638	4,083	14%	12,226	12,004	2%
Professional services	4,639	2,437	90%	9,767	9,240	6%
Communications	1,199	1,315	-9%	3,929	3,928	0%
Other corporate expense	6,378	5,262	21%	15,578	15,930	-2%
Total	$42,887	$39,945	7%	$120,888	$117,235	3%

The decrease in information technology expense in the third quarter of fiscal 2015 from the third quarter a year ago can be primarily attributed to decreases in project-related consulting, software licensing fees and market data costs. The increase in facilities-related expenses over the same period can be attributed to an increase in depreciation and insurance expense. The increase in travel expense over the same period can be attributed to an increase in travel activity. The increase in professional services expense is attributable to increases in corporate consulting engagements (including engagements related to our NextShares initiative), external legal costs and recruiting costs in the third quarter of fiscal 2015 related to the build-out of our global investment teams. The increase in other corporate expenses primarily reflects an increase in amortization of intangible assets related to closing Fox Asset Management, higher corporate memberships and professional development expense, offset by decreases in other corporate taxes.

The increase in information technology expense in the first nine months of fiscal 2015 from the first nine months of fiscal 2014 can be attributed to increases in project-related consulting, maintenance fees and market data costs. The increase in facilities-related expenses can be primarily attributed to an increase in rent, depreciation and insurance expense. The higher travel expense can be attributed to an increase in travel activity. The increase in professional services expense can be attributed primarily to increases in corporate consulting engagements, offset by decreases in recruiting costs and external legal costs. The decrease in other corporate expenses reflects a decrease in other corporate taxes, offset by an increase in amortization of intangible assets related to closing Fox Asset Management and higher corporate memberships and professional development expense.

Non-operating Income (Expense)

The main categories of non-operating income (expense) for the three and nine months ended July 31, 2015 and 2014 are as follows:

	Three Months Ended			Nine Months Ended
	July 31,		%	July 31,		%
(in thousands)	2015	2014	Change	2015	2014	Change
Gains (losses) and other investment income, net	$(850)	$2,917	NM	$2,299	$2,592	-11%
Interest expense	(7,344)	(7,443)	-1%	(22,017)	(22,247)	-1%
Other income (expense) of consolidated CLO entities:
Gains and other investment income, net	1,771	1,434	24%	5,284	15,247	-65%
Interest and other expense	(1,161)	(1,758)	-34%	(2,966)	(13,781)	-78%
Total non-operating expense	$(7,584)	$(4,850)	56%	$(17,400)	$(18,189)	-4%

Gains (losses) and other investment income, net, declined by $3.8 million in the third quarter of fiscal 2015 compared to the same period a year earlier, reflecting increases in net losses on investments and foreign currency losses. In the third quarter of fiscal 2015, we recognized $2.2 million of losses related to our seed capital investments and associated hedges, compared to a net gain of $0.1 million in the third quarter of fiscal 2014.

Gains (losses) and other investment income, net, declined by $0.3 million in the first nine months of fiscal 2015 compared to the same period a year earlier, primarily reflecting an increase of $1.4 million in interest income earned, offset by an increase of $2.6 million in net losses on investments and a decrease of $0.8 million in foreign currency losses. In the first nine months of fiscal 2015 we recognized $5.3 million of losses related to our seed capital investments and associated hedges, compared to net losses of $2.8 million in the first nine months of fiscal 2014.

Interest expense was substantially unchanged in both periods presented.

Income Taxes

Our effective tax rate, calculated as income taxes as a percentage of income before income taxes and equity in net income of affiliates, was 39.8 percent and 38.3 percent in the third quarter and first nine months of fiscal 2015, respectively, compared to 38.7 percent and 38.3 percent in the third quarter and first nine months of fiscal 2014, respectively. Excluding the effect of the consolidated CLO entities’ net income (losses) allocated to other beneficial interest holders, our effective tax rate would have been 38.9 percent and 38.1 percent in the third quarter and first nine months of fiscal 2015, respectively.

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

Equity in Net Income of Affiliates, Net of Tax

Equity in net income of affiliates, net of tax, for the third quarter of fiscal 2015 primarily reflects our 49 percent equity interest in Hexavest, our seven percent minority equity interest in a private equity partnership managed by a third party and equity interests in certain funds we sponsor or manage. Equity in net income of affiliates, net of tax, was $3.3 million and $9.4 million in the third quarter and first nine months of fiscal 2015, respectively, and $3.8 million and $12.3 million in the respective periods a year earlier.

The following table summarizes the components of equity in net income of affiliates, net of tax, for the three and nine months ended July 31, 2015 and 2014:

	Three Months Ended			Nine Months Ended
	July 31,		%	July 31,		%
(in thousands)	2015	2014	Change	2015	2014	Change
Investments in sponsored funds, net of tax	$23	$922	-98%	$123	$3,712	-97%
Investment in private equity partnership, net of tax	376	3	NM	792	326	143%
Investment in Hexavest, net of tax and amortization	2,861	2,915	-2%	8,448	8,306	2%
Total	$3,260	$3,840	-15%	$9,363	$12,344	-24%

Net Income Attributable to Non-controlling and Other Beneficial Interests

The following table summarizes the components of net income attributable to non-controlling and other beneficial interests for the three and nine months ended July 31, 2015 and 2014:

	Three Months Ended			Nine Months Ended
	July 31,		%	July 31,		%
(in thousands)	2015	2014	Change	2015	2014	Change
Consolidated sponsored funds	$1,027	$(42)	NM	$1,226	$(259)	NM
Majority-owned subsidiaries	(4,066)	(4,261)	-5%	(11,742)	(11,268)	4%
Non-controlling interest value adjustments(1)	(6)	59	NM	(203)	(2,330)	-91%
Consolidated CLO entities	2,780	910	205%	1,439	2,005	-28%
Net income attributable to non-controlling and other beneficial interests	$(265)	$(3,334)	-92%	$(9,280)	$(11,852)	-22%

(1)	Relates to non-controlling interests redeemable at other than fair value.

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

The following table summarizes certain key financial data relating to our liquidity and capital resources on July 31, 2015 and October 31, 2014 and uses of cash for the nine months ended July 31, 2015 and 2014:

Balance Sheet and Cash Flow Data

	July 31,	October 31,
(in thousands)	2015	2014

Balance sheet data:
Assets:
Cash and cash equivalents	$318,800	$385,215
Investment advisory fees and other receivables	180,827	186,344
Total liquid assets	$499,627	$571,559

Investments	$637,368	$624,605

Liabilities:
Debt	$573,772	$573,655

	Nine Months Ended
	July 31,
(in thousands)	2015	2014

Cash flow data:
Operating cash flows	$157,848	$(3,971)
Investing cash flows	165,158	158,473
Financing cash flows	(387,423)	(253,845)

Liquidity and Capital Resources

Liquid assets consist of cash and cash equivalents and investment advisory fees and other receivables. Cash and cash equivalents consist of cash and short-term, highly liquid investments that are readily convertible to cash. Investment advisory fees and other receivables primarily represent receivables due from sponsored funds and separately managed accounts for investment advisory and distribution services provided. Liquid assets represented 31 percent and 34 percent of total assets on July 31, 2015 and October 31, 2014, respectively, excluding those assets identified as assets of the Company’s consolidated CLO entity. Not included in the liquid asset amounts are $115.4 million and $157.0 million of highly liquid short-term debt securities with remaining maturities between three and twelve months at July 31, 2015 and October 31, 2014, respectively, which are included in Investments on our Consolidated Balance Sheets. Our seed investments in consolidated funds and separate accounts are not treated as liquid assets because they may be longer term in nature.

The $71.9 million decrease in liquid assets in the first nine months of fiscal 2015 primarily reflects the payment of $87.4 million of dividends to shareholders, the repurchase of $192.2 million of Non-Voting Common Stock, the payment of $18.6 million to acquire additional interests in Atlanta Capital and Parametric, a $9.1 million contingent payment related to the Company’s acquisition of the Tax Advantaged Bond Strategies (“TABS”) business and the addition of $8.1 million in equipment and leasehold improvements, offset by proceeds from the issuance of Non-Voting Common Stock of $46.7 million, net proceeds of $39.9 million from the sale of investments classified as available-for-sale and net cash from operating activities of $157.8 million.

On July 31, 2015, our debt consisted of $250 million in aggregate principal amount of 2017 Senior Notes and $325 million in aggregate principal amount of 2023 Senior Notes. We also maintain a $300 million unsecured revolving credit facility with several banks that expires on October 21, 2019. The facility provides that we may borrow at LIBOR-based rates of interest that vary depending on the level of usage of the facility and our credit ratings. The agreement contains financial covenants with respect to leverage and interest coverage and requires us to pay an annual commitment fee on any unused portion. We had no borrowings under our revolving credit facility at July 31, 2015 or at any point during the first nine months of fiscal 2015. We were in compliance with all debt covenants as of July 31, 2015.

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

Recoverability of our Investments

Our $637.4 million of investments as of July 31, 2015 consisted of our 49 percent equity interest in Hexavest, positions in Company-sponsored funds and separate accounts entered into for investment and business development purposes, and certain other investments held directly by the Company. Investments in Company-sponsored funds and separate accounts and direct investments by the Company are generally in liquid debt or equity securities and are carried at fair market value. We test our investments, other than equity method investments, for impairment on a quarterly basis. We evaluate our investments in non-consolidated CLO entities and investments classified as available-for-sale for impairment using quantitative factors, including how long the investment has been in a net unrealized loss position, and qualitative factors, including the credit quality of the underlying issuer and our ability and intent to continue holding the investment. If markets deteriorate in the quarters ahead, our assessment of impairment on a quantitative basis may lead us to impair investments in future quarters that were in an unrealized loss position at July 31, 2015.

We test our investments in equity method investees, goodwill and indefinite-lived intangible assets in the fourth quarter of each fiscal year and as facts and circumstances indicate that additional analysis is warranted. There have been no significant changes in financial condition in the first nine months of fiscal 2015 that would indicate that an impairment loss exists at July 31, 2015.

We periodically review our deferred sales commissions and identifiable intangible assets for impairment as events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. There have been no significant changes in financial condition in the first nine months of fiscal 2015 that would indicate that an impairment loss exists at July 31, 2015.

Operating Cash Flows

Cash provided by operating activities totaled $157.8 million in the first nine months of fiscal 2015, an increase of $161.8 million from cash used for operating activities of $4.0 million in the first nine months of fiscal 2014. The increase in net cash provided by operating activities year-over-year primarily reflects a decrease in net cash used in the operating activities of our consolidated CLO entities and a decrease in the net purchase of trading securities, partially offset by a decrease in deferred taxes and a decrease in the timing differences in the cash settlements of our other assets and liabilities.

Investing Cash Flows

Cash provided by investing activities totaled $165.2 million in the first nine months of fiscal 2015 compared to $158.5 million in the first nine months of fiscal 2014. The increase in cash provided by investing activities year-over-year can be primarily attributed to an increase of $34.2 million in the net proceeds from the purchase, sale and maturities of consolidated CLO entity investments, a decrease of $16.1 million in the net proceeds from purchases and sales of available-for-sale securities and the $9.1 million payment to the sellers of the TABS business in the second quarter of fiscal 2015.

Financing Cash Flows

Cash used for financing activities totaled $387.4 million in the first nine months of fiscal 2015 compared to $253.8 million in the first nine months of fiscal 2014. In the first nine months of fiscal 2015 we paid $18.6 million to acquire additional interests in Atlanta Capital and Parametric, we repurchased and retired approximately 4.7 million shares of our Non-Voting Common Stock for $192.2 million under our authorized repurchase programs, and issued 3.1 million shares of our Non-Voting Common Stock in connection with the grant of restricted share awards, the exercise of stock options and other employee stock purchases for total proceeds of $46.6 million. As of July 31, 2015, we have authorization to purchase an additional 5.9 million shares under our current share repurchase authorization and anticipate that future repurchases will continue to be an ongoing use of cash. Our dividends per share were $0.75 in the first nine months of fiscal 2015, compared to $0.66 per share in the first nine months of fiscal 2014. We currently expect to declare and pay comparable regular dividends on our Voting and Non-Voting Common Stock on a quarterly basis.

In the first nine months of fiscal 2015, cash used for financing activities also included $144.2 million in principal payments made on senior notes of our consolidated CLO entity.

Contractual Obligations

We have future obligations under various contracts relating to debt, interest payments and operating leases. During the first nine months of fiscal 2015, our consolidated CLO entity made payments totaling $144.2 million on its senior and subordinated notes associated with the wind down of the entity. During the nine months ended July 31, 2015, there were no other material changes to our contractual obligations as previously reported in our Annual Report on Form 10-K for the year ended October 31, 2014.

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

We have presented all redeemable non-controlling interests at redemption value on our Consolidated Balance Sheet as of July 31, 2015. We have recorded the current quarter change in the estimated redemption value of non-controlling interests redeemable at fair value as a component of additional paid-in capital and have recorded the current quarter change in the estimated redemption value of non-controlling interests redeemable at other than fair value (non-controlling interests redeemable based on a multiple of earnings before interest and taxes of the subsidiary) as a component of net income attributable to non-controlling and other beneficial interests. Based on our calculations, the estimated redemption value of our non-controlling interests, redeemable at either fair value or other than fair value, totaled $111.7 million on July 31, 2015 compared to $107.5 million on October 31, 2014.

Redeemable non-controlling interests as of July 31, 2015 consist of third-party investors’ ownership in consolidated investment funds of $17.8 million; non-controlling interests in Parametric issued in conjunction with the Clifton acquisition of $20.2 million, non-controlling interests in Parametric issued in conjunction with the Parametric Risk Advisors final put option of $11.7 million, profit interests granted under the long-term incentive plans of Parametric and Atlanta Capital of $36.1 million and $17.2 million, respectively, all of which are redeemable at fair value. Redeemable non-controlling interests as of July 31, 2015 also include non-controlling interests in Atlanta Capital redeemable at other than fair value of $8.6 million. Redeemable non-controlling interests as of October 31, 2014 consist of third-party investors’ ownership in consolidated investment funds of $8.9 million, non-controlling interests in Parametric issued in conjunction with the Clifton acquisition of $27.0 million, non-controlling interests in Parametric issued in conjunction with the Parametric Risk Advisors final put option of $11.7 million and redeemable interests in profit interests granted under the long-term incentive plans of Parametric and Atlanta Capital of $33.6 million and $16.2 million, respectively, all of which are redeemable at fair value. Redeemable non-controlling interests as of October 31, 2014 also include non-controlling interests in Atlanta Capital redeemable at other than fair value of $10.0 million.

On July 31, 2015 we exercised a call option requiring the non-controlling interest holders of Atlanta Capital to sell a 0.2 percent profit interest to us for $1.4 million. The purchase price of the call option was based on a multiple of earnings before taxes based on the financial results of Atlanta Capital for the fiscal year ended October 31, 2014. Upon execution of the call we reduced redeemable non-controlling interests and recorded a liability within other liabilities on our Consolidated Balance Sheet. The transaction settled in August of 2015.

Foreign Subsidiaries

We consider the undistributed earnings of our Canadian and Australian subsidiaries as of July 31, 2015 to be indefinitely reinvested in foreign operations. Accordingly, no U.S. income taxes have been provided thereon. As of July 31, 2015, the Company had approximately $31.0 million of undistributed earnings in our Canadian and Australian subsidiaries that is not available to fund domestic operations or to distribute to shareholders unless repatriated. Repatriation would require the Company to accrue and pay U.S. corporate income taxes. The unrecognized deferred income tax liability on this temporary difference is estimated to be $3.6 million. The Company does not have a current plan to repatriate these funds.

Off-Balance Sheet Arrangements

We do not invest in any off-balance sheet vehicles that provide financing, liquidity, market or credit risk support or engage in any leasing activities that expose us to any liability that is not reflected in our Consolidated Financial Statements.

Critical Accounting Policies

There have been no updates to our critical accounting policies from those disclosed in Management’s Discussion and Analysis of Financial Condition in our Annual Report on Form 10-K for the fiscal year ended October 31, 2014.

Accounting Developments

Consolidation

In February 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-02, Amendments to the Consolidation Analysis, which amends the consolidation requirements in Accounting Standards Codification (“ASC”) 810, Consolidation. Based on the guidance provided in this ASU, all entities are now within the scope of ASC 810, unless a specific scope exception applies. Additional amendments remove the presumption that a general partner controls a limited partnership and place more emphasis on variable interests other than fee arrangements in the consolidation evaluation of variable interest entities (“VIEs”). This ASU also eliminates the deferral under ASU 2010-10 for certain investment funds. The new guidance is effective for annual periods, and interim periods within those annual periods, for the Company’s fiscal year that begins on November 1, 2016 and allows for either a full retrospective or a modified retrospective adoption approach. Early adoption is allowed, but the guidance must be applied as of the beginning of the annual period containing the adoption date. The Company is currently evaluating the potential impact on its Consolidated Financial Statements and related disclosures.

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

Revenue from Contracts with Customers

In August 2015, the FASB issued ASU 2015-14, Revenue From Contracts with Customers (Topic 606), Deferral of the Effective Date, which defers the effective date of ASU 2014-09, Revenue from Contracts with Customers (Topic 606) to November 1, 2018 for the Company, with early adoption permitted as of its original effective date of November 1, 2017. The Company is currently evaluating the potential impact of this new guidance as well as the available transition methods.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our Quantitative and Qualitative Disclosures About Market Risk from those previously reported in our Annual Report on Form 10-K for the year ended October 31, 2014.

Item 4. Controls and Procedures

We evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2015. Disclosure controls and procedures are designed to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rule and forms. Disclosure controls and procedures include, without limitation, controls and procedures accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to allow timely decisions regarding required disclosure. Our CEO and CFO participated in this evaluation and concluded that, as of the date of their evaluation, our disclosure controls and procedures were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding purchases of our Non-Voting Common Stock on a monthly basis during the third quarter of fiscal 2015:

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	(a) Total Number of Shares Purchased	(b) Average price paid per share	(c) Total Number of Shares Purchased of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs
May 1, 2015 through May 31, 2015	139,400	$40.61	139,400	7,445,379
June 1, 2015 through June 30, 2015	811,687	$40.46	811,687	6,633,692
July 1, 2015 through July 31, 2015	770,304	$38.98	770,304	5,863,388
Total	1,721,391	$39.81	1,721,391	5,863,388

(1)	We announced a share repurchase program on April 15, 2015, which authorized the repurchase of up to 8,000,000 shares of our Non-Voting Common Stock in the open market and in private transactions in accordance with applicable securities laws. This repurchase plan is not subject to an expiration date.

Item 6. Exhibits

(a)	Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Materials from the Eaton Vance Corp. Quarterly Report on Form 10-Q for the quarter ended July 31, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) related Notes to the Consolidated Financial Statements, tagged in detail (furnished herewith).

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EATON VANCE CORP.
(Registrant)

DATE: September 4, 2015
/s/Laurie G. Hylton
(Signature)
Laurie G. Hylton
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

