Form 10-K
period 2015-10-31
EATON VANCE CORP
filed 2015-12-18
CIK 350797

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒           Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended October 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Aggregate market value of Non-Voting Common Stock held by non-affiliates of the Registrant, based on the closing price of $41.08 on April 30, 2015 on the New York Stock Exchange was $4,662,467,304. Calculation of holdings by non-affiliates is based upon the assumption, for these purposes only, that executive officers, directors, and persons holding 5 percent or more of the registrant’s Non-Voting Common Stock are affiliates.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the close of the latest practicable date.

Class:	Outstanding at October 31, 2015
Non-Voting Common Stock, $0.00390625 par value	115,470,485
Voting Common Stock, $0.00390625 par value	415,078

Eaton Vance Corp.

Form 10-K

For the Fiscal Year Ended October 31, 2015

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for Eaton Vance Corp. (“Eaton Vance” or “the Company”) includes statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, intentions or strategies regarding the future. All statements, other than statements of historical facts, included in this Annual Report on Form 10-K regarding our financial position, business strategy and other plans and objectives for future operations are forward-looking statements. The terms ” may,” “will,” “could,” “anticipate,” “plan,” “continue,” “project,” “intend,” “estimate,” “believe,” “expect” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such words. Although we believe that the assumptions and expectations reflected in such forward-looking statements are reasonable, we can give no assurance that they will prove to have been correct or that we will take any actions that may now be planned. Certain important factors that could cause actual results to differ materially from our expectations are disclosed in Item 1A “Risk Factors” of this Annual Report on Form 10-K. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by such factors. We disclaim any intention or obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

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

Through our subsidiaries Eaton Vance Management and Atlanta Capital Management, LLC (“Atlanta Capital”) and other affiliates, we manage active equity, income and alternative strategies across a range of investment styles and asset classes, including U.S. and global equities, floating-rate bank loans, municipal bonds, global income, high-yield and investment grade bonds. Through our subsidiary Parametric Portfolio Associates LLC (“Parametric”), we manage a range of engineered alpha strategies, including systematic equity, systematic alternatives and managed options strategies. Through Parametric, we also provide portfolio implementation and overlay services, including tax-managed core and specialty index strategies, centralized portfolio management of multi-manager portfolios and customized exposure management services. We also oversee the management of, and distribute, investment funds sub-advised by unaffiliated third-party managers, including global, regional and sector equity and asset allocation strategies. Our breadth of investment management capabilities supports a wide range of products and services offered to fund shareholders, retail managed account investors, institutional investors and high-net-worth clients. Although we manage and distribute a wide range of investment products and services, we operate in one business segment, namely as an investment adviser to funds and separate accounts.

We distribute our funds and retail managed accounts principally through financial intermediaries. We have broad market reach, with distribution partners including national and regional broker-dealers, independent broker-dealers, registered investment advisors, banks and insurance companies. We support these distribution partners with a team of approximately 130 sales professionals covering U.S. and international markets.

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

Company History

We have been in the investment management business for over 90 years, tracing our history to two Boston-based investment managers: Eaton & Howard, formed in 1924, and Vance, Sanders & Company, organized in 1934. Eaton & Howard, Vance Sanders, Inc. (renamed Eaton Vance Management, Inc. in June 1984 and reorganized as Eaton Vance Management in October 1990) was formed upon the acquisition of Eaton & Howard, Incorporated by Vance, Sanders & Company, Inc. on April 30, 1979. Following the 1979 merger of these predecessor organizations to form Eaton Vance, our managed assets consisted primarily of open-end mutual funds marketed to U.S. retail investors under the Eaton Vance brand and investment counsel services offered directly to high-net-worth and institutional investors. Over the ensuing years, we have expanded our product and distribution efforts to include closed-end, private and offshore funds, retail managed accounts, a broad array of products and services for U.S. and international institutional and high-net-worth investors and, most recently, unit investment trusts.

Our long-term growth strategy focuses on developing and growing market-leading investment franchises and expanding our product distribution reach into new channels and geographic markets. The development of leading investment franchises may be achieved either organically or through acquisitions. Recent acquisitions include our fiscal 2012 purchase of a 49 percent interest in Hexavest Inc. (“Hexavest”) and Parametric’s fiscal 2013 purchase of The Clifton Group Investment Management Company (“Clifton”). The acquisition of Hexavest, a Montreal-based investment adviser, expanded our global equity investment capabilities. The purchase of Clifton, which now operates as Parametric’s Minneapolis investment center, provided Parametric with a market-leading position in futures- and options-based portfolio implementation services and risk-management strategies. Hexavest’s assets under management have grown from $11.0 billion at purchase in August 2012 to $13.9 billion on October 31, 2015. Managed assets of what is now Parametric’s Minneapolis investment center have grown from $34.8 billion at purchase in December 2012 to $69.6 billion on October 31, 2015.

Investment Managers and Distributors

We conduct our investment management business through direct and indirect wholly owned subsidiaries Eaton Vance Management, Boston Management and Research (“BMR”), Eaton Vance Investment Counsel (“EVIC”), Eaton Vance (Ireland) Limited (“EVAI”), Eaton Vance Trust Company (“EVTC”), and three other consolidated subsidiaries, Atlanta Capital, Parametric and Parametric Risk Advisors LLC (“Parametric Risk Advisors”), each with a range of investment management capabilities and one or more distinctive investment styles. Eaton Vance Management, BMR, EVIC, Atlanta Capital, Parametric and Parametric Risk Advisors (a wholly owned subsidiary of Parametric) are all registered with the U.S. Securities and Exchange Commission (“SEC”) as investment advisers under the Investment Advisers Act of 1940 (the “Advisers Act”). EVAI, registered under the Central Bank of Ireland, provides management services to the Eaton Vance International (Ireland) Funds Plc. EVTC, a trust company, is exempt from registration under the Advisers Act. Eaton Vance Distributors, Inc. (“EVD”), a wholly owned broker-dealer registered under the Securities Exchange Act of 1934 (the “Exchange Act”), markets and sells the Eaton Vance and Parametric funds and retail managed accounts. Eaton Vance Management (International) Limited (“EVMI”), a wholly owned financial services company registered under the Financial Services and Market

Act in the United Kingdom, markets our products and services in Europe and certain other international markets. Eaton Vance Management International (Asia) Private Limited (“EVMIA”), a wholly owned financial services company registered under the Singapore Companies Act by the Accounting and Corporate Regulatory Authority in Singapore, markets our products and services in the Asia Pacific region. Eaton Vance Australia Pty. Ltd., a wholly owned company registered as an Australian propriety company with the Australian Securities and Investment Commission, markets our products and services in Australia and New Zealand.

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

Recent Developments

In fiscal 2015, we identified four primary near-term priorities to support our long-term growth strategy: 1) capitalize on our strong investment performance across a broad range of active investment strategies; 2) build out our global equity capabilities to address identified market opportunities; 3) further develop our custom beta separate account offerings and distribution; and 4) advance our NextSharesTM exchange-traded managed fund initiative toward market introduction.

As of October 31, 2015, 51 of our mutual funds were rated 4 or 5 stars by MorningstarTM for at least one class of shares. Top-performers included funds in categories such as bank loans, mid-cap growth, high yield and municipal income in which we have well-established, category-leading franchises. Other top-performers, such as our five star-rated balanced, real estate, short-duration government income and short-duration strategic income funds, are not currently category leaders, but represent areas of opportunity in large asset classes. A top strategic priority for fiscal 2016 is to capitalize on strong performance to achieve growth in assets under management.

Edward J. Perkin, former Chief Investment Officer of International and Emerging Markets Equity for Goldman Sachs Asset Management in London, joined Eaton Vance Management as Chief Equity Investment Officer in fiscal 2014, assuming leadership of Eaton Vance Management’s equity management. In fiscal 2015, we launched an initiative to build out Eaton Vance Management’s global equity capability under Mr. Perkin’s direction, hiring a new global group leader and senior portfolio manager in London and building a staff of global team members operating from London, Boston and Tokyo. As they develop a track record and reputation in the marketplace, we believe the global group can contribute meaningfully to the development of Eaton Vance Management’s equity business.

Our custom beta initiative seeks to build on the success we have achieved with Parametric’s tax-managed core and Eaton Vance Management’s laddered municipal bond separate account offerings. For many years, Parametric’s tax-managed core strategy has offered customized separate account exposure to client-specified equity benchmarks with initial and ongoing tax management and tax reporting. Parametric now also offers clients the ability to customize their exposures to reflect their social values and desired factor tilts. Complementing Parametric’s custom core equity strategies are Eaton Vance Management’s bond ladders, which offer clients low-cost fixed income market exposure through separate accounts holding individual securities. Value-added elements of laddered separate account strategies include initial and ongoing credit analysis, institutional buying power and, again, customization to fit individual client needs. With significant momentum achieved in fiscal 2015, we believe these strategies are well-positioned for further growth in fiscal 2016.

In fiscal 2015, we made significant progress in the development of NextShares exchange-traded managed funds.

NextShares are a new type of actively managed fund designed to provide better performance for investors. As exchange-traded products, NextShares have built-in cost and tax efficiencies. Unlike conventional exchange-traded funds (“ETFs”), NextShares protect the confidentiality of fund trading information and provide buyers and sellers of shares with transparency and control of their trading costs. NextShares can offer significant advantages over both mutual funds and ETFs as vehicles for active investment strategies.

The Company acquired the intellectual property supporting NextShares in November 2010 and subsequently formed a subsidiary, NextShares Solutions LLC (“NextShares Solutions”), to develop and commercialize NextShares. The Company’s NextShares business plan includes developing a family of Eaton Vance-sponsored NextShares funds and licensing the underlying technology and providing related services to other fund sponsors to support their offering of NextShares.

In December 2014, Eaton Vance Management received exemptive relief from the SEC to permit the offering of NextShares. The SEC subsequently issued corresponding exemptive relief permitting the offering of NextShares by 11 other investment advisers that have entered into preliminary license and services agreements with NextShares Solutions. Also during the fiscal year, the SEC approved a request by the NASDAQ Stock Market LLC (“Nasdaq”) to adopt a new rule governing the listing and trading of NextShares and approved Nasdaq’s request to list and trade 18 initial Eaton Vance-sponsored NextShares funds. In December 2015, the SEC declared effective the registration statements of the initial Eaton Vance NextShares funds, the last regulatory step required to launch.

The Company expects to begin the staged introduction of NextShares funds in the first calendar quarter of 2016. Broad market adoption and commercial success requires the development of expanded distribution, the launch of NextShares by other fund sponsors and acceptance by market participants, which cannot be assured.

Investment Management Capabilities

We provide investment advisory services to retail, high-net-worth and institutional investors through funds and separately managed accounts across a broad range of investment mandates. The following table sets forth consolidated assets under management by investment mandate for the dates indicated:

Consolidated Assets under Management by Investment Mandate(1)(2)

	October 31,
(in millions)	2015	% of Total	2014	% of Total	2013	% of Total

Equity (3)	$90,013	29%	$96,379	33%	$93,585	34%
Fixed income (4)	52,373	17%	46,062	15%	44,414	16%
Floating-rate income	35,619	11%	42,009	14%	41,821	15%
Alternative	10,173	3%	11,241	4%	15,212	5%
Portfolio implementation(5)	59,487	19%	48,008	16%	42,992	15%
Exposure management(5)	63,689	21%	54,036	18%	42,645	15%
Total	$311,354	100%	$297,735	100%	$280,669	100%

(1)	Consolidated Eaton Vance Corp. See table on page 37 for managed assets and flows of 49 percent-owned Hexavest, which are not included in the table above.
(2)	Assets under management for which we estimate fair value using significant unobservable inputs are not material to the total value of the assets we manage.

(3)	Includes assets in balanced accounts holding income securities.
(4)	Includes assets in cash management accounts.
(5)	Portfolio implementation and exposure management categories were previously reported as a single category, implementation services.

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

The following table sets forth the strategies of our investment affiliates and their respective offerings within each of our investment mandates as of October 31, 2015:

Eaton Vance Management	Parametric	Atlanta Capital	Hexavest

Equity, income and alternative strategies based on in-depth fundamental analysis	Rules-based alpha-seeking strategies and implementation services	High-quality U.S. stock and bond portfolios	Global equity and tactical allocation strategies
Equity:

Asset Allocation (1) (2)	Defensive Equity	Large-Cap Growth	Canadian
Dividend Income (1)	Dividend Income	Mid-Large Cap Core	Emerging Markets
Equity Option (1)	Dynamic Hedged Equity	Small-Cap Core	European
Global(3)	Emerging Markets (1)	SMID-Cap Core	Global – All Country
Global-Ex-U.S.	Enhanced Income	Socially Responsible	Global – Developed
Global-Ex-U.S. Small-Cap	Equity Option (1)		International
Global Small-Cap (1)	Global
Health Sciences (4)	Global Small-Cap
Large-Cap Core	International (1)
Large-Cap Growth (1)	U.S.
Large-Cap Value (1)
Multi-Cap Growth (1)
Real Estate
Region Specific (5)
Small-Cap Core(1)
SMID-Cap Core

Eaton Vance Management	Parametric	Atlanta Capital	Hexavest
Equity, income and alternative strategies based on in-depth fundamental analysis	Rules-based alpha-seeking strategies and implementation services	High-quality U.S. stock and bond portfolios	Global equity and tactical allocation strategies
Fixed Income:
Cash Management		High Quality Broad
Core Bond		Market
Core Plus Bond		High Quality Intermediate
Emerging Market Debt		Term
High Yield		High Quality Short Term
Inflation-Linked
Laddered Corporate
Laddered Municipal
Mortgage-Backed Securities
Multi-Sector Income
Multi-Strategy Income
Municipal Income
Preferred Securities
Tax-Advantaged Bond

Floating-Rate Income:
Floating-Rate Loans

Alternative:
Commodity	Absolute Return
Currency	Commodity
Global Macro Absolute	Risk Parity
Return
Hedged Equity
Multi-Strategy Absolute
Return

Portfolio Implementation:
Centralized Portfolio
Management
Specialty Index
Tax-Managed Core

Eaton Vance Management	Parametric	Atlanta Capital	Hexavest
Equity, income and alternative strategies based on in-depth fundamental analysis	Rules-based alpha-seeking strategies and implementation services	High-quality U.S. stock and bond portfolios	Global equity and tactical allocation strategies
Exposure Management:
Customized Exposure
Management

(1)	Includes tax-managed open-end and/or closed-end fund offerings.
(2)	Includes Eaton Vance Richard Bernstein All Asset Strategy Fund and Eaton Vance Richard Bernstein Market Opportunities Fund, both sub-advised by Richard Bernstein Advisors LLC.
(3)	Includes Eaton Vance Richard Bernstein Equity Strategy Fund, sub-advised by Richard Bernstein Advisors LLC.
(4)	Includes Eaton Vance Worldwide Health Sciences Fund, advised by OrbiMed Advisors LLC.
(5)	Includes Eaton Vance Greater China Growth Fund and Eaton Vance Greater India Fund, sub-advised by LGM Investments Limited.

Investment Vehicles

Our consolidated assets under management are broadly diversified by distribution channel and vehicle. The following table sets forth our consolidated assets under management by investment vehicle for the dates identified:

Consolidated Assets under Management by Investment Vehicle(1)

	October 31,
		% of		% of		% of
(in millions)	2015	Total	2014	Total	2013	Total
Fund assets:
Open-end funds	$74,838	24%	$83,176	28%	$86,990	31%
Closed-end funds	24,449	8%	25,419	8%	24,911	9%
Private funds(2)	26,647	8%	25,969	9%	21,500	8%
Total fund assets	125,934	40%	134,564	45%	133,401	48%
Separate account assets:
Institutional account assets(3)	119,987	39%	106,443	36%	95,724	34%
High-net-worth account assets	24,516	8%	22,235	7%	19,699	7%
Retail managed account assets	40,917	13%	34,493	12%	31,845	11%
Total separate account assets	185,420	60%	163,171	55%	147,268	52%
Total	$311,354	100%	$297,735	100%	$280,669	100%

(1)	Consolidated Eaton Vance Corp. See table on page 37 for managed assets and flows of 49 percent-owned Hexavest, which are not included in the table above.
(2)	Includes privately offered equity, fixed income and floating-rate bank loan funds and collateralized loan obligation (“CLO”) entities.
(3)	Includes assets in institutional cash management separate accounts.

Open-end Funds

As of October 31, 2015, we managed 114 open-end funds, including 10 tax-managed equity funds, 38 non-tax-managed equity funds, 29 state and national municipal income funds, 21 taxable fixed income and cash management funds, six floating-rate bank loan funds and 10 alternative funds sold to U.S. and non-U.S. investors.

We are a leading manager of equity funds designed to minimize the impact of taxes on investment returns, with $7.3 billion in open-end tax-managed equity fund assets under management on October 31, 2015. We began building our tax-managed equity fund family in fiscal 1996 with the introduction of Eaton Vance Tax-Managed Growth Fund 1.1, and have since expanded offerings to include a variety of equity styles and market caps, including large-cap value, multi-cap growth, small-cap, global small-cap, equity asset allocation, equity option and global dividend income.

Our non-tax-managed equity fund offerings include large-cap, multi-cap and small-cap funds in value, core and growth styles, dividend and global dividend income funds, international, global, emerging markets, real estate and other sector-specific funds. Also included in the category are four hybrid funds that generally hold both equities and income securities. Assets under management in open-end non-tax-managed equity funds totaled $21.3 billion on October 31, 2015.

Our family of municipal income mutual funds is one of the broadest in the industry, with 11 national and 18 state-specific funds in 16 different states. As of October 31, 2015, we managed $9.0 billion in open-end municipal income fund assets.

Our taxable fixed income and cash management funds utilize our investment management capabilities in a broad range of fixed income mandates, including mortgage-backed securities, high-grade bond, high-yield bond, multi-sector bond and cash instruments. Assets under management in open-end taxable income funds totaled $12.9 billion on October 31, 2015.

We introduced our first Eaton Vance floating-rate bank loan fund, Eaton Vance Floating-Rate Income Fund, in 1989 and we have consistently ranked as one of the largest managers of retail bank loan funds. Assets under management in open-end floating-rate bank loan funds totaled $18.0 billion on October 31, 2015.

The alternative category includes a range of absolute return strategies, as well as commodity- and currency-linked investments. We currently offer four absolute return funds in the U.S. and a global macro strategy that we sell to fund investors outside of the United States. Assets under management in open-end alternative funds totaled $6.4 billion on October 31, 2015.

In fiscal 2000, we introduced U.S. Charitable Gift Trust and its pooled income funds, which are designed to simplify the process of donating to qualified charities and to provide professional management of pools of donated assets. U.S. Charitable Gift Trust was one of the first charities to use professional investment advisors to assist individuals with their philanthropic, estate and tax planning needs. The pooled income funds sponsored by U.S. Charitable Gift Trust provide donors with income during their lifetimes and leave principal to U.S. Charitable Gift Trust and designated charities upon their deaths. Assets under management in U.S. Charitable Gift Trust and its pooled income funds, which are included in the fund assets described above, totaled $477.9 million at October 31, 2015.

Over the past several years, we have launched a number of Ireland and Cayman Island-domiciled open-end funds, which offer a range of our investment strategies to non-U.S. investors. At October 31, 2015, managed assets in our 12 funds sold outside the U.S. totaled $2.1 billion.

As of October 31, 2015, 51 of our open-end funds were rated 4 or 5 stars by MorningstarTM for at least one class of shares, including 17 equity and 34 income funds. A good source of performance-related information for our funds is our website, www.eatonvance.com. On our website, investors can also obtain other current information about our product offerings, including investment objective and principal investment policies, portfolio characteristics, expenses and MorningstarTM ratings.

Closed-end Funds

Our family of closed-end funds includes 22 municipal bond funds, 11 domestic and global equity funds, four bank loan funds and two multi-sector income funds. As of October 31, 2015, we managed $24.4 billion in closed-end fund assets and ranked as the third largest manager of exchange-listed closed-end funds in the U.S. according to Strategic Insight, a fund industry data provider.

Private Funds

The private fund category includes privately offered equity funds designed to meet the diversification and tax-management needs of qualifying high-net-worth investors. We are recognized as a market leader for these types of privately offered equity funds, with $12.7 billion in assets under management as of October 31, 2015. Also included in private funds are equity, floating-rate bank loan and fixed income funds offered to institutional investors. Assets under management in these funds, which include cash instrument CLO entities, collective trusts and leveraged and unleveraged loan funds, totaled $13.7 billion as of October 31, 2015, including $2.5 billion of assets in CLO entities.

Institutional Separate Accounts

We serve a broad range of clients in the institutional marketplace, both in the U.S. and internationally, including government, corporate and union retirement plans, endowments and foundations, nuclear decommissioning trusts and asbestos litigation trusts, sovereign wealth funds and investment funds sponsored by others for which we serve as a sub-adviser. Our diversity of capabilities allows us to offer domestic and international institutional investors a broad spectrum of equity, fixed and floating-rate income and alternative strategies, as well as portfolio implementation and exposure management services. Our broad expertise provides us the opportunity to customize solutions to help meet our clients’ complex investment needs.

We have used EVTC, a non-depository trust company, as a platform to launch a series of commingled funds tailored to meet the needs of smaller institutional clients. The trust company also enables us to participate in qualified plan commingled investment platforms offered in the broker-dealer channel. In addition to management services, EVTC provides certain custody services and has obtained regulatory approval to provide institutional trustee services.

Institutional separate account assets under management totaled $120.0 billion at October 31, 2015.

High-net-worth Separate Accounts

We offer high-net-worth and family office clients personalized investment counseling services through EVIC. At EVIC, investment counselors work directly with clients to establish long-term financial programs and implement strategies designed for achieving their objectives. The Company has been in this business since the founding of Eaton and Howard in 1924.

Also included in high-net-worth separate accounts are core equity portfolios managed by Parametric for family offices and high-net-worth individuals. Parametric’s objective in managing these accounts is generally to match the returns of a client-specified equity benchmark and add incremental returns on an after-tax basis and/or reflect the investment restrictions and exposure tilts specified by the client. Parametric’s offerings for the high-net-worth and family office market also include investment programs that utilize option overlay strategies to help clients customize their risk and return profiles through the use of disciplined options strategies.

High-net-worth separate account assets under management totaled $24.5 billion at October 31, 2015, $4.9 billion of which were managed by EVIC and $19.6 billion of which were managed by Parametric and Parametric Risk Advisors.

Retail Managed Accounts

Retail managed accounts include separate accounts managed for individual investors offered through the retail intermediary distribution channel. We entered this business in the 1990s, offering Eaton Vance Management-managed municipal bond separate accounts, and later expanded our offerings with the addition of Atlanta Capital, Parametric, Parametric Risk Advisors and TABS managed accounts. Our entry into the retail managed account business allowed us to leverage the strengths of our retail marketing organization and our relationships with major distributors. We now participate in over 50 retail managed account broker-dealer programs. According to Cerulli Associates, an investment research firm, Eaton Vance ranked as the fifth largest manager of retail managed account assets as of September 30, 2015. Our retail managed account assets totaled $40.9 billion at October 31, 2015.

Investment Management and Related Services

Our direct and indirect wholly owned subsidiaries Eaton Vance Management and BMR are investment advisers to all but one of the Eaton Vance-sponsored funds. Although the specifics of our fund advisory agreements vary, the basic terms are similar. Pursuant to the advisory agreements, Eaton Vance Management or BMR provides overall investment management services to each internally advised fund, subject, in the case of funds that are registered under the Investment Company Act of 1940 (“1940 Act”) (“Registered Funds”), to the supervision of the fund’s board of trustees or directors (together, “trustees”) in accordance with the fund’s investment objectives and policies. Atlanta Capital, Parametric, Parametric Risk Advisors or an unaffiliated advisory firm acts as a sub-adviser to Eaton Vance Management and BMR for certain funds. OrbiMed Advisors LLC (“OrbiMed”), an independent investment management company based in New York, is the investment adviser to Eaton Vance Worldwide Health Sciences Fund.

Eaton Vance Management provides administrative services, including personnel and facilities, necessary for the operation of all Eaton Vance and Parametric funds, subject to the oversight of each fund’s board of trustees. These services are provided under comprehensive management agreements with certain funds that also include investment advisory services and through separate administrative services agreements with other funds as discussed below. Administrative services include recordkeeping, preparing and filing documents required to comply with federal and state securities laws, legal, fund administration and compliance services, supervising the activities of the funds’ custodians and transfer agents, providing assistance in connection with the funds’ shareholder meetings and other administrative services, including providing office space and office facilities, equipment and personnel that may be necessary for managing and administering the business affairs of the funds. Each agreement remains in effect indefinitely, subject, in the case of Registered Funds, to annual approval by the fund’s board of trustees. The funds generally bear all expenses associated with their operation and the issuance and redemption or repurchase of their securities, except for the compensation of trustees and officers of the fund who are employed by us. Under some circumstances, particularly in connection with the introduction of new funds, Eaton Vance Management or BMR may waive a portion of its management fee and/or pay some expenses of the fund.

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

Eaton Vance Management has entered into an investment advisory and administrative agreement with U.S. Charitable Gift Trust. In addition, U.S. Charitable Gift Trust and its pooled income funds have distribution agreements with EVD that provide for reimbursement of the costs of fundraising and servicing donor accounts.

Either Eaton Vance Management, BMR, EVIC, Atlanta Capital, Parametric or Parametric Risk Advisors has entered into an investment advisory agreement for each separately managed account and retail managed account program, which sets forth the account’s investment objectives and fee schedule, and provides for management of assets in the account in accordance with the stated investment objectives. Our separate account portfolio managers may assist clients in formulating investment strategies.

EVTC is the trustee for each collective investment trust and is responsible for designing and implementing the trust’s investment program or overseeing sub-advisers managing the trust’s investment portfolios. As trustee, EVTC also provides certain administrative and accounting services to the trust. For services provided under each trust’s declaration of trust, EVTC receives a monthly fee based on the average daily net assets of the trust.

Investment counselors and separate account portfolio managers employed by our wholly owned and other controlled subsidiaries make investment decisions for the separate accounts we manage. Investment counselors and separate account portfolio managers generally use the same research information as fund portfolio managers, but tailor investment decisions to the needs of particular clients. We generally receive investment advisory fees for separate accounts quarterly, based on the value of the assets managed on a particular date, such as the first or last calendar day of a quarter, or, in some instances, on the average assets for the period. These advisory contracts are generally terminable upon 30 to 60 days’ notice without penalty.

The following table shows investment advisory and administrative fees earned for the three years ended October 31, 2015, 2014 and 2013 as follows:

	Investment Advisory and
	Administrative Fees
(in thousands)	2015	2014	2013

Investment advisory fees –
Funds	$804,209	$829,087	$769,864
Separate accounts	331,075	330,709	306,886
Administrative fees – funds	61,582	71,392	58,577

Total	$1,196,866	$1,231,188	$1,135,327

Marketing and Distribution of Investment Products

We market and distribute shares of Eaton Vance and Parametric funds domestically through EVD. EVD sells fund shares through a network of financial intermediaries, including national and regional broker-dealers, banks, registered investment advisors, insurance companies and financial planning firms. The Eaton Vance International (Ireland) Funds Plc. are Undertakings for Collective Investments in Transferable Securities (“UCITS”) funds domiciled in Ireland and sold by EVMI through certain intermediaries, and in some cases directly, to investors who are citizens of the United Kingdom, member nations of the European Union and other countries outside the United States. The Eaton Vance International (Cayman Islands) Funds are Cayman Island-domiciled funds sold by EVMI and EVD through intermediaries to non-U.S. investors.

Although the firms in our domestic retail distribution network have each entered into selling agreements with EVD, these agreements (which generally are terminable by either party) do not legally obligate the firms to sell any specific amount of our investment products. EVD currently maintains a sales force of approximately 130 external and internal wholesalers who work closely with financial advisors in the retail distribution network to assist in placing Eaton Vance and Parametric funds.

Certain sponsored mutual funds have adopted distribution plans as permitted by the 1940 Act that provide for the fund to pay EVD distribution fees for the sale and distribution of shares and service fees for personal and/or shareholder account services (so-called “12b-1 fees”). Each distribution plan and distribution agreement with EVD for the Registered Funds is initially approved and its subsequent continuance must be approved annually by the board of trustees of the respective funds, including a majority of the independent trustees.

EVD makes payments to financial intermediaries that provide marketing support, transaction processing and/or administrative services to the Eaton Vance and Parametric mutual funds and, in some cases, include some or all of our funds in preferred or specialized selling programs. Payments are typically based on fund net assets, sales, transactions processed and/or accounts attributable to that financial intermediary. Financial intermediaries also may receive payments from EVD in connection with educational or due diligence meetings that include information concerning our funds.

EVD currently sells Eaton Vance and Parametric mutual funds under five primary pricing structures: front-end load commission (“Class A”); level-load commission (“Class C”); institutional no-load (“Class I,” “Class R6” and “Institutional Class,” referred to herein as “Class I”); retail no-load (“Investor Class” and “Advisers Class,” referred to herein as “Class N”); and retirement plan level-load (“Class R”).

For Class A shares, the shareholder may be required to pay a sales charge to the selling broker-dealer of up to five percent and an underwriting commission to EVD of up to 75 basis points of the dollar value of the shares sold. Under certain conditions, we waive the sales load on Class A shares and the shares are sold at net asset value. EVD generally receives (and then pays to authorized firms after one year) combined distribution and service fees of up to 30 basis points of average net assets annually on Class A shares. In recent years, a growing percentage of the Company’s sales of Class A shares have been made on a load-waived basis through various fee-based programs. EVD does not receive underwriting commissions on such sales.

For Class C shares, the shareholder pays no front-end commissions but may be subject to a contingent deferred sales charge on redemptions made within the first twelve months of purchase. EVD pays a commission and the projected first year’s service fees to the dealer at the time of sale. The fund makes monthly distribution plan and service fee payments to EVD at an annual rate of up to 75 basis points and 25 basis points, respectively, of average net assets of the Class. EVD retains the distribution and service fees paid to EVD for the first twelve months and pays the distribution and service fees to the dealer after one year.

Class I shares are offered at net asset value and are not subject to any sales charges, underwriter commissions, distribution fees or service fees. For designated Class I shares, a minimum investment of $250,000 or higher is normally required. Designated Institutional Class shares are normally subject to a minimum investment of $50,000. Sales of R6 shares are limited to participating retirement plans and certain other investors.

Class N shares are offered at net asset value and are not subject to any sales charges or underwriter commissions. EVD receives (and then pays to authorized firms after one year) combined distribution and service fees of 25 basis points of average net assets annually.

Class R shares are offered at net asset value with no front-end sales charge. The Company receives, and then generally pays to dealers, distribution fees of 25 basis points and service fees of 25 basis points of average net assets of the Class annually.

We also sponsor unregistered equity funds that are privately placed by EVD, as placement agent, and by various sub-agents to whom EVD and the subscribing shareholders make sales commission payments. The privately placed equity funds are managed by Eaton Vance Management and BMR.

The marketing and distribution of investment strategies to institutional and high-net-worth clients is subsidiary-specific.  Eaton Vance Management has institutional sales, consultant relations and client service teams dedicated to supporting the U.S. marketing and sales of strategies managed by Eaton Vance Management and Hexavest.  Hexavest maintains its own marketing and distribution team to service institutional clients in Canada. Parametric and Atlanta Capital each maintain subsidiary-specific marketing and distribution teams to sell their respective investment strategies to U.S.-based institutions and high-net-worth investors.  Parametric also maintains a dedicated institutional marketing and distribution team focused on the Australian and New Zealand markets. EVMI, based in London, is otherwise responsible for the institutional marketing and distribution of all Eaton Vance Management, Parametric, Atlanta Capital and Hexavest-advised strategies to institutions outside North America.

During the fiscal year ended October 31, 2015 there were no customers that provided over 10 percent of our total revenue.

Regulation

Eaton Vance Management, BMR, EVIC, Atlanta Capital, Parametric and Parametric Risk Advisors are each registered with the SEC under the Advisers Act. The Advisers Act imposes numerous obligations on registered investment advisers, including fiduciary duties, recordkeeping requirements, operational requirements and disclosure obligations. Most Eaton Vance and Parametric funds are registered with the SEC under the 1940 Act. The 1940 Act imposes additional obligations on fund advisers, including governance, compliance, reporting and fiduciary obligations relating to the management of funds. Except for privately offered funds exempt from registration, each U.S. fund is also required to make notice filings with all states where it is offered for sale. Virtually all aspects of our investment management business in the U.S. are subject to various federal and state laws and regulations. These laws and regulations are primarily intended to benefit shareholders of the funds and separate account clients and generally grant supervisory agencies and bodies broad administrative powers, including the power to limit or restrict us from carrying on our investment management business in the event we fail to comply with such laws and regulations. In such event, the possible sanctions that may be imposed include the suspension of individual employees, limitations on Eaton Vance Management, BMR, EVIC, Atlanta Capital, Parametric or Parametric Risk Advisors engaging in the investment management business for specified periods of time, the revocation of any such company’s registration as an investment adviser, and other censures or fines.

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) was signed into law. The Dodd-Frank Act established enhanced regulatory requirements for non-bank financial institutions designated as “systemically important” by the Financial Stability Oversight Council (“FSOC”). Under a final rule and interpretive guidance issued by FSOC in April 2012, certain non-bank financial companies have been designated as systemically important financial institutions (“SIFIs”). Additional non-bank financial companies, which may include large asset management companies such as us, may be designated as SIFIs in the future. If the Company were designated a SIFI, it would be subject to enhanced prudential measures, which could include capital and liquidity requirements, leverage limits, enhanced public disclosures and risk management requirements, annual stress testing by the Federal Reserve, credit exposure and concentration limits, supervisory and other requirements. These heightened regulatory obligations could, individually or in the aggregate, adversely impact the Company’s business and operations.

Eaton Vance Management, BMR and Parametric are registered with the Commodity Futures Trading Commission (“CFTC”) and the National Futures Association (“NFA”) as Commodity Pool Operators and Commodity Trading Advisors; other subsidiaries of the Company claim exemptions from registration. In August 2013, the CFTC adopted rules for operators of registered mutual funds that are subject to registration as Commodity Pool Operators generally allowing such commodity pools to comply with SEC disclosure, reporting and recordkeeping rules as the means of complying with CFTC’s similar requirements. These CFTC rules do not, however, relieve registered Commodity Pool Operators from compliance with applicable anti-fraud provisions as well as certain performance reporting and recordkeeping requirements. The Company may incur ongoing costs associated with monitoring compliance with these requirements, including but not limited to CFTC and NFA registration and exemption obligations and the periodic reporting requirements of Commodity Pool Operators and Commodity Trading Advisors.

The Eaton Vance mutual funds, privately offered funds and separate accounts that trade commodity interests are also regulated by the CFTC. In the event that Eaton Vance Management, BMR or Parametric fails to comply with applicable requirements, the CFTC may suspend or revoke its registration, prohibit it from trading or doing business with registered entities, impose civil penalties, require restitution and seek fines or imprisonment for criminal violations. In the event that the Eaton Vance clients that trade commodity interests fail to comply with requirements applicable to their trading, they would be subject to the foregoing remedies excluding suspension of license (provided they are not registered). In addition, to the extent any of the entities trade on a futures exchange or Swap Execution Facility, they would be subject to possible sanction for any violation of the facility’s rules.

EVTC is registered as a non-depository Maine Trust Company and is subject to regulation by the State of Maine Bureau of Financial Institutions (“Bureau of Financial Institutions”). EVTC is subject to certain capital requirements, as determined by the Examination Division of the Bureau of Financial Institutions. At periodic intervals, regulators from the Bureau of Financial Institutions examine the Company’s and EVTC’s financial condition as part of their legally prescribed oversight function. There were no violations by EVTC of these capital requirements in fiscal 2015 or prior years.

EVD is registered as a broker-dealer under the Exchange Act and is subject to regulation by the Financial Industry Reporting Authority (“FINRA”), the SEC and other federal and state agencies. EVD is subject to the SEC’s net capital rule designed to enforce minimum standards regarding the general financial condition and liquidity of broker-dealers. Under certain circumstances, this rule may limit our ability to make withdrawals of capital and receive dividends from EVD. EVD’s regulatory net capital consistently exceeded minimum net capital requirements during fiscal 2015. The securities industry is one of the most highly regulated in the United States, and failure to comply with related laws and regulations can result in the revocation of broker-dealer licenses, the imposition of censures or fines and the suspension or expulsion from the securities business of a firm, its officers or employees.

EVMI has the permission of the Financial Conduct Authority (“FCA”) to conduct a regulated business in the United Kingdom. EVMI’s primary business purpose is to distribute our investment products in Europe and certain other international markets. Under the Financial Services and Markets Act of the United Kingdom, EVMI is subject to certain liquidity and capital requirements. Such requirements may limit our ability to make withdrawals of capital from EVMI. In addition, failure to comply with such requirements could jeopardize EVMI’s approval to conduct business in the United Kingdom. There were no violations by EVMI of the liquidity and capital requirements in fiscal 2015 or prior years.

EVAI has the permission of the Central Bank of Ireland to conduct its business of providing management services to the Eaton Vance International (Ireland) Funds Plc. EVAI is subject to certain liquidity and capital requirements. Such requirements may limit our ability to make withdrawals of capital from EVAI. There were no violations by EVAI of the liquidity and capital requirements in fiscal 2015 or prior years.

EVMIA has the permission of the Accounting and Corporate Regulatory Authority (“ACRA”) to conduct a regulated business in Singapore. Under the Monetary Authority of Singapore, EVMIA is subject to certain liquidity and capital requirements. Such requirements may limit our ability to make withdrawals of capital from EVMIA. There were no violations by EVMIA of the liquidity and capital requirements in fiscal 2015 or prior years.

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

Competition

The investment management business is a highly competitive global industry and we are subject to substantial competition in each of our principal product categories and distribution channels. There are few barriers to entry for new firms and consolidation within the industry continues to alter the competitive landscape. According to the Investment Company Institute, there were more than 800 investment managers at the end of calendar 2014 that competed in the U.S. mutual fund market. We compete with these firms, many of which have substantially greater resources, on the basis of investment performance, diversity of products, distribution capability, scope and quality of service, fees charged, reputation and the ability to develop new investment strategies and products to meet the changing needs of investors.

In the retail fund channel, we compete with other mutual fund management, distribution and service companies that distribute through affiliated and unaffiliated sales forces, broker-dealers and direct sales to the public. According to the Investment Company Institute, at the end of calendar 2014 there were almost 9,300 open-end registered funds of varying sizes and investment objectives whose shares were being offered to the public in the United States. We rely primarily on intermediaries to distribute our products and pursue sales relationships with all types of intermediaries to broaden our distribution network. A failure to maintain strong relationships with intermediaries that distribute our products in the retail fund channel could adversely affect our gross and net sales, assets under management, revenue and financial condition.

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

Employees

On October 31, 2015, we and our controlled subsidiaries had 1,473 full-time and part-time employees. On October 31, 2014, the comparable number was 1,448.

Available Information

We make available free of charge our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13 and 15(d) of the Exchange Act as soon as reasonably practicable after such filing has been made with the SEC. Reports may be viewed and obtained on our website at www.eatonvance.com, or by calling Investor Relations at 617-482-8260. We have included our website address in this Annual Report on Form 10-K as inactive textual reference only. Information on our website is not incorporated by reference into this Annual Report on Form 10-K.

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

The investment management industry is highly competitive and investment management customers are increasingly fee sensitive. In the event that competitors charge lower fees for substantially similar products, we may be forced to compete on the basis of price in order to attract and retain customers. Rules and regulations applicable to registered investment companies provide, in substance, that each investment advisory agreement between a fund and its investment adviser continues in effect from year to year only if its continuation is approved at least annually by the fund’s board of trustees. Periodic review of fund advisory agreements could result in a reduction in the Company’s advisory fee revenues from funds. Fee reductions on existing or future business and/or the impact of evolving industry fee structures could have an adverse impact on our future revenue and profitability.

The inability to access clients through intermediaries could have a material adverse effect on our business. Our ability to market investment products is highly dependent on access to the various distribution systems of national and regional securities dealer firms, which generally offer competing products that could limit the distribution of our investment products. There can be no assurance that we will be able to retain access to these intermediaries. The inability to have such access could have a material adverse effect on our business. To the extent that existing or potential customers, including securities broker-dealers, decide to invest in or broaden distribution relationships with our competitors, the sales of our products as well as our market share, revenue and net income could decline. Certain intermediaries with which we conduct business charge the Company fees to maintain access to their distribution networks. If we choose not to pay such fees, our ability to distribute through those intermediaries would be limited.

Our investment advisory agreements are subject to termination on short notice or non-renewal. We derive almost all of our revenue from investment advisory and administrative fees, distribution income and service fees received from managed funds and separate accounts. As a result, we are dependent upon management contracts, administrative contracts, distribution contracts, underwriting contracts or service contracts under which these fees are paid. Generally, these contracts are terminable upon 30 to 60 days’ notice without penalty. If any of these contracts are terminated, not renewed, or amended to reduce fees, our financial results could be adversely affected.

Our assets under management, which impact revenue, are subject to significant fluctuations. Our major sources of revenue, including investment advisory, administrative, distribution and service fees, are generally calculated as percentages of assets under management. Fee rates for our investment products generally vary by investment mandate (e.g., equity, fixed income, floating-rate income, alternative, portfolio implementation or exposure management services) and vehicle (e.g., fund or separate account). An adverse change in asset mix by mandate or vehicle, independent of our level of assets under management, may result in a decrease in our overall effective fee rate, thereby reducing our revenue and net income. Any decrease in the level of our assets under management generally would also reduce our revenue and net income. Assets under management could decrease due to, among other things, a decline in securities prices, a decline in the sales of our investment products, an increase in open-end fund redemptions or client withdrawals, repurchases of or other reductions in closed-end fund shares outstanding, or reductions in leverage used by investment vehicles. Adverse market conditions and/or lack of investor confidence in the financial markets could lead to a decrease in investor risk tolerance. A decrease in investor risk tolerance could result in investors withdrawing from markets or decreasing their rate of investment, thereby reducing our overall assets under management and adversely affecting our revenue, earnings and growth prospects. Changes in investor risk tolerance could also result in investor allocation away from higher fee products to lower fee products, which could adversely affect our revenue and earnings. Our overall assets under management may not change in tandem with overall market conditions, as changes in our total assets under management may lag improvements or declines in the market based upon product mix and investment performance.

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

Our clients can withdraw the assets we manage on short notice, making our future client and revenue base unpredictable. Our open-end fund clients generally may redeem their investments in these funds each business day without prior notice. While not subject to daily redemption, closed-end funds that we manage may shrink in size due to repurchases of shares in open-market transactions or pursuant to tender offers, or in connection with distributions in excess of realized returns. Institutional and individual separate account clients can terminate their relationships with us generally at any time. In a declining stock market, the pace of open-end fund redemptions could accelerate. Poor performance relative to other asset management firms can result in decreased purchases of open-end fund shares, increased redemptions of open-end fund shares, and the loss of institutional or individual separate accounts. The decrease in revenue that could result from any of these events could have a material adverse effect on our business.

We could be impacted by counterparty or client defaults. As we have seen in periods of significant market volatility, the deteriorating financial condition of one financial institution may materially and adversely impact the performance of others. We, and the funds and accounts we manage, have exposure to many different counterparties, and routinely execute transactions with counterparties across the financial industry. We, and the funds and accounts we manage, may be exposed to credit, operational or other risk in the event of a default by a counterparty or client, or in the event of other unrelated systemic market failures.

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

Our expenses are subject to fluctuations that could materially affect our operating results. Our results of operations are dependent on the level of expenses, which can vary significantly from period to period. Our expenses may fluctuate as a result of, among other things, variations in the level of compensation, expenses incurred to support distribution of our investment products, expenses incurred to develop new products and franchises, expenses incurred to enhance our infrastructure (including technology and compliance) and impairments of intangible assets or goodwill. Increases in our level of expenses, or our inability to reduce our level of expenses when necessary, could materially affect our operating results.

Our business is subject to operational risk. In the management and administration of funds and client accounts, we are subject to the risk that we commit errors that cause the Company to incur financial losses and damage our reputation. Because they involve large numbers of accounts and operate at generally low fee rates, our portfolio implementation and exposure management services businesses may be particularly susceptible to losses from operational or trading errors.

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

Success of our NextShares initiative is highly uncertain. In recent years, the Company has devoted substantial resources to the development of NextShares exchange-traded managed funds, a new type of actively managed fund designed to provide better performance for investors. The Company made significant progress advancing its NextShares initiative in fiscal 2015 and expects to begin the staged introduction of the initial NextShares funds in the first calendar quarter of 2016. Broad market adoption and commercial success requires the development of expanded distribution, the launch of NextShares by other fund sponsors and acceptance by market participants, which cannot be assured.

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

We may need to raise additional capital or refinance existing debt in the future, and resources may not be available to us in sufficient amounts or on acceptable terms. Significant future demands on our capital include contractual obligations to service our debt, satisfy the terms of non-cancelable operating leases and purchase non-controlling interests in our majority-owned subsidiaries as described more fully in Contractual Obligations in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Annual Report on Form 10-K and in Note 10 in Item 8 of this Annual Report on Form 10-K. Although we believe our existing cash flows from operations will be sufficient to meet our future capital needs, our ability to satisfy our long-term contractual obligations may be dependent on our ability to access capital markets. Our ability to access capital markets efficiently depends on a number of factors, including the state of global credit and equity markets, interest rates, credit spreads and our credit ratings. If we are unable to access capital markets to issue new debt, refinance existing debt or sell shares of our Non-Voting Common Stock as needed, or if we are unable to obtain such financing on acceptable terms, our business could be adversely impacted.

We could be subject to losses and reputational harm if we, or our agents, fail to properly safeguard sensitive and confidential information or as a result of cyber attacks. We are dependent on the effectiveness of our information and cyber security policies, procedures and capabilities to protect our computer and telecommunications systems and the data that resides in or is transmitted through such systems. As part of our normal operations, we maintain and transmit confidential information about our clients and employees as well as proprietary information relating to our business operations. We maintain a system of internal controls designed to provide reasonable assurance that fraudulent activity, including misappropriation of assets, fraudulent financial reporting and unauthorized access to sensitive or confidential data, is either prevented or detected on a timely basis. Nevertheless, all technology systems remain vulnerable to unauthorized access and may be corrupted by cyber attacks, computer viruses or other malicious software code, the nature of which threats are constantly evolving and becoming increasingly sophisticated. In addition, authorized persons could inadvertently or intentionally release confidential or proprietary information. Although we take precautions to password protect and encrypt our mobile electronic hardware, if such hardware is stolen, misplaced or left unattended, it may become vulnerable to hacking or other unauthorized use, creating a possible security risk and resulting in potentially costly actions by us. Breach or other failure of our technology systems, including those of third parties with which we do business, or failure to timely and effectively identify and respond to any such breach or failure, could result in the loss of valuable information, liability for stolen assets or information, remediation costs to repair damage caused by the incident, additional security costs to mitigate against future incidents and litigation costs resulting from the incident. Moreover, loss of confidential customer identification information could harm our reputation, result in the termination of contracts by our existing customers and subject us to liability under laws that protect confidential personal data, resulting in increased costs or loss of revenues. Recent well-publicized security breaches at other companies have led to enhanced government and regulatory scrutiny of the measures taken by companies to protect against cyber attacks, and may in the future result in heightened cyber security requirements, including additional regulatory expectations for oversight of vendors and service providers.

Failure to maintain adequate infrastructure could impede our productivity and ability to support business growth. Our infrastructure, including our technological capacity, data centers and office space, is vital to the operations and competitiveness of our business. The failure to maintain an infrastructure commensurate with the size and scope of our business, including any expansion, could impede our productivity and growth, which could result in a decline in our earnings.

Failure to maintain adequate business continuity plans could have a material adverse impact on us and our products. Significant portions of our business operations and those of our critical third-party service providers are concentrated in a few geographic areas, including Boston, Massachusetts and Seattle, Washington. Critical operations that are geographically concentrated in Boston and/or Seattle include trading operations, information technology, fund administration, and custody and portfolio accounting services for the Company’s products. Should we, or any of our critical service providers, experience a significant local or regional disaster or other business continuity problem, our continued success will depend in part on the safety and availability of our personnel, our office facilities, and the proper functioning of our computer, telecommunication and other related systems and operations. The failure by us, or any of our critical service providers, to maintain updated adequate business continuity plans, including backup facilities, could impede our ability to operate in the event of a disruption, which could cause our earnings to decline. We have developed various backup systems and contingency plans but we cannot be assured that they will be adequate in all circumstances that could arise or that material interruptions and disruptions will not occur. In addition, we rely to varying degrees on outside vendors for disaster contingency support, and we cannot be assured that these vendors will be able to perform in an adequate and timely manner. If we, or any of our critical service providers, are unable to respond adequately to such an event in a timely manner, we may be unable to continue our business operations, which could lead to a damaged reputation and loss of customers that results in a decrease in assets under management, lower revenues and reduced net income.

We pursue growth in the United States and abroad in part through acquisitions, which exposes us to risks inherent in assimilating new operations, expanding into new jurisdictions and executing on new development opportunities.  Our growth strategy is based in part on the selective development or acquisition of asset management or related businesses that we believe will add value to our business and generate positive net returns.  This strategy may not be effective, and failure to successfully develop and implement such a strategy may decrease earnings and harm the Company’s competitive position in the investment management industry.

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

Expansion into international markets and the introduction of new products and/or services increases our operational, regulatory and other risks. We continue to increase our product offerings and international business activities. As a result of such expansion, we face increased operational, regulatory, compliance and reputational risks. The failure of our compliance and internal control systems to properly mitigate such additional risks, or of our operating infrastructure to support such expansion, could result in operational failures and regulatory fines or sanctions. Our operations in the United Kingdom, the European Economic Area, Australia and Singapore are subject to significant compliance, disclosure and other obligations. We incur additional costs to satisfy the requirements of the European Union Directive on Undertakings for Collective Investments in Transferable Securities and the Alternative Investment Fund Managers Directive (together, the “Directives”). The Directives may also limit our operating flexibility and impact our ability to expand in European markets. Activity in international markets also exposes us to fluctuations in currency exchange rates, which may adversely affect the U.S. dollar value of revenues, expenses and assets associated with our business activities outside the United States. Actual and anticipated changes in current exchange rates may also adversely affect international demand for our investment products and services, most of which represent investments primarily in U.S. dollar-based assets. Because many of our costs to support international business activities are based in U.S. dollars, the profitability of such activities may be adversely affected by a weakening of the U.S. dollar versus other currencies in which we derive significant revenues.

Legal and regulatory developments affecting the investment industry could increase our regulatory costs and/or reduce our revenues. Our business is subject to complex and extensive regulation by various regulatory authorities in jurisdictions around the world. This regulatory environment may be altered without notice by new laws or regulations, revisions to existing regulations or new interpretations or guidance. Global financial regulatory reform initiatives are likely to result in more stringent regulation, and changes in laws or regulations and their application to us could have a material adverse impact on our business, our profitability and mode of operations. In recent years, regulators in both the United States and abroad have increased oversight of the financial sector of the economy. Some of the newly adopted and proposed regulations are focused directly on the investment management industry, while others are more broadly focused, but impact our industry.

In July 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act established enhanced regulatory requirements for non-bank financial institutions designated as “systemically important” by the FSOC. Under a final rule and interpretive guidance issued by FSOC in April 2012, certain non-bank financial companies have been designated as SIFIs. Additional non-bank financial companies, which may include large asset management companies such as us, may be designated as SIFIs in the future. If we are designated a SIFI, we would be subject to enhanced prudential measures, which could include capital and liquidity requirements, leverage limits, enhanced public disclosures and risk management requirements, annual stress testing by the Federal Reserve, credit exposure and concentration limits, supervisory and other requirements. These heightened regulatory obligations could, individually or in the aggregate, adversely impact our business and operations.

In February 2012, the CFTC adopted certain amendments to existing rules that required additional registrations in connection with the operation of our mutual funds and certain other products we sponsor that use futures, swaps or other derivatives. Eaton Vance Management, BMR and Parametric are registered with the CFTC and the NFA as Commodity Pool Operators and Commodity Trading Advisors and other subsidiaries of the Company claim exemptions from registration. We may incur ongoing costs associated with monitoring compliance with applicable CFTC and NFA requirements, including registration and exemption obligations and the periodic reporting requirements of Commodity Pool Operators and Commodity Trading Advisors.

Pursuant to the mandate of the Dodd-Frank Act, the CFTC and the SEC have promulgated rules that increase the regulation of over-the-counter derivatives markets. The regulations require many types of derivatives that were previously traded over-the-counter to be executed in regulated markets and submitted for clearing to regulated clearinghouses. Complying with the new regulations may significantly increase the costs of derivatives trading on behalf of our clients. The Dodd-Frank Act also expanded the CFTC’s authority to limit the maximum long or short position that any person may take in futures contracts, options on futures contracts and certain swaps. Final rules implementing this authority may be adopted by the CFTC that could require all accounts owned or managed by Commodity Trading Advisors like Eaton Vance Management or BMR to be aggregated towards such “speculative position limits.” Complying with these rules may negatively affect the Company’s financial condition or performance by requiring changes to existing strategies or preventing an investment strategy from being fully implemented.

Certain of our subsidiaries are required to file quarterly reports on Form PF for private funds they manage, pursuant to systemic risk reporting requirements adopted by the SEC. These filings have required, and will continue to require, significant investments in people and systems to ensure timely and accurate reporting. In addition, proposals by the SEC in 2015 to revise Form ADV and establish Form N-PORT, which would require mutual funds to report information about their monthly portfolio holdings to the SEC in a structured data format, would impose further reporting obligations on us and the funds we manage, if adopted.

In October 2014, the SEC, the Federal Deposit Insurance Corporation, the Federal Reserve and certain other federal regulators finalized regulations that mandate risk retention for securitizations. The rules are effective for securitization transactions collateralized by residential mortgages beginning on December 24, 2015, and for all other securitization transactions beginning on December 24, 2016. Under the final rules, the Company may be required to hold interests equal to 5 percent of the credit risk of the assets of any new CLO entities that we manage (unless the CLO entity invests only in certain qualifying loans) and would be prohibited from selling or hedging those interests in accordance with the limitations on such sales or hedges set forth in the final rule. The new mandatory risk retention requirement for CLO entities may result in the Company having to invest money to launch new CLO entities that would otherwise be available for other uses. Such investments would also subject the Company to exposure to the underlying performance of the assets of the CLO entities and could have an adverse impact on our results of operations or financial condition.

In 2015, the U.S. Department of Labor re-proposed regulations seeking to change the definition of who is an investment advice fiduciary under the Employee Retirement Income Security Act of 1974 (“ERISA”) and how advice can be provided to retirement account holders in 401(k) plans, individual retirement accounts and other qualified retirement programs. If the regulations are issued with provisions substantially similar to those of the current draft, they could materially impact the provision of investment services to retirement accounts, which could negatively effect our results of operations. In late 2015, the SEC proposed new rules addressing liquidity risk management by registered open-end funds and the use of derivatives by registered open-end and closed-end funds. If adopted, these rules could limit investment opportunities for certain funds we manage and increase our management and administration costs, with potential adverse effects on our revenues, expenses and results of operations.

All of these new and developing laws and regulations will likely result in greater compliance and administrative burdens on us, increasing our expenses.

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

Changes in corporate tax laws or exposure to additional income tax liabilities could have a material impact on our financial condition, results of operations and/or liquidity. Tax authorities may disagree with certain positions we have taken and assess additional taxes. We regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provision. However, there can be no assurance that we will accurately predict the outcomes of these audits, and the actual outcomes of these audits could have a material impact on our financial statements. We are subject to ongoing tax audits in various jurisdictions, including several states. Changes in tax laws or tax rulings could materially impact our effective tax rate.

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

Our Non-Voting Common Stock lacks voting rights. Our Non-Voting Common Stock has no voting rights under any circumstances. All voting power resides with our Voting Common Stock, all shares of which are held by officers of the Company and our subsidiaries and deposited in a voting trust (the “Voting Trust”) in exchange for Voting Trust Receipts. As of October 31, 2015, there were 21 holders of Voting Trust Receipts representing Voting Common Stock, each holder of which is a Voting Trustee of the Voting Trust. Holders of Non-Voting Common Stock should understand that such ownership interests have no ability to vote in the election of the Company’s Board of Directors or otherwise to influence the Company’s management and strategic direction.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We conduct our principal operations through leased offices located in Boston, Massachusetts; Atlanta, Georgia; Minneapolis, Minnesota; New York, New York; Seattle, Washington; Westport, Connecticut; London, England; Singapore and Sydney, Australia. For more information, please see Note 20 of our Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Non-Voting Common Stock, Dividend History and Policy

Our Voting Common Stock, $0.00390625 par value, is not publicly traded, and was held as of October 31, 2015 by 21 Voting Trustees pursuant to the Voting Trust described in Item 12 hereof, which Item is incorporated herein by reference. Dividends on our Voting Common Stock are paid quarterly and are equal to the dividends paid on our Non-Voting Common Stock (see below).

Our Non-Voting Common Stock, $0.00390625 par value, is traded on the New York Stock Exchange under the symbol EV. The approximate number of registered holders of record of our Non-Voting Common Stock at October 31, 2015 was 980. The high and low common stock sales prices and dividends declared per share were as follows for the periods indicated:

	Fiscal 2015			Fiscal 2014
	High Price	Low Price	Dividends Per Share	High Price	Low Price	Dividends Per Share
Quarter Ended:
January 31	$46.75	$36.39	$0.250	$43.82	$37.98	$0.220
April 30	$44.18	$39.70	$0.250	$39.22	$35.03	$0.220
July 31	$43.00	$37.85	$0.250	$38.66	$35.00	$0.220
October 31	$39.72	$32.35	$0.265	$39.66	$33.47	$0.250

We currently expect to declare and pay quarterly dividends on our Voting and Non-Voting Common Stock that are comparable to those declared in the fourth quarter of fiscal 2015.

(The remainder of this page is intentionally left blank)

Performance Graph

The following graph compares the cumulative total shareholder return on our Non-Voting Common Stock for the period from November 1, 2010 through October 31, 2015 to that of the Morningstar Financial Services Sector Index and the Standard & Poor’s 500 Stock Index (“S&P 500 Index”) over the same period. The comparison assumes $100 was invested on October 31, 2010 in our Non-Voting Common Stock and the compared indices at the closing price on that day and assumes reinvestments of all dividends paid over the period.

Comparison of Five-Year Cumulative Total Shareholder Return

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The table below sets forth information regarding purchases by the Company of our Non-Voting Common Stock on a monthly basis during the fourth quarter of fiscal 2015:

			(c)	(d)
			Total Number of	Maximum
			Shares	Number of
			Purchased as	Shares that
	(a)		Part of	May Yet Be
	Total	(b)	Publicly	Purchased
	Number of	Average	Announced	under the
	Shares	Price Paid	Plans or	Plans or
Period	Purchased	Per Share	Programs(1)	Programs
August 1, 2015 through August 31, 2015	250,330	$34.55	250,330	5,613,058
September 1, 2015 through September 30, 2015	1,095,391	$34.03	1,095,391	4,517,667
October 1, 2015 through October 31, 2015	1,290,535	$35.03	1,290,535	3,227,132
Total	2,636,256	$34.57	2,636,256	3,227,132

(1)	We announced a share repurchase program on April 15, 2015, which authorized the repurchase of up to 8,000,000 shares of our Non-Voting Common Stock in the open market and in private transactions in accordance with applicable securities laws. This repurchase program is not subject to an expiration date.

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

Financial Highlights

	For the Years Ended October 31,
(in thousands, except per share data)	2015	2014	2013	2012	2011

Income Statement Data:
Total revenue	$1,403,563	$1,450,294	$1,357,503	$1,209,036	$1,248,606
Net income(1)	238,191	321,164	230,426	264,768	227,574
Net income attributable to non-controlling and other beneficial interests(2)	7,892	16,848	36,585	61,303	12,672
Net income attributable to Eaton Vance Corp. shareholders(1)	230,299	304,316	193,841	203,465	214,902
Adjusted net income attributable to Eaton Vance Corp. shareholders(3)	274,990	309,627	262,942	223,331	245,118

Balance Sheet Data:
Total assets(4)	$2,116,471	$1,860,086	$2,407,249	$1,979,491	$1,831,300
Debt(5)	573,811	573,655	573,499	500,000	500,000
Redeemable non-controlling interests (temporary equity)	88,913	107,466	74,856	98,765	100,824
Total Eaton Vance Corp. shareholders’ equity	620,231	655,176	669,784	612,072	460,415
Non-redeemable non-controlling interests	1,725	2,305	1,755	1,513	889
Total permanent equity	621,956	657,481	671,539	613,585	461,304

Per Share Data:
Earnings per share:
Basic	$2.00	$2.55	$1.60	$1.76	$1.82
Diluted	1.92	2.44	1.53	1.72	1.75
Adjusted diluted(3)	2.29	2.48	2.08	1.89	2.00
Cash dividends declared	1.015	0.910	1.820	0.770	0.730

(1)	Net income and net income attributable to Eaton Vance Corp. shareholders reflects a one-time payment of $73.0 million to terminate certain closed-end fund service and additional compensation arrangements with a distribution partner in fiscal 2015.

(2)	Net income attributable to non-controlling and other beneficial interests reflects an increase (decrease) of $(0.2) million, $5.3 million, $24.3 million, $19.9 million and $30.2 million in the estimated redemption value of redeemable non-controlling interests in our majority-owned subsidiaries in fiscal 2015, 2014, 2013, 2012 and 2011, respectively. Net income attributable to non-controlling and other beneficial interests also includes net income (loss) of $(5.8) million, $(4.1) million, $(8.5) million, $22.6 million and $(34.5) million, respectively, in fiscal 2015, 2014, 2013, 2012 and 2011 substantially borne by other beneficial interest holders of consolidated CLO entities.

(3)	Represents a non-U.S. GAAP financial measure. The Company defines adjusted net income attributable to Eaton Vance Corp. shareholders and adjusted earnings per diluted share as net income attributable to Eaton Vance Corp. shareholders and earnings per diluted share, respectively, adjusted to exclude changes in the estimated redemption value of non-controlling interests in our affiliates redeemable at other than fair value (“non-controlling interest value adjustments”), closed-end fund structuring fees, payments to end closed-end fund service and additional compensation arrangements and other items management deems non-recurring or non-operating in nature, or otherwise outside the ordinary course of business (such as special dividends, costs associated with the extinguishment of debt and tax settlements). Adjusted net income attributable to Eaton Vance Corp. shareholders and adjusted earnings per diluted share should not be construed to be a substitute for, or superior to, net income attributable to Eaton Vance Corp. shareholders and earnings per diluted share computed in accordance with accounting principles generally accepted in the United States of America. Our use of these adjusted numbers, including reconciliations of net income attributable to Eaton Vance Corp. shareholders to adjusted net income attributable to Eaton Vance Corp. shareholders and earnings per diluted share to adjusted earnings per diluted share, is discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Annual Report on Form 10-K.

(4)	Total assets on October 31, 2015, 2014, 2013, 2012 and 2011 include $467.1 million, $156.5 million, $728.1 million, $468.4 million and $481.8 million of assets held by consolidated CLO entities, respectively.

(5)	In fiscal 2013, the Company tendered $250 million of its 6.5 percent Senior Notes due 2017 and issued $325 million of 3.625 percent Senior Notes due 2023. The Company recognized a loss on extinguishment of debt totaling $53.0 million in conjunction with the tender in fiscal 2013.

(The remainder of this page is intentionally left blank)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

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

Through our subsidiaries Eaton Vance Management and Atlanta Capital Management, LLC (“Atlanta Capital”) and other affiliates, we manage active equity, income and alternative strategies across a range of investment styles and asset classes, including U.S. and global equities, floating-rate bank loans, municipal bonds, global income, high-yield and investment grade bonds. Through our subsidiary Parametric Portfolio Associates LLC (“Parametric”), we manage a range of engineered alpha strategies, including systematic equity, systematic alternatives and managed options strategies. Through Parametric, we also provide portfolio implementation and overlay services, including tax-managed core and specialty index strategies, centralized portfolio management of multi-manager portfolios and customized exposure management services. We also oversee the management of, and distribute, investment funds sub-advised by unaffiliated third-party managers, including global, regional and sector equity, and asset allocation strategies. Our breadth of investment management capabilities supports a wide range of products and services offered to fund shareholders, retail managed account investors, institutional investors and high-net-worth clients. Our equity strategies encompass a diversity of investment objectives, risk profiles, income levels and geographic representation. Our income investment strategies cover a broad duration and credit quality range and encompass both taxable and tax-free investments. We also offer a range of alternative investment strategies, including commodity- and currency-based investments and a spectrum of absolute return strategies. As of October 31, 2015, we had $311.4 billion in consolidated assets under management.

We distribute our funds and retail managed accounts principally through financial intermediaries. We have broad market reach, with distribution partners including national and regional broker-dealers, independent broker-dealers, registered investment advisors, banks and insurance companies. We support these distribution partners with a team of approximately 130 sales professionals covering U.S. and international markets.

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

Our revenue is derived primarily from investment advisory, administrative, distribution and service fees received from Eaton Vance and Parametric funds and investment advisory fees received from separate accounts. Our fees are based primarily on the value of the investment portfolios we manage and fluctuate with changes in the total value and mix of assets under management. As a matter of course, investors in our sponsored open-end funds and separate accounts have the ability to redeem their investments at any time, without prior notice, and there are no material restrictions that would prevent them from doing so. Our major expenses are employee compensation, distribution-related expenses, facilities expense and information technology expense.

Our discussion and analysis of our financial condition, results of operations and cash flows is based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to goodwill and intangible assets, income taxes, investments and stock-based compensation. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under current circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates.

Business Developments

Please see “Recent Developments” within the Item 1 Business Section of this Annual Report on Form 10-K for a summary of recent developments in our business.

Consolidated Assets under Management

Consolidated assets under management were $311.4 billion on October 31, 2015, an increase of $13.6 billion, or 5 percent, from $297.7 billion of consolidated assets under management on October 31, 2014. Consolidated net inflows totaled $16.7 billion in fiscal 2015, representing an organic growth rate of 6 percent. Market price declines in managed assets reduced consolidated assets under management by $3.1 billion in fiscal 2015. Average consolidated assets under management increased by $15.6 billion, or 5 percent, to $303.8 billion for the year.

During fiscal 2015, the S&P 500 Index, a broad measure of U.S. equity market performance, returned 3.0 percent and the Barclays U.S. Aggregate Bond Index, a broad measure of U.S. bond market performance, returned 2.0 percent. The MSCI Emerging Market Index, a broad measure of emerging market equity performance, returned -16.6 percent in the period.

We report managed assets and flow data by investment mandate. In fiscal 2015, we provided an additional breakout of our assets and flows, separating “Exposure Management” from “Portfolio Implementation.” This separation better highlights the distinctive aspects of these growing business lines. The “Portfolio Implementation” category consists of Parametric’s tax-managed core and specialty index strategies and centralized portfolio management services. The “Exposure Management” category consists of Parametric’s futures- and options-based customized exposure management services.

Consolidated Assets under Management by Investment Mandate(1) (2)

	October 31,						2015	2014
		% of		% of		% of	vs.	vs.
(in millions)	2015	Total	2014	Total	2013	Total	2014	2013
Equity(3)	$90,013	29%	$96,379	33%	$93,585	34%	-7%	3%
Fixed income(4)	52,373	17%	46,062	15%	44,414	16%	14%	4%
Floating-rate income	35,619	11%	42,009	14%	41,821	15%	-15%	0%
Alternative	10,173	3%	11,241	4%	15,212	5%	-10%	-26%
Portfolio implementation(5)	59,487	19%	48,008	16%	42,992	15%	24%	12%
Exposure management(5)	63,689	21%	54,036	18%	42,645	15%	18%	27%

Total	$311,354	100%	$297,735	100%	$280,669	100%	5%	6%

(1)	Consolidated Eaton Vance Corp. See table on page 37 for managed assets and flows of 49 percent-owned Hexavest Inc., which are not included in the table above.
(2)	Assets under management for which we estimate fair value using significant unobservable inputs are not material to the total value of the assets we manage.
(3)	Includes assets in balanced accounts holding income securities.
(4)	Includes assets in cash management accounts.
(5)	Portfolio implementation and exposure management categories were previously reported as a single category, implementation services.

Equity assets under management included $31.7 billion, $31.7 billion and $29.4 billion of assets managed for after-tax returns on October 31, 2015, 2014 and 2013, respectively. Portfolio implementation assets under management included $40.0 billion, $34.1 billion and $29.7 billion of custom core assets managed for after-tax returns on October 31, 2015, 2014 and 2013, respectively. Fixed income assets included $30.3 billion, $27.4 billion and $25.8 billion of tax-exempt municipal bond assets on October 31, 2015, 2014 and 2013, respectively.

The following tables summarize our consolidated assets under management and asset flows by investment mandate and investment vehicle for the fiscal years ended October 31, 2015, 2014 and 2013:

Consolidated Net Flows by Investment Mandate(1)

				2015	2014
	Years Ended October 31,			vs.	vs.
(in millions)	2015	2014	2013	2014	2013
Equity assets - beginning of period(2)	$96,379	$93,585	$80,782	3%	16%
Sales and other inflows	18,082	14,473	16,989	25%	-15%
Redemptions/outflows	(22,993)	(19,099)	(19,459)	20%	-2%
Net flows	(4,911)	(4,626)	(2,470)	6%	87%
Assets acquired(4)	-	-	1,572	NM (3)	NM
Exchanges	50	567	328	-91%	73%
Market value change	(1,505)	6,853	13,373	NM	-49%
Equity assets - end of period	$90,013	$96,379	$93,585	-7%	3%
Fixed income assets - beginning of period(5)	46,062	44,414	49,172	4%	-10%
Sales and other inflows	18,516	12,024	10,881	54%	11%
Redemptions/outflows	(11,325)	(11,867)	(14,015)	-5%	-15%
Net flows	7,191	157	(3,134)	NM	NM
Assets acquired(4)	-	-	472	NM	NM
Exchanges	52	96	(510)	-46%	NM
Market value change	(932)	1,395	(1,586)	NM	NM
Fixed income assets - end of period	$52,373	$46,062	$44,414	14%	4%
Floating-rate income assets - beginning of period	42,009	41,821	26,388	0%	58%
Sales and other inflows	9,336	15,669	21,729	-40%	-28%
Redemptions/outflows	(14,376)	(14,742)	(6,871)	-2%	115%
Net flows	(5,040)	927	14,858	NM	-94%
Exchanges	(136)	(145)	397	-6%	NM
Market value change	(1,214)	(594)	178	104%	NM
Floating-rate income assets - end of period	$35,619	$42,009	$41,821	-15%	0%
Alternative assets - beginning of period	11,241	15,212	12,864	-26%	18%
Sales and other inflows	3,219	3,339	8,195	-4%	-59%
Redemptions/outflows	(3,892)	(7,237)	(5,688)	-46%	27%
Net flows	(673)	(3,898)	2,507	-83%	NM
Assets acquired(4)	-	-	650	NM	NM
Exchanges	24	(89)	(184)	NM	-52%
Market value change	(419)	16	(625)	NM	NM
Alternative assets - end of period	$10,173	$11,241	$15,212	-10%	-26%
Portfolio implementation assets - beginning of period(6)	48,008	42,992	30,302	12%	42%
Sales and other inflows	18,034	8,331	9,674	116%	-14%
Redemptions/outflows	(7,217)	(7,449)	(5,493)	-3%	36%
Net flows	10,817	882	4,181	NM	-79%
Assets acquired(4)	-	-	32	NM	NM
Exchanges	-	(461)	(118)	NM	291%
Market value change	662	4,595	8,595	-86%	-47%
Portfolio implementation assets - end of period	$59,487	$48,008	$42,992	24%	12%
Exposure management assets - end of period(6)	54,036	42,645	-	27%	NM
Sales and other inflows	57,586	52,914	30,167	9%	75%
Redemptions/outflows	(48,286)	(43,604)	(21,394)	11%	104%
Net flows	9,300	9,310	8,773	0%	6%
Assets acquired(4)	-	-	32,032	NM	NM
Market value change	353	2,081	1,840	-83%	13%
Exposure management assets - end of period	$63,689	$54,036	$42,645	18%	27%
Total fund and separate account assets - beginning of period	297,735	280,669	199,508	6%	41%
Sales and other inflows	124,773	106,750	97,635	17%	9%
Redemptions/outflows	(108,089)	(103,998)	(72,920)	4%	43%
Net flows	16,684	2,752	24,715	506%	-89%
Assets acquired(4)	-	-	34,758	NM	NM
Exchanges	(10)	(32)	(87)	-69%	-63%
Market value change	(3,055)	14,346	21,775	NM	-34%
Total assets under management - end of period	$311,354	$297,735	$280,669	5%	6%

(1)	Consolidated Eaton Vance Corp. See table on page 37 for managed assets and flows of 49 percent-owned Hexavest Inc., which are not included in the table above.
(2)	Includes assets in balanced accounts holding income securities.
(3)	Not meaningful (“NM”).
(4)	Represents assets acquired in the purchase of The Clifton Group Investment Management Company on December 31, 2012.
(5)	Includes assets in cash management accounts.
(6)	Portfolio implementation and exposure management categories were previously reported as a single category, implementation services.

Consolidated Net Flows by Investment Vehicle(1)

				2015	2014
	Years Ended October 31,			vs.	vs.
(in millions)	2015	2014	2013	2014	2013
Fund assets - beginning of period(2)	$134,564	$133,401	$113,418	1%	18%
Sales and other inflows	32,029	35,408	43,606	-10%	-19%
Redemptions/outflows	(36,330)	(38,077)	(29,970)	-5%	27%
Net flows	(4,301)	(2,669)	13,636	61%	NM
Assets acquired(3)	-	-	638	NM	NM
Exchanges	181	(32)	(279)	NM	-89%
Market value change	(4,510)	3,864	5,988	NM	-35%
Fund assets - end of period	$125,934	$134,564	$133,401	-6%	1%
Institutional separate account assets - beginning of period(4)	106,443	95,724	43,338	11%	121%
Sales and other inflows	75,568	59,938	41,108	26%	46%
Redemptions/outflows	(61,569)	(54,957)	(31,548)	12%	74%
Net flows	13,999	4,981	9,560	181%	-48%
Assets acquired(3)	-	-	34,120	NM	NM
Exchanges	(208)	216	183	NM	18%
Market value change	(247)	5,522	8,523	NM	-35%
Institutional separate account assets - end of period	$119,987	$106,443	$95,724	13%	11%
High-net-worth separate account assets - beginning of period	22,235	19,699	15,036	13%	31%
Sales and other inflows	4,816	3,532	4,763	36%	-26%
Redemptions/outflows	(2,933)	(3,620)	(3,699)	-19%	-2%
Net flows	1,883	(88)	1,064	NM	NM
Exchanges	(99)	286	(16)	NM	NM
Market value change	497	2,338	3,615	-79%	-35%
High-net-worth separate account assets - end of period	$24,516	$22,235	$19,699	10%	13%
Retail managed account assets - beginning of period	34,493	31,845	27,716	8%	15%
Sales and other inflows	12,360	7,872	8,158	57%	-4%
Redemptions/outflows	(7,257)	(7,344)	(7,703)	-1%	-5%
Net flows	5,103	528	455	866%	16%
Exchanges	116	(502)	25	NM	NM
Market value change	1,205	2,622	3,649	-54%	-28%
Retail managed account assets - end of period	$40,917	$34,493	$31,845	19%	8%
Total fund and separate account assets - beginning of period	297,735	280,669	199,508	6%	41%
Sales and other inflows	124,773	106,750	97,635	17%	9%
Redemptions/outflows	(108,089)	(103,998)	(72,920)	4%	43%
Net flows	16,684	2,752	24,715	506%	-89%
Assets acquired(3)	-	-	34,758	NM	NM
Exchanges	(10)	(32)	(87)	-69%	-63%
Market value change	(3,055)	14,346	21,775	NM	-34%
Total assets under management - end of period	$311,354	$297,735	$280,669	5%	6%

(1)	Consolidated Eaton Vance Corp. See table on page 37 for managed assets and flows of 49 percent-owned Hexavest Inc., which are not included in the table above.
(2)	Includes assets in cash management funds.
(3)	Represents assets acquired in the purchase of The Clifton Group Investment Management Company on December 31, 2012.
(4)	Includes assets in cash management separate accounts.

The following table summarizes our assets under management by investment affiliate as of October 31, 2015, 2014 and 2013:

Consolidated Assets under Management by Investment Affiliate (1)

	Years Ended October 31,			2015	2014
				vs.	vs.
(in millions)	2015	2014	2013	2014	2013
Eaton Vance Management(2)	$141,415	$143,100	$144,729	-1%	-1%
Parametric	152,506	136,176	117,008	12%	16%
Atlanta Capital	17,433	18,459	18,932	-6%	-2%
Total	$311,354	$297,735	$280,669	5%	6%

(1)	Consolidated Eaton Vance Corp. See table on page 37 for managed assets and flows of 49 percent-owned Hexavest Inc., which are not included in the table above.
(2)	Includes managed assets of wholly owned subsidiaries, as well as certain Eaton Vance-sponsored funds and accounts managed by Hexavest and unaffiliated third-party advisers under Eaton Vance supervision.

As of October 31, 2015, 49 percent-owned affiliate Hexavest Inc. (“Hexavest”) managed $13.9 billion of client assets, a decrease of 16 percent from $16.7 billion of managed assets on October 31, 2014. Other than Eaton Vance-sponsored funds for which Hexavest is adviser or sub-adviser, the managed assets of Hexavest are not included in Eaton Vance consolidated totals.

The following table summarizes assets under management and asset flow information for Hexavest for the fiscal years ended October 31, 2015, 2014 and 2013:

Hexavest Assets under Management and Net Flows

				2015	2014
	Years Ended October 31,			vs.	vs.
(in millions)	2015	2014	2013	2014	2013
Eaton Vance distributed:
Eaton Vance sponsored funds – beginning of period(1)	$227	$211	$37	8%	470%
Sales and other inflows	22	58	162	-62%	-64%
Redemptions/outflows	(21)	(57)	(15)	-63%	280%
Net flows	1	1	147	0%	-99%
Market value change	1	15	27	-93%	-44%
Eaton Vance sponsored funds – end of period	$229	$227	$211	1%	8%
Eaton Vance distributed separate accounts – beginning of period(2)	$2,367	$1,574	$-	50%	NM
Sales and other inflows	535	531	1,381	1%	-62%
Redemptions/outflows	(488)	(260)	(33)	88%	688%
Net flows	47	271	1,348	-83%	-80%
Exchanges	-	389	-	NM	NM
Market value change	26	133	226	-80%	-41%
Eaton Vance distributed separate accounts – end of period	$2,440	$2,367	$1,574	3%	50%
Total Eaton Vance distributed – beginning of period	$2,594	$1,785	$37	45%	NM
Sales and other inflows	557	589	1,543	-5%	-62%
Redemptions/outflows	(509)	(317)	(48)	61%	560%
Net flows	48	272	1,495	-82%	-82%
Exchanges	-	389	-	NM	NM
Market value change	27	148	253	-82%	-42%
Total Eaton Vance distributed – end of period	$2,669	$2,594	$1,785	3%	45%
Hexavest directly distributed – beginning of period(3)	$14,101	$15,136	$12,073	-7%	25%
Sales and other inflows	786	1,637	2,703	-52%	-39%
Redemptions/outflows	(3,503)	(3,046)	(1,853)	15%	64%
Net flows	(2,717)	(1,409)	850	93%	NM
Exchanges	-	(389)	-	NM	NM
Market value change	(105)	763	2,213	NM	-66%
Hexavest directly distributed – end of period	$11,279	$14,101	$15,136	-20%	-7%
Total Hexavest assets – beginning of period	$16,695	$16,921	$12,110	-1%	40%
Sales and other inflows	1,343	2,226	4,246	-40%	-48%
Redemptions/outflows	(4,012)	(3,363)	(1,901)	19%	77%
Net flows	(2,669)	(1,137)	2,345	135%	NM
Exchanges	-	-	-	NM	NM
Market value change	(78)	911	2,466	NM	-63%
Total Hexavest assets – end of period	$13,948	$16,695	$16,921	-16%	-1%

(1)	Managed assets and flows of Eaton Vance-sponsored pooled investment vehicles for which Hexavest is adviser or sub-adviser. Eaton Vance receives management and/or distribution revenue on these assets, which are included in the Eaton Vance consolidated results.
(2)	Managed assets and flows of Eaton Vance-distributed separate accounts managed by Hexavest. Eaton Vance receives distribution revenue, but not investment advisory fees, on these assets, which are not included in the Eaton Vance consolidated results.
(3)	Managed assets and flows of pre-transaction Hexavest clients and post-transaction Hexavest clients in Canada. Eaton Vance receives no investment advisory or distribution revenue on these assets, which are not included in the Eaton Vance consolidated results.

We currently sell open-end mutual funds under the Eaton Vance and Parametric brands in five primary pricing structures: front-end load commission (“Class A”); level-load commission (“Class C”); institutional no-load (“Class I,” “Class R6” and “Institutional Class,” referred to herein as “Class I”); retail no-load (“Investor Class” and “Advisers Class,” referred to herein as “Class N”); and retirement plan level-load (“Class R”). We waive the front-end sales load on Class A shares under certain circumstances and sell such shares at net asset value.  Class A shares are offered at net asset value (without a sales charge) to tax-deferred retirement plans and deferred compensation plans, and to clients of financial intermediaries who charge an ongoing fee for advisory, investment, consulting or similar services.  Class A shares are also offered at net asset value to clients of financial intermediaries that have entered into an agreement with EVD to offer Class A shares through a no-load network or platform, to certain separate account clients of Eaton Vance and its affiliates, and to certain persons affiliated with Eaton Vance.

Consolidated Ending Assets under Management by Investment Vehicle(1)

	October 31,						2015	2014
		% of		% of		% of	vs.	vs.
(in millions)	2015	Total	2014	Total	2013	Total	2014	2013
Open-end funds:
Class A	$23,593	8%	$26,955	9%	$29,989	11%	-12%	-10%
Class B	299	0%	449	0%	662	0%	-33%	-32%
Class C	8,891	3%	9,466	3%	9,800	3%	-6%	-3%
Class I(2)	38,168	12%	42,073	14%	42,331	15%	-9%	-1%
Class N	1,461	0%	1,773	1%	2,311	1%	-18%	-23%
Class R	516	0%	445	0%	373	0%	16%	19%
Other	1,910	1%	2,015	1%	1,524	1%	-5%	32%
Total open-end funds	74,838	24%	83,176	28%	86,990	31%	-10%	-4%
Private funds(3)	26,647	8%	25,969	9%	21,500	8%	3%	21%
Closed-end funds	24,449	8%	25,419	8%	24,911	9%	-4%	2%
Total fund assets	125,934	40%	134,564	45%	133,401	48%	-6%	1%
Institutional account assets(4)	119,987	39%	106,443	36%	95,724	34%	13%	11%
High-net-worth account assets	24,516	8%	22,235	7%	19,699	7%	10%	13%
Retail managed account assets	40,917	13%	34,493	12%	31,845	11%	19%	8%
Total separate account assets	185,420	60%	163,171	55%	147,268	52%	14%	11%
Total	$311,354	100%	$297,735	100%	$280,669	100%	5%	6%

(1)	Consolidated Eaton Vance Corp. See table on page 37 for managed assets and flows of 49 percent-owned Hexavest Inc., which are not included in the table above.
(2)	Includes Class R6 shares.
(3)	Includes privately offered equity, fixed income and floating-rate income funds and CLO entities.
(4)	Includes assets in institutional cash management separate accounts.

Consolidated average assets under management presented in the following tables represent a monthly average by investment vehicle and mandate. These tables are intended to provide information useful in the analysis of our asset-based revenue and distribution expenses. Separate account investment advisory fees are generally calculated as a percentage of either beginning, average or ending quarterly assets. Fund investment advisory, administrative, distribution and service fees, as well as certain expenses, are generally calculated as a percentage of average daily assets.

Consolidated Average Assets under Management by Product(1)

				2015	2014
	Years Ended October 31,			vs.	vs.
(in millions)	2015	2014	2013	2014	2013
Open-end funds:
Class A	$25,103	$27,338	$29,550	-8%	-7%
Class B	370	571	813	-35%	-30%
Class C	9,198	9,656	9,814	-5%	-2%
Class I(2)	40,585	42,245	36,986	-4%	14%
Class N	1,561	3,888	1,885	-60%	106%
Class R	482	412	329	17%	25%
Other	1,810	1,795	923	1%	94%
Total open-end funds	79,109	85,905	80,300	-8%	7%
Private funds(3)	26,141	23,617	19,756	11%	20%
Closed-end funds	24,956	25,395	23,945	-2%	6%
Total fund assets	130,206	134,917	124,001	-3%	9%
Institutional account assets(4)	112,309	99,224	80,028	13%	24%
High-net-worth account assets	23,472	20,681	17,521	13%	18%
Retail managed account assets	37,783	33,384	29,701	13%	12%
Total separate account assets	173,564	153,289	127,250	13%	20%
Total	$303,770	$288,206	$251,251	5%	15%

(1)	Assets under management attributable to acquisitions that closed during the relevant periods are included on a weighted average basis for the period from their respective closing dates.
(2)	Includes Class R6 shares.
(3)	Includes privately offered equity, fixed income and floating-rate bank loan funds and CLO entities.
(4)	Includes assets in institutional cash management separate accounts.

Consolidated Average Assets under Management by Investment Mandate

	October 31,			2015	2014
				vs.	vs.
(in millions)	2015	2014	2013	2014	2013
Equity(1)	$93,413	$94,822	$87,355	-1%	9%
Fixed income(2)	49,263	44,372	48,014	11%	-8%
Floating-rate income	38,238	43,635	33,695	-12%	29%
Alternative	10,584	12,555	15,034	-16%	-16%
Portfolio implementation	52,703	45,961	36,748	15%	25%
Exposure management	59,569	46,861	30,405	27%	54%
Total	$303,770	$288,206	$251,251	5%	15%

(1)	Includes assets in balanced accounts holding income securities.
(2)	Includes assets in cash management accounts.

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

We define adjusted net income attributable to Eaton Vance Corp. shareholders and adjusted earnings per diluted share as net income attributable to Eaton Vance Corp. shareholders and earnings per diluted share, respectively, adjusted to exclude changes in the estimated redemption value of non-controlling interests in our affiliates redeemable at other than fair value (“non-controlling interest value adjustments”), closed-end fund structuring fees, payments to end service and additional compensation arrangements in place for certain Eaton Vance closed-end funds and other items management deems non-recurring or non-operating in nature, or otherwise outside the ordinary course of business (such as the impact of special dividends, costs associated with the extinguishment of debt and tax settlements). Adjusted net income attributable to Eaton Vance Corp. shareholders and adjusted earnings per diluted share should not be construed to be a substitute for, or superior to, net income attributable to Eaton Vance Corp. shareholders and earnings per diluted share computed in accordance with U.S. GAAP. We provide disclosures of adjusted net income attributable to Eaton Vance Corp. shareholders and adjusted earnings per diluted share to reflect the fact that our management and Board of Directors, as well as our investors, consider these adjusted numbers a measure of the Company’s underlying operating performance.

The following table provides a reconciliation of net income attributable to Eaton Vance Corp. shareholders and earnings per diluted share to adjusted net income attributable to Eaton Vance Corp. shareholders and adjusted earnings per diluted share, respectively, for the fiscal years ended October 31, 2015, 2014 and 2013:

40

				2015	2014
	Years Ended October 31,			vs.	vs.
(in thousands, except per share data)	2015	2014	2013	2014	2013

Net income attributable to Eaton Vance Corp. shareholders	$230,299	$304,316	$193,841	-24%	57%
Non-controlling interest value adjustments(1)	(204)	5,311	24,320	NM	-78%
Payments to end certain closed-end fund service and additional compensation arrangements, net of tax(2)	44,895	-	-	NM	NM
Closed-end fund structuring fees, net of tax(3)	-	-	2,851	NM	NM
Loss on extinguishment of debt, net of tax(4)	-	-	35,239	NM	NM
Settlement of state tax audit(5)	-	-	6,691	NM	NM
Adjusted net income attributable to Eaton Vance Corp. shareholders	$274,990	$309,627	$262,942	-11%	18%

Earnings per diluted share	$1.92	$2.44	$1.53	-21%	59%
Non-controlling interest value adjustments	-	0.04	0.19	NM	-79%
Payments to end certain closed-end fund service and additional compensation arrangements, net of tax	0.37	-	-	NM	NM
Closed-end fund structuring fees, net of tax	-	-	0.02	NM	NM
Loss on extinguishment of debt, net of tax	-	-	0.28	NM	NM
Settlement of state tax audit	-	-	0.05	NM	NM
Special dividend adjustment(6)	-	-	0.01	NM	NM
Adjusted earnings per diluted share	$2.29	$2.48	$2.08	-8%	19%

(1)	Please see page 52 “Net Income Attributable to Non-controlling and Other Beneficial Interests,” for a further discussion of the non-controlling interest value adjustments referenced above.
(2)	Reflects a $73.0 million payment, net of tax, to end certain fund services and additional compensation arrangements for certain Eaton Vance closed-end funds. See page 47 for a further discussion.
(3)	Reflects closed-end fund structuring fees, net of tax, associated with the initial public offering of Eaton Vance Municipal Income Term Trust and Eaton Vance Floating-Rate Income Plus Fund in fiscal 2013.
(4)	Reflects a loss on the Company’s retirement of $250 million of its outstanding Senior Notes due in 2017. The loss on extinguishment of debt, net of tax, consists of the make-whole provision, acceleration of deferred financing costs and discounts tied to the original issuance, transaction costs associated with the tender offer, the loss recognized on a reverse treasury lock entered into in conjunction with the tender and accelerated amortization of a treasury rate lock tied to the original issuance.
(5)	Please see page 51, “Income Taxes” for further discussion of the tax settlement adjustment referenced above.
(6)	Reflects the impact of the special dividend paid in the first quarter of fiscal 2013 due to the disproportionate allocation of distributions in excess of earnings to common shareholders under the two-class method.

We reported net income attributable to Eaton Vance Corp. shareholders of $230.3 million, or $1.92 per diluted share, in fiscal 2015 compared to net income attributable to Eaton Vance Corp. shareholders of $304.3 million, or $2.44 per diluted share, in fiscal 2014. We reported adjusted net income attributable to Eaton Vance Corp.

shareholders of $275.0 million, or $2.29 per diluted share, in fiscal 2015 compared to adjusted net income attributable to Eaton Vance Corp. shareholders of $309.6 million, or $2.48 per diluted share, in fiscal 2014. The change in net income attributable to Eaton Vance Corp. shareholders in fiscal 2015 compared to fiscal 2014 can be primarily attributed to the following:

•	A decrease in revenue of $46.7 million, or 3 percent, primarily reflecting lower average managed assets in relatively high fee-rate floating-rate income, alternative and equity mandates, partially offset by growth in lower fee-rate exposure management, portfolio implementation and fixed income mandates.
•	An increase in expenses of $72.7 million, or 8 percent, primarily reflecting the payment of $73.0 million to terminate certain closed-end fund service and additional compensation arrangements in the first quarter of fiscal 2015. Year-over-year increases in compensation and other corporate expenses were largely offset by decreases in other distribution expenses, including the amortization of deferred sales commissions and service fee expenses.
•	A $1.2 million decline in net investment gains (losses) and other investment income, net, primarily reflecting increases in net losses recognized on our seed capital portfolio, offset by an increase in interest and other income recognized on our seed capital portfolio.
•	A $1.7 million decline in income (expense) of the Company’s consolidated CLO entities.
•	A decrease in income taxes of $43.5 million, or 23 percent, reflecting a decrease in the Company’s income before taxes. Consolidated CLO entity income that is allocated to other beneficial interest holders is not subject to tax in the Company’s provision.
•	A decrease in equity in net income of affiliates, net of tax, of $4.7 million, reflecting a decrease in the Company’s net interest in the earnings of sponsored funds accounted for under the equity method.
•	A decrease in net income attributable to non-controlling interests of $9.0 million, reflecting a decrease in the annual adjustments made to the estimated redemption value of non-controlling interests in the Company’s majority-owned subsidiaries redeemable at other than fair value, an increase in net losses of the Company’s consolidated CLO entities that are borne by other beneficial interests and an increase in net losses attributable to non-controlling interest holders in the Company’s consolidated sponsored funds.

Weighted average diluted shares outstanding decreased by 3.4 million shares, or 3 percent, in fiscal 2015 compared to fiscal 2014. The change reflects the impact of shares repurchased over the course of the fiscal year, partially offset by the impact of employee stock option exercises and the annual vesting of restricted stock.

We reported net income attributable to Eaton Vance Corp. shareholders of $304.3 million, or $2.44 per diluted share, in fiscal 2014 compared to net income attributable to Eaton Vance Corp. shareholders of $193.8 million, or $1.53 per diluted share, in fiscal 2013. We reported adjusted net income attributable to Eaton Vance Corp. shareholders of $309.6 million, or $2.48 per diluted share, in fiscal 2014 compared to adjusted net income attributable to Eaton Vance Corp. shareholders of $262.9 million, or $2.08 per diluted share, in fiscal 2013. The change in net income attributable to Eaton Vance Corp. shareholders can be primarily attributed to the following:

•	An increase in revenue of $92.8 million, or 7 percent, reflecting a 15 percent increase in consolidated average assets under management offset by a decrease in our annualized effective fee rate to 50 basis points in fiscal 2014 from 54 basis points in fiscal 2013 due to a shift in product mix toward lower fee-rate mandates.
•	An increase in expenses of $25.9 million, or 3 percent, reflecting increases in compensation, distribution and service fee expenses, fund-related expenses and other operating expenses, offset by reduced amortization of deferred sales commissions.

•	A $3.7 million improvement in net investment gains (losses) and other investment income, net. Net investment losses in fiscal 2013 include a $3.1 million loss on a reverse treasury lock entered into in conjunction with the retirement of $250 million of the 6.5 percent Senior Notes due in October 2017 (the “2017 Senior Notes”).
•	A $3.8 million decline in interest expense, reflecting the retirement of $250 million of the 2017 Senior Notes and the contemporaneous issuance of $325 million of 3.625 percent Senior Notes due 2023 (the “2023 Senior Notes”) in fiscal 2013.
•	The non-recurrence of a $53.0 million loss on extinguishment of debt related to the retirement of the 2017 Senior Notes referenced above.
•	A $4.3 million decline in other expenses of the Company’s consolidated CLO entities, reflecting a decrease in interest and other expenses recognized by those entities in fiscal 2014.
•	An increase in income taxes of $42.8 million, or 30 percent, reflecting an increase in the Company’s income before taxes, offset by a fiscal 2013 tax adjustment of $6.7 million related to the settlement of a state tax audit. Consolidated CLO entity income that is allocated to other beneficial interest holders is not subject to tax in the Company’s provision.
•	An increase in equity in net income of affiliates, net of tax, of $1.9 million, reflecting an increase in our proportionate net interest in Hexavest’s earnings and an increase in the Company’s net interest in the earnings of sponsored funds accounted for under the equity method.
•	A decrease in net income attributable to non-controlling interests of $19.7 million, reflecting a decrease in the annual adjustments made to the estimated redemption value of non-controlling interests in the Company’s majority-owned subsidiaries redeemable at other than fair value, a decrease in net gains recognized by the Company’s consolidated CLO entities that are borne by other beneficial interests and a decrease in net income attributable to non-controlling interest holders in the Company’s majority-owned subsidiaries, offset by an increase in net income attributable to non-controlling interest holders in the Company’s consolidated sponsored funds.

Weighted average diluted shares outstanding decreased by 0.8 million shares, or 1 percent, in fiscal 2014 compared to fiscal 2013. The change reflects the impact of shares repurchased over the course of the fiscal year, partially offset by the impact of employee stock option exercises and the annual vesting of restricted stock.

Revenue

Our revenue declined by $46.7 million, or 3 percent, in fiscal 2015, reflecting lower investment advisory and administrative fees, distribution and underwriter fees, and service fees, partially offset by higher other revenue. Fee revenue declined despite a 5 percent increase in average consolidated assets under management, as the revenue impact of growth in lower fee-rate exposure management, portfolio implementation and fixed income mandates was more than offset by lower average managed assets in higher fee-rate floating-rate income, alternative and equity mandates.

The following table shows our investment advisory and administrative fees, distribution and underwriter fees, service fees and other revenue for the fiscal years ended October 31, 2015, 2014 and 2013:

				2015	2014
	Years Ended October 31,			vs.	vs.
(in thousands)	2015	2014	2013	2014	2013

Investment advisory and administrative fees	$1,196,866	$1,231,188	$1,135,327	-3%	8%
Distribution and underwriter fees	80,815	85,514	89,234	-5%	-4%
Service fees	116,448	125,713	126,560	-7%	-1%
Other revenue	9,434	7,879	6,382	20%	23%
Total revenue	$1,403,563	$1,450,294	$1,357,503	-3%	7%

Investment advisory and administrative fees

Investment advisory and administrative fees are determined by contractual agreements with our sponsored funds and separate accounts and are generally based upon a percentage of the market value of assets under management. Net asset flows and changes in the market value of managed assets affect the amount of managed assets on which investment advisory and administrative fees are earned, while changes in asset mix among different strategies and services affect our average effective fee rate. Investment advisory and administrative fees represented 85 percent of total revenue in fiscal 2015, 85 percent in fiscal 2014 and 84 percent in fiscal 2013.

The decrease in investment advisory and administrative fees of 3 percent, or $34.3 million, in fiscal 2015 from fiscal 2014 can be primarily attributed to a shift in asset mix driven by the loss of assets in higher-fee investment mandates and growth in assets in lower-fee investment mandates. This shift in asset mix is reflected in the decrease in our annualized effective investment advisory and administrative fee rate to 39 basis points in fiscal 2015 from 43 basis points in fiscal 2014.

The increase in investment advisory and administrative fees of 8 percent, or $95.9 million, in fiscal 2014 from fiscal 2013 can be primarily attributed to the 15 percent increase in average assets under management, offset by a decline in our average effective fee rates. The decline in our effective investment advisory and administrative fee rate to 43 basis points in fiscal 2014 from 45 basis points in fiscal 2013 can be primarily attributed to the impact of a shift in product mix from higher-fee to lower-fee investment mandates.

Average effective investment advisory and administrative fee rates for the fiscal years ended October 31, 2015, 2014 and 2013 by investment mandate were as follows:

				2015	2014
	Years Ended October 31,			vs.	vs.
(percent of average daily net assets)	2015	2014	2013	2014	2013

Equity	0.64%	0.65%	0.65%	-2%	-1%
Fixed income	0.43%	0.45%	0.44%	-2%	1%
Floating-rate income	0.53%	0.54%	0.55%	-2%	-1%
Alternatives	0.63%	0.62%	0.64%	1%	-2%
Portfolio implementation	0.16%	0.16%	0.16%	-1%	-2%
Exposure management	0.05%	0.05%	0.06%	2%	-4%
Average effective investment advisory and administrative fee rate	0.39%	0.43%	0.45%	-9%	-4%

Performance fees reflected in the average effective advisory and administrative fee rates shown above totaled $3.7 million, $8.3 million and $4.4 million in fiscal 2015, 2014 and 2013, respectively.

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

The following table shows the total distribution payments with respect to our Class A, Class B, Class C, Class N, Class R and private equity funds for the fiscal years ended October 31, 2015, 2014 and 2013:

44

				2015	2014
	Years Ended October 31,			vs.	vs.
(in thousands)	2015	2014	2013	2014	2013

Class A	$876	$1,241	$1,105	-29%	12%
Class B	2,173	3,540	5,298	-39%	-33%
Class C	64,809	67,739	69,081	-4%	-2%
Class N	136	273	142	-50%	92%
Class R	1,208	1,030	821	17%	25%
Private funds	4,267	3,874	3,626	10%	7%
Total distribution plan payments	$73,469	$77,697	$80,073	-5%	-3%

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

Underwriter fees and other distribution income decreased 6 percent, or $0.5 million, to $7.3 million in fiscal 2015, primarily reflecting a decrease of $0.2 million in underwriter fees received on sales of Class A shares and a decrease of $0.3 million in contingent deferred sales charges received on certain Class A redemptions.

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

Service fee revenue decreased 7 percent, or $9.3 million, to $116.4 million in fiscal 2015 from fiscal 2014, primarily reflecting a decrease in average assets under management in certain classes of funds subject to service fees.

Service fee revenue decreased 1 percent, or $0.8 million, to $125.7 million in fiscal 2014 from fiscal 2013, primarily reflecting a decrease in average assets under management in certain classes of funds subject to service fees.

Other revenue

Other revenue, which consists primarily of sub-transfer agent fees, miscellaneous dealer income, custody fees, Hexavest-related distribution and service revenue, and sub-lease income, increased by $1.6 million in fiscal 2015, primarily reflecting an increase in Hexavest-related revenue. Other revenue increased by $1.5 million in fiscal 2014, primarily reflecting an increase in Hexavest-related revenue.

Expenses

Operating expenses increased 8 percent, or $72.7 million, in fiscal 2015 from fiscal 2014, reflecting increases in distribution, compensation, fund-related and other expenses, offset by lower service fees and reduced amortization of deferred sales commissions as more fully described below. Included in distribution expense for fiscal 2015 is a one-time payment of $73.0 million to terminate certain closed-end fund service and additional compensation arrangements with a distribution partner. Expenses in connection with the Company’s NextShares initiative totaled approximately $7.4 million in fiscal 2015, an increase of 97 percent from $3.7 million in fiscal 2014.

The following table shows our operating expenses for the fiscal years ended October 31, 2015, 2014 and 2013:

				2015	2014
	Years Ended October 31,			vs.	vs.
(in thousands)	2015	2014	2013	2014	2013
Compensation and related costs:
Cash compensation	$414,307	$400,890	$387,343	3%	3%
Stock-based compensation	69,520	60,548	59,791	15%	1%
Total compensation and related costs	483,827	461,438	447,134	5%	3%
Distribution expense	198,155	141,544	139,618	40%	1%
Service fee expense	106,663	116,620	115,149	-9%	1%
Amortization of deferred sales commissions	14,972	17,590	19,581	-15%	-10%
Fund-related expenses	35,886	35,415	34,230	1%	3%
Other expenses	163,613	157,830	148,784	4%	6%
Total expenses	$1,003,116	$930,437	$904,496	8%	3%

Compensation and related costs

The following table shows our compensation and related costs for the fiscal years ended October 31, 2015, 2014 and 2013:

				2015	2014
	Years Ended October 31,			vs.	vs.
(in thousands)	2015	2014	2013	2014	2013

Base salaries and employee benefits	$217,289	$204,935	$187,734	6%	9%
Stock-based compensation	69,520	60,548	59,791	15%	1%
Operating income-based incentives	134,052	137,563	130,359	-3%	6%
Sales incentives	57,716	54,989	64,730	5%	-15%
Other compensation expense	5,250	3,403	4,520	54%	-25%
Total	$483,827	$461,438	$447,134	5%	3%

The increase in base salaries and employee benefits in fiscal 2015 reflects the impact of a 4 percent increase in average headcount to support growth initiatives as well as annual merit increases. The increase in stock-based compensation in fiscal 2015 reflects higher average headcount, an increase in annual stock-based compensation awards and the impact of certain employee retirements and terminations. The decrease in operating income-based incentives in fiscal 2015 reflects lower pre-bonus adjusted operating income. The increase in sales incentives in fiscal 2015 reflects an increase in compensation-eligible sales. Other compensation expense increased due to higher severance costs primarily associated with closing our New Jersey-based affiliate Fox Asset Management LLC (“Fox Asset Management”), as well as additional compensation expense associated with the expansion of our global investment teams in London.

The increase in base salaries and employee benefits in fiscal 2014 primarily reflects an increase in base compensation associated with an increase in headcount, annual merit increases and a corresponding increase in employee benefits. The increase in stock-based compensation in fiscal 2014 primarily reflects the increase in headcount. The increase in operating income-based incentives in fiscal 2014 reflects higher pre-bonus adjusted operating income partially offset by a modest decrease in bonus payouts relative to pre-bonus adjusted operating income. The decrease in sales incentives in fiscal 2014 reflects lower compensation-eligible sales. Other compensation expense, which decreased year over year, primarily reflects a reduction in signing bonuses paid.

Distribution expense

Distribution expense consists primarily of commissions paid to broker-dealers on the sale of Class A shares at net asset value, ongoing asset-based payments made to distribution partners pursuant to third-party distribution arrangements for certain Class C shares and closed-end funds, marketing support arrangements to distribution partners and other discretionary marketing expenses.

The following table shows our distribution expense for the fiscal years ended October 31, 2015, 2014 and 2013:

				2015	2014
	Years Ended October 31,			vs.	vs.
(in thousands)	2015	2014	2013	2014	2013

Class A share commissions	$2,628	$4,264	$6,507	-38%	-34%
Class C share distribution fees	53,462	54,423	54,631	-2%	0%
Payments to end certain fund service and additional compensation arrangements	73,000	-	-	NM	NM
Closed-end fund structuring fees	-	-	4,614	NM	NM
Closed-end fund dealer compensation payments	6,575	18,833	17,701	-65%	6%
Intermediary marketing support payments	41,901	46,950	40,442	-11%	16%
Discretionary marketing expenses	20,589	17,074	15,723	21%	9%
Total	$198,155	$141,544	$139,618	40%	1%

Class A share commissions decreased in fiscal 2015 and fiscal 2014, in both cases reflecting a decrease in certain Class A sales on which we pay commissions. Class C share distribution fees also decreased in fiscal 2015 and fiscal 2014, reflecting declines in Class C share assets held more than one year. As noted above, distribution expense for fiscal 2015 includes a one-time payment of $73.0 million to terminate certain closed-end fund service and additional compensation arrangements with a distribution partner pursuant to which we were obligated to make recurring payments over time based on the assets of the respective closed-end funds. The absence of closed-end fund structuring fees in fiscal 2015 and fiscal 2014 reflects the fact that no closed-end funds were offered during those fiscal years. Closed-end fund dealer compensation payments decreased in fiscal 2015, reflecting the impact of the termination of the service and additional compensation arrangements described above and increased in fiscal 2014, reflecting increases in closed-end fund assets under management. The decrease in marketing support payments to our distribution partners in fiscal 2015 reflects lower average assets subject to those arrangements. Intermediary marketing support payments increased in fiscal 2014 due primarily to an increase in average assets subject to those arrangements. Discretionary marketing expenses increased in fiscal 2015 and fiscal 2014, primarily reflecting an increase in the use of outside agencies in support of marketing efforts related to NextShares and other strategic initiatives.

Service fee expense

Service fees we receive from sponsored funds are generally retained in the first year and paid to broker-dealers thereafter pursuant to third-party selling agreements. These fees are calculated as a percent of average assets under management in certain share classes of our mutual funds (principally Classes A, B, C, N and R), as well as certain private funds. Service fee expense decreased by 9 percent in fiscal 2015, reflecting a decrease in average fund assets retained more than one year in funds and share classes that are subject to service fees. Service fee expense increased by 1 percent in fiscal 2014, reflecting modest increases in average assets retained more than one year in funds and share classes that are subject to service fees.

Amortization of deferred sales commissions

Amortization expense is affected by ongoing sales and redemptions of mutual fund Class C shares and certain private funds and redemptions of Class B shares. Amortization expense decreased 15 percent in fiscal 2015, reflecting a decrease in average Class B shares and Class C shares deferred sales commissions, partially offset by an increase in deferred sales commissions related to privately offered equity funds. In fiscal 2015, 8 percent of total amortization expense related to Class B shares, 70 percent to Class C shares and 22 percent to privately offered equity funds.

Amortization expense decreased 10 percent in fiscal 2014, reflecting a decrease in average Class B shares and Class C shares deferred sales commissions, partially offset by an increase in deferred sales commissions related to privately offered equity funds. In fiscal 2014, 9 percent of total amortization expense related to Class B shares, 83 percent to Class C shares and 8 percent to privately offered equity funds.

Fund-related expenses

Fund-related expenses consist primarily of fees paid to sub-advisers, compliance costs and other fund-related expenses we incur. Fund-related expenses increased 1 percent, or $0.5 million, in fiscal 2015, primarily reflecting an increase in other fund-related expenses borne by the Company on funds in which it earns an all-in fee, offset by decreases in sub-advisory expenses and fund subsidies.

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

The following table shows our other expense for the fiscal years ended October 31, 2015, 2014 and 2013:

48

				2015	2014
	Years Ended October 31,			vs.	vs.
(in thousands)	2015	2014	2013	2014	2013
Information technology	$67,834	$64,051	$57,040	6%	12%
Facilities-related	40,771	38,761	39,536	5%	-2%
Travel	16,360	16,480	14,739	-1%	12%
Professional services	13,854	12,065	12,415	15%	-3%
Communications	5,272	5,250	5,273	0%	0%
Other corporate expense	19,522	21,223	19,781	-8%	7%
Total	$163,613	$157,830	$148,784	4%	6%

The increase in information technology expense in fiscal 2015 over fiscal 2014 can be primarily attributed to increases in software maintenance fees, market data costs and project-related consulting associated with budgeted technology projects. The increase in facilities-related expenses can be primarily attributed to an increase in rent and depreciation expense. The decrease in travel expense relates to a decrease in travel activity. The increase in professional services expense can be primarily attributed to an increase in corporate consulting engagements (including engagements related to our NextShares initiative) and external legal costs. The decrease in other corporate expenses reflects a decrease in other corporate taxes offset by increases in amortization of intangible assets related to closing Fox Asset Management, and higher corporate membership and professional development expenses.

The increase in information technology expense in fiscal 2014 over fiscal 2013 can be primarily attributed to increases in software maintenance fees, market data costs and project-related consulting associated with budgeted technology projects. The decrease in facilities-related expenses can be primarily attributed to lower depreciation expense. The increase in travel expense relates to an increase in travel activity. The decrease in professional services expense can be primarily attributed to a decrease in external legal costs. The increase in other corporate expenses reflects an increase in amortization of acquisition-related intangible assets and increases in charitable giving.

Non-operating Income (Expense)

The main categories of non-operating income (expense) for the fiscal years ended October 31, 2015, 2014 and 2013 are as follows:

				2015	2014
	Years Ended October 31,			vs.	vs.
(in thousands)	2015	2014	2013	2014	2013
Gains (losses) and other investment income, net	$(31)	$1,139	$(2,513)	NM	NM
Interest expense	(29,357)	(29,892)	(33,708)	-2%	-11%
Loss on extinguishment of debt	-	-	(52,996)	NM	NM
Other income (expense) of consolidated CLO entities:
Gains and other investment income, net	5,092	14,892	14,815	-66%	1%
Interest and other expense	(6,767)	(14,847)	(19,152)	-54%	-22%
Total non-operating expense	$(31,063)	$(28,708)	$(93,554)	8%	-69%

Gains (losses) and other investment income, net, declined by $1.2 million in fiscal 2015 compared to fiscal 2014, primarily reflecting increases in net investment and foreign currency losses of $2.2 million and $0.1 million, respectively, offset by an increase of $1.2 million in interest income earned. In fiscal 2015, we recognized $9.2 million of net losses related to our seed capital investments and associated hedges, compared to $6.9 million of net losses in fiscal 2014.

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

Interest expense was substantially unchanged in fiscal 2015 compared to fiscal 2014. Interest expense decreased $3.8 million in fiscal 2014, reflecting the retirement of $250 million of the 2017 Senior Notes and the contemporaneous issuance of $325 million of the 2023 Senior Notes during the third quarter of fiscal 2013.

Loss on extinguishment of debt of $53.0 million in fiscal 2013 consisted of the tender premium associated with the retirement of $250 million of the 2017 Senior Notes, acceleration of certain deferred financing costs and discounts tied to the retired portion of the 2017 Senior Notes, and transaction costs associated with the debt retirement.

Net losses of consolidated CLO entities were $1.7 million in fiscal 2015. Approximately $5.8 million of consolidated CLO entities’ losses were included in net income attributable to non-controlling and other beneficial interests during fiscal 2015, reflecting third-party note holders’ proportionate interests in the net income (loss) of each consolidated CLO entity. Net income attributable to Eaton Vance Corp. shareholders included $4.1 million of income associated with the consolidated CLO entities for fiscal 2015, representing management fees earned by the Company offset by the Company’s proportionate interest in net losses of the consolidated CLO entities.

Net losses of consolidated CLO entities were $0.3 million in fiscal 2014. Approximately $4.1 million of consolidated CLO entities’ losses were included in net income attributable to non-controlling and other beneficial interests during fiscal 2014, reflecting third-party note holders’ proportionate interests in the net income (loss) of each consolidated CLO entity. Net income attributable to Eaton Vance Corp. shareholders included $3.8 million of income associated with the consolidated CLO entities for fiscal 2014, representing management fees earned by the Company offset by the Company’s proportionate interest in net losses of the consolidated CLO entities.

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

Income Taxes

Our effective tax rate, calculated as income taxes as a percentage of income before income taxes and equity in net income of affiliates, was 38.8 percent, 38.0 percent and 40.0 percent in fiscal 2015, 2014 and 2013, respectively. During fiscal 2013, we reached a settlement with one state to resolve all matters relating to such state’s audit of our fiscal years 2004 through 2009 for a lump sum payment of $19.6 million. The $19.6 million payment resulted in a net increase to income tax expense of $6.7 million, equal to the amount of the payment less previously recorded reserves of $9.3 million and a federal tax benefit on the increased state tax of $3.6 million. Excluding the effect of the consolidated CLO entities’ net income (loss) allocated to other beneficial interest holders and the impact of the tax settlement, our effective tax rate would have been 38.2 percent, 37.7 percent and 37.3 percent in fiscal 2015, 2014 and 2013, respectively.

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

Equity in Net Income of Affiliates, Net of Tax

Equity in net income of affiliates, net of tax, for fiscal 2015 primarily reflects our 49 percent equity interest in Hexavest, our seven percent minority equity interest in a private equity partnership managed by a third party and equity interests in certain funds we sponsor or manage. Equity in net income of affiliates, net of tax, was $12.0 million, $16.7 million and $14.9 million in fiscal 2015, 2014 and 2013, respectively.

The following table summarizes the components of equity in net income of affiliates, net of tax, for the fiscal years ended October 31, 2015, 2014 and 2013:

				2015	2014
	Years Ended October 31,			vs.	vs.
(in thousands)	2015	2014	2013	2014	2013
Investments in sponsored funds, net of tax	$315	$5,245	$4,821	-94%	9%
Investment in private equity partnership, net of tax	849	517	369	64%	40%
Investment in Hexavest, net of tax and amortization	10,857	10,963	9,679	-1%	13%
Total	$12,021	$16,725	$14,869	-28%	12%

Net Income Attributable to Non-controlling and Other Beneficial Interests

The following table summarizes the components of net income attributable to non-controlling and other beneficial interests for the fiscal years ended October 31, 2015, 2014 and 2013:

				2015	2014
	Years Ended October 31,			vs.	vs.
(in thousands)	2015	2014	2013	2014	2013
Consolidated sponsored funds	$1,752	$318	$(4,095)	451%	NM
Majority-owned subsidiaries	(15,673)	(15,950)	(16,620)	-2%	-4%
Non-controlling interest value adjustments(1)	204	(5,311)	(24,320)	NM	-78%
Consolidated CLO entities	5,825	4,095	8,450	42%	-52%
Net income attributable to non-controlling and other beneficial interests	$(7,892)	$(16,848)	$(36,585)	-53%	-54%

(1)	Relates to non-controlling interests redeemable at other than fair value.

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

The following table summarizes certain key financial data relating to our liquidity and capital resources on October 31, 2015, 2014 and 2013 and uses of cash for the years then ended:

Balance Sheet and Cash Flow Data

	October 31,
(in thousands)	2015	2014	2013
Balance sheet data:
Assets:
Cash and cash equivalents	$465,558	$385,215	$461,906
Investment advisory fees and other receivables	187,753	186,344	170,220
Total liquid assets	$653,311	$571,559	$632,126

Investments	$507,020	$624,605	$536,323

Liabilities:
Debt	$573,811	$573,655	$573,499

	Years Ended October 31,
(in thousands)	2015	2014	2013
Cash flow data:
Operating cash flows	$219,867	$98,785	$116,367
Investing cash flows	84,266	185,460	177,028
Financing cash flows	(221,446)	(359,378)	(293,018)

Liquidity and Capital Resources

Liquid assets consist of cash and cash equivalents and investment advisory fees and other receivables. Cash and cash equivalents consist of cash and short-term, highly liquid investments that are readily convertible to cash. Investment advisory fees and other receivables primarily represent receivables due from sponsored funds and separately managed accounts for investment advisory and distribution services provided. Liquid assets represented 40 percent and 34 percent of total assets on October 31, 2015 and 2014, respectively, excluding those assets identified as assets of consolidated CLO entities. Not included in the liquid asset amounts are $77.4 million and $157.0 million of highly liquid short-term debt securities with remaining maturities between three and 12 months held as of October 31, 2015 and 2014, respectively, which are included within investments on our Consolidated Balance Sheets. Our seed investments in consolidated funds and separate accounts are not treated as liquid assets because they may be longer term in nature.

The $81.8 million increase in liquid assets in fiscal 2015 primarily reflects net cash provided by operating activities of $219.9 million, net proceeds from sales and purchases of available-for-sale securities of $59.4 million, proceeds from the issuance of Non-Voting Common Stock of $89.7 million in connection with the exercise of employee stock options and other employee stock purchases, excess tax benefits of $10.0 million associated with stock option exercises and $149.2 million from the investing and financing activities of consolidated CLO entities, offset by the payment of $116.0 million of dividends to shareholders, the repurchase of $283.4 million of Non-Voting Common Stock, the payment of $20.0 million to acquire additional interests in Atlanta Capital and Parametric, a $9.1 million contingent payment related to the Company’s acquisition of the Tax Advantaged Bond Strategies (“TABS”) business and the addition of $11.5 million in equipment and leasehold improvements.

The $60.6 million decrease in liquid assets in fiscal 2014 primarily reflects the payment of $105.9 million of dividends to shareholders, the repurchase of $322.0 million of Non-Voting Common Stock and the payment of $26.9 million to acquire additional interests in Atlanta Capital, offset by net cash provided by operating activities of $98.8 million, net proceeds from sales and purchases of available-for-sale securities of $67.9 million, proceeds from the issuance of Non-Voting Common Stock of $88.2 million, excess tax benefits of $18.6 million associated with stock option exercises and $118.5 million from the investing and financing activities of consolidated CLO entities.

In fiscal 2013, we issued $325 million of 2023 Senior Notes. The proceeds of the issuance were used primarily to purchase $250 million in aggregate principal amount of the 2017 Senior Notes. The Company paid $305.4 million to retire the 2017 Senior Notes, which included an early tender premium and accrued and unpaid interest. Executing these transactions enabled us to stagger the maturities of our debt, with $250 million now due in 2017 and $325 million due in 2023.

We also maintain a $300 million unsecured revolving credit facility with several banks that expires on October 21, 2019. The facility provides that we may borrow at LIBOR-based rates of interest that vary depending on the level of usage of the facility and our credit ratings. The agreement contains financial covenants with respect to leverage and interest coverage and requires us to pay an annual facility fee on any unused portion. We had no borrowings under our revolving credit facility at October 31, 2015 or at any point during the fiscal year. We were in compliance with all debt covenants as of October 31, 2015.

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

We have a “well-known seasoned issuer” shelf registration statement on Form S-3 on file with the U.S. Securities and Exchange Commission (“SEC”) that registers an unspecified amount of Non-Voting Common Stock, debt securities, depositary shares, warrants, stock purchase contracts and stock purchase units for future issuance. We would expect to use the net proceeds of future securities sales under the shelf registration for general corporate purposes.

Recoverability of our Investments

Our $507.0 million of investments as of October 31, 2015 consisted of our 49 percent equity interest in Hexavest, positions in Company-sponsored funds and separate accounts entered into for investment and business development purposes, and certain other investments held directly by the Company. Investments in Company-sponsored funds and separate accounts and direct investments by the Company are generally in liquid debt or equity securities and are carried at fair market value. We test our investments, other than equity method investments, for impairment on a quarterly basis. We evaluate our investments in non-consolidated CLO entities and investments classified as available-for-sale for impairment using quantitative factors, including how long the investment has been in a net unrealized loss position, and qualitative factors, including the credit quality of the underlying issuer and our ability and intent to continue holding the investment. If markets deteriorate in the quarters ahead, our assessment of impairment on a quantitative basis may lead us to impair investments in future quarters that were in an unrealized loss position at October 31, 2015.

We test our investments in equity method investees, goodwill and indefinite-lived intangible assets in the fourth quarter of each fiscal year, or as facts and circumstances indicate that additional analysis is warranted. There have been no significant changes in financial condition in fiscal 2015 that would indicate that an impairment loss exists at October 31, 2015.

We periodically review our deferred sales commissions and identifiable intangible assets for impairment as events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. There have been no significant changes in financial condition in fiscal 2015 that would indicate that an impairment loss exists at October 31, 2015.

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

Cash provided by operating activities totaled $219.9 million in fiscal 2015, an increase of $121.1 million from $98.8 million in fiscal 2014. The increase in net cash provided by operating activities year-over-year primarily reflects an increase in the net sales of trading securities and an increase in the timing differences in the cash settlement of other assets and liabilities, offset by an increase in the net cash used in the operating activities of our consolidated CLO entities.

Cash provided by operating activities totaled $98.8 million in fiscal 2014, a decrease of $17.6 million from $116.4 million in fiscal 2013. The decrease in net cash provided by operating activities year-over-year primarily reflects an increase in the net cash used in the operating activities of our consolidated CLO entities, partially offset by an increase in deferred taxes and a decrease in the net purchase of trading securities.

Investing Cash Flows

Cash flows from investing activities consist primarily of the purchase of equipment and leasehold improvements, cash paid in acquisitions and the purchase and sale of available-for-sale investments in sponsored funds that we do not consolidate.

Cash provided by investing activities totaled $84.3 million in fiscal 2015 compared to $185.5 million in fiscal 2014. The decrease in cash provided by investing activities year-over-year can be primarily attributed to a $9.1 million payment to the sellers of the TABS business in fiscal 2015, offset by a decrease of $8.6 million in the net proceeds from the sales and purchases of available-for-sale securities and a decrease of $79.6 million in the net proceeds from the sales of consolidated CLO entities investments.

Cash provided by investing activities totaled $185.5 million in fiscal 2014 compared to $177.0 million in fiscal 2013. The increase in cash provided by investing activities year-over-year can be primarily attributed to a decrease in cash utilized for acquisitions in fiscal 2014, offset by a decrease of $32.0 million in the net proceeds from the sales and purchases of available-for-sale securities and a decrease of $45.0 million in the net proceeds from the sales of consolidated CLO entity investments. Net cash paid in acquisitions in fiscal 2013 included payments to the sellers of Clifton and TABS under the terms of the respective acquisition agreements of $72.3 million and $14.1 million, respectively.

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

Cash used for financing activities totaled $221.4 million, $359.4 million and $293.0 million in fiscal 2015, 2014 and 2013, respectively. In fiscal 2015, we paid $20.0 million to acquire additional interests in Atlanta Capital and Parametric, repurchased and retired approximately 7.4 million shares of our Non-Voting Common Stock for $283.4 million under our authorized repurchase programs and issued 5.0 million shares of our Non-Voting Common Stock in connection with the grant of restricted share awards, the exercise of stock options and other employee stock purchases for total proceeds of $89.7 million. As of October 31, 2015, we have authorization to purchase an additional 3.2 million shares under our current share repurchase authorization and anticipate that future repurchases will continue to be an ongoing use of cash. Our dividends declared per share were $1.015 in fiscal 2015, $0.91 in fiscal 2014 and $1.82 in fiscal 2013. Fiscal 2013 dividends included a one-time special dividend of $1.00 per share declared and paid in December 2012. We currently expect to declare and pay quarterly dividends on our Voting and Non-Voting Common Stock comparable to the dividend declared in the fourth quarter of fiscal 2015.

In fiscal 2015, cash used for financing activities also included $381.5 million in principal payments made on senior notes, lines of credit and redeemable preferred shares of consolidated CLO entities, as well as $485.2 million related to the proceeds from the line of credit and the issuance of new senior notes and redeemable preferred shares of those entities. In fiscal 2014, cash used for financing activities included $436.2 million in principal payments made on senior notes, lines of credit and redeemable preferred shares of consolidated CLO entities, as well as $429.6 million related to the issuance of new senior notes and redeemable preferred shares of those entities. In fiscal 2013, cash used for financing activities included $177.5 million in principal payments made on senior notes of consolidated CLO entities.

Contractual Obligations

The following table details our contractual obligations as of October 31, 2015:

	Payments due by period
		Less			More
		than 1	1-3	4-5	than 5
(in millions)	Total	Year	Years	Years	Years
Operating leases – facilities and equipment(1)	$353	$21	$43	$43	$246
Senior notes	575	-	250	-	325
Interest payment on senior notes	127	28	40	24	35
Payments to non-controlling interest holders of majority-owned subsidiaries	10	10	-	-	-
Investment in private equity partnership	1	-	1	-	-
Unrecognized tax benefits(2)	3	1	2	-	-
Total	$1,069	$60	$336	$67	$606
Contractual obligations of consolidated CLO entity:
Senior and subordinated note obligations	$409	$-	$-	$-	$409
Interest payments on senior and subordinated note obligations	108	10	20	20	58
Total contractual obligations of consolidated CLO entity	$517	$10	$20	$20	$467

(1)	Minimum payments have not been reduced by minimum sublease rentals of $0.4 million to be received in the future under non-cancelable subleases.

(2)	This amount includes unrecognized tax benefits along with accrued interest and penalties.

In July 2006, we committed to invest up to $15.0 million in a private equity partnership that invests in companies in the financial services industry. We had invested $14.5 million of the maximum $15.0 million as of October 31, 2015. The remaining commitment is included in the table above.

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

We have presented all redeemable non-controlling interests at redemption value on our Consolidated Balance Sheet as of October 31, 2015. We have recorded the current year change in the estimated redemption value of non-controlling interests redeemable at fair value as a component of additional paid-in capital and have recorded the current year change in the estimated redemption value of non-controlling interests redeemable at other than fair value (non-controlling interests redeemable based on a multiple of earnings before interest and taxes of the subsidiary) as a component of net income attributable to non-controlling and other beneficial interests. Based on our calculations, the estimated redemption value of our non-controlling interests, redeemable at either fair value or other than fair value, totaled $88.9 million on October 31, 2015 compared to $107.5 million on October 31, 2014.

Redeemable non-controlling interests as of October 31, 2015 consisted of third-party investors’ ownership in consolidated investment funds of $11.9 million, non-controlling interests in Parametric issued in conjunction with the Clifton acquisition of $18.6 million, non-controlling interests in Parametric issued in conjunction with the Parametric Risk Advisors final put option of $10.8 million and profit interests granted under the long-term incentive plans of Parametric and Atlanta Capital of $28.5 million and $16.4 million, respectively, all of which are redeemable at fair value. Redeemable non-controlling interests as of October 31, 2015 also included non-controlling interests in Atlanta Capital redeemable at other than fair value of $2.7 million. Redeemable non-controlling interests as of October 31, 2014 consisted of third-party investors’ ownership in consolidated investment funds of $8.9 million, non-controlling interests in Parametric issued in conjunction with the Clifton acquisition of $27.0 million, non-controlling interests in Parametric issued in conjunction with the Parametric Risk Advisors final put option of $11.7 million, and redeemable interests in profit interests granted under the long-term incentive plans of Parametric and Atlanta Capital of $33.6 million and $16.2 million, respectively, all of which are redeemable at fair value. Redeemable non-controlling interests as of October 31, 2014 also included non-controlling interests in Atlanta Capital redeemable at other than fair value of $10.0 million.

We have included in the table above $4.2 million related to Parametric employees’ exercises of put options related to indirect profit interests granted under a long-term incentive plan that occurred in September 2015. We have also included in the table above $5.9 million related to the execution of a put option by the non-controlling interest holders of Atlanta Capital and Atlanta Capital employees’ exercises of put options related to indirect profit interests granted under a long-term incentive plan, both of which occurred in September 2015 and settled in December and November 2015, respectively.

Related to our acquisition of the TABS business in December 2008, we are obligated to make two additional annual contingent payments based on prescribed multiples of TABS’s revenue for the twelve months ending December 31, 2015 and 2016. There is no defined floor or ceiling on such payments, resulting in significant uncertainty as to the amount of any payment in the future. Accordingly, future payments to be made have been excluded from the above table.

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

In November 2010, we acquired patents and other intellectual property from Managed ETFs LLC, a developer of intellectual property in the field of exchange-traded funds. This intellectual property is the foundation of the Company’s NextShares™ exchange-traded managed funds initiative. The success of NextShares became reasonably possible when, on December 2, 2014, the SEC issued the Company an exemption from certain provisions of the Investment Company Act of 1940 to permit the offering of NextShares. The SEC subsequently granted similar exemptive relief to 11 other fund advisers that have entered into preliminary licensing and services agreements for NextShares.

We expect to begin the staged introduction of the first Eaton Vance-sponsored NextShares funds in the first calendar quarter of 2016. Broad market adoption and commercial success requires the development of expanded distribution, the launch of NextShares by other fund sponsors and acceptance by market participants, which cannot be assured.

The terms of the acquisition of the patents and other intellectual property of Managed ETFs LLC include approximately $9.0 million in aggregate contingent milestone payments that are based on specific events representing key developments in the commercialization of NextShares. There is no defined timing on these payments, resulting in significant uncertainty as to when the amount of any payment is due in the future. Accordingly, future payments to be made have been excluded from the above table until such time as the uncertainty has been resolved. If and when the milestones are reached, Managed ETFs LLC is also entitled to revenue-sharing payments that are calculated as a percentage of licensing revenue that we receive for use of the acquired intellectual property.

Foreign Subsidiaries

We consider the undistributed earnings of certain of our foreign subsidiaries to be indefinitely reinvested in foreign operations as of October 31, 2015. Accordingly, no U.S. income taxes have been provided thereon. As of October 31, 2015, the Company had approximately $34.1 million of undistributed earnings in certain Canadian, UK and Australian foreign subsidiaries that is not available to fund domestic operations or to distribute to shareholders unless repatriated. Repatriation would require the Company to accrue and pay U.S. corporate income taxes. The unrecognized deferred income tax liability on these un-repatriated funds, or temporary difference, is estimated to be $4.0 million. The Company does not intend to repatriate these funds, has not previously repatriated funds from these entities, and has the financial liquidity to permanently leave these funds offshore.

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

While we believe that our evaluation is appropriate, future changes in estimates, judgments, assumptions and/or in the ownership interests of the Company in a VIE may affect the determination of the primary beneficiary status and the resulting consolidation or de-consolidation of the assets, liabilities and results of operations of the VIE in our Consolidated Financial Statements.

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

Goodwill

Goodwill represents the excess of the cost of our investment in the net assets of acquired companies over the fair value of the underlying identifiable net assets at the dates of acquisition. We attribute all goodwill associated with the acquisitions of Atlanta Capital, Parametric and its wholly owned subsidiaries, which share similar economic characteristics, to a single reporting unit. Management believes that the inclusion of these entities in a single reporting unit for the purposes of goodwill impairment testing most accurately reflects the synergies achieved in acquiring these entities, namely centralized distribution of similar products and services to similar clients. We attribute all goodwill associated with the acquisition of TABS and other acquisitions to a second reporting unit.

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

The income approach employs a discounted cash flow model that takes into account (1) assumptions that marketplace participants would use in their estimates of fair value, (2) current period actual results, and (3) budget projections for future periods that have been vetted by senior management at the reporting unit level. Budget projections for future periods are most significantly impacted by assumptions made as to the growth in assets under management, future revenue run rates and future operating margins. The discounted cash flow model incorporates the same fundamental pricing concepts used to calculate fair value in the acquisition due diligence process and a discount rate that takes into consideration our estimated cost of capital adjusted for the uncertainty inherent in the acquisition.

The market approach employs market multiples for comparable transactions in the financial services industry obtained from industry sources, taking into consideration the nature, scope and size of the acquired reporting unit. Estimates of fair value are established using a multiple of assets under management and current and forward multiples of both revenue and earnings before interest, tax, depreciation and amortization (“EBITDA”) adjusted for size and performance level relative to peer companies. A weighted average calculation is then performed, giving greater weight to fair value calculated based on multiples of revenue and EBITDA and lesser weight to fair value calculated as a multiple of assets under management. Fair values calculated using one-year and two-year forward and trailing twelve-month revenue multiples, and one-year, two-year and trailing twelve-month EBITDA multiples are each weighted 15 percent, while fair value calculated based on a multiple of assets under management is weighted 10 percent. We believe that fair value calculated based on multiples of revenue and EBITDA is a better indicator of fair value in that these fair values provide information as to both scale and profitability.

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

Management is required to estimate the timing of the recognition of deferred tax assets and liabilities and to make assumptions about the future deductibility of deferred tax assets. We assess whether a valuation allowance should be established against our deferred tax assets based on consideration of all available evidence, using a more-likely-than-not standard. This assessment takes into account our forecast of future profitability, the duration of statutory carryback and carry-forward periods, our experience with the tax attributes expiring unused, tax planning alternatives and other tax considerations.

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

Accounting Developments

Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-13, Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity, which provides a measurement alternative for an entity that consolidates collateralized financing entities (“CFE’s”). If elected, the alternative method results in the reporting entity measuring both the financial assets and financial liabilities of the CFE using the more observable of the two fair value measurements, which effectively removes measurement differences between the financial assets and financial liabilities of the CFE previously recorded as net income (loss) attributable to non-controlling and other beneficial interests and as an adjustment to appropriated retained earnings. The reporting entity continues to measure its own beneficial interests in the CFE (other than those that represent compensation for services) at fair value. The new guidance is effective for the Company’s fiscal year that begins on November 1, 2016 and requires either a retrospective or modified retrospective approach to adoption, with early adoption permitted. The Company is currently evaluating the potential impact on its Consolidated Financial Statements and related disclosures.

Consolidation

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis, which amends the consolidation requirements in Accounting Standards Codification (“ASC”) 810, Consolidation. Based on the guidance provided in this ASU, all entities are now within the scope of ASC 810, unless a specific scope exception applies. Additional amendments remove the presumption that a general partner controls a limited partnership and place more emphasis on variable interests other than fee arrangements in the consolidation evaluation of VIEs. This ASU also eliminates the deferral under ASU 2010-10 for certain investment funds. The new guidance is effective for annual periods, and interim periods within those annual periods, for the Company’s fiscal year that begins on November 1, 2016 and allows for either a full retrospective or a modified retrospective adoption approach. Early adoption is allowed, but the guidance must be applied as of the beginning of the annual period containing the adoption date. The Company is currently evaluating the potential impact on its Consolidated Financial Statements and related disclosures.

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

Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement

In April 2015, the FASB issued ASU 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which provides guidance about whether a cloud computing arrangement includes a software license. The guidance does not change the current treatment for accounting for software licenses or service contracts. The new guidance is effective for the Company’s fiscal year that begins on November 1, 2016. Early adoption is permitted. The update allows for either prospective or retrospective adoption. The Company is currently evaluating the available transition methods and the potential impact on its Consolidated Financial Statements and related disclosures.

Revenue from Contracts with Customers

In August 2015, the FASB issued ASU 2015-14, Revenue From Contracts with Customers (Topic 606), Deferral of the Effective Date, which defers the effective date of ASU 2014-09, Revenue from Contracts with Customers (Topic 606) to November 1, 2018 for the Company, with early adoption permitted as of its original effective date of November 1, 2017. The new guidance requires either a retrospective or a modified retrospective approach to adoption. The Company is currently evaluating the available transition methods and the potential impact on its Consolidated Financial Statements and related disclosures.

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

In evaluating market risk, it is important to note that most of our revenue is based on the market value of assets under management. As noted in “Risk Factors” in Item 1A of this Annual Report on Form 10-K, declines of financial market values negatively impact our revenue and net income.

Our primary direct exposure to equity price risk arises from investments in equity securities made by consolidated sponsored funds, investments in equity securities held in separately managed accounts seeded for new product development purposes and our investments in sponsored equity funds that are not consolidated. Equity price risk as it relates to these investments represents the potential future loss of value that would result from a decline in the fair values of the fund shares or underlying equity securities.

The following is a summary of the effect that a 10 percent increase or decrease in equity prices would have on our investments subject to equity price fluctuations at October 31, 2015:

(in thousands)	Carrying Value	Carrying Value Assuming a 10% Increase	Carrying Value Assuming a 10% Decrease
Investment securities, trading:
Consolidated sponsored funds and separately managed accounts	$116,295	$127,925	$104,666
Investment securities, available-for-sale:
Sponsored funds	15,306	16,837	13,775
Total	$131,601	$144,762	$118,441

At October 31, 2015, we were exposed to interest rate risk and credit spread risk as a result of approximately $224.1 million in investments in fixed and floating-rate income funds sponsored or managed by us, debt securities held by sponsored funds we consolidate, debt securities held in separately managed accounts seeded for new product development purposes and short-term debt securities held directly by us. Management considered a hypothetical 100 basis point change in interest rates and determined that an increase of such magnitude would result in a decrease of approximately $2.2 million in the carrying amount of our debt investments and that a decrease of 100 basis points would increase the carrying amount of such investments by approximately $2.2 million.

Currently we have a corporate hedging program in place to hedge currency risk, interest rate risk and market price exposures on certain investments in consolidated sponsored funds and separately managed accounts seeded for new product development purposes. As part of this program, we enter into forwards, futures and swap contracts to hedge certain exposures held within the portfolios of these consolidated sponsored funds and separately managed accounts. The contracts negotiated are short term in nature. We do not enter into derivative instruments for speculative purposes.

At October 31, 2015, we had outstanding foreign currency forward contracts, stock index futures contracts, commodity futures contracts and total return swap contracts with aggregate notional values of approximately $27.2 million, $97.2 million, $3.1 million and $49.5 million, respectively. We estimate that a 10 percent adverse change in market prices would result in a decrease of approximately $41,000, $0.5 million, $7,000 and $13,000, respectively, in the fair value of open currency, equity, commodity and swap derivative contracts held at October 31, 2015.

In addition to utilizing forwards, futures and swap contracts, we have also entered into transactions in which securities not yet purchased have been sold. In our short sales, we have sold securities that have been borrowed from third-party brokers with the intention of buying back identical assets at a later date to return to the lender, thereby incurring a liability. As of October 31, 2015, we had $3.0 million included in other liabilities on our Consolidated Balance Sheets related to securities sold, not yet purchased. We estimate that a 10 percent adverse change in market prices would result in a decrease of approximately $0.3 million in the value of these securities.

We are required to maintain cash collateral for margin accounts established to support certain derivative positions and securities sold short, not yet purchased. Our initial margin requirements are currently equal to five percent of the initial underlying value of the stock index futures contracts and commodity futures contracts. Additional margin requirements include daily posting of variation margin equal to the daily change in the position value and up to 150 percent of the underlying value of securities sold, not yet purchased. We do not have a collateral requirement related to foreign currency forward contracts or total return swap contracts. Cash collateral supporting margin requirements is classified as restricted cash and is included as a component of other assets on our Consolidated Balance Sheets. At October 31, 2015, cash collateral included in other assets on our Consolidated Balance Sheets totaled $13.1 million.

Direct exposure to credit risk arises from our interest in non-consolidated CLO entities that are included in investments in our Consolidated Balance Sheets, as well as our interests in consolidated CLO entities that are eliminated in consolidation. Our CLO entity investments entitle us only to a residual interest in the CLO entity, making these investments highly sensitive to the default and recovery experiences of the underlying instruments held by the CLO entity. Our CLO investments are subject to an impairment loss in the event that the cash flows generated by the collateral securities are not sufficient to allow equity holders to recover their investments. If there is deterioration in the credit quality of collateral and reference securities and a corresponding increase in defaults, CLO entity cash flows may be adversely impacted and we may be unable to recover our investment. Our total investments in non-consolidated and consolidated CLO entities were $4.4 million and $4.6 million, respectively, as of October 31, 2015, representing our total value at risk with respect to such entities as of October 31, 2015.

We are subject to foreign currency exchange risk through our international operations. While we operate primarily in the United States and, accordingly, most of our consolidated revenue and associated expenses are denominated in U.S. dollars, we also provide services and earn revenue outside of the United States. Revenue and expenses denominated in foreign currencies may be impacted by movements in foreign currency exchange rates. The exposure to foreign currency exchange risk in our Consolidated Balance Sheets relates primarily to an equity method investment and cash and cash equivalents that are denominated in foreign currencies, principally Canadian dollars. This risk will likely increase as our business outside of the United States grows. We generally do not use derivative financial instruments to manage the foreign currency exchange risk exposure we assume in connection with investments in international operations. As a result, both positive and negative currency fluctuations against the U.S. dollar may affect our results of operations and accumulated other comprehensive income (loss). We do not enter into foreign currency transactions for speculative purposes.

Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements and Supplementary Data

For the Fiscal Years Ended October 31, 2015, 2014 and 2013

Contents	Page number reference

Consolidated Financial Statements of Eaton Vance Corp.:
Consolidated Statements of Income for each of the three years in the period ended October 31, 2015	67
Consolidated Statements of Comprehensive Income for each of the three years in the period ended October 31, 2015	68
Consolidated Balance Sheets as of October 31, 2015 and 2014	69
Consolidated Statements of Shareholders’ Equity for each of the three years in the period ended October 31, 2015	70
Consolidated Statements of Cash Flows for each of the three years in the period ended October 31, 2015	73
Notes to Consolidated Financial Statements	75
Report of Independent Registered Public Accounting Firm	129

All schedules have been omitted because they are not required, are not applicable or the information is otherwise shown in the consolidated financial statements or notes thereto.

Consolidated Statements of Income

	Years Ended October 31,
(in thousands, except per share data)	2015	2014	2013
Revenue:
Investment advisory and administrative fees	$1,196,866	$1,231,188	$1,135,327
Distribution and underwriter fees	80,815	85,514	89,234
Service fees	116,448	125,713	126,560
Other revenue	9,434	7,879	6,382
Total revenue	1,403,563	1,450,294	1,357,503
Expenses:
Compensation and related costs	483,827	461,438	447,134
Distribution expense	198,155	141,544	139,618
Service fee expense	106,663	116,620	115,149
Amortization of deferred sales commissions	14,972	17,590	19,581
Fund-related expenses	35,886	35,415	34,230
Other expenses	163,613	157,830	148,784
Total expenses	1,003,116	930,437	904,496
Operating income	400,447	519,857	453,007
Non-operating income (expense):
Gains (losses) and other investment income, net	(31)	1,139	(2,513)
Interest expense	(29,357)	(29,892)	(33,708)
Loss on extinguishment of debt	-	-	(52,996)
Other income (expense) of consolidated collateralized loan obligation (“CLO”) entities:
Gains and other investment income, net	5,092	14,892	14,815
Interest and other expense	(6,767)	(14,847)	(19,152)
Total non-operating expense	(31,063)	(28,708)	(93,554)
Income before income taxes and equity in net income of affiliates	369,384	491,149	359,453
Income taxes	(143,214)	(186,710)	(143,896)
Equity in net income of affiliates, net of tax	12,021	16,725	14,869
Net income	238,191	321,164	230,426
Net income attributable to non-controlling and other beneficial interests	(7,892)	(16,848)	(36,585)
Net income attributable to Eaton Vance Corp. shareholders	$230,299	$304,316	$193,841
Earnings per share:
Basic	$2.00	$2.55	$1.60
Diluted	$1.92	$2.44	$1.53
Weighted average shares outstanding:
Basic	113,318	116,440	116,597
Diluted	118,155	121,595	122,444
Dividends declared per share	$1.015	$0.910	$1.820

See notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income

	Years Ended October 31,
(in thousands)	2015	2014	2013

Net income	$238,191	$321,164	$230,426

Other comprehensive income (loss):
Change in unrealized gains on derivative instruments, net of tax	-	-	1,227
Amortization of net gains on derivatives, net of tax	13	13	845
Unrealized holding gains (losses) on available-for-sale investments and reclassification adjustments, net of tax	(1,895)	1,124	(957)
Foreign currency translation adjustments, net of tax	(28,708)	(18,956)	(5,215)
Other comprehensive loss, net of tax	(30,590)	(17,819)	(4,100)

Total comprehensive income	207,601	303,345	226,326
Comprehensive income attributable to non-controlling and other beneficial interests	(7,892)	(16,848)	(36,585)
Total comprehensive income attributable to Eaton Vance Corp. shareholders	$199,709	$286,497	$189,741

See notes to Consolidated Financial Statements.

Consolidated Balance Sheets

	October 31,
(in thousands, except share data)	2015	2014

Assets

Cash and cash equivalents	$465,558	$385,215
Investment advisory fees and other receivables	187,753	186,344
Investments	507,020	624,605
Assets of consolidated CLO entity:
Cash and cash equivalents	162,704	8,963
Bank loans and other investments	304,250	147,116
Other assets	128	371
Deferred sales commissions	25,161	17,841
Deferred income taxes	42,164	46,099
Equipment and leasehold improvements, net	44,943	45,651
Intangible assets, net	55,433	65,126
Goodwill	237,961	228,876
Other assets	83,396	103,879
Total assets	$2,116,471	$1,860,086

Liabilities, Temporary Equity and Permanent Equity
Liabilities:
Accrued compensation	$178,875	$181,064
Accounts payable and accrued expenses	65,249	64,598
Dividend payable	32,923	30,057
Debt	573,811	573,655
Liabilities of consolidated CLO entity:
Senior and subordinated note obligations	397,039	151,982
Other liabilities	70,814	298
Other liabilities	86,891	93,485
Total liabilities	1,405,602	1,095,139
Commitments and contingencies (Note 20)
Temporary Equity:
Redeemable non-controlling interests	88,913	107,466
Permanent Equity:
Voting Common Stock, par value $0.00390625 per share:
Authorized, 1,280,000 shares
Issued and outstanding, 415,078 and 415,078 shares, respectively	2	2
Non-Voting Common Stock, par value $0.00390625 per share:
Authorized, 190,720,000 shares
Issued and outstanding, 115,470,485 and 117,846,273 shares, respectively	451	460
Additional paid-in capital	-	-
Notes receivable from stock option exercises	(11,143)	(8,818)
Accumulated other comprehensive loss	(48,586)	(17,996)
Appropriated (deficit) retained earnings	(5,338)	2,467
Retained earnings	684,845	679,061
Total Eaton Vance Corp. shareholders’ equity	620,231	655,176
Non-redeemable non-controlling interests	1,725	2,305
Total permanent equity	621,956	657,481
Total liabilities, temporary equity and permanent equity	$2,116,471	$1,860,086

See notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity

	Permanent Equity										Temporary Equity
(in thousands)	Voting and Non-Voting Common Shares	Voting Common Stock	Non-Voting Common Stock	Additional Paid-In Capital	Notes Receivable from Stock Option Exercises	Accumulated Other Comprehensive Income (Loss)	Appropriated Retained Earnings	Retained Earnings	Non- Redeemable Non- Controlling Interests	Total Permanent Equity	Redeemable Non- Controlling Interests
Balance, November 1, 2012	116,292	$2	$453	$26,730	$(4,155)	$3,923	$18,699	$566,420	$1,513	$613,585	$98,765
Net income	-	-	-	-	-	-	(8,450)	193,841	5,827	191,218	39,208
Other comprehensive loss	-	-	-	-	-	(4,100)	-	-	-	(4,100)	-
Dividends declared ($1.820 per share)	-	-	-	-	-	-	-	(218,740)	-	(218,740)	-
Issuance of Non-Voting Common Stock:
On exercise of stock options	5,687	-	22	118,728	(5,102)	-	-	-	-	113,648	-
Under employee stock purchase plan	141	-	1	3,516	-	-	-	-	-	3,517	-
Under employee stock purchase incentive plan	69	-	-	2,079	-	-	-	-	-	2,079	-
Under restricted stock plan, net of forfeitures	1,460	-	6	-	-	-	-	-	-	6	-
Stock-based compensation	-	-	-	59,285	-	-	-	-	-	59,285	-
Tax benefit of stock option exercises	-	-	-	20,584	-	-	-	-	-	20,584	-
Repurchase of Voting Common Stock	(14)	-	-	(73)	-	-	-	-	-	(73)	-
Repurchase of Non-Voting Common Stock	(2,003)	-	(8)	(73,933)	-	-	-	-	-	(73,941)	-
Principal repayments on notes receivable from stock option exercises	-	-	-	-	2,135	-	-	-	-	2,135	-
Net subscriptions (redemptions/distributions) of non-controlling interest holders	-	-	-	-	-	-	-	-	(5,361)	(5,361)	62,338
Net consolidations (de-consolidations) of sponsored investment funds and CLO entities	-	-	-	-	-	-	-	-	-	-	(93,689)
Reclass to temporary equity	-	-	-	(27,444)	-	-	-	-	(224)	(27,668)	27,668
Purchase of non-controlling interests	-	-	-	-	-	-	-	-	-	-	(77,996)
Issuance of subsidiary equity	-	-	-	-	-	-	-	-	-	-	13,927
Other changes in non-controlling interests	-	-	-	(4,635)	-	-	-	-	-	(4,635)	4,635
Balance, October 31, 2013	121,632	$2	$474	$124,837	$(7,122)	$(177)	$10,249	$541,521	$1,755	$671,539	$74,856

See notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity (continued)

	Permanent Equity										Temporary Equity
(in thousands)	Voting and Non-Voting Common Shares	Voting Common Stock	Non-Voting Common Stock	Additional Paid-In Capital	Notes Receivable from Stock Option Exercises	Accumulated Other Comprehensive Loss	Appropriated Retained Earnings	Retained Earnings	Non- Redeemable Non- Controlling Interests	Total Permanent Equity	Redeemable Non- Controlling Interests
Balance, November 1, 2013	121,632	$2	$474	$124,837	$(7,122)	$(177)	$10,249	$541,521	$1,755	$671,539	$74,856
Net income	-	-	-	-	-	-	(4,095)	304,316	6,228	306,449	14,715
Other comprehensive loss	-	-	-	-	-	(17,819)	-	-	-	(17,819)	-
Dividends declared ($0.910 per share)	-	-	-	-	-	-	-	(109,020)	-	(109,020)	-
Issuance of Voting Common Stock	30	-	-	162	-	-	-	-	-	162	-
Issuance of Non-Voting Common Stock:
On exercise of stock options	3,732	-	14	84,704	(3,549)	-	-	-	-	81,169	-
Under employee stock purchase plans	110	-	-	3,709	-	-	-	-	-	3,709	-
Under employee stock purchase incentive plans	99	-	-	3,353	-	-	-	-	-	3,353	-
Under restricted stock plans, net of forfeitures	1,176	-	5	-	-	-	-	-	-	5	-
Stock-based compensation	-	-	-	60,281	-	-	-	-	-	60,281	-
Tax benefit of stock option exercises	-	-	-	18,570	-	-	-	-	-	18,570	-
Repurchase of Voting Common Stock	(14)	-	-	(77)	-	-	-	-	-	(77)	-
Repurchase of Non-Voting Common Stock	(8,504)	-	(33)	(266,561)	-	-	-	(55,426)	-	(322,020)	-
Principal repayments on notes receivable from stock option exercises	-	-	-	-	1,853	-	-	-	-	1,853	-
Net subscriptions (redemptions/distributions) of non-controlling interest holders	-	-	-	-	-	-	-	-	(5,326)	(5,326)	(376)
Net consolidations (de-consolidations) of sponsored investment funds and CLO entities	-	-	-	-	-	-	(3,687)	-	-	(3,687)	(4,111)
Reclass to temporary equity	-	-	-	-	-	-	-	-	(352)	(352)	352
Purchase of non-controlling interests	-	-	-	-	-	-	-	-	-	-	(19,213)
Issuance of subsidiary equity	-	-	-	-	-	-	-	-	-	-	9,935
Other changes in non-controlling interests	-	-	-	(28,978)	-	-	-	(2,330)	-	(31,308)	31,308
Balance, October 31, 2014	118,261	$2	$460	$-	$(8,818)	$(17,996)	$2,467	$679,061	$2,305	$657,481	$107,466

See notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity (continued)

	Permanent Equity										Temporary Equity
(in thousands)	Voting and Non-Voting Common Shares	Voting Common Stock	Non-Voting Common Stock	Additional Paid-In Capital	Notes Receivable from Stock Option Exercises	Accumulated Other Comprehensive Loss	Appropriated (Deficit) Retained Earnings	Retained Earnings	Non- Redeemable Non- Controlling Interests	Total Permanent Equity	Redeemable Non- Controlling Interests
Balance, November 1, 2014	118,261	$2	$460	$-	$(8,818)	$(17,996)	$2,467	$679,061	$2,305	$657,481	$107,466
Net income	-	-	-	-	-	-	(5,825)	230,299	4,049	228,523	9,668
Other comprehensive loss	-	-	-	-	-	(30,590)	-	-	-	(30,590)	-
Dividends declared ($1.015 per share)	-	-	-	-	-	-	-	(118,719)	-	(118,719)	-
Issuance of Voting Common Stock	14	-	-	77	-	-	-	-	-	77	-
Issuance of Non-Voting Common Stock:
On exercise of stock options	3,500	-	14	87,625	(4,752)	-	-	-	-	82,887	-
Under employee stock purchase plans	101	-	-	3,324	-	-	-	-	-	3,324	-
Under employee stock purchase incentive plan	94	-	-	3,483	-	-	-	-	-	3,483	-
Under restricted stock plan, net of forfeitures	1,304	-	5	-	-	-	-	-	-	5	-
Stock-based compensation	-	-	-	69,279	-	-	-	-	-	69,279	-
Tax benefit of stock option exercises	-	-	-	9,979	-	-	-	-	-	9,979	-
Repurchase of Voting Common Stock	(14)	-	-	(77)	-	-	-	-	-	(77)	-
Repurchase of Non-Voting Common Stock	(7,374)	-	(28)	(177,548)	-	-	-	(105,796)	-	(283,372)	-
Principal repayments on notes receivable from stock option exercises	-	-	-	-	2,427	-	-	-	-	2,427	-
Net subscriptions (redemptions/distributions) of non-controlling interest holders	-	-	-	-	-	-	-	-	(4,032)	(4,032)	(3,863)
Net consolidations (de-consolidations) of sponsored investment funds and CLO entities	-	-	-	-	-	-	(1,980)	-	-	(1,980)	(2,623)
Reclass to temporary equity	-	-	-	-	-	-	-	-	(597)	(597)	597
Purchase of non-controlling interests	-	-	-	-	-	-	-	-	-	-	(18,474)
Other changes in non-controlling interests	-	-	-	3,858	-	-	-	-	-	3,858	(3,858)
Balance, October 31, 2015	115,886	$2	$451	$-	$(11,143)	$(48,586)	$(5,338)	$684,845	$1,725	$621,956	$88,913

See notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

	Years Ended October 31,
(in thousands)	2015	2014	2013
Cash Flows From Operating Activities:
Net income	$238,191	$321,164	$230,426
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,749	21,398	25,397
Unamortized gain on derivative instrument	-	-	2,015
Amortization of deferred sales commissions	14,976	17,664	19,643
Stock-based compensation	69,279	60,281	59,285
Deferred income taxes	4,784	11,382	(7,293)
Net losses on investments and derivatives	9,151	6,946	5,080
Equity in net income of affiliates, net of amortization	(12,734)	(20,274)	(18,020)
Dividends received from affiliates	15,908	16,079	16,869
Loss on extinguishment of debt	-	-	52,996
Consolidated CLO entities’ operating activities:
Net (gains) losses on bank loans, other investments and note obligations	(1,625)	1,282	7,151
Amortization	3	(754)	(808)
Net increase (decrease) in other assets and liabilities, including cash	(141,450)	(114,974)	9,943
Changes in operating assets and liabilities:
Investment advisory fees and other receivables	(1,151)	(16,206)	(30,571)
Investments in trading securities	639	(187,295)	(251,437)
Deferred sales commissions	(22,294)	(17,580)	(18,230)
Other assets	3,466	(8,092)	17,501
Accrued compensation	(2,078)	11,140	22,620
Accounts payable and accrued expenses	1,308	5,911	(4,872)
Other liabilities	21,745	(9,287)	(21,328)
Net cash provided by operating activities	219,867	98,785	116,367
Cash Flows From Investing Activities:
Additions to equipment and leasehold improvements	(11,480)	(7,580)	(6,274)
Net cash paid in acquisition	(9,085)	-	(86,429)
Cash paid for intangible assets	-	-	(300)
Proceeds from sale of investments	69,946	95,788	107,285
Purchase of investments	(10,583)	(27,846)	(7,356)
Consolidated CLO entities’ investing activities:
Proceeds from sales and maturities of bank loans and other investments	147,766	378,100	354,806
Purchase of bank loans and other investments	(102,298)	(253,002)	(184,704)
Net cash provided by investing activities	84,266	185,460	177,028

See notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows (continued)

	Years Ended October 31,
(in thousands)	2015	2014	2013
Cash Flows From Financing Activities:
Purchase of additional non-controlling interest	(19,964)	(26,872)	(43,507)
Proceeds from issuance of subsidiary equity	-	-	1,092
Line of credit issuance costs	-	(1,111)	-
Debt issuance costs	-	-	(2,940)
Proceeds from issuance of debt	-	-	323,440
Repayment of debt	-	-	(250,000)
Loss on extinguishment of debt	-	-	(52,996)
Proceeds from issuance of Voting Common Stock	77	162	-
Proceeds from issuance of Non-Voting Common Stock	89,699	88,236	119,250
Repurchase of Voting Common Stock	(77)	(77)	(73)
Repurchase of Non-Voting Common Stock	(283,372)	(322,020)	(73,941)
Principal repayments on notes receivable from stock option exercises	2,427	1,853	2,135
Excess tax benefit of stock option exercises	9,979	18,570	20,584
Dividends paid	(116,016)	(105,848)	(215,539)
Net subscriptions received from (redemptions/distributions paid to) non-controlling interest holders	(7,895)	(5,702)	56,977
Consolidated CLO entities’ financing activities:
Proceeds from line of credit	83,612	-	-
Repayment of line of credit	(202,357)	(247,789)	-
Repayment of redeemable preferred shares	-	(60,000)	-
Issuance of senior and subordinated notes and preferred shares	401,607	429,582	-
Principal repayments of senior and subordinated note obligations	(179,166)	(128,362)	(177,500)
Net cash used for financing activities	(221,446)	(359,378)	(293,018)
Effect of currency rate changes on cash and cash equivalents	(2,344)	(1,558)	(547)
Net increase (decrease) in cash and cash equivalents	80,343	(76,691)	(170)
Cash and cash equivalents, beginning of year	385,215	461,906	462,076
Cash and cash equivalents, end of year	$465,558	$385,215	$461,906
Supplemental Cash Flow Information:
Cash paid for interest	$28,390	$29,298	$28,712
Cash paid for interest by consolidated CLO entities	2,388	7,103	13,220
Cash paid for income taxes, net of refunds	120,496	172,119	145,343
Supplemental Disclosure of Non-Cash Information:
Increase in equipment and leasehold improvements due to non-cash additions	$389	$154	$379
Exercise of stock options through issuance of notes receivable	4,752	3,549	5,102
Acquisition of non-controlling interests through issuance of subsidiary equity	-	9,935	-
Non-controlling interest call option exercises recorded in other liabilities	10,105	11,594	34,488
Initial Consolidation of CLO Entity:
Increase in other assets, net of other liabilities	$(54,578)	$-	$(113,731)
Increase in investments	207,371	-	424,152
Increase in borrowings	153,745	-	307,789
De-consolidation of CLO Entity:
Decrease in other assets, net of other liabilities	$(3,566)	$(19,210)	$-
Decrease in investments	(1,559)	(411,897)	-
Decrease in borrowings	(4,097)	(427,418)	-
Net Consolidations (De-consolidations) of Sponsored Investment Funds:
Decrease in investments	$(21,029)	$(4,122)	$(92,399)
Increase in other assets, net of other liabilities	18,992	-	-
Decrease in non-controlling interests	(2,623)	(4,111)	(93,689)

See notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

Business and organization

Eaton Vance Corp. and its subsidiaries (the “Company”) manage investment funds and provide investment management and advisory services to high-net-worth individuals and institutions in the United States, Europe and certain other international markets. The Company distributes its funds and retail managed accounts principally through financial intermediaries. The Company also commits significant resources to serving institutional and high-net-worth clients who access investment management services on a direct basis.

Revenue is largely dependent on the total value and composition of assets under management, which include sponsored funds and separate accounts. Accordingly, fluctuations in financial markets and changes in the composition of assets under management impact revenue and the results of operations.

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

Payments to end certain closed-end fund service and additional compensation arrangements

During the first quarter of fiscal 2015, the Company made a one-time payment of $73.0 million to terminate certain closed-end fund service and additional compensation arrangements with a distribution partner.  The payment was included as a component of distribution expense in the Company’s Consolidated Statement of Income for the fiscal year ended October 31, 2015.

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

The Company may be considered the primary beneficiary of certain CLO entities for which it acts as collateral manager. In these instances, the Company consolidates the assets, liabilities, results of operations and cash flows of such entities in the Company’s Consolidated Financial Statements. The assets of consolidated CLO entities cannot be used by the Company, and senior and subordinated interest holders of the CLO entities have no recourse to the general credit or assets of the Company. There is generally a one-month lag between the Company’s fiscal year end and that of consolidated CLO entities for reporting purposes. There were no intervening events during that one-month period that would materially affect the

Company’s consolidated financial position, results of operations or cash flows as of and for the year ended October 31, 2015.

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

With limited exceptions, each of the Company’s sponsored mutual funds is organized as a separately managed component (or “series”) of a series trust. All assets of a series irrevocably belong to that series and are subject to the liabilities of that series; under no circumstances are the liabilities of one series payable by another series. Series trusts themselves have no equity investment at risk, but decisions regarding the trustees of the trust and certain key activities of each sponsored fund within the trust, such as appointment of each sponsored fund’s investment adviser, typically reside at the trust level. As a result, shareholders of a sponsored fund that is organized as a series of a series trust lack the ability to control the key decision-making processes that most directly affect the performance of the sponsored fund. Accordingly, the Company believes that each trust is a VIE and each sponsored fund is a silo of a VIE that also meets the definition of a VIE. Having concluded that each silo is a VIE, the primary beneficiary evaluation is focused on an analysis of economic interest. The Company may hold the majority of the shares of a sponsored fund corresponding to a majority economic interest during the seed investment stage when the fund’s investment track record is being established or when the fund is in the early stages of soliciting outside investors. The Company consolidates the fund as primary beneficiary during this period. While the sponsored fund is consolidated, the Company records fee revenue, but eliminates this fee revenue in consolidation.

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

When the Company is no longer deemed to hold a controlling financial interest in a sponsored fund, which occurs when either the Company redeems its shares or shares held by third parties exceed the number of shares held by the Company, the Company de-consolidates the sponsored fund and removes the related assets, liabilities and non-controlling interests from its balance sheet and classifies the Company’s remaining investment as either an equity method investment or as available-for-sale, as applicable. Because consolidated sponsored funds utilize fair value measurements, there is no incremental gain or loss recognized upon de-consolidation.

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

A company is the primary beneficiary of a VIE if it has a controlling financial interest in the VIE. A company is deemed to have a controlling financial interest in a VIE if it has both (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (ii) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.

The Company’s evaluation of whether it qualifies as the primary beneficiary of a VIE is highly complex. The Company uses two models for determining whether it is the primary beneficiary of a VIE.

For investments in VIEs other than CLOs that qualify for the deferral afforded by Accounting Standards Update (“ASU”) 2010-10, Consolidation – Amendments for Certain Investment Funds (the “Investment Company deferral”), the Company must make significant estimates and assumptions regarding future cash flows of each VIE to determine whether it has the majority of the risks and rewards of ownership and thus is the primary beneficiary of these VIEs.

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

While the Company believes its overall evaluation of VIEs is appropriate, future changes in estimates, judgments and assumptions and/or changes in the ownership interests of the Company in a VIE may affect the resulting consolidation, or de-consolidation, of the assets, liabilities, results of operations and cash flows of a VIE.

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

Cash and cash equivalents

Cash and cash equivalents consist principally of cash and short-term, highly liquid investments in money market funds, commercial paper and holdings of Treasury and government agency securities, which are readily convertible to cash. Cash equivalents have maturities of less than three months on the date of acquisition and are stated at fair value or cost, which approximates fair value due to the short-term maturities of the underlying investments.

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

Investments

Investment securities, trading

Marketable securities classified as trading securities consist of investments in debt and equity securities held in the portfolios of consolidated sponsored funds and separately managed accounts seeded by the Company for product development purposes, and bank obligations, certificates of deposit, commercial paper and corporate debt securities with remaining maturities (upon purchase by the Company) ranging from three months to 12 months.

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

The Company utilizes third-party pricing services to value investments in various asset classes, including interests in senior floating-rate loans and other debt obligations, derivatives and certain foreign equity securities, as further discussed below. Valuations provided by the pricing services are subject to exception reporting that identifies securities with significant movements in valuation, as well as investments with no movements in valuation. These exceptions are reviewed by the Company on a daily basis. The Company compares the price of trades executed by the Company to the valuations provided by the third-party pricing services to identify and research significant variances. The Company periodically compares the pricing service valuations to valuations provided by a secondary independent source when available. Market data provided by the pricing services and other market participants, such as the Loan Syndication and Trading Association (“LSTA”) trade study, is reviewed by the Company to assess the reliability of the provided data. The Company’s Valuation Committee reviews the general assumptions underlying the methodologies used by the pricing services to value various asset classes at least annually. Throughout the year, members of the Company’s Valuation Committee or its designees meet with the service providers to discuss any significant changes to the service providers’ valuation methodologies or operational processes.

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

Derivative financial instruments

The Company may utilize derivative financial instruments to hedge market risk and currency risk associated with its investments in separate accounts and certain consolidated sponsored funds seeded for new product development purposes, exposures to fluctuations in foreign currency exchange rates associated with investments denominated in foreign currencies and interest rate risk inherent in debt offerings. These derivative financial instruments may or may not qualify as hedges for accounting purposes. In addition, certain consolidated sponsored funds and separately managed accounts may enter into derivative financial instruments within their portfolios to achieve stated investment objectives. The Company does not use derivative financial instruments for speculative purposes.

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

Goodwill

Goodwill represents the excess of the cost of the Company’s investment in the net assets of acquired companies over the fair value of the underlying identifiable net assets at the dates of acquisition. The Company attributes all goodwill associated with its acquisitions of Atlanta Capital Management, LLC (“Atlanta Capital”), Parametric Portfolio Associates LLC (“Parametric”) and The Clifton Group Investment Management Company (“Clifton”), which share similar economic characteristics, to one reporting unit. The Company attributes all goodwill associated with its acquisitions of the Tax Advantaged Bond Strategies (“TABS”) business of M.D. Sass Investor Services and other acquisitions to a second reporting unit.

Goodwill is not amortized but is tested annually for impairment in the fourth quarter of each fiscal year by comparing the fair values of identified reporting units to their respective carrying amounts, including goodwill. The Company establishes fair value for the purpose of impairment testing for each reporting unit by averaging fair value established using an income approach and fair value established using a market approach.

The income approach employs a discounted cash flow model that takes into account (1) assumptions that market participants would use in their estimates of fair value, (2) current period actual results and (3) budget projections for future periods that have been vetted by senior management. The discounted cash flow model incorporates the same fundamental pricing concepts used to calculate fair value in the acquisition due diligence process and a discount rate that takes into consideration the Company’s estimated cost of capital adjusted for the uncertainty inherent in the forecasted information.

The market approach employs market multiples based on comparable publicly traded companies in the financial services industry, calculated with data from industry sources. Estimates of fair value are established using a multiple of assets under management and current and forward multiples of both revenue and earnings before interest, taxes, depreciation and amortization (“EBITDA”), adjusted for size and performance of the reporting unit relative to peer companies. A weighting of the value indications is then performed, giving greater weight to fair value calculated based on multiples of revenue and EBITDA and lesser weight to fair value calculated as a multiple of assets under management. Fair values calculated using one-year and two-year forward and trailing twelve-month revenue multiples, and one-year, two-year and trailing twelve-month EBITDA multiples are each weighted 15 percent, while fair value calculated based on a multiple of assets under management is weighted 10 percent.

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

Appropriated retained earnings (deficit)

The Company records appropriated retained earnings (deficit) equal to the difference between the fair value of consolidated CLO assets and the fair value of consolidated CLO liabilities that can be attributed to external investors. The amount is recorded as appropriated retained earnings (deficit) since the other holders of the CLOs’ beneficial interests, not the Company, will receive the benefits or absorb the losses associated with their proportionate share of the CLOs’ assets and liabilities. For all periods presented, the net changes in the fair value of consolidated CLO assets and liabilities that can be attributed to the CLOs’ other beneficial interest holders have been recorded as net income attributable to non-controlling and other beneficial interests and as an adjustment to appropriated retained earnings (deficit).

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

Distribution, underwriter and service fees

Eaton Vance Distributors, Inc. (“EVD”) currently sells the Company’s open-end mutual funds under five primary pricing structures: front-end load commission (“Class A”); level-load commission (“Class C”); institutional no-load (“Class I,” “Class R6” and “Institutional Class,” referred to herein as “Class I”); retail no-load (“Investor Class” and “Advisers Class,” referred to herein as “Class N”); and retirement plan level-load (“Class R”). Distribution and service fees for all share classes, as further described below, are calculated as a percentage of average daily net assets and recorded in revenue as earned, gross of any third-party distribution and service fee payments made. Distribution and service fees are earned daily and paid monthly. The expenses associated with third-party distribution and service fee arrangements are recorded in distribution and service fee expense, respectively, as the services are provided by the third party. These expenses are also paid monthly.

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

In January 2012, the Company suspended sales of Class B shares. Additional investment in this share class is limited to exchanges and the reinvestment of distributions by existing Class B shareholders. EVD continues to recover dealer commissions previously paid on behalf of Class B shareholders through distribution fees limited to 75 basis points annually of the average net assets of the Class B shares. In addition, EVD receives, and then pays to authorized firms, a service fee not to exceed 25 basis points annually of average net assets. Class B shares automatically convert to Class A shares after eight years of ownership.

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

Class N shares are offered at net asset value and are not subject to any sales charges or underwriter commissions. Class N shares pay a combined distribution and service fee of 25 basis points of average net assets of the Class annually. EVD pays the service fee to the dealer after one year.

Class R shares are offered at net asset value with no front-end sales charge. The Company receives and then generally pays to dealers distribution and service fees each of 25 basis points of average net assets of the Class annually.

Advertising and promotion

The Company expenses all advertising and promotional costs as incurred. Advertising costs incurred were not material to the Company’s Consolidated Financial Statements in the fiscal years ended October 31, 2015, 2014 or 2013.

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

The fair value of profit interests granted under subsidiary long-term equity plans is estimated on the grant date by averaging fair value established using an income approach and fair value established using a market approach for each subsidiary. The income and fair value approaches used in the determination of grant date fair value of profit interests are consistent with those described in Goodwill above.

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

Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity

In August 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-13, Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity, which provides a measurement alternative for an entity that consolidates collateralized financing entities (“CFEs”). If elected, the alternative method results in the reporting entity measuring both the financial assets and financial liabilities of the CFE using the more observable of the two fair value measurements, which effectively removes measurement differences between the financial assets and financial liabilities of the CFE previously recorded as net income (loss) attributable to non-controlling and other beneficial interests and as an adjustment to appropriated retained earnings. The reporting entity continues to measure its own beneficial interests in the CFE (other than those that represent compensation for services) at fair value. The new guidance is effective for the Company’s fiscal year that begins on November 1, 2016 and requires either a retrospective or modified retrospective approach to adoption, with early adoption permitted. The Company is currently evaluating the potential impact on its Consolidated Financial Statements and related disclosures.

Consolidation

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis, which amends the consolidation requirements in ASC 810, Consolidation. Based on the guidance provided in this ASU, all entities are now within the scope of ASC 810, unless a specific scope exception applies. Additional amendments remove the presumption that a general partner controls a limited partnership and place more emphasis on variable interests other than fee arrangements in the consolidation evaluation of VIEs. This ASU also eliminates the deferral under ASU 2010-10 for certain investment funds. The new guidance is effective for annual periods, and interim periods within those annual periods, for the Company’s fiscal year that begins on November 1, 2016 and allows for either a full retrospective or a modified retrospective adoption approach. Early adoption is allowed, but the guidance must be applied as of the beginning of the annual period containing the adoption date. The Company is currently evaluating the potential impact on its Consolidated Financial Statements and related disclosures.

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

Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement

In April 2015, the FASB issued ASU 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which provides guidance about whether a cloud computing arrangement includes a software license. The guidance does not change the current treatment for accounting for software licenses or service contracts. The new guidance is effective for the Company’s fiscal year that begins on November 1, 2016. Early adoption is permitted. The update allows for either prospective or retrospective adoption. The Company is currently evaluating the available transition methods and the potential impact on its Consolidated Financial Statements and related disclosures.

Revenue from Contracts with Customers

In August 2015, the FASB issued ASU 2015-14, Revenue From Contracts with Customers (Topic 606), Deferral of the Effective Date, which defers the effective date of ASU 2014-09, Revenue from Contracts with Customers (Topic 606) to November 1, 2018 for the Company, with early adoption permitted as of its original effective date of November 1, 2017. The new guidance requires either a retrospective or a modified retrospective approach to adoption. The Company is currently evaluating the available transition methods and the potential impact on its Consolidated Financial Statements and related disclosures.

3.	Consolidated Sponsored Funds

Underlying investments held by consolidated sponsored funds were included in investments on the Company’s Consolidated Balance Sheets and classified as trading securities at October 31, 2015 and 2014. Net investment income or loss related to consolidated sponsored funds was included in gains (losses) and other investment income, net, on the Company’s Consolidated Statements of Income for all periods presented. The impact of consolidated sponsored funds’ net income or (loss) on net income attributable to Eaton Vance Corp. shareholders was reduced by amounts attributable to non-controlling interest holders, which are recorded in net income attributable to non-controlling and other beneficial interests on the Company’s Consolidated Statements of Income for all periods presented.

The following table sets forth the balances related to consolidated sponsored funds at October 31, 2015 and 2014, as well as the Company’s net interest in these funds:

(in thousands)	2015	2014
Investments	$196,395	$172,413
Other assets	6,011	19,474
Other liabilities	(25,729)	(32,559)
Redeemable non-controlling interests	(11,939)	(8,983)
Net interest in consolidated sponsored funds(1)	$164,738	$150,345

(1)	Excludes the Company’s investment in its consolidated CLO entity, which is discussed in Note 8.

During the fiscal years ended October 31, 2015 and 2014, the Company de-consolidated a total of five and four sponsored funds, respectively.

4.	Investments

The following is a summary of investments at October 31, 2015 and 2014:

(in thousands)	2015	2014
Investment securities, trading:
Short-term debt	$77,395	$156,972
Consolidated sponsored funds	196,395	172,413
Separately managed accounts	56,859	51,660
Total investment securities, trading	330,649	381,045
Investment securities, available-for-sale	25,720	30,167
Investments in non-consolidated CLO entities	4,363	4,033
Investments in equity method investees	144,137	206,352
Investments, other	2,151	3,008
Total investments(1)	$507,020	$624,605

(1)	Excludes the Company’s investment in its consolidated CLO entity, which is discussed in Note 8.

Investment securities, trading

The Company seeds new fund and separate account investment strategies on a regular basis as a means of establishing investment records that can be used in marketing those strategies to retail and institutional clients. A separately managed account seeded by the Company for product development purposes is not a legal entity subject to consolidation, but rather an individual portfolio of securities in the Company’s name. As a result, the Company looks through the construct of the portfolio to the underlying debt and equity securities and treats these securities as trading securities for accounting and disclosure purposes. The following is a summary of the fair value of investments classified as trading at October 31, 2015 and 2014:

(in thousands)	2015	2014
Short-term debt	$77,395	$156,972
Other debt - consolidated sponsored funds and separately managed accounts	136,959	83,824
Equity securities - consolidated sponsored funds and separately managed accounts	116,295	140,249
Total investment securities, trading	$330,649	$381,045

During the fiscal year ended October 31, 2015, the Company seeded investments in nine sponsored funds and 21 separately managed accounts. During the fiscal year ended October 31, 2014, the Company seeded investments in 15 sponsored funds and one separately managed account.

The Company recognized gains (losses) related to trading securities still held at the reporting date of $(14.7) million, $(6.9) million and $16.5 million for the years ended October 31, 2015, 2014 and 2013, respectively, within gains (losses) and other investment income, net, in the Company’s Consolidated Statements of Income.

Investment securities, available-for-sale

The following is a summary of the gross unrealized gains (losses) included in accumulated other comprehensive income (loss) related to securities classified as available-for-sale at October 31, 2015 and 2014:

October 31, 2015		Gross Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
Investment securities, available-for-sale	$19,586	$6,450	$(316)	$25,720

October 31, 2014		Gross Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
Investment securities, available-for-sale	$21,032	$9,159	$(24)	$30,167

Net unrealized holding gains (losses) on investment securities classified as available-for-sale included in other comprehensive income (loss), net of tax on the Company’s Consolidated Statements of Comprehensive Income were $(8,000), $1.9 million and $(1.5) million for the years ended October 31, 2015, 2014 and 2013, respectively.

The Company evaluated gross unrealized losses of $(0.3) million as of October 31, 2015 and determined that these losses were not other-than-temporary, primarily because the Company has both the ability and intent to hold the investments for a period of time sufficient to recover such losses. The aggregate fair value of investments with unrealized losses was $5.4 million at October 31, 2015. No investment with a gross unrealized loss has been in a loss position for greater than one year.

The following is a summary of the Company’s realized gains and losses upon disposition of investments classified as available-for-sale for the years ended October 31, 2015, 2014 and 2013:

(in thousands)	2015	2014	2013
Gains	$7,828	$823	$5,978
Losses	(3,885)	(904)	(235)
Net realized gains (losses)	$3,943	$(81)	$5,743

Investments in non-consolidated CLO entities

The Company provides investment management services for, and has made investments in, a number of CLO entities that it does not consolidate on its Consolidated Financial Statements. The Company’s ownership interests in non-consolidated CLO entities are carried at amortized cost unless impaired. The Company earns investment management fees, including subordinated management fees, for managing the collateral of the CLO entities. At October 31, 2015 and 2014, combined assets under management in the pools of non-consolidated CLO entities were $2.1 billion and $2.4 billion, respectively. The Company’s maximum exposure to loss as a result of its investments in the equity of non-consolidated CLO entities is the carrying value of such investments, which was $4.4 million and $4.0 million at October 31, 2015 and 2014, respectively. Investors in these CLO entities have no recourse against the Company for any losses sustained in the CLO structures.

The Company did not recognize any impairment losses on investments in non-consolidated CLO entities in fiscal 2015, 2014 or 2013.

Investments in equity method investees

The Company has a 49 percent interest in Hexavest Inc. (“Hexavest”), a Montreal, Canada-based investment adviser. The carrying value of this investment was $142.1 million and $166.0 million at October 31, 2015 and 2014, respectively. At October 31, 2015, the Company’s investment in Hexavest consisted of $5.5 million of equity in the net assets of Hexavest, intangible assets of $27.0 million and goodwill of $116.9 million, net of a deferred tax liability of $7.3 million. At October 31, 2014, the Company’s investment in Hexavest consisted of $5.9 million of equity in the net assets of Hexavest, intangible assets of $33.5 million and goodwill of $135.6 million, net of a deferred tax liability of $9.0 million. The investment is denominated in Canadian dollars and is subject to foreign currency translation adjustments, which are recorded in accumulated other comprehensive income (loss).

During fiscal 2014, the Company made a contingent payment of $5.0 million to the Hexavest selling group based upon prescribed multiples of Hexavest’s revenue for the twelve months ended August 31, 2014. The payment increased equity method goodwill.

The Company has an option, exercisable in fiscal 2017, to purchase an additional 26 percent interest in Hexavest. As part of the purchase price allocation, a value of $8.3 million was assigned to this option. The option is included in other assets in the Company’s Consolidated Balance Sheets at October 31, 2015 and 2014.

The Company has a seven percent equity interest in a private equity partnership managed by a third party that invests in companies in the financial services industry. The Company’s investment in the partnership was $2.0 million and $4.2 million at October 31, 2015 and 2014, respectively.

At October 31, 2015, the Company did not account for any Eaton Vance-sponsored funds under the equity method. The Company had equity method investments in the following Company-sponsored funds at October 31, 2014:

	Equity Ownership Interest (%)	Carrying Value ($)(1)
(dollar amounts in thousands)	2014	2014
Eaton Vance Real Estate Fund	34%	$11,953
Eaton Vance Focused Growth Opportunities Fund	33%	9,559
Eaton Vance Focused Value Opportunities Fund	32%	7,588
Eaton Vance Tax-Advantaged Bond Strategies Long Term Fund	27%	6,105
Eaton Vance Currency Income Advantage Fund	43%	973
Total		$36,178

(1)	The carrying value of equity method investments in Company-sponsored funds is measured based on the funds’ net asset values. The Company has the ability to redeem its investments in these funds at any time.

Summarized financial information for the Company’s equity method investees at October 31, 2015 and 2014 and for the years ended October 31, 2015, 2014 and 2013 is as follows:

	2015			2014
(in thousands)	Hexavest	Other Investees	Total	Hexavest	Other Investees	Total
Balance Sheets
Total assets	$27,268	$34,912	$62,180	$30,989	$194,981	$225,970
Total liabilities	11,668	311	11,979	13,854	1,757	15,611
Outside equity interests	10,150	32,520	42,670	11,290	152,825	164,115

	2015			2014
(in thousands)	Hexavest	Other Investees	Total	Hexavest	Other Investees	Total
Statements of Income(1)
Revenue	$50,727	$2,172	$52,899	$57,981	$300	$58,281
Operating income (loss)	30,532	946	31,478	34,957	(2,337)	32,620
Net income	22,656	28,357	51,013	24,876	43,090	67,966

	2013
(in thousands)	Hexavest	Other Investees	Total
Statements of Income(1)
Revenue	$45,680	$1,241	$46,921
Operating income (loss)	27,386	(2,315)	25,071
Net income	20,870	29,665	50,535

(1)	Statement of income figures are included only for the time in which the investees were accounted for under the equity method.

The Company did not recognize any impairment losses related to its investments in equity method investees during the years ended October 31, 2015, 2014 or 2013.

During the years ended October 31, 2015, 2014 and 2013, the Company received dividends of $15.9 million, $16.1 million and $16.9 million, respectively, from its investments in equity method investees.

Investments, other

Investments, other, consist of certain investments carried at cost totaling $2.2 million and $3.0 million as of October 31, 2015 and 2014, respectively, including a non-controlling capital interest in Atlanta Capital Management Holdings, LLC (“ACM Holdings”), a partnership that owns certain non-controlling interests of Atlanta Capital. The Company’s interest in ACM Holdings is non-voting and entitles the Company to receive a portion of the proceeds when put or call options for certain non-controlling interests of Atlanta Capital are exercised. The Company’s investment in ACM Holdings decreased to $0.4 million at October 31, 2015 from $1.3 million at October 31, 2014, reflecting the call options exercised in fiscal 2015 as disclosed in Note 10. Management believes that the carrying value of the Company’s other investments approximates fair value.

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

The following tables summarize financial assets and liabilities measured at fair value on a recurring basis and their assigned levels within the valuation hierarchy at October 31, 2015 and 2014:

October 31, 2015

(in thousands)	Level 1	Level 2	Level 3	Other Assets Not Held at Fair Value	Total

Financial assets:
Cash equivalents	$14,599	$39,447	$-	$-	$54,046
Investments:
Investment securities, trading:
Short-term debt	-	77,395	-	-	77,395
Other debt - consolidated sponsored funds and separately managed accounts	20,822	116,137	-	-	136,959
Equity - consolidated sponsored funds and separately managed accounts	71,535	44,760	-	-	116,295
Investment securities, available-for-sale	23,544	2,176	-	-	25,720
Investments in non-consolidated CLO entities(1)	-	-	-	4,363	4,363
Investments in equity method investees(2)	-	-	-	144,137	144,137
Investments, other(3)	-	103	-	2,048	2,151
Derivative instruments	-	298	-	-	298
Assets of consolidated CLO entity:
Bank loan investments	-	304,250	-	-	304,250
Total financial assets	$130,500	$584,566	$-	$150,548	$865,614

Financial liabilities:
Derivative instruments	$-	$5,423	$-	$-	$5,423
Securities sold, not yet purchased	-	3,034	-	-	3,034
Liabilities of consolidated CLO entity:
Senior and subordinated note obligations	-	397,039	-	-	397,039
Total financial liabilities	$-	$405,496	$-	$-	$405,496

October 31, 2014

(in thousands)	Level 1	Level 2	Level 3	Other Assets Not Held at Fair Value	Total

Financial assets:
Cash equivalents	$19,599	$60,312	$-	$-	$79,911
Investments:
Investment securities, trading:
Short-term debt	-	156,972	-	-	156,972
Other debt - consolidated sponsored funds and separately managed accounts	10,799	73,025	-	-	83,824
Equity - consolidated sponsored funds and separately managed accounts	86,504	53,745	-	-	140,249
Investment securities, available-for-sale	23,600	6,567	-	-	30,167
Investments in non-consolidated CLO entities(1)	-	-	-	4,033	4,033
Investments in equity method investees(2)	-	-	-	206,352	206,352
Investments, other(3)	-	61	-	2,947	3,008
Derivative instruments	-	4,416	-	-	4,416
Assets of consolidated CLO entity:
Cash equivalents	8,697	-	-	-	8,697
Bank loans and other investments	-	146,315	801	-	147,116
Total financial assets	$149,199	$501,413	$801	$213,332	$864,745

Financial liabilities:
Derivative instruments	$-	$2,618	$-	$-	$2,618
Securities sold, not yet purchased	-	981	-	-	981
Liabilities of consolidated CLO entity:
Senior and subordinated note obligations	-	2,672	149,310	-	151,982
Total financial liabilities	$-	$6,271	$149,310	$-	$155,581

(1)	The Company’s investments in these CLO entities are measured at fair value on a non-recurring basis using Level 3 inputs. The investments are carried at amortized cost unless facts and circumstances indicate that the investments have been impaired, at which time the investments are written down to fair value. There was no re-measurement of these assets during the years ended October 31, 2015 or 2014.
(2)	Investments in equity method investees are not measured at fair value in accordance with GAAP.
(3)	Investments, other, include investments carried at cost that are not measured at fair value in accordance with GAAP.

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

Investment securities, trading – equity

Equity securities classified as trading include foreign and domestic equity securities held in the portfolios of consolidated sponsored funds and separately managed accounts. Equity securities are valued at the last sale, official close or, if there are no reported sales on the valuation date, at the mean between the latest available bid and ask prices on the primary exchange on which they are traded. When valuing foreign equity securities that meet certain criteria, the portfolios use a fair value service that values such securities to reflect market trading that occurs after the close of the applicable foreign markets of comparable securities or other instruments that have a strong correlation to the fair-valued securities. In addition, the Company performs its own independent back test review of fair values versus the subsequent local market opening prices when available. Depending upon the nature of the inputs, these assets generally are classified as Level 1 or 2 within the fair value measurement hierarchy.

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

Derivative instruments

Derivative instruments, which include foreign exchange contracts, stock index futures contracts, commodity futures contracts, total return swap contracts, interest rate swap contracts and interest rate futures contracts, are recorded as either other assets or other liabilities on the Company’s Consolidated Balance Sheets. Foreign exchange contracts and interest rate swap contracts are valued by interpolating a value using the spot foreign exchange rate and forward points, which are based on spot rate and currency interest rate differentials. Stock index futures contracts, commodity futures contracts, interest rate futures contracts and total return swap contracts are valued using a third-party pricing service that determines fair value based on bid and ask prices. Derivative instruments generally are classified as Level 2 within the fair value measurement hierarchy.

Assets of consolidated CLO entities

Assets of the Company’s consolidated CLO entities include investments in bank loans, debt securities, money market funds and equity securities. Fair value is determined utilizing unadjusted quoted market prices when available. Investments in money market funds are valued using published net asset values and are classified as Level 1 within the fair value measurement hierarchy. Debt and equity securities are valued using the same techniques as described above for trading securities. Interests in senior floating-rate loans for which reliable market quotations are readily available are valued generally at the average mid-point of bid and ask quotations obtained from a third-party pricing service. Fair value may also be based upon valuations obtained from independent third-party brokers or dealers utilizing matrix pricing models that consider information regarding securities with similar characteristics. In certain instances, fair value has been determined utilizing discounted cash flow analyses or single broker non-binding quotes. Depending on the nature of the inputs, these assets are classified as Level 1, 2 or 3 within the fair value measurement hierarchy.

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

Liabilities of consolidated CLO entities

Liabilities of the Company’s consolidated CLO entities include debt securities and senior and subordinated note obligations. Debt securities are valued based upon quoted prices for identical or similar liabilities that are not active and inputs other than quoted prices that are observable or corroborated by observable market data. Senior and subordinated notes generally are valued utilizing an income-approach model in which one or more significant inputs are unobservable in the market. A full description of this valuation technique is included within the valuation process disclosure below. Depending on the nature of the inputs, these liabilities are classified as Level 2 or 3 within the fair value measurement hierarchy. As of October 31, 2015, the liabilities of Eaton Vance CLO 2015-1 include senior and subordinated notes issued at closing of the entity on October 29, 2105. As a result, these liabilities are valued based on the closing transaction price and are classified as Level 2 within the fair value measurement hierarchy.

Transfers in and out of Levels

The following table summarizes fair value transfers between Level 1 and Level 2 of the fair value measurement hierarchy for the years ended October 31, 2015 and 2014:

(in thousands)	2015	2014
Transfers from Level 1 into Level 2(1)	$314	$249
Transfers from Level 2 into Level 1(2)	29	1,192

(1)	Transfers from Level 1 into Level 2 primarily represent debt and equity securities formerly classified as Level 1 for which unadjusted quoted market prices in active markets became unavailable in the current period.
(2)	Transfers from Level 2 into Level 1 primarily represent debt and equity securities formerly classified as Level 2 for which unadjusted quoted market prices in active markets became available in the current period.

Level 3 assets and liabilities

As discussed more fully in Note 8, the Company de-consolidated Eaton Vance CLO IX on August 1, 2015 and Eaton Vance CLO 2013-1 on May 1, 2014. The following table shows a reconciliation of the beginning and ending fair value measurements of assets and liabilities valued on a recurring basis and classified as Level 3 within the fair value measurement hierarchy for the years ended October 31, 2015 and 2014:

	2015		2014
(in thousands)	Bank loans and other investments of consolidated CLO entity	Senior and subordinated note obligations of consolidated CLO entity	Bank loans and other investments of consolidated CLO entities	Senior and subordinated note obligations and redeemable preferred shares of consolidated CLO entities
Beginning balance	$801	$149,310	$1,245	$276,476
Issuance of senior and subordinated notes and redeemable preferred shares	-	-	-	421,523
De-consolidation of senior and subordinated notes and redeemable preferred shares	-	(4,097)	-	(419,193)
Net gains (losses) on investments and note obligations included in net income(1)	(281)	(2,426)	(183)	(1,209)
Additions(2)	-	1,379	-	-
Sales	(137)	-	(1,061)	-
Amortization of original issue discount on senior notes	-	-	-	75
Principal paydown	-	(144,166)	-	(128,362)
Transfers into Level 3(3)	-	-	800	-
Transfers out of Level 3(4)	(383)	-	-	-
Ending balance	$-	$-	$801	$149,310
Change in unrealized gains (losses) included in net income relating to assets and liabilities held	$-	$-	$35	$(1,196)

(1)	Substantially all net gains (losses) on investments, note obligations and redeemable preferred shares attributable to the assets and borrowings of the Company’s consolidated CLO entities are allocated to non-controlling and other beneficial interests on the Company’s Consolidated Statements of Income.
(2)	Represents the Company’s subordinated interest, which was previously eliminated in consolidation. The Company sold its interest in the first quarter of fiscal 2015. Refer to Note 8.
(3)	Transfers into Level 3 were the result of a reduction in the availability of significant observable inputs used in determining the fair value of the securities, including a loan that utilized a discount applied to the demanded yield.
(4)	Transfers out of Level 3 into Level 2 of the fair value measurement hierarchy were due to an increase in the observability of the inputs used in determining the fair value of certain instruments.

As discussed in Note 8, the senior notes of Eaton Vance CLO IX were paid down in full in the third quarter of fiscal 2015 in conjunction with a subordinated note holder vote to liquidate the consolidated CLO entity.

The following table shows the valuation technique and significant unobservable inputs utilized in the fair value measurement of Level 3 liabilities of Eaton Vance CLO IX at October 31, 2014:

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

Derivative financial instruments designated as cash flow hedges

During the fiscal years ended October 31, 2015, 2014 and 2013, the Company reclassified into interest expense $0.2 million, $0.2 million and $0.1 million, respectively, of deferred gains related to a forward-starting interest rate swap entered into in connection with the issuance of its 3.625 percent senior notes due June 15, 2023 (the “2023 Senior Notes”). The Company is reclassifying the remaining unamortized gain on the forward-starting interest rate swap recorded in other comprehensive income (loss) to earnings as a component of interest expense over the term of the debt. At October 31, 2015, the remaining unamortized gain was $1.5 million. During the next twelve months, the Company expects to reclassify approximately $0.2 million of the gain into interest expense.

During the fiscal years ended October 31, 2015, 2014 and 2013, the Company reclassified into interest expense $0.2 million, $0.2 million and $1.3 million, respectively, of deferred losses related to a Treasury lock transaction entered into in connection with the issuance of its 6.5 percent unsecured senior notes due October 2, 2017 (the “2017 Senior Notes”). Amounts for the year ended October 31, 2013 include $0.9 million in interest expense related to the accelerated amortization of the treasury lock tied to the portion of the 2017 Senior Notes retired on June 28, 2013. The Company is reclassifying the remaining unamortized loss on the Treasury lock transaction recorded in other comprehensive income (loss) to earnings as a component of interest expense over the term of the debt. At October 31, 2015, the remaining unamortized loss was $0.4 million. During the next twelve months, the Company expects to reclassify approximately $0.2 million of the loss on the Treasury lock transaction into interest expense.

Other derivative financial instruments not designated for hedge accounting

In fiscal 2013, the Company entered into a reverse treasury lock in conjunction with the Company’s tender offer to purchase up to $250 million of the 2017 Senior Notes. The transaction effectively locked in the benchmark interest rate to be used in determining the premium above par to be paid to note holders in conjunction with the repurchase of the 2017 Senior Notes tendered. The reference U.S. Treasury rate increased during the time the reverse treasury lock was outstanding and the Company recognized a $3.1 million loss upon termination in fiscal 2013. This loss was included in gains (losses) and other investment income, net, on the Company’s Consolidated Statement of Income.

The Company has entered into a series of foreign exchange contracts, stock index futures contracts, commodity futures contracts, total return swap contracts, interest rate swap contracts and interest rate futures contracts to hedge currency risk and market risk associated with its investments in certain consolidated sponsored funds and separately managed accounts seeded for new product development purposes. Certain of the consolidated sponsored funds and separately managed accounts may utilize derivative financial instruments within their portfolios in pursuit of their stated investment objectives.

At October 31, 2015, 2014 and 2013, excluding derivative financial instruments held in certain consolidated sponsored funds and separately managed accounts, the Company had 28, 39 and 42 foreign exchange contracts outstanding with four, four and five counterparties with an aggregate notional value of $27.2 million, $16.8 million and $59.1 million, respectively; 1,366, 2,091 and 2,711 stock index futures contracts outstanding with one counterparty with an aggregate notional value of $97.2 million, $177.3 million and $200.7 million, respectively; and 56, 566 and 217 commodity futures contracts outstanding with one counterparty with an aggregate notional value of $3.1 million, $32.3 million and $12.9 million, respectively. At October 31, 2015, the Company had two total return swap contracts outstanding with one counterparty with an aggregate notional value of $49.5 million. As of October 31, 2014 and 2013, the Company did not have any total return swap contracts outstanding. At October 31, 2014, the Company had 122 interest rate futures contracts outstanding with one counterparty with an aggregate notional value of $12.4 million. While the Company had outstanding interest rate futures contracts for certain periods during fiscal 2015, as of October 31, 2015 and 2013, the Company did not have any interest rate futures contracts outstanding. While the Company had outstanding interest rate swap contracts for certain periods during fiscal 2015, as of October 31, 2015, 2014 and 2013, the Company did not have any interest rate swap contracts outstanding. The number of derivative contracts outstanding and the notional values they represent at October 31, 2015, 2014 and 2013 are indicative of derivative balances throughout each respective year.

The following tables present the fair value of derivative financial instruments, excluding derivative financial instruments held in certain consolidated sponsored funds and separately managed accounts, not designated as hedging instruments as of October 31, 2015 and 2014:

October 31, 2015

	Assets		Liabilities
(in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other assets	$133	Other liabilities	$540
Stock index futures contracts	Other assets	53	Other liabilities	4,712
Commodity futures contracts	Other assets	112	Other liabilities	43
Total return swap contracts	Other assets	-	Other liabilities	128
Total		$298		$5,423

October 31, 2014

	Assets		Liabilities
(in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other assets	$289	Other liabilities	$290
Stock index futures contracts	Other assets	2,685	Other liabilities	1,614
Commodity futures contracts	Other assets	1,442	Other liabilities	631
Interest rate futures contracts	Other assets	-	Other liabilities	83
Total		$4,416		$2,618

The following is a summary of the net gains (losses) recognized in income for the years ended October 31, 2015, 2014 and 2013:

	Income Statement
(in thousands)	Location	2015	2014	2013
Foreign exchange contracts	Gains (losses) and other investment income, net	$1,948	$15	$1,293

Stock index futures contracts	Gains (losses) and other investment income, net	640	(12,902)	(31,861)

Commodity futures contracts	Gains (losses) and other investment income, net	3,396	720	842

Total return swap contracts	Gains (losses) and other investment income, net	157	-	-

Interest rate futures contracts	Gains (losses) and other investment income, net	(181)	(75)	-

Interest rate swap contracts	Gains (losses) and other investment income, net	(21)	-	-

Interest rate contracts	Gains (losses) and other investment income, net	-	-	(3,075)
Total		$5,939	$(12,242)	$(32,801)

7.	Fair Value Measurements of Other Financial Instruments

Certain financial instruments are not carried at fair value, but their fair value is required to be disclosed. The following is a summary of the carrying amounts and estimated fair values of these financial instruments at October 31, 2015 and 2014:

	2015			2014
(in thousands)	Carrying Value	Fair Value	Fair Value Level	Carrying Value	Fair Value	Fair Value Level
Investments, other	$2,048	$2,048	3	$2,947	$2,947	3
Other assets	$6,345	$6,345	3	$7,363	$7,363	3
Debt	$573,811	$600,930	2	$573,655	$611,015	2

Included in investments, other, is a non-controlling capital interest in ACM Holdings carried at $0.4 million and $1.3 million at October 31, 2015 and 2014, respectively (see Note 4). The carrying value of this investment approximates fair value. Fair value of this investment is determined using a cash flow model that projects future cash flows based upon contractual obligations, to which the Company then applies an appropriate discount rate. The fair value of this investment falls within Level 3 of the fair value measurement hierarchy.

Included in other assets at October 31, 2015 and 2014 is an option exercisable in 2017 to acquire an additional 26 percent interest in Hexavest carried at $6.3 million and $7.4 million, respectively. The carrying value of this option approximates fair value. The fair value of this option is determined using a Monte Carlo model, which simulates potential future market multiples of earnings before interest and taxes (“EBIT”) and compares this to the contractually fixed multiple of Hexavest’s EBIT at which the option can be exercised. The Monte Carlo model uses this array of simulated multiples and their difference from the contractual multiple times the projected EBIT for Hexavest to estimate the future exercise value of the option, which is then adjusted to present value. The fair value of this investment falls within Level 3 of the fair value measurement hierarchy.

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

Investments in VIEs that are consolidated

Consolidated sponsored funds

The Company invests in investment companies that meet the definition of a VIE. Disclosure regarding such consolidated sponsored funds is included in Note 3. In the ordinary course of business, the Company may elect to contractually waive investment advisory fees that it is entitled to receive from sponsored funds. Such waivers are described in Note 21.

Consolidated CLO entities

As of October 31, 2015, the Company deems itself to be the primary beneficiary of two non-recourse CLO entities, Eaton Vance CLO 2015-1 and Eaton Vance CLO IX. In developing its conclusion that it is the primary beneficiary of Eaton Vance CLO 2015-1, the Company determined that it has a more than insignificant economic interest in the entity by virtue of its 16 percent residual interest, which exposes the Company to a more than insignificant amount of the entity’s variability relative to its anticipated economic performance. In its role as collateral manager of the entity, the Company has the power to direct the activities that most significantly impact the economic performance of the entity. The Company’s variable interest represents an obligation to absorb losses of, or a right to receive benefits from, the entity that could potentially be significant to the entity. The Company determined that it is the primary beneficiary of Eaton Vance CLO IX due to the significance of its variable interest represented by the incentive collateral management fee. In consideration of these factors, the Company concluded that it is the primary beneficiary of Eaton Vance CLO 2015-1 and Eaton Vance CLO IX for consolidation accounting purposes.

On November 13, 2014, the Company sold its residual 8 percent interest in Eaton Vance CLO IX to an unrelated third party and recognized a loss on disposal of $0.3 million. During the third quarter of fiscal 2015, a majority of the holders of the subordinated notes elected to liquidate Eaton Vance CLO IX, with redemption occurring nearly in full on the scheduled July 20, 2015 payment date. The Company will remain the collateral manager of Eaton Vance CLO IX through resolution of the disposal of all remaining collateral assets. The Company is not a related party to the subordinated note holders of Eaton Vance CLO IX and there are neither explicit arrangements nor does the Company hold implicit variable interests that would require the Company to provide any ongoing financial support to the entity. While the Company still deems itself to be the primary beneficiary of Eaton Vance CLO IX, the remaining net assets of Eaton Vance CLO IX are not material to the Company’s financial position as of October 31, 2015, and the related income statement and cash flow amounts for the period from August 1, 2015 to October 31, 2015 are not material to the Company’s results of operations. As a result, the Company de-consolidated Eaton Vance CLO IX on August 1, 2015.

On May 1, 2014, the Company sold its 20 percent residual interest in Eaton Vance CLO 2013-1, which it had initially consolidated on October 11, 2013. Although the Company continues to serve as collateral manager of the entity and therefore has the power to direct the activities that most significantly impact the economic performance of the entity, the Company concluded that it was no longer the primary beneficiary of the entity upon disposition of its 20 percent residual interest, at which time the Company de-consolidated the entity.

The assets of the consolidated CLO entities are held solely as collateral to satisfy the obligations of the entity. The Company has no right to the benefits from, nor does the Company bear the risks associated with, the assets held by these CLO entities beyond the Company’s beneficial interest therein and management fees generated from the entities. The note holders and other creditors of the CLO entities have no recourse to the Company’s general assets. There are neither explicit arrangements nor does the Company hold implicit variable interests that would require the Company to provide any ongoing financial support to the entities.

Interest income and expense are recorded on an accrual basis and reported as gains (losses) and other investment income, net, and as interest expense in interest and other expense, respectively, of the consolidated CLO entities in the Company’s Consolidated Statements of Income for the fiscal years ended October 31, 2015, 2014 and 2013. Substantially all ongoing gains (losses) related to the consolidated CLO entities’ bank loans, other investments and note obligations and redeemable preferred shares recorded in earnings for the periods presented are attributable to changes in instrument-specific credit considerations.

Eaton Vance CLO 2015-1

Eaton Vance CLO 2015-1 began as a warehouse-stage CLO in February 2015. During the warehouse phase, the company held a 16.7 percent subordinated interest in the entity, which it did not consolidate. The Company determined that it did not hold the power to direct the activities that most significantly impacted Eaton Vance CLO 2015-1 during the warehouse phase because that power was shared with the majority holder of the equity, an unrelated third party. The pricing of Eaton Vance CLO 2015-1 occurred on October 6, 2015, at which time the Company assumed the power to direct the activities that most significantly affect the financial performance of the entity. As a result, the Company began consolidating Eaton Vance CLO 2015-1 at pricing on October 6, 2015.

The Company irrevocably elected the fair value option for measurement of substantially all financial assets of Eaton Vance CLO 2015-1 upon initial consolidation. At pricing, the Company entered into a trade commitment to acquire approximately 16 percent of the subordinated interests to be issued at closing on October 29, 2015, representing a controlling financial interest in the entity.

The Company did not elect the fair value option on the warehouse line of credit and preferred shares at pricing, as these liabilities were temporary in nature. The warehouse line of credit and the preferred shares were extinguished and the new senior and subordinated note obligations were issued at closing on October 29, 2015. The Company irrevocably elected the fair value option for the senior and subordinated note obligations of Eaton Vance CLO 2015-1 upon their issuance. Although the subordinated note obligations of Eaton Vance CLO 2015-1 have certain equity characteristics, the Company determined that they should be recorded as liabilities on its Consolidated Balance Sheet.

The Company elected the fair value option in these instances to mitigate any accounting mismatches between the carrying value of the new senior and subordinated note obligations of Eaton Vance CLO 2015-1 and the carrying value of the assets that are held to provide the cash flows for those note obligations. Unrealized gains and losses on assets and liabilities for which the fair value option has been elected are reported in gains (losses) and other investment income, net, of consolidated CLO entities in the Consolidated Statements of Income.

The following tables present, as of October 31, 2015, the fair value of Eaton Vance CLO 2015-1’s assets and liabilities that were subject to fair value accounting:

October 31, 2015

	CLO Bank Loan Investments
(in thousands)	Total CLO bank loan investments	90 days or more past due	Senior and subordinated note obligations
Unpaid principal balance	$306,483	$-	$397,039
Unpaid principal balance over fair value	(2,233)	-	-
Fair value	$304,250	$-	$397,039

During the fiscal year ended October 31, 2015, the Company recorded approximately $2.4 million of organizational and structuring costs and other expenses associated with the closing of Eaton Vance CLO 2015-1 in interest and other expense of consolidated CLO entities in the Company’s Consolidated Statement of Income.

Changes in the fair values of Eaton Vance CLO 2015-1’s bank loans and other investments resulted in a net loss of $28,550 for the fiscal year ended October 31, 2015, which was recorded in gains (losses) and other investment income, net, of consolidated CLO entities on the Company’s Consolidated Statement of Income.

Eaton Vance CLO 2015-1 has note obligations that bear interest at a fixed rate of 4.0 percent, as well as note obligations that bear interest at variable rates based on LIBOR plus a pre-defined spread ranging from 1.5 percent to 8.1 percent. The principal amounts outstanding of the note obligations issued by Eaton Vance CLO 2015-1 mature on October 20, 2026. The CLO entity may elect to reinvest any prepayments received on bank loans or other investments prior to July 2020. Any subsequent prepayments received must be used to pay down its note obligations. The holders of a majority of the subordinated notes have the option to liquidate Eaton Vance CLO 2015-1, provided there is sufficient value of the entity’s assets to repay the senior notes in full.

For the fiscal year ended October 31, 2015, the Company recorded a net loss of $4.2 million related to Eaton Vance CLO 2015-1. The Company recorded a net loss attributable to other beneficial interests of $4.4 million for the fiscal year ended October 31, 2015. Net income attributable to Eaton Vance Corp. shareholders was $0.2 million for the fiscal year ended October 31, 2015.

The following carrying amounts related to Eaton Vance CLO 2015-1 were included in the Company’s Consolidated Balance Sheet at October 31, 2015:

(in thousands)	2015
Assets:
Cash and cash equivalents	$162,704
Bank loans and other investments	304,250
Other assets	128
Liabilities:
Senior and subordinated note obligations	397,039
Other liabilities	70,814
Appropriated deficit	(5,338)
Net interest in Eaton Vance CLO 2015-1	$4,567

The Company had a subordinated interest in Eaton Vance CLO 2015-1 of $4.6 million as of October 31, 2015, which was eliminated in consolidation.

Eaton Vance CLO IX

The Company irrevocably elected the fair value option for all financial assets and liabilities of Eaton Vance CLO IX upon its initial consolidation on November 1, 2010. Unrealized gains and losses on assets and liabilities carried at fair value were reported in gains (losses) and other investment income, net, of the consolidated CLO entities in the Company’s Consolidated Statements of Income. Although the subordinated note obligations of Eaton Vance CLO IX had certain equity characteristics, the Company determined that the subordinated notes should be recorded as liabilities on the Company’s Consolidated Balance Sheet.

The following tables present, as of October 31, 2014, the fair value of Eaton Vance CLO IX’s assets and liabilities that were subject to fair value accounting:

October 31, 2014

	CLO Bank Loan Investments
(in thousands)	Total CLO bank loan investments	90 days or more past due	Senior and subordinated note obligations
Unpaid principal balance	$144,723	$500	$165,696
Unpaid principal balance over fair value	(3,282)	(500)	(13,714)
Fair value	$141,441	$-	$151,982

On November 13, 2014, the Company sold its residual 8 percent interest in Eaton Vance CLO IX to an unrelated third party and recognized a loss on disposal of $0.3 million. During the third quarter of fiscal 2015, a majority of the holders of the subordinated notes elected to liquidate Eaton Vance CLO IX, with redemption occurring nearly in full on the scheduled July 20, 2015 payment date. The Company will remain the collateral manager of Eaton Vance CLO IX through resolution of the disposal of all remaining collateral assets. The Company is not a related party to the subordinated note holders of Eaton Vance CLO IX and there are neither explicit arrangements nor does the Company hold implicit variable interests that would require the Company to provide any ongoing financial support to the entity. The Company de-consolidated Eaton Vance CLO IX on August 1, 2015 and removed the associated assets, liabilities and appropriated retained earnings from its Consolidated Balance Sheet as of that date, as the remaining balances are not material to the Company’s results of operations or financial condition.

Changes in the fair values of Eaton Vance CLO IX’s bank loans and other investments resulted in net gains (losses) of $(3.2) million, $(2.4) million and $0.2 million for the fiscal years ended October 31, 2015, 2014 and 2013, respectively, while changes in the fair value of Eaton Vance CLO IX’s note obligations resulted in net gains (losses) of $5.1 million, $(1.2) million and $(10.0) million, respectively, for the fiscal years ended October 31, 2015, 2014 and 2013. The combined net gains (losses) of $1.9 million, $(3.6) million and $(9.8) million, respectively, for the fiscal years ended October 31, 2015, 2014 and 2013 were recorded in gains (losses) and other investment income, net, of consolidated CLO entities on the Company’s Consolidated Statements of Income for these periods.

During the fiscal years ended October 31, 2015, 2014 and 2013, $144.2 million, $128.4 million and $177.5 million, respectively, of prepayments were used to pay down the entity’s note obligations. The entity’s senior notes were paid down in full as a result of a majority of the holders of the subordinated notes electing to liquidate Eaton Vance CLO IX during the third quarter of fiscal 2015.

For the fiscal years ended October 31, 2015, 2014 and 2013, the Company recorded net gains (losses) of $2.0 million (including the loss on disposal of its subordinated interest of $(0.3) million), $(2.2) million and $(7.3) million, respectively, related to Eaton Vance CLO IX. The Company recorded net losses attributable to other beneficial interests of $1.4 million, $5.1 million and $11.1 million for the fiscal years ended October 31, 2015, 2014 and 2013, respectively. Net income attributable to Eaton Vance Corp. shareholders was $3.4 million, $2.9 million and $3.8 million for the fiscal years ended October 31, 2015, 2014 and 2013, respectively.

The following carrying amounts related to Eaton Vance CLO IX were included in the Company’s Consolidated Balance Sheets at October 31, 2014:

(in thousands)	2014
Assets:
Cash and cash equivalents	$8,963
Bank loans and other investments	147,116
Other assets	371
Liabilities:
Senior and subordinated note obligations	151,982
Other liabilities	298
Appropriated retained earnings	2,467
Net interest in Eaton Vance CLO IX	$1,703

The Company had a subordinated interest in Eaton Vance CLO IX of $1.4 million as of October 31, 2014, which was eliminated in consolidation.

Eaton Vance CLO 2013-1

Eaton Vance CLO 2013-1 began as a warehouse stage CLO in December 2012. During the warehouse stage, all of the subordinated interests of the entity in the form of redeemable preferred shares were controlled by affiliates of an investment manager unrelated to the Company. The Company irrevocably elected the fair value option for measurement of substantially all financial assets of Eaton Vance CLO 2013-1 upon its initial consolidation on October 11, 2013, when the senior note obligations and redeemable preferred shares of the CLO were priced. At pricing, the Company entered into a trade commitment to acquire 20 percent of the redeemable preferred shares of the entity to be issued at closing on November 13, 2013, representing a variable, although not beneficial, interest in the entity.

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

On May 1, 2014, the Company sold its 20 percent residual interest in Eaton Vance CLO 2013-1, which it had initially consolidated on October 11, 2013. The Company continues to hold a $1.4 million beneficial interest in note obligations issued by Eaton Vance CLO 2013-1, which is carried at amortized cost. The Company considered the collateral management fees that it receives from CLO 2013-1 and determined that these fees are not significant to the VIE. Although the Company continues to serve as collateral manager of the entity and therefore has the power to direct the activities that most significantly impact the economic performance of the entity, the Company concluded that it was no longer the primary beneficiary of the entity upon disposition of its 20 percent residual interest, at which time the Company deconsolidated the entity and derecognized the associated assets, liabilities and appropriated retained earnings from its Consolidated Balance Sheet as of that date. The Company recognized a loss of $19,000 on de-consolidation, which is included in gains (losses) and other investment income, net, on the Company’s Consolidated Statement of Income for the fiscal year ended October 31, 2014.

During the fiscal year ended October 31, 2014, approximately $4.8 million of organizational and structuring costs associated with the closing of Eaton Vance CLO 2013-1 were recorded in interest and other expense of consolidated CLO entities in the Company’s Consolidated Statement of Income.

Changes in the fair values of Eaton Vance CLO 2013-1’s bank loans and other investments resulted in net losses of $39,000 and net gains of $2.6 million during the fiscal years ended October 31, 2014 and 2013, respectively, while changes in the fair value of Eaton Vance CLO 2013-1’s note obligations resulted in net gains of $2.4 million during the fiscal year ended October 31, 2014. The combined net gains of $2.4 million and $2.6 million, respectively, for the fiscal years ended October 31, 2014 and 2013 were recorded as gains and other investment income, net, of consolidated CLO entities on the Company’s Consolidated Statements of Income.

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

Non-consolidated CLO entities

The Company is not deemed the primary beneficiary of several CLO entities in which it holds variable interests. In its role as collateral manager, the Company often has the power to direct the activities of the CLO entities that most significantly impact the economic performance of these entities. In developing its conclusion that it is not the primary beneficiary of these entities, the Company determined that, for certain of these entities, although it has variable interests in each by virtue of its residual interests therein and the collateral management fees it receives, its variable interests neither individually nor in the aggregate represent an obligation to absorb losses of, or a right to receive benefits from, any such entity that could potentially be significant to that entity. Quantitative factors supporting the Company’s qualitative conclusion in each case included the relative size of the Company’s residual interest (in all but one instance representing less than 6 percent of the residual interest tranche and less than 1 percent of the total capital of the entity) and the overall magnitude and design of the collateral management fees within each structure.

Non-consolidated CLO entities had total assets of $2.1 billion and $2.4 billion as of October 31, 2015 and 2014, respectively. The Company’s variable interests in these entities consist of the Company’s direct ownership in these entities and any subordinated management fees earned but uncollected. The Company’s investment in these entities totaled $4.4 million and $4.0 million as of October 31, 2015 and 2014, respectively. Collateral management fees receivable for these entities totaled $1.8 million and $2.6 million on October 31, 2015 and 2014, respectively. In the fiscal year ended October 31, 2015, the Company did not provide any financial or other support to these entities that it was not previously contractually required to provide. The Company’s risk of loss with respect to these managed CLO entities is limited to the carrying value of its investments in, and collateral management fees receivable from, these entities as of October 31, 2015.

The Company’s investment in non-consolidated CLO entities is carried at amortized cost and is disclosed as a component of investments in Note 4. Income from these entities is recorded as a component of gains and other investment income, net, in the Company’s Consolidated Statements of Income, based upon projected investment yields.

Other entities

The Company holds variable interests in, but is not deemed to be the primary beneficiary of, certain sponsored privately offered equity funds with total assets of $12.7 billion and $11.3 billion as of October 31, 2015 and 2014, respectively. The Company has determined that these entities qualify for the deferral afforded by ASU 2010-10, Consolidation – Amendments for Certain Investment Funds, and thus assesses whether it is the primary beneficiary of these entities based on the Company’s exposure to the expected losses and expected residual returns of the entity. The Company’s variable interests in these entities consist of the Company’s direct ownership therein, which in each case is insignificant relative to the total ownership of the fund, and any investment advisory fees earned but uncollected. The Company held investments in these entities totaling $2.2 million and $6.6 million on October 31, 2015 and 2014, respectively, and investment advisory fees receivable totaling $0.7 million and $0.6 million on October 31, 2015 and 2014, respectively. In the fiscal year ended October 31, 2015, the Company did not provide any financial or other support to these entities that it was not contractually required to provide. The Company’s risk of loss with respect to these managed entities is limited to the carrying value of its investments in, and investment advisory fees receivable from, the entities as of October 31, 2015. The Company does not consolidate these VIEs because it does not hold the majority of the risks and rewards of ownership.

The Company’s investments in privately offered equity funds are carried at fair value and included in investment securities, available-for-sale, which are disclosed as a component of investments in Note 4. The Company records any change in fair value, net of income tax, in other comprehensive income (loss).

9.	Equipment and Leasehold Improvements

The following is a summary of equipment and leasehold improvements at October 31, 2015 and 2014:

(in thousands)	2015	2014

Equipment	$75,492	$71,367
Leasehold improvements	56,364	53,796
Subtotal	131,856	125,163
Less: Accumulated depreciation and amortization	(86,913)	(79,512)
Equipment and leasehold improvements, net	$44,943	$45,651

Depreciation and amortization expense was $11.4 million, $10.9 million and $13.0 million for the years ended October 31, 2015, 2014 and 2013, respectively.

10.	Acquisitions, Goodwill and Intangible Assets

Atlanta Capital Management, LLC (“Atlanta Capital”)

In fiscal 2015 and 2014, the Company purchased an additional 0.4 percent and 0.3 percent profits interest in Atlanta Capital for $0.5 million and $0.3 million, respectively, pursuant to the put and call provisions of the Atlanta Capital Plan. Please see Note 12 for additional information related to the Atlanta Capital Plan.

In fiscal 2015, the Company purchased an additional 1.4 percent profit interest for $6.8 million pursuant to the terms of the original acquisition agreement, as amended. In fiscal 2014, the Company purchased an additional 1.3 percent profit interest and a 0.1 percent capital interest in Atlanta Capital for $6.6 million pursuant to the terms of the original acquisition agreement, as amended. The purchase price in each instance was based on a multiple of Atlanta Capital’s earnings before taxes for the relevant fiscal period.

As of October 31, 2015, non-controlling interest holders of Atlanta Capital retained a 1.6 percent profit interest in Atlanta Capital associated with the original acquisition. Pursuant to the terms of the original acquisition agreement, as amended, the non-controlling interest holders of Atlanta Capital have the right to sell an additional 0.1 percent profit interest in Atlanta Capital to the Company at a multiple of Atlanta Capital’s earnings before taxes for the fiscal year ended October 31, 2016. To the extent that the put is not fully exercised based on fiscal 2016 results, non-controlling interest holders have the opportunity to sell the 0.1 percent profit interest, less any portion sold in prior years, based on the financial results of Atlanta Capital for each fiscal year thereafter. Also pursuant to the terms of the original acquisition agreement, as amended, the Company has the right to purchase 100 percent of the profit interests related to the original acquisition retained by non-controlling interest holders as of October 31, 2017 and annually thereafter, at prices based on the financial results of Atlanta Capital for those fiscal years. Neither the exercise of the puts nor the exercise of the calls is contingent upon the non-controlling interest holders of Atlanta Capital remaining employees.

Total profit interests in Atlanta Capital held by non-controlling interest holders, including direct profit interests related to the original acquisition as well as indirect profit interests issued pursuant to the Atlanta Capital Plan, decreased to 13.1 percent on October 31, 2015 from 13.8 percent on October 31, 2014, reflecting the exercise of puts and calls as described above, as well as the grant of an additional 1.1 percent profit interest to employees of Atlanta Capital pursuant to the terms of the Atlanta Capital Plan in fiscal

2015. Non-controlling interest holders did not hold any capital interests in Atlanta Capital as of October 31, 2015. Total capital interests in Atlanta Capital held by non-controlling interest holders as of October 31, 2014 were 0.1 percent.

Parametric Portfolio Associates LLC (“Parametric”)

In November 2013, the non-controlling interest holders of Parametric Risk Advisors entered into a Unit Acquisition Agreement with Parametric to exchange their remaining ownership interests in Parametric Risk Advisors (representing a 20 percent ownership interest in the entity) for additional ownership interests in Parametric Portfolio LP (“Parametric LP”), whose sole asset is ownership interests in Parametric. The Parametric LP ownership interests issued in the exchange, representing a 0.8 percent profit interest and a 0.8 percent capital interest, contain put and call features that become exercisable over a four-year period starting in 2018. As a result of this exchange, Parametric Risk Advisors became a wholly owned subsidiary of Parametric.

In December 2012, Parametric acquired Clifton. As part of the transaction, the Company issued indirect ownership interests in Parametric LP to certain former Clifton employees. These indirect interests, representing a 1.9 percent profit interest and a 1.9 percent capital interest, are subject to certain put and call features that are exercisable over a four-year period that began at closing. In January 2015, the associated holders exercised a put option and the Company exercised a call option with respect to the Parametric LP ownership interests issued in conjunction with the Clifton acquisition, resulting in the Company’s acquisition of an indirect 0.5 percent profit interest and a 0.5 percent capital interest in Parametric for a total of $6.7 million.

In fiscal 2015 and 2014, the Company purchased additional 0.5 percent and 0.5 percent profit interests in Parametric for $4.2 million and $5.7 million, respectively, in transactions under the Parametric Plan. Please see Note 12 for additional information related to the Parametric Plan.

Total profit interests in Parametric held by non-controlling interest holders, including indirect profit interests issued pursuant to the Parametric Plan, decreased from 7.9 percent as of October 31, 2014 to 7.4 percent as of October 31, 2015, reflecting the transactions described above, as well as the grant of 0.5 percent profit interest to employees of Parametric pursuant to the terms of the Parametric Plan in fiscal 2015. Total capital interests in Parametric held by non-controlling interest holders decreased from 2.7 percent as of October 31, 2014 to 2.2 percent as of October 31, 2015.

Tax Advantaged Bond Strategies (“TABS”)

In fiscal 2009, the Company acquired the TABS business of M.D. Sass Investors Services, a privately held investment manager based in New York, New York for cash and future consideration. Subsequent to closing, the TABS business was reorganized as the Tax-Advantaged Bond Strategies division of Eaton Vance Management. The acquisition was completed prior to the change in accounting for contingent purchase price consideration. Accordingly, all contingent purchase price payments related to this acquisition are treated as adjustments to the purchase price allocation.

During fiscal 2015, the Company made a contingent payment of $9.1 million to the selling group based upon prescribed multiples of TABS’s revenue for the twelve months ended December 31, 2014, increasing goodwill by the payment amount, as the acquisition was completed prior to the change in accounting for contingent purchase price consideration.

The Company is obligated to make two additional annual contingent payments to the selling group based on prescribed multiples of TABS’s revenue for the twelve months ending December 31, 2015 and 2016. All future payments will be in cash and will result in an addition to goodwill. These payments are not contingent upon any member of the selling group remaining an employee of the Company.

Goodwill

The changes in the carrying amount of goodwill for the years ended October 31, 2015 and 2014 are as follows:

	October 31,
(in thousands)	2015	2014
Balance, beginning of period	$228,876	$228,876
Goodwill acquired	9,085	-
Balance, end of period	$237,961	$228,876

All acquired goodwill is deductible for tax purposes.

The Company completed its most recent goodwill impairment testing in the fourth quarter of fiscal 2015 and determined that there was no impairment in the carrying value of this asset as of September 30, 2015. To evaluate the sensitivity of the goodwill impairment testing to the calculation of fair value, the Company applied a hypothetical 10 percent and 20 percent decrease to the fair value of each reporting unit. Based on such hypothetical scenarios, the results of the Company’s impairment testing would not change, as the reporting units still had an excess of fair value over the carrying value under both hypothetical scenarios. There were no significant changes in the assumptions, methodologies or weightings used in the Company’s current year goodwill impairment testing.

No impairment in the value of goodwill was recognized during the years ended October 31, 2015, 2014 and 2013.

Intangible assets

The following is a summary of intangible assets at October 31, 2015 and 2014:

October 31, 2015

(dollars in thousands)	Weighted- average remaining amortization period (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount

Amortizing intangible assets:
Client relationships acquired	8.8	$133,927	$(86,419)	$47,508
Intellectual property acquired	10.6	1,000	(319)	681
Trademark acquired	4.2	900	(364)	536

Non-amortizing intangible assets:
Mutual fund management contracts acquired		6,708	-	6,708
Total		$142,535	$(87,102)	$55,433

October 31, 2014

(dollars in thousands)	Weighted- average remaining amortization period (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount

Amortizing intangible assets:
Client relationships acquired	9.3	$133,927	$(76,918)	$57,009
Intellectual property acquired	11.6	1,000	(255)	745
Trademark acquired	5.2	900	(236)	664

Non-amortizing intangible assets:
Mutual fund management contracts acquired		6,708	-	6,708
Total		$142,535	$(77,409)	$65,126

No impairment in the value of amortizing or non-amortizing intangible assets was recognized during the years ended October 31, 2015, 2014 or 2013.

Amortization expense was $9.7 million, $9.4 million and $9.2 million for the years ended October 31, 2015, 2014 and 2013, respectively. Estimated amortization expense to be recognized by the Company over the next five years is as follows:

Year Ending October 31,	Estimated amortization
(in thousands)	expense
2016	$8,647
2017	8,534
2018	8,505
2019	4,529
2020	3,508

11.	Debt

Senior notes due 2017

During fiscal 2007, the Company issued $500 million in aggregate principal amount of 6.5 percent unsecured senior notes due October 2, 2017 (“2017 Senior Notes”). Interest is payable semi-annually in arrears on April 2 and October 2 of each year. There are no covenants associated with the 2017 Senior Notes.

During fiscal 2013, the Company announced a tender offer to purchase for cash up to $250 million in aggregate principal amount of the outstanding 2017 Senior Notes and ultimately accepted for purchase $250 million of the 2017 Senior Notes (“Tendered Notes”) on June 28, 2013. Pursuant to the terms of the Indenture that governs the 2017 Senior Notes, the consideration paid to the holders of the Tendered Notes, which totaled $301.5 million, was calculated as the sum of the present values of the remaining scheduled payments of principal and interest through October 2, 2017, discounted to June 28, 2013 using a reference

U.S. Treasury security rate (0.625 percent U.S. Treasury Notes due September 30, 2017) plus 30 basis points. The holders of the Tendered Notes were also paid $3.9 million in interest that accrued from April 2, 2013 (the last interest payment date) through June 28, 2013.

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

Senior notes due 2023

During fiscal 2013, the Company issued $325 million in aggregate principal amount of 3.625 percent ten-year senior notes due June 15, 2023 (“2023 Senior Notes”), resulting in net proceeds of approximately $321.3 million after underwriting discounts and transaction fees. Interest is payable semi-annually in arrears on June 15th and December 15th of each year. At October 31, 2015 and 2014, the carrying value of the 2023 Senior Notes was $323.8 million and $323.7 million, respectively. The 2023 Senior Notes are unsecured and unsubordinated obligations of the Company. There are no covenants associated with the 2023 Senior Notes.

Corporate credit facility

The Company entered into a $300 million senior unsecured revolving credit facility on October 21, 2014. The credit facility has a five-year term, expiring on October 21, 2019. Under the facility, the Company may borrow up to $300 million at LIBOR-based rates of interest that vary depending on the level of usage of the facility and credit ratings of the Company. The credit facility is unsecured, contains financial covenants with respect to leverage and interest coverage, and requires the Company to pay an annual commitment fee on any unused portion. As of October 31, 2015, the Company had no borrowings under its unsecured revolving credit facility.

12.	Stock-Based Compensation Plans

The Company’s stock-based compensation plans include the Omnibus Incentive Plans, defined as the 2013 Omnibus Incentive Plan, as amended and restated (the “2013 Plan”) and the 2008 Omnibus Incentive Plan, as amended and restated (the “2008 Plan”); the Employee Stock Purchase Plans, defined as the 2013 Employee Stock Purchase Plan (the “Qualified ESPP”), the 2013 Nonqualified Employee Stock Purchase Plan, as amended and restated (the “Nonqualified ESPP”) and the 1986 Employee Stock Purchase Plan; the Employee Stock Purchase Incentive Plans, defined as the 2013 Incentive Compensation Nonqualified Employee Stock Purchase Plan, as amended and restated (the “Incentive ESPP”) and the 1992 Incentive Plan – Stock Alternative; the Atlanta Capital Management Company, LLC Long-term Equity Incentive Plan (the “Atlanta Capital Plan”); and the Parametric Portfolio Associates LLC Long-term Equity Incentive Plan, as amended and restated (the “Parametric Plan”). The Company recognized compensation cost related to its plans for the years ended October 31, 2015, 2014 and 2013 as follows:

(in thousands)	2015	2014	2013
Omnibus Incentive Plans:
Stock options	$17,606	$16,291	$14,945
Restricted shares	41,789	35,672	32,894
Phantom stock units	241	267	506
Employee Stock Purchase Plans	624	607	1,235
Employee Stock Purchase Incentive Plans	512	393	308
Atlanta Capital Plan	2,534	2,360	3,071
Parametric Plan	6,214	4,958	6,832
Total stock-based compensation expense	$69,520	$60,548	$59,791

The total income tax benefit recognized for stock-based compensation arrangements was $23.3 million, $20.5 million and $19.3 million for the years ended October 31, 2015, 2014 and 2013, respectively.

Omnibus Incentive Plans

The 2013 Plan, which is administered by the Compensation Committee of the Board and replaced the 2008 Plan, allows for awards of stock options, restricted shares and phantom stock units to eligible employees and non-employee Directors. Options to purchase Non-Voting Common Stock granted under the 2013 Plan expire ten years from the date of grant, vest over five years and may not be granted with an exercise price that is less than the fair market value of the stock as of the close of business on the date of grant. Restricted shares of Non-Voting Common Stock granted under the 2013 Plan vest over five years and may be subject to performance goals. These performance goals generally relate to the achievement of specified levels of adjusted operating income. Phantom stock units granted under the 2013 Plan vest over two years. The 2013 Plan contains change in control provisions that may accelerate the vesting of awards. A total of 18.5 million shares of Non-Voting Common Stock have been reserved for issuance under the 2013 Plan. Through October 31, 2015, 2.5 million restricted shares and options to purchase 4.6 million shares have been issued pursuant to the 2013 Plan.

Stock options

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option valuation model. The Black-Scholes option valuation model incorporates assumptions as to dividend yield, volatility, an appropriate risk-free interest rate and the expected life of the option. Many of these assumptions require management’s judgment. The dividend yield assumption represents the Company’s expected dividend yield based on its historical dividend payouts and the stock price at the date of grant. The Company’s stock volatility assumption is based upon its historical stock price fluctuations. The Company uses historical data to estimate option forfeiture rates and the expected term of options granted. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve at the time of grant.

The weighted-average fair values per share of stock options granted during the years ended October 31, 2015, 2014 and 2013 using the Black-Scholes option valuation model were as follows:

114

	2015	2014	2013
Weighted-average grant date fair value of options granted	$10.13	$13.25	$7.69

Assumptions:
Dividend yield	2.3% to 2.7%	2.1% to 2.4%	2.8% to 5.5%
Volatility	27% to 34%	36% to 37%	36% to 37%
Risk-free interest rate	1.7% to 2.1%	2.1% to 2.4%	1.2% to 2.1%
Expected life of options	6.7 years	6.9 years	7.1 years

Stock option transactions under the 2013 Plan and predecessor plans for the year ended October 31, 2015 are summarized as follows:

(share and intrinsic value figures in thousands)	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding, beginning of period	21,892	$30.49
Granted	2,782	36.99
Exercised	(3,500)	25.04
Forfeited/expired	(98)	36.33
Options outstanding, end of period	21,076	$32.23	4.9	$126,237
Options exercisable, end of period	12,829	$31.68	3.2	$89,994
Vested or expected to vest at October 31, 2015	21,044	$32.22	4.9	$126,202

The Company received $82.9 million, $81.2 million and $113.6 million related to the exercise of options for the fiscal years ended October 31, 2015, 2014 and 2013, respectively. Options exercised represent newly issued shares. The total intrinsic value of options exercised during the years ended October 31, 2015, 2014 and 2013 was $46.2 million, $59.9 million and $86.3 million, respectively. The total fair value of options that vested during the year ended October 31, 2015 was $20.0 million.

As of October 31, 2015, there was $44.0 million of compensation cost related to unvested stock options granted under the Omnibus Incentive Plans not yet recognized. That cost is expected to be recognized over a weighted-average period of 2.3 years.

In November 2015, the Company granted options to purchase 3.1 million shares of the Company’s Non-Voting Common Stock under the 2013 Plan at a price of $36.76 per share, the then current trading price of the underlying securities.

Restricted shares

The Company’s restricted share awards are generally subject to graduated vesting schedules. Compensation expense is adjusted for estimated forfeitures and is recognized on a straight-line basis over the service periods underlying the awards. As of October 31, 2015, there was $86.7 million of compensation cost related to unvested awards granted under the Omnibus Incentive Plans not yet recognized. That cost is expected to be recognized over a weighted-average period of 2.7 years.

A summary of the Company’s restricted share activity for the year ended October 31, 2015 under the Omnibus Incentive Plans is presented below:

		Weighted-
		Average
		Grant Date
(share figures in thousands)	Shares	Fair Value
Unvested, beginning of period	3,784	$32.08
Granted	1,420	37.45
Vested	(1,100)	30.24
Forfeited	(116)	34.52
Unvested, end of period	3,988	$34.43

The total fair value of restricted stock vested for the years ended October 31, 2015, 2014 and 2013 was $33.3 million, $35.9 million and $20.6 million, respectively. In November 2015, the Company awarded a total of 1.2 million shares of restricted shares under the 2013 Plan at a grant date fair value of $36.76 per share.

Phantom stock units

During fiscal 2015, 7,180 phantom stock units were issued to non-employee Directors pursuant to the 2013 Plan. Because these units are contingently forfeitable, compensation expense is recorded over the forfeiture period. The total liability paid out associated with phantom stock during the fiscal years ended October 31, 2015, 2014 and 2013 was $0.3 million, $0.5 million and $0.3 million, respectively. As of October 31, 2015, there was $0.1 million of compensation cost related to unvested awards granted under the 2013 Plan not yet recognized. That cost is expected to be recognized over a weighted-average period of one year.

Employee Stock Purchase Plans

The Qualified ESPP and the Nonqualified ESPP, which are administered by the Compensation Committee of the Board and replaced the 1986 Employee Stock Purchase Plan, permit eligible employees to direct up to a maximum of $12,500 per six-month offering period toward the purchase of Non-Voting Common Stock at the lower of 90 percent of the market price of the Non-Voting Common Stock at the beginning or at the end of each offering period. The Qualified ESPP qualifies under Section 423 of the U.S. Internal Revenue Code of 1986, as amended (“Internal Revenue Code”). A total of 0.4 million and 0.1 million shares of the Company’s Non-Voting Common Stock have been reserved for issuance under the Qualified ESPP and Nonqualified ESPP, respectively. Through October 31, 2015, 0.2 million shares have been issued pursuant to the Qualified ESPP and Nonqualified ESPP.

The Company received $3.3 million, $3.7 million and $3.5 million related to shares issued under the Employee Stock Purchase Plans for the years ended October 31, 2015, 2014 and 2013, respectively.

Employee Stock Purchase Incentive Plans

The Incentive ESPP, which is administered by the Compensation Committee of the Board and replaced the 1992 Incentive Plan – Stock Alternative, permits employees to direct up to half of their incentive bonuses and commissions toward the purchase of the Company’s Non-Voting Common Stock at the lower of 90 percent of the market price of the Non-Voting Common Stock at the beginning or at the end of each quarterly offering period. A total of 0.6 million shares of the Company’s Non-Voting Common Stock have been reserved for issuance under the Incentive ESPP. Through October 31, 2015, 0.2 million shares have been issued pursuant to the plan.

The Company received $3.5 million, $3.3 million and $2.1 million related to shares issued under the Employee Stock Purchase Incentive Plans for the years ended October 31, 2015, 2014 and 2013, respectively.

Atlanta Capital and Parametric Plans

The Atlanta Capital and Parametric Plans allow for awards of profit units of Atlanta Capital and Parametric to key employees of each entity, respectively. Profit units granted under the Atlanta Capital and Parametric Plans vest over five years and entitle the holders to quarterly distributions of available cash flow. Fair value of the awards is determined on the grant date utilizing an annual appraisal of each entity. The annual appraisal is developed using two models, an income approach and a market approach, as described in Note 1. These models utilize appropriate discount rates as well as relevant investment management industry market multiples. Vested profit units are redeemable upon the exercise of limited in-service put rights held by the employee or call rights held by the Company. The call rights held by the Company entitle the Company to repurchase the profit units at the end of a ten-year call period and each year thereafter, and upon termination of employment. Execution of the puts and calls takes place upon availability of the annual appraisal to ensure the transactions take place at fair value. Profit units are not reserved for issuance; the number of profit units authorized for awards is determined annually by the Company on the first calendar day of the fiscal year. The awards under the Atlanta Capital and Parametric Plans are accounted for as equity awards.

In the year ended October 31, 2015, approximately 25,400 profit units of Atlanta Capital were issued to certain employees of that entity pursuant to the Atlanta Capital Plan at a weighted-average per unit price of $142.47. Because the units are contingently forfeitable, compensation expense is recorded on a straight-line basis over the forfeiture period of five years. As of October 31, 2015, there was $6.2 million of compensation cost related to unvested awards granted under the plan not yet recognized. That cost is expected to be recognized over a weighted-average period of 3.2 years. Through October 31, 2015, approximately 266,600 profit units have been issued pursuant to the Atlanta Capital Plan.

In the year ended October 31, 2015, approximately 3,400 profit units of Parametric were issued to certain employees of that entity pursuant to the Parametric Plan at a weighted-average per unit price of $2,194.83. Because these units are contingently forfeitable, compensation expense is recorded on a straight-line basis over the forfeiture period of five years. As of October 31, 2015, there was $9.6 million of compensation cost related to unvested awards granted under the plan not yet recognized. That cost is expected to be recognized over a weighted-average period of 3.2 years. Through October 31, 2015, approximately 35,400 profit units have been issued pursuant to the Parametric Plan.

In November 2015, the Company granted a total of 30,690 profit units at a grant date fair value of $135.59 per unit pursuant to the Atlanta Capital Plan and a total of 3,358 profit units at a grant date fair value of $2,035.91 per unit pursuant to the Parametric Plan.

Stock Option Income Deferral Plan

The Company has established an unfunded, non-qualified Stock Option Income Deferral Plan to permit key employees to defer recognition of income upon exercise of non-qualified stock options previously granted by the Company. As of October 31, 2015, options to purchase 0.2 million shares have been exercised and placed in trust with the Company.

13.	Employee Benefit Plans

Profit Sharing and Savings Plan

The Company has a Profit Sharing and Savings Plan for the benefit of substantially all employees. The Profit Sharing and Savings Plan is a defined contribution profit sharing plan with a 401(k) deferral component. All full-time employees who have met certain age and length of service requirements are eligible to participate in the plan. The plan allows participating employees to make elective deferrals of compensation up to the plan’s annual limits. The Company then matches each participant’s contribution on a dollar-for-dollar basis to a maximum of $1,040 per annum. In addition, the Company may, at its discretion, contribute up to 15 percent of eligible employee compensation to the plan, up to a maximum of $39,000, $38,250 and $37,500 per employee for the years ended October 31, 2015, 2014 and 2013, respectively. The Company’s expense under the plan was $22.7 million, $21.8 million and $19.8 million for the years ended October 31, 2015, 2014 and 2013, respectively.

Supplemental Profit Sharing Retirement Plan

The Company has an unfunded, non-qualified Supplemental Profit Sharing Retirement Plan whereby certain key employees of the Company may receive profit sharing contributions in excess of the amounts allowed under the Profit Sharing and Savings Plan. Participation in the Supplemental Profit Sharing Retirement Plan has been frozen and is restricted to employees who qualified as participants on November 1, 2002. The Company did not make any contributions to the plan in fiscal 2015. Participants in the Supplemental Profit Sharing Retirement Plan continue to earn investment returns on their balances commensurate with those earned in the employer-directed portion of the Profit Sharing and Savings Plan. The Company’s expense under the Supplemental Profit Sharing Retirement Plan for the years ended October 31, 2015, 2014 and 2013 was $1,486, $21,576 and $38,302, respectively.

14.	Common Stock

All outstanding shares of the Company’s Voting Common Stock are deposited in a voting trust, the trustees of which have unrestricted voting rights with respect to the Voting Common Stock. The trustees of the voting trust are all officers of the Company. Non-Voting Common shares do not have voting rights under any circumstances. In fiscal 2015, the Company issued 13,927 shares and repurchased 13,927 shares of its Voting Common Stock.

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

In fiscal 2015, the Company purchased and retired approximately 4.8 million shares of its Non-Voting Common Stock under the current repurchase authorization and approximately 2.6 million shares under a previous repurchase authorization. Approximately 3.2 million additional shares may be repurchased under the current authorization as of October 31, 2015.

15.	Non-operating Income (Expense)

The components of non-operating income (expense) for the years ended October 31, 2015, 2014 and 2013 were as follows:

(in thousands)	2015	2014	2013
Non-operating income (expense):
Interest and other income	$9,346	$8,182	$6,514
Net losses on investments and derivatives	(9,151)	(6,946)	(8,154)
Net foreign currency losses	(226)	(97)	(873)
Gains (losses) and other investment income, net	(31)	1,139	(2,513)
Interest expense	(29,357)	(29,892)	(33,708)
Loss on extinguishment of debt	-	-	(52,996)

Other income (expense) of consolidated CLO entities:
Interest income	3,467	16,174	21,966
Net gains (losses) on bank loans, other investments, note obligations and preferred shares	1,625	(1,282)	(7,151)
Gains and other investment income, net	5,092	14,892	14,815
Structuring and closing fees	(2,359)	(4,847)	-
Interest expense	(4,408)	(10,000)	(19,152)
Interest and other expense	(6,767)	(14,847)	(19,152)
Total non-operating expense	$(31,063)	$(28,708)	$(93,554)

16.	Income Taxes

The provision for income taxes for the years ended October 31, 2015, 2014 and 2013 consists of the following:

(in thousands)	2015	2014	2013
Current:
Federal	$117,682	$149,999	$121,373
State	20,837	25,329	29,816
Deferred:
Federal	4,614	10,653	(6,347)
State	81	729	(946)
Total	$143,214	$186,710	$143,896

Deferred income taxes reflect the expected future tax consequences of temporary differences between the carrying amounts and tax bases of the Company’s assets and liabilities. The significant components of deferred income taxes are as follows:

(in thousands)	2015	2014

Deferred tax assets:
Stock-based compensation	$69,133	$68,775
Compensation and benefit expense	5,190	4,977
Deferred rent	12,776	4,349
Differences between book and tax bases of investments	9,268	1,130
Differences between book and tax bases of property	-	1,231
Federal benefit of unrecognized state tax benefits	883	827
Other	460	355
Total deferred tax asset	$97,710	$81,644

Deferred tax liabilities:
Deferred sales commissions	$(9,760)	$(6,899)
Differences between book and tax bases of goodwill and intangibles	(36,855)	(25,008)
Differences between book and tax bases of property	(6,117)	-
Unrealized net holding gains on investments	(2,380)	(3,212)
Unrealized gains on derivative instruments	(434)	(426)
Total deferred tax liability	$(55,546)	$(35,545)
Net deferred tax asset	$42,164	$46,099

The Company records a valuation allowance when necessary to reduce deferred tax assets to an amount that is more likely than not to be realized. No valuation allowance has been recorded for deferred tax assets, reflecting management’s belief that all deferred tax assets will be utilized.

The following table reconciles the Company’s effective tax rate from the U.S. federal statutory tax rate to such amount for each of the years ended October 31, 2015, 2014 and 2013:

	2015	2014	2013

Federal statutory rate	35.0%	35.0%	35.0%
State and local income tax, net of federal income tax benefit	3.8	3.5	3.3
Non-controlling interest	(0.8)	(0.8)	(1.2)
Stock-based compensation	0.8	0.4	0.8
State audit settlement	-	-	1.9
Other	-	(0.1)	0.2
Effective income tax rate	38.8%	38.0%	40.0%

The exercise of non-qualified stock options resulted in a reduction of taxes payable of approximately $10.0 million, $18.6 million and $20.6 million for the years ended October 31, 2015, 2014 and 2013, respectively. Such benefit has been reflected as a component of shareholders’ equity.

The changes in gross unrecognized tax benefits, excluding interest and penalties, for the years ended October 31, 2015, 2014 and 2013 are as follows:

(in thousands)	2015	2014	2013
Beginning Balance	$1,798	$857	$9,538
Additions for tax positions of prior years	437	1,117	324
Additions based on tax positions related to current year	62	-	55
Reductions for tax positions of prior years	(130)	(176)	-
Reductions for settlements with taxing authorities	-	-	(8,752)
Lapse of statute of limitations	(67)	-	(308)
Ending Balance	$2,100	$1,798	$857

The total amount of unrecognized tax benefits as of October 31, 2015, 2014 and 2013 that, if recognized, would impact the effective tax rate is $2.1 million, $1.8 million and $0.9 million, respectively.

In the years ended October 31, 2015, 2014 and 2013, the Company recognized $0.1 million, $0.2 million and $0.2 million, respectively, in interest and penalties in its income tax provision. Accrued interest and penalties, which are included as a component of unrecognized tax benefits, totaled $0.8 million, $0.7 million and $0.5 million at October 31, 2015, 2014 and 2013, respectively.

The Company believes that it is reasonably possible that approximately $1.0 million of its currently remaining unrecognized tax benefits, each of which are individually insignificant, may be recognized within the next 12 months as a result of a lapse of the statute of limitations and settlements with state taxing authorities.

The Company considers the undistributed earnings of certain of its foreign subsidiaries to be indefinitely reinvested in foreign operations as of October 31, 2015. Accordingly, no U.S. income taxes have been provided thereon. As of October 31, 2015, the Company had approximately $34.1 million of undistributed earnings in certain Canadian, UK and Australian foreign subsidiaries that are not available to fund domestic operations or to distribute to shareholders unless repatriated. Repatriation would require the Company to accrue and pay U.S. corporate income taxes. The unrecognized deferred income tax liability on these un-repatriated funds, or temporary difference, is estimated to be $4.0 million. The Company does not intend to repatriate these funds, has not previously repatriated funds from these entities, and has the financial liquidity to permanently leave these funds offshore.

During fiscal year 2013, a state tax authority and the Company agreed to settle all matters relating to the tax authority’s audit of the fiscal years ended October 31, 2004 through October 31, 2009 in exchange for a lump sum payment of $19.6 million. The $19.6 million payment resulted in a net increase to income tax expense in fiscal 2013 of $6.7 million, equal to the amount of the payment less previously recorded reserves of $9.3 million and a federal tax benefit on the increased state tax of $3.6 million.

The Company is generally no longer subject to income tax examinations by U.S. federal, state, local or non-U.S. taxing authorities for fiscal years prior to fiscal 2011.

17.	Non-controlling and Other Beneficial Interests

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

Redeemable non-controlling interests at other than fair value

As of October 31, 2015, redeemable non-controlling interests at other than fair value consist of interests in Atlanta Capital retained by selling shareholders at the time of acquisition. The Company’s purchase of these remaining non-controlling interests, which are not subject to mandatory redemption, is predicated on the exercise of a series of puts held by non-controlling interest holders and calls held by the Company. These put and call rights are not legally detachable or separately exercisable and are deemed to be embedded in the related non-controlling interests. The puts provide non-controlling interest holders the right to require the Company to purchase these retained interests at specific intervals over time, while the calls provide the Company the right to require the non-controlling interest holders to sell their retained equity interests to the Company at specific intervals over time, as well as upon the occurrence of certain events such as death or permanent disability. As a result, there is significant uncertainty as to the timing of any non-controlling interest purchases in the future. The value assigned to the purchase of a non-controlling interest is based, in each case, on a multiple of earnings before interest and taxes of Atlanta Capital at specified points in the future. As a result, these interests are considered redeemable at other than fair value and changes in the redemption value of these interests are recognized in net income attributable to non-controlling and other beneficial interests.

Net income attributable to non-controlling and other beneficial interests reflects a decrease of $0.2 million in fiscal 2015 in the estimated redemption value of redeemable non-controlling interests in Atlanta Capital; net income attributable to non-controlling and other beneficial interests in fiscal 2014 reflects an increase of $5.3 million in the estimated redemption value of redeemable non-controlling interests in Atlanta Capital and Parametric Risk Advisors; net income attributable to non-controlling and other beneficial interests in fiscal 2013 reflects an increase of $24.3 million in the estimated redemption value of redeemable non-controlling interests in Atlanta Capital, Parametric and Parametric Risk Advisors. Non-controlling interests in Parametric Risk Advisors redeemable at other than fair value were fully redeemed in fiscal 2014; non-controlling interests in Parametric redeemable at other than fair value were fully redeemed in fiscal 2013. Any future payments made to the non-controlling interest holders of Atlanta Capital upon execution of the puts and calls described above will reduce temporary equity.

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

The components of net income attributable to non-controlling and other beneficial interests for the years ended October 31, 2015, 2014 and 2013 were as follows:

(in thousands)	2015	2014	2013
Consolidated funds	$1,752	$318	$(4,095)
Majority-owned subsidiaries	(15,673)	(15,950)	(16,620)
Non-controlling interest value adjustments(1)	204	(5,311)	(24,320)
Consolidated CLO entities	5,825	4,095	8,450
Net income attributable to non-controlling and other beneficial interests	$(7,892)	$(16,848)	$(36,585)

(1)	Relates to non-controlling interests redeemable at other than fair value.

18.	Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), net of tax, for the years ended October 31, 2015, 2014 and 2013 are as follows:

(in thousands)	Unamortized net gains (losses) on derivatives(1)	Net unrealized holding gains (losses) on available-for- sale investments(2)	Foreign currency translation adjustments(3)	Total
Balance at October 31, 2012	$(1,424)	$5,461	$(114)	$3,923
Other comprehensive income (loss) before reclassifications and tax	2,015	3,455	(8,428)	(2,958)
Tax impact	(788)	(1,321)	3,213	1,104
Reclassification adjustments, before tax	1,246	(5,004)	-	(3,758)
Tax impact	(401)	1,913	-	1,512
Net current period other comprehensive income (loss)	2,072	(957)	(5,215)	(4,100)
Balance at October 31, 2013	$648	$4,504	$(5,329)	$(177)
Other comprehensive income (loss) before reclassifications and tax	-	1,735	(15,984)	(14,249)
Tax impact	-	(690)	(2,972)	(3,662)
Reclassification adjustments, before tax	22	131	-	153
Tax impact	(9)	(52)	-	(61)
Net current period other comprehensive income (loss)	13	1,124	(18,956)	(17,819)
Balance at October 31, 2014	$661	$5,628	$(24,285)	$(17,996)
Other comprehensive loss before reclassifications and tax	-	(8)	(28,877)	(28,885)
Tax impact	-	3	(115)	(112)
Reclassification adjustments, before tax	22	(2,992)	463	(2,507)
Tax impact	(9)	1,102	(179)	914
Net current period other comprehensive income (loss)	13	(1,895)	(28,708)	(30,590)
Balance at October 31, 2015	$674	$3,733	$(52,993)	$(48,586)

(1)	Amounts reclassified from accumulated other comprehensive income (loss), net of tax, represent the amortization of net gains (losses)

on interest rate swaps over the life of the Company’s Senior Notes into interest expense on the Consolidated Statements of Income.

(2)	Amounts reclassified from accumulated other comprehensive income (loss), net of tax, represent gains (losses) on disposal of available-for-sale securities that were recorded in gains (losses) and other investment income, net, on the Consolidated Statements of Income.
(3)	Amounts reclassified from accumulated other comprehensive income (loss), net of tax, represent the realization of foreign currency translation losses on a consolidated sponsored fund denominated in Euros that was deconsolidated during fiscal 2015. These amounts were recorded in gains (losses) and other investment income, net, on the Consolidated Statements of Income.

19.	Earnings per Share

The following table sets forth the calculation of earnings per basic and diluted share for the years ended October 31, 2015, 2014 and 2013 using the two-class method:

(in thousands, except per share data)	2015	2014	2013
Net income attributable to Eaton Vance Corp. shareholders	$230,299	$304,316	$193,841
Less: Allocation of earnings to participating restricted shares	3,885	7,611	7,124
Net income available to common shareholders	$226,414	$296,705	$186,717
Weighted-average shares outstanding – basic	113,318	116,440	116,597
Incremental common shares	4,837	5,155	5,847
Weighted-average shares outstanding – diluted	118,155	121,595	122,444
Earnings per share:
Basic	$2.00	$2.55	$1.60
Diluted	$1.92	$2.44	$1.53

Antidilutive common shares related to stock options and unvested restricted stock excluded from the computation of earnings per diluted share were approximately 7.8 million, 5.1 million and 3.0 million for the years ended October 31, 2015, 2014 and 2013, respectively.

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

In November 2010, the Company acquired patents and other intellectual property from Managed ETFs LLC, a developer of intellectual property in the field of exchange-traded funds. This intellectual property is the foundation of the Company’s NextShares™ exchange-traded managed funds initiative. The success of NextShares became reasonably possible when, on December 2, 2014, the SEC issued the Company an exemption from certain provisions of the Investment Company Act of 1940 to permit the offering of NextShares. The SEC has subsequently granted similar exemptive relief to 11 other fund advisers that have entered into preliminary licensing and services agreements for NextShares.

The terms of the acquisition of the patents and other intellectual property of Managed ETFs LLC include approximately $9.0 million in aggregate contingent milestone payments that are based on specific events representing key developments in the commercialization of NextShares. There is no defined timing on these payments, resulting in significant uncertainty as to when the amount of any payment is due in the future. If and when the milestones have been accomplished, Managed ETFs LLC is also entitled to revenue-sharing payments that are calculated based on a percentage of licensing revenue that the Company receives for use of the acquired intellectual property.

The Company has entered into transactions in financial instruments in which it has sold securities, not yet purchased, as part of its corporate hedging program. As of October 31, 2015 the Company has $3.0 million included within other liabilities on its Consolidated Balance Sheet related to securities sold, not yet purchased.

The Company leases certain office space and equipment under non-cancelable operating leases. The office space leases expire over various terms that extend through 2034. Certain of the leases contain renewal options. The lease payments are recognized on a straight-line basis over the non-cancelable term of each lease plus any anticipated extensions. Rent expense under these leases in fiscal 2015, 2014 and 2013 totaled $21.5 million, $20.7 million and $20.0 million, respectively. Future minimum lease commitments are as follows:

Year Ending October 31,
(in thousands)	Amount(1)
2016	$21,428
2017	21,006
2018	21,635
2019	21,880
2020	20,884
2021 – thereafter	245,746
Total	$352,579

(1) Future minimum lease payments have not been reduced by minimum sublease rentals of $0.4 million due in the future.

The Company subleases certain office space under operating leases that expire over various terms. The sublease payments are recognized on a straight-line basis over the non-cancelable term of the sublease. Rental income under these subleases totaled $1.3 million, $1.2 million and $1.0 million for fiscal years ended October 31, 2015, 2014 and 2013, respectively. Future minimum rental payments to be received are $0.4 million for the fiscal year ending October 31, 2016. There are no future minimum lease payments due to the Company in periods after fiscal 2016.

Other commitments and contingencies include future payments to be made upon the exercise of puts and calls of non-controlling interests in Atlanta Capital, puts and calls related to indirect profit interests issued pursuant to the Atlanta Capital Plan and the Parametric Plan, as well as the contingent payments to be made to the selling shareholders of TABS as more fully described in Note 10.

21.	Related Party Transactions

Sponsored Funds

The Company is an investment adviser to, and has administrative agreements with, certain sponsored mutual funds, privately offered funds and closed-end funds for which certain employees are officers and/or directors. Substantially all of the services to these entities for which the Company earns a fee, including investment advisory, distribution, shareholder and administrative services, are provided under contracts that set forth the services to be provided and the fees to be charged. Certain of these contracts are subject to annual review and approval by the funds’ boards of directors or trustees. Revenues for services provided or related to these funds for the years ended October 31, 2015, 2014 and 2013 are as follows:

(in thousands)	2015	2014	2013
Investment advisory and administrative fees	$865,792	$900,478	$828,441
Distribution fees	73,468	77,697	80,073
Service fees	116,448	125,713	126,560
Shareholder service fees	2,641	2,315	2,522
Other revenue	2,384	2,093	1,211
Total	$1,060,733	$1,108,296	$1,038,807

For the years ended October 31, 2015, 2014 and 2013, the Company had investment advisory agreements with certain sponsored funds pursuant to which the Company contractually waived $13.0 million, $12.3 million and $9.6 million, respectively, of investment advisory fees it was otherwise entitled to receive.

Sales proceeds and net realized gains (losses) for the years ended October 31, 2015, 2014 and 2013 from investments in sponsored funds classified as available-for-sale, including sponsored funds accounted for under the equity method, are as follows:

(in thousands)	2015	2014	2013
Proceeds from sales	$44,736	$79,829	$62,263
Net realized gains (losses)	3,943	(81)	5,742

The Company bears the non-advisory expenses of certain sponsored funds for which it earns an all-in management fee and provides subsidies to startup and other smaller sponsored funds to enhance their competitiveness. For the years ended October 31, 2015, 2014 and 2013, expenses of $22.5 million, $21.7 million and $23.9 million, respectively, were incurred by the Company pursuant to these arrangements.

Included in investment advisory and other receivables at October 31, 2015 and 2014 are receivables due from sponsored funds of $89.2 million and $94.5 million, respectively.

Employee Loan Program

The Company has established an Employee Loan Program under which a program maximum of $20.0 million is available for loans to officers (other than executive officers) and other key employees of the Company for purposes of financing the exercise of employee stock options. Loans are written for a seven-year period, at varying fixed interest rates (currently ranging from 0.9 percent to 3.4 percent), are payable in annual installments commencing with the third year in which the loan is outstanding, and are collateralized by the stock issued upon exercise of the option. All loans under the program must be made on or before October 31, 2018. Loans outstanding under this program, which are full recourse in nature, are reflected as notes receivable from stock option exercises in shareholders’ equity, and totaled $11.1 million and $8.8 million at October 31, 2015 and 2014, respectively.

22.	Regulatory Requirements

The Company is required to maintain net capital in certain regulated subsidiaries within a number of jurisdictions. Such requirements may limit the Company’s ability to make withdrawals of capital from these subsidiaries.

EVD, a wholly owned subsidiary of the Company and principal underwriter of the Eaton Vance and Parametric funds, is subject to the SEC uniform net capital rule, which requires the maintenance of minimum net capital. For purposes of this rule, EVD had net capital of $54.2 million, which exceeds its minimum net capital requirement of $3.7 million at October 31, 2015. The ratio of aggregate indebtedness to net capital at October 31, 2015 was 1.01-to-1.

At October 31, 2015, the Company was required to maintain net capital in certain other regulated subsidiaries. The Company was in compliance with all applicable regulatory minimum net capital requirements.

23.	Concentrations of Credit Risk and Significant Relationships

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents held. The Company maintains cash and cash equivalents with various financial institutions. Cash deposits maintained at a financial institution may exceed the federally insured limit.

During the fiscal years ended October 31, 2015, 2014 and 2013, there were no managed portfolios or related funds that provided over 10 percent of the total revenue for the Company.

24.	Comparative Quarterly Financial Information (Unaudited)

	2015
(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year

Total revenue	$354,930	$351,664	$355,511	$341,458	$1,403,563
Operating income	$50,560	$122,221	$116,733	$110,933	$400,447
Net income	$32,509	$75,893	$68,974	$60,815	$238,191
Net income attributable to Eaton Vance Corp. shareholders	$29,003	$70,384	$68,709	$62,203	$230,299
Earnings per Share:
Basic	$0.25	$0.61	$0.60	$0.55	$2.00
Diluted	$0.24	$0.58	$0.57	$0.53	$1.92

	2014
(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year

Total revenue	$360,261	$354,061	$367,590	$368,382	$1,450,294
Operating income	$124,200	$125,303	$131,178	$139,176	$519,857
Net income	$76,730	$78,047	$81,269	$85,118	$321,164
Net income attributable to Eaton Vance Corp. shareholders	$71,358	$74,901	$77,935	$80,122	$304,316
Earnings per Share:
Basic	$0.59	$0.62	$0.66	$0.68	$2.55
Diluted	$0.56	$0.59	$0.63	$0.66	$2.44

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Eaton Vance Corp.:

We have audited the accompanying consolidated balance sheets of Eaton Vance Corp. and subsidiaries (the “Company”) as of October 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended October 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Eaton Vance Corp. and subsidiaries as of October 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of October 31, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 18, 2015 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
December 18, 2015

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2015. Disclosure controls and procedures are designed to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rule and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to allow timely decisions regarding required disclosure. Our CEO and CFO participated in this evaluation and concluded that, as of October 31, 2015, our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting that occurred during the fourth quarter of our fiscal year ended October 31, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Management on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting.

Management has evaluated the effectiveness of internal control over financial reporting as of October 31, 2015 based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment, management concluded that the Company’s internal control over financial reporting was effective as of October 31, 2015.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited the financial statements that are included in this annual report and expressed an opinion thereon. Deloitte & Touche LLP has also expressed an opinion on the effectiveness of internal control over financial reporting as of October 31, 2015. This Report appears on page 131.

Item 9B. Other Information

None.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Eaton Vance Corp.:

We have audited the internal control over financial reporting of Eaton Vance Corp. and subsidiaries (the “Company”) as of October 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended October 31, 2015 of the Company and our report dated December 18, 2015 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
December 18, 2015

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the name, age and positions of each of our directors, executive officers and certain other significant employees at October 31, 2015:

Name	Age	Position

Thomas E. Faust Jr.	57	Chairman of the Board, Chief Executive Officer and President
Ann E. Berman	63	Director
Leo I. Higdon, Jr.	69	Director
Brian D. Langstraat	47	Director, Chief Executive Officer of Parametric Portfolio Associates LLC
Dorothy E. Puhy	64	Director
Winthrop H. Smith, Jr.	66	Director
Richard A. Spillane, Jr.	64	Director
Jeffrey P. Beale	59	Vice President and Chief Administrative Officer
Laurie G. Hylton	49	Vice President, Chief Financial Officer and Chief Accounting Officer
Frederick S. Marius	52	Vice President, Secretary and Chief Legal Officer
Edward J. Perkin	43	Vice President and Chief Equity Investment Officer
Payson F. Swaffield	59	Vice President and Chief Income Investment Officer
Matthew J. Witkos	49	President of Eaton Vance Distributors, Inc.

Our directors are each elected annually by the holders of our Voting Common Stock.

Mr. Faust has served as Chairman of the Board and Chief Executive Officer since November 2007. Mr. Faust was elected President of the Company in January 2006 and served as Chief Investment Officer from November 2001 until October 2007. He was Executive Vice President of the Company from January 2000 through January 2006 and a Vice President of the Company from December 1987 to January 2000. He has been a Director of the Company since January 2002. Mr. Faust serves as a member of the Executive and Management Committees established by the Company’s Board of Directors.

Based on Mr. Faust’s extensive business and investment experience and position as the Company’s Chief Executive Officer, the Company’s Board of Directors concluded that Mr. Faust should serve as a Director of Eaton Vance Corp.

Ms. Berman has served as a Director of the Company since January 2006. She is Chairwoman of the Audit Committee and serves as a member of the Compensation and Nominating and Governance Committees established by the Company’s Board of Directors. Ms. Berman served as a Senior Advisor at Harvard University from April 2006 to June 2009 and served as Harvard University’s Vice President for Finance and Chief Financial Officer from October 2002 to April 2006. Ms. Berman has also been a Director of Loews Corporation since 2006 and Cantel Medical Corp. since March 2011.

Ms. Berman’s extensive financial experience, including that of Chief Financial Officer at Harvard University, led the Company’s Board of Directors to conclude that Ms. Berman should serve as a Director of Eaton Vance Corp.

Mr. Higdon has served as a Director of the Company since January 2000. He is the lead independent Director and serves as a member of the Compensation and Executive Committees established by the Company’s Board of

Directors. Mr. Higdon served as President of Connecticut College from June 2006 to December 2013 and as President of the College of Charleston from September 2001 to June 2006. Mr. Higdon has been a Director of HealthSouth Corporation since 2004, where he is currently Chairman of the Board. Mr. Higdon has also served as a Director of Citizens Financial Group, Inc. since September 2014.

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

Ms. Puhy has served as a Director of the Company since April 2006. She is Chairwoman of the Nominating and Governance Committee established by the Company’s Board of Directors and serves as a member of the Audit Committee. Ms. Puhy has served as Executive Vice President and Chief Operating Officer of Dana-Farber Cancer Institute, a cancer treatment and research center, since July 2012. Prior to taking the role of Chief Operating Officer, Ms. Puhy served as Chief Financial Officer of Dana-Farber Cancer Institute from March 2004 until July 2012. Ms. Puhy has been a Director of Abiomed, Inc. since 2003, where she is currently lead independent Director and Chair of the Audit Committee. Ms. Puhy has also served as a Director of Blue Cross Blue Shield of Massachusetts since September 2012.

Ms. Puhy’s extensive experience in the areas of finance, strategic planning and business led the Company’s Board of Directors to conclude that Ms. Puhy should serve as a Director of Eaton Vance Corp.

Mr. Smith has served as a Director of the Company since April 2004. He is Chairman of the Compensation Committee and serves as a member of the Nominating and Governance and Audit Committees established by the Company’s Board of Directors. Mr. Smith has served as Chairman of WHS Holdings, LLC, a private investment firm, since June 2002. Mr. Smith has also been a Director of AGF Management Ltd. since 2002. He was formerly an Executive Vice President of Merrill Lynch & Co., a wealth management firm.

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

Mr. Perkin has served as Chief Equity Investment Officer and has been a Vice President of the Company since April 2014. Mr. Perkin joined Eaton Vance from Goldman Sachs Asset Management, an investment and advisory solutions firm, where he had been Chief Investment Officer of International and Emerging Markets Equity since August 2012 and was Chief Investment Officer of European Equity and lead portfolio manager for European Equity from April 2008 through August 2012. Mr. Perkin is a member of the Company’s Management Committee.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and Directors and persons who own more than ten percent of a registered class of the Company’s equity securities to file forms reporting their affiliation with the Company and reports of ownership and changes in ownership of the Company’s equity securities with the Securities and Exchange Commission (“SEC”) and the New York Stock Exchange (“NYSE”). These persons and entities are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge, based on a review of the copies of such reports furnished to us and representations from certain reporting persons that no reports were required, all Section 16(a) filing requirements applicable to such individuals were complied with for fiscal 2015.

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

Our governance guidelines and committee charters are reviewed periodically and updated as necessary to reflect changes in regulatory requirements and evolving oversight practices. Our governance guidelines were adopted by our Board to, among other things, comply with corporate governance requirements contained in the NYSE listing standards and make other enhancements to our Company’s corporate governance policies, including creating the role of lead independent Director. Leo I. Higdon, Jr. serves as the lead independent Director. The lead independent Director is responsible for coordinating the activities of our non-management Directors, coordinating with our Chairman to set the agenda for Board meetings, chairing meetings of our non-management Directors, and leading our Board’s performance evaluation of our Chief Executive Officer. Our Board has three functional committees: an Audit Committee, a Compensation Committee and a Nominating and Governance Committee. The Board of Directors also maintains an Executive Committee consisting, as of October 31, 2015, of Mr. Faust as Chairman, Chief Executive Officer and President, Mr. Higdon as lead independent Director, and Richard A. Spillane, Jr. The Executive Committee may act on behalf of the Board of Directors during circumstances that prevent the full Board from meeting, but is otherwise inactive. Our governance guidelines, as well as the charter for each functional committee of our Board, are available on our website at www.eatonvance.com or by calling Investor Relations at 617-482-8260. In accordance with NYSE rules, we may also make disclosure of the following on our website:

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

The Audit Committee of our Board of Directors consists of Ann E. Berman, Dorothy E. Puhy and Winthrop H. Smith, Jr. Ms. Berman serves as Chairwoman. Each member of our Audit Committee is an independent director as defined under the applicable rules of the NYSE and the SEC. Our Board of Directors has determined that each Audit Committee member has sufficient knowledge in financial and accounting matters to serve on the Committee and that each member is an “audit committee financial expert” as defined by SEC rules.

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

The Compensation Committee consists of Winthrop H. Smith, Jr., Ann E. Berman, Leo I. Higdon, Jr. and Richard A. Spillane, Jr. Mr. Smith serves as Chairman. Each member of the Committee is an independent director as defined under the applicable rules of the NYSE and the SEC, an “outside director” for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended (“Internal Revenue Code”), and a “non-employee director” for purposes of Section 16b-3 of the Securities Exchange Act of 1934.

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

The Nominating and Governance Committee of our Board of Directors consists of Dorothy E. Puhy, Ann E. Berman, Winthrop H. Smith, Jr. and Richard A. Spillane, Jr. Ms. Puhy serves as Chairwoman. Each member of our Nominating and Governance Committee is an independent director as defined under the applicable rules of the NYSE.

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

Additional risk oversight is provided by our Compliance and Internal Audit Departments. The primary responsibility of the Compliance Department is to help ensure that the Company’s compliance and ethical standards are maintained by establishing and enforcing policies and procedures reasonably designed to prevent violation of federal securities laws and regulations. Members of the Compliance Department provide periodic reports to the Audit Committee and regularly attend meetings of the Enterprise Risk Management Committee.

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

Our overriding compensation philosophy is that executive compensation should consist primarily of annual performance-based cash awards, long-term equity awards and long-term deferred cash incentive awards, with base salary representing a lesser component of total compensation. Long-term equity awards generally take the form of stock options, restricted stock, performance-based restricted stock awards and, in circumstances where an executive officer is employed by one of our majority-owned subsidiaries, indirect profit interests in such subsidiary granted under subsidiary-specific long-term equity plans. Long-term deferred cash incentive awards generally take the form of performance awards granted to eligible investment professionals for generating above-benchmark investment returns over a multi-year time frame. We believe the appropriate combination of performance-based annual incentives, long-term equity awards and long-term cash incentive awards encourages our management to focus on investment performance, financial performance and long-term stock price performance, thereby aligning the interests of management with those of our shareholders. Employees at higher total compensation levels generally receive a greater percentage of their total compensation payable in long-term incentives and a lesser percentage in current cash compared to employees who are paid less. We believe that the proportion of compensation that is “at risk” (performance-based awards, long-term equity awards and long-term cash incentive awards) should rise as an employee’s level of responsibility rises. In general, executive officers with the highest levels of responsibility have the lowest percentage of their compensation fixed in the form of base salary and the highest percentage of their compensation at risk.

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

In the first quarter of each fiscal year, our CEO presents a set of corporate goals and objectives for the upcoming year to our Board of Directors (the “Board”). Some of the goals and objectives are consistent from year-to-year while others may vary, reflecting known initiatives to be undertaken in the current year. In fiscal 2015, the Compensation Committee of our Board (the “Committee”) considered the Company’s success in light of the following goals and objectives:

•	Maintain favorable investment performance;
•	Achieve high-single-digit internal growth;
•	Commercialize NextShares™ exchange-traded managed funds;
•	Maintain stable financial condition and continued fiscal discipline; and
•	Continue to build the record and reputation of Eaton Vance as an industry leader.

Individual performance is evaluated based on the executive’s role in achieving these goals and objectives and adherence to our core values. Our core values consist of the following:

•	Integrity
•	Professionalism
•	Teamwork
•	Client focus
•	Creativity/adaptability
•	Excellence

In considering the performance of the Company and its named executive officers in fiscal 2015, the Committee noted the following:

•	We achieved strong investment performance across a range of investment strategies. As of October 31, 2015, 51 of our mutual funds were rated 4 or 5 stars by MorningstarTM for at least one class of shares.
•	We realized organic growth of 6 percent for the fiscal year.
•	We advanced NextShares to the verge of launch. The Company expects to begin the staged introduction of the initial Eaton Vance NextShares funds in the first calendar quarter of 2016.
•	11 other fund advisers have indicated their intent to offer NextShares funds by entering into preliminary licensing and services agreements and filing request for SEC exemptive relief, all of which have been approved.
•	We made strategic hires in London and Tokyo to support expansion of our global investment capabilities.

The Committee did not assign specified weights to any of these factors.

Compensation Setting Process

Role of our Compensation Committee

The Committee has overall responsibility for evaluating and approving the structure, operation and effectiveness of our compensation plans, policies and programs for all employees. The Committee consists of Ann E. Berman, Leo I. Higdon, Jr., Winthrop H. Smith, Jr. and Richard A. Spillane, Jr. Mr. Smith serves as Chairman. Each member of the Committee is an independent director as defined under the applicable rules of the NYSE and the SEC, an “outside director” for purposes of Section 162(m) of the Internal Revenue Code and a “non-employee director” for purposes of Rule 16b-3 of the Securities Exchange Act of 1934. The Committee is specifically charged with the following:

•	To review and approve the corporate goals and objectives relevant to the compensation of our CEO, to evaluate our CEO’s performance in light of these goals and objectives and, based on this evaluation, make recommendations to the Board for the independent Directors to approve our CEO’s compensation level (including any long-term incentive or other compensation under any incentive-based or equity-based compensation plan);

•	To review management’s recommendations and make recommendations to the Board with respect to Director and other non-CEO executive officer compensation above certain limits established by the Board, provided, however, that the Committee shall have full decision-making powers with respect to compensation intended to be performance-based compensation within the meaning of Section 162(m) of the Internal Revenue Code;
•	To retain compensation consultants as necessary or desirable to assist in their evaluation, including competitive benchmarking, of Director, CEO or senior executive compensation programs or arrangements. The Committee has authority to obtain advice and assistance from internal or external legal, accounting or other advisors;
•	To review management’s recommendations and make recommendations to the Board with respect to incentive-based cash compensation and equity-based compensation plans and programs that are subject to Board approval, and that may be applicable to all or any portion of the employees of the Company and/or its subsidiaries; and
•	To exercise all power and authority of the Board in the administration of our equity-based incentive compensation plans.

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

Use of Compensation Consultants in Determining Executive Compensation

The Committee’s Charter provides the Committee the authority to retain an independent outside executive compensation consulting firm to assist in evaluating our policies and practices regarding executive compensation and provide objective advice regarding the competitive landscape. In fiscal 2015, the Committee relied on third-party executive pay analyses obtained as described below and did not hire an external consultant to assist them in their evaluation of pay practices for our named executive officers.

Each year our Human Resources department obtains and summarizes an asset management industry executive pay analysis prepared by McLagan Partners, a compensation specialist focusing on the asset management industry. The companies in the McLagan Partners’ analysis include U.S. publicly traded asset managers and asset management subsidiaries of larger financial services firms with which we compete. For one named executive officer, who is an employee of a majority-owned subsidiary, the peer group utilized consisted of asset managers of a size similar to that of the subsidiary. The peer group for the remainder of the named executive officers, as determined by the Board, consisted of:

Affiliated Managers Group	Legg Mason
AllianceBernstein L.P.	MFS Investment Management
Artisan Partners	Nuveen Investments
Franklin Templeton Investments	Putnam Investments
Invesco Ltd.	T. Rowe Price Associates, Inc.
Janus Capital Group, Inc.	Waddell & Reed

We believe the general business profile of these entities (primarily public companies, or subsidiaries of public companies, with similar lines of business in the asset management industry) make benchmarking comparisons appropriate. In selecting our peer group, the Board chose companies that have one or more attributes significantly similar to ours, taking into consideration size (as defined by revenue, assets under management and market capitalization), product offerings and distribution channels.

As part of our annual executive compensation review process in October 2015, our CEO, Chief Administrative Officer, CFO, Chief Equity Investment Officer, Chief Income Investment Officer, the CEO of Parametric Portfolio Associates LLC (“Parametric”) and the Director of Human Resources reviewed the results of this analysis with the Committee, highlighting market trends identified regarding the types of compensation offered to executive officers, the mix of compensation components and the relationship between company performance and executive pay. In executive session, the Committee reviewed our CEO’s pay in relation to total compensation and the Company’s net income and revenue.

Elements of Executive Compensation

Total compensation for our named executive officers consists of the following elements:

•	Base salary
•	Annual performance-based cash incentive awards
•	Long-term equity incentive awards
•	Long-term cash incentive awards
•	Retirement plan benefits
•	Non-qualified compensation plan benefits
•	Other benefits and perquisites

Base Salary

Base salaries for our named executive officers are intended to provide a fixed level of cash compensation that is appropriate given the executive’s role in the organization. Generally, base salaries are determined by 1) scope of responsibility and complexity of position, 2) performance history, 3) tenure of service, 4) internal equity within the Company’s salary structure, and 5) relative salaries of persons holding similar positions at companies within our designated peer group. In addition to other considerations, base salaries are designed to reward industry knowledge and experience. Base salaries are also reviewed at the time of promotion or significant change in job scope and responsibilities. In October 2014, the Committee made the determination not to increase the base salaries of named executive officers Thomas E. Faust Jr., Laurie G. Hylton, Payson F. Swaffield and Edward J. Perkin. In October 2014, the Committee made the determination to increase the base salary of named executive officer Brian D. Langstraat by 2 percent based upon an analysis of his performance, a review of internal equity and relative salaries of peer group managers with similar responsibilities and experience.

Consistent with our desire to have the majority of total compensation paid to named executive officers at risk in the form of incentive compensation, 6 percent of our total current named executive officers’ compensation in fiscal 2015 (as defined in the Summary Compensation Table) was paid in the form of base salaries.

Annual Performance-based Cash Incentive Awards

Our annual performance-based cash compensation awards for named executive officers are designed to advance the interests of the Company and its shareholders by linking the compensation of our senior executives to performance and the achievement of key financial goals in the current fiscal year. Annual performance-based compensation awards complement our long-term cash incentive plan and our long-term equity incentive plans, which are designed to reward performance over a multi-year period. A substantial portion of our named executive officers’ total compensation is in the form of annual performance-based cash compensation.

We maintain performance-based incentive pools for all eligible officers of the Company and its majority-owned subsidiaries, other than those officers who are compensated under sales-based incentive plans. The performance-based incentive pools covering the named executive officers under the Executive Performance-Based Compensation Plan and all bonus-eligible employees are calculated each year as a substantially fixed percentage of adjusted operating income, an internally derived non-GAAP performance measure, defined as operating income adjusted to exclude closed-end fund structuring fees, payments to end closed-end fund service and additional compensation arrangements, stock-based compensation, operating results of consolidated funds, any write-off of intangible assets or goodwill associated with our acquisitions and income attributable to non-controlling and other beneficial interests of majority-owned operating subsidiaries, and adjusted to include the Company’s equity in net income of Hexavest (“adjusted operating income”). We believe that adjusted operating income is a key indicator of our ongoing profitability and therefore use this measure as the basis for calculating performance-based cash incentives for eligible officers. The performance-based incentive pools represent the pools of funds out of which the executive officers, along with all other officers of the Company and its majority-owned subsidiaries, are paid, but do not themselves factor into the calculation of annual performance-based cash incentive awards for named executive officers as calculated under the Executive Performance-Based Compensation Plan as more fully described below. The Committee reviews analyses prepared by management annually as to the calculation of the performance-based incentive pools, historical trends, and the allocation of each pool among executive and non-executive officers.

Annual performance-based incentive awards paid under the Executive Performance-Based Compensation Plan to executive officers of Eaton Vance Corp. (“EVC”), Eaton Vance Management and Eaton Vance Distributors, Inc. (“EVD”) are based upon the achievement of a specific performance target for the Company. The performance target is determined at the beginning of each performance period, taking into consideration the performance target of the prior year, forecasted future earnings and the requirements of Section 162(m) of the Internal Revenue Code. Once it is determined that the performance target has been met, the calculation of individual awards under the plan are determined. The Committee is responsible for determining eligibility for participation in the Executive Performance-Based Compensation Plan and will consider, but has no obligation to follow, recommendations from our CEO as to the designation of Executive Performance-Based Compensation Plan participants. The Committee is also responsible for determining the maximum award potential for each participant, the objective performance goal against which performance will be measured, certifying whether the performance goal has been met and, ultimately, the percentage of the award potential to be paid to each participant upon goal achievement. The maximum award potential for each participant is generally set as a percentage of adjusted operating income achieved in excess of the performance target as defined above. Awards made under our Executive Performance-Based Compensation Plan to EVC, Eaton Vance Management, and EVD executive officers are capped at $10.0 million for each Executive Performance-Based Compensation Plan participant with respect to each performance period. The actual award paid to a plan participant may consist of all or such portion of the award potential as the Committee in its sole discretion may determine. The Committee does not rely on predetermined formulas or weighted factors in determining whether to reduce the maximum award payable to participants or the extent to which the award should be reduced, but rather considers a number of factors relative to individual and overall Company performance. Historically, the Committee has exercised its discretion to reduce the awards paid to named executive officers and has not granted an incentive award to any named executive officer unless the relevant performance goal has been attained.

In October 2014, the Committee established the performance target for the twelve months ended September 30, 2015, which was the achievement of $141.6 million of adjusted operating income before the performance-based incentive pool. The Committee further established that named executive officers Thomas E. Faust Jr., Laurie G. Hylton, Payson F. Swaffield and Edward J. Perkin were eligible to earn 5.0 percent, 1.5 percent, 3.5 percent and 3.5 percent, respectively, of pre-incentive pool adjusted operating income in excess of that amount for that twelve-month period.

The Company recorded adjusted operating income before the performance-based incentive pool of $645.3 million for the twelve months ended September 30, 2015. Adjusted operating income for the period was calculated by adding $68.1 million of stock-based compensation, $91.4 million of expenses associated with the performance-based incentive pool, $2.6 million of operating results of consolidated funds, a $73.0 million payment to terminate certain closed-end fund service and additional compensation arrangements and $14.9 million of the Company’s equity in net income of Hexavest, and subtracting $16.2 million of net income attributable to non-controlling and other beneficial interests of majority-owned operating subsidiaries from reported operating income of $411.5 million for the period. As a result, the maximum award potential for each named executive officer for the twelve months ended September 30, 2015 was calculated as a percentage of $503.7 million, which represents the difference between pre-incentive pool adjusted operating income of $645.3 million and the pre-established performance target of $141.6 million. The maximum award potential by this measure was $10.0 million for Mr. Faust, $7.6 million for Ms. Hylton and $10.0 million for each of Messrs. Swaffield and Perkin.

Management provided the Board with a report related to the meeting of the pre-established performance targets, which included a description of the agreed-upon procedures performed by the Company’s Director of Internal Audit relating to the calculation of the performance targets and the maximum award potential for each named executive officer under the plan. Based upon that and other information, the Board certified that the pre-established performance targets were met for the purpose of the plan and that the current named executive officers, Mr. Faust, Ms. Hylton, and Messrs. Swaffield and Perkin, were eligible for maximum potential awards under the Executive Performance-Based Compensation Plan. The Committee then granted performance-based awards of $3.6 million, $1.3 million, $3.0 million and $2.6 million to Mr. Faust, Ms. Hylton, and Messrs. Swaffield and Perkin, respectively, which were less than the maximum award potential for each named executive officer.

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

Mr. Langstraat, as an employee of our majority-owned subsidiary Parametric, is not a participant in the Executive Performance-Based Compensation Plan. In approving Mr. Langstraat’s bonus for fiscal 2015, the Committee considered the financial and business performance of Parametric during the fiscal year, Mr. Faust’s views as to Mr. Langstraat’s individual performance and contributions made during the fiscal year and information obtained through surveys provided by an independent third-party compensation specialist. The Committee granted Mr. Langstraat a discretionary bonus of $5.0 million for the fiscal year ended October 31, 2015, reflecting Parametric’s business performance, as well as Mr. Langstraat’s individual contributions to both Parametric and the Company during the year.

Long-term Equity Incentive Awards

Our equity-based compensation plans are designed to align the interests of our executive officers with those of the Company’s shareholders, and complement our annual performance-based cash incentive compensation awards.

The Committee continually evaluates various forms of long-term equity incentive compensation for our executive officers, including stock options, restricted stock awards and profit units granted under subsidiary long-term equity plans. Potential restricted stock awards to named executive officers of EVC, Eaton Vance Management and EVD may be subject to specific performance-based conditions that meet the requirements of Section 162(m) of the Internal Revenue Code.

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

On November 3, 2014, the Committee recommended, and our Board approved, grants of options under the 2013 Omnibus Incentive Plan, as amended and restated (the “2013 Plan”) to our named executive officers to purchase 747,980 shares of Non-Voting Common Stock (342,640, 51,360, 54,500, 187,600 and 111,880 for Mr. Faust, Ms. Hylton, and Messrs. Langstraat, Swaffield and Perkin, respectively), representing 29 percent of all options awarded to employees on that date. The Committee, in determining the amount of each option grant, takes into account both targeted total compensation and targeted cash compensation. In addition, the Committee takes into consideration, among other factors, the existing share ownership of each named executive officer and prior year grant levels. Stock options awarded to our named executive officers are not awarded pursuant to specific performance-based conditions. Also on November 3, 2014, the Committee approved potential future awards to certain of our named executive officers, subject to achieving certain performance conditions, of 170,100 shares of restricted Non-Voting Common Stock (82,700, 13,560, 45,900 and 27,940 for Mr. Faust, Ms. Hylton and Messrs. Swaffield and Perkin, respectively), and also granted 14,300 shares of restricted Non-Voting Common Stock to Mr. Langstraat. These awards represented 15 percent of all restricted stock awards on that date. Restricted stock awards to certain of our then-named executive officers, Mr. Faust, Ms. Hylton and Messrs. Swaffield and Perkin, on November 3, 2014, were made with the performance condition for these potential awards that the Company have at least $141.6 million in adjusted operating profits in one or more of the following five annual performance periods. These awards were granted on November 3, 2015, based upon the satisfactory attainment of the performance objective for the twelve-month period ended September 30, 2015. Also on November 3, 2014, the Committee approved a grant of 547 indirect profit interests to Mr. Langstraat under the Parametric Portfolio Associates LLC, Long-term Equity Incentive Plan, as amended and restated (the “Parametric Plan”), representing 16 percent of all profit interests granted to Parametric employees on that date.

On January 14, 2015, the Committee approved a potential future award to named executive officer Edward J. Perkin of 17,820 shares of restricted Non-Voting Common Stock. The award was made with the performance condition that the Company have at least $133.3 million in adjusted operating profits in one or more of the following five annual performance periods.

On July 9, 2014, the Committee approved a potential future award to Mr. Perkin of 52,424 shares of restricted Non-Voting Common Stock. The award was made with the performance condition that the Company have at least $139.2 million in adjusted operating profits in one or more of the following five annual performance periods. This award was granted on July 9, 2015, based upon the satisfactory attainment of the performance objective for the twelve-month period ended May 31, 2015.

While our equity-based compensation plans are designed to encourage long-term stock ownership, we do not have specific stock ownership requirements or guidelines for our executive officers.

Long-term Cash Incentive Awards

On October 28, 2015, the Committee recommended, and our Board approved, the Deferred Alpha Incentive Plan (the “Deferred Alpha Plan”). The Deferred Alpha Plan is a long-term cash incentive plan that provides for cash incentive awards to eligible investment professionals, which includes certain named executive officers, for generating above-benchmark returns over a multi-year time frame in designated managed portfolios. The goal of the plan is to align long-term compensation of investment professionals with long-term investment performance. The Committee determines who is eligible to participate in the plan and grants may be made to eligible employees on the first business day in November of any given fiscal year. Investment performance is measured over the three-year period ending on September 30th of the third year following the award date. Upon the satisfactory attainment of the performance objectives, participating employees will receive a cash payment capped at five times the initial award, not to exceed $10 million.

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

Non-qualified Compensation Plan Benefits

Certain of our named executive officers participate in the Company’s unfunded, non-qualified Supplemental Profit Sharing Retirement Plan, which was designed to allow certain key employees to receive profit sharing contributions in excess of the amounts allowed under the Eaton Vance Management Profit Sharing Retirement Plan. Participation in the Supplemental Profit Sharing Retirement Plan has been frozen and is restricted to employees who qualified as participants on November 1, 2002. We did not make any contributions to the plan in fiscal 2015. Participants in the Supplemental Profit Sharing Retirement Plan continue to earn investment returns on their balances commensurate with those earned in the employer-directed portion of the Eaton Vance Profit Sharing and Savings Plan.

Certain of our named executive officers also participate in the Company’s Stock Option Income Deferral Plan, an unfunded, non-qualified plan intended to permit key employees to defer recognition of income upon exercise of non-qualified stock options previously granted by the Company. In fiscal 2015, none of our named executive officers elected to defer recognition of income upon exercise of non-qualified stock options pursuant to the Stock Option Income Deferral Plan. Income earned on balances in the Stock Option Income Deferral Plan is directly tied to dividend income on the underlying shares of the Company’s Non-Voting Common Stock.

Neither of the plans described above offers preferential above-market earnings. Additional information about these plans, including aggregate earnings and aggregate balances at the end of fiscal 2015 for each of our named executive officers, is included in the table under the heading “Non-qualified Deferred Compensation for Fiscal 2015.”

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

Our named executive officers are entitled to participate in the Company’s Employee Stock Purchase Plans on the same terms and conditions as other employees. Such plans include: the 2013 Employee Stock Purchase Plan (the “Qualified ESPP”); the 2013 Nonqualified Employee Stock Purchase Plan, as amended and restated (the “Nonqualified ESPP”); and the 2013 Incentive Compensation Nonqualified Employee Stock Purchase Plan, as amended and restated (the “Incentive ESPP”). The Qualified ESPP and Nonqualified ESPP permit eligible employees to direct up to a maximum of $12,500 per six-month offering period toward the purchase of Eaton Vance Corp. Non-Voting Common Stock at the lower of 90 percent of the market price of the Non-Voting Common Stock at the beginning or at the end of each offering period.

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

Our executive compensation plans allow the Company to grant awards that are intended to qualify for this exclusion. The Committee intends to pursue compensation strategies and programs designed to permit the Company to retain federal tax benefits while providing appropriate performance incentives to its executives. However, the Committee will not necessarily, or in all circumstances, limit executive compensation to that which is deductible under Section 162(m) of the Internal Revenue Code and has not adopted a policy requiring it to do so.

Accounting for Stock-Based Compensation

We account for stock-based compensation in accordance with accounting principles generally accepted in the United States of America. As a result, stock-based compensation is measured based on the grant date fair value of the award and recognized over the applicable vesting period.

Employment Agreements and Provisions for Change of Control

Our named executive officers serve at the will of our Board and do not have individual employment, severance or change of control agreements. Significant elements of compensation, notably unvested stock options, restricted stock grants and indirect profit interests granted under the Parametric Plan and long-term cash incentives granted under the Deferred Alpha Plan, are subject to forfeiture in the event that a named executive officer leaves the Company. Unvested stock options awarded prior to October 24, 2012 are not subject to forfeiture if a named executive officer retires consistent with our former retirement policy. The Company’s equity incentive plans and Deferred Alpha Plan include provisions that may accelerate the vesting of awards for all plan participants in the event of a change in control of the Company, as defined in the respective plan.

Executive Compensation in Fiscal 2016

In October 2015, the Committee approved fiscal 2016 base salaries for our executive officers, including our named executive officers. The Committee made the determination not to increase the base salaries of our named executive officers for fiscal 2016.

In October 2015, the Committee approved the 2016 performance goals pursuant to which performance-based incentive awards may be granted under the Company’s Executive Performance-Based Compensation Plan to named executive officers of EVC, Eaton Vance Management and EVD. These awards will be based on our adjusted operating income before the performance-based incentive pool for the twelve months ending September 30, 2016, calculated in a manner similar to the awards granted for fiscal 2015. Based on the terms of their performance-based incentive awards, Thomas E. Faust Jr., Laurie G. Hylton, Payson F. Swaffield, and Edward J. Perkin will be eligible to earn 5.0 percent, 1.5 percent, 3.5 percent and 3.5 percent, respectively, of pre-incentive pool adjusted operating income in excess of $121.5 million for the twelve months ending September 30, 2016, subject to a maximum of $10.0 million per person. As an employee of a subsidiary that is organized as a limited liability company and taxed as a partnership, Brian D. Langstraat’s compensation is not subject to the restrictions for deductibility under Section 162(m) of the Internal Revenue Code. He is therefore not a participant in the Company’s Executive Performance-Based Compensation Plan. As a result, Mr. Langstraat does not have a 2016 performance goal for non-equity incentive award purposes.

On November 2, 2015, the Committee approved grants of options under the 2013 Plan to our current named executive officers to purchase 825,800 shares of Non-Voting Common Stock (358,340, 51,000, 149,020, 177,120, and 90,320 for Mr. Faust, Ms. Hylton, and Messrs. Langstraat, Swaffield, and Perkin, respectively), representing 27 percent of all options awarded to employees on that date. In determining the amount of each grant, the Committee took into consideration, among other factors, the existing share ownership of each named executive officer and prior year grant levels. Also on November 2, 2015, the Committee approved awards to our named executive officers, subject to achieving certain performance conditions, of 139,980 shares of restricted Non-Voting Common Stock (73,320, 11,600, 36,920 and 18,140 for Mr. Faust, Ms. Hylton, and Messrs. Swaffield, and Perkin, respectively), and also granted 31,280 shares of restricted Non-Voting Common Stock to Mr. Langstraat. These awards represented 14 percent of all restricted stock awards on that date. On November 2, 2015, restricted stock awards to Mr. Faust, Ms. Hylton and Messrs. Swaffield and Perkin, were made with the performance-based condition that the Company has at least $121.5 million in adjusted operating profits in one or more of the following five annual performance periods for the restricted stock to be granted. The first performance period for the performance-based restricted stock awards ends on September 30, 2016. Also on November 2, 2015, the Committee approved a grant of 860 indirect profit interests to Mr. Langstraat under the Parametric Plan, representing 26 percent of all profit interests granted to Parametric employees on that date.

On November 2, 2015, the Committee recommended, and the Board approved, an award to Mr. Perkin under the Deferred Alpha Plan of $666,667, with a maximum award payout of $3.3 million, based upon the out-performance of stated investment strategies over the three-year performance period.

Compensation Committee Report

The Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based on their review and discussions with management, the Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Winthrop H. Smith, Jr., Chairman

Ann E. Berman

Leo I. Higdon, Jr.

Richard A. Spillane, Jr.

Summary Compensation Table

The following table summarizes the total compensation paid to or earned by our named executive officers in fiscal 2015, 2014 and 2013, respectively. Our current named executive officers’ aggregate base salaries and cash compensation accounted for approximately 6 percent and 52 percent, respectively, of their total compensation in fiscal 2015. Our named executive officers’ aggregate base salaries and cash compensation accounted for approximately 5 percent and 57 percent, respectively, of their total compensation in fiscal 2014; and 7 percent and 54 percent, respectively, of their total compensation in fiscal 2013. Column for “Change in Pension Value and Non-qualified Deferred Compensation Earnings” does not appear in the following table as it does not pertain to the Company.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus(1)	Stock Awards ($)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)(5)	Total ($)
Thomas E. Faust Jr.
Chairman, Chief	2015	520,000	-	2,439,747	3,454,839	3,627,584	206,106	10,248,276
Executive Officer and	2014	520,000	-	3,368,760	2,952,693	4,166,048	239,557	11,247,058
President	2013	512,500	-	2,809,867	1,987,783	4,306,328	434,718	10,051,196
Laurie G. Hylton	2015	350,000	-	392,797	517,863	1,304,466	55,647	2,620,773
Vice President and	2014	350,000	-	338,552	430,240	1,475,974	54,790	2,649,556
Chief Financial Officer	2013	320,000	-	-	160,469	1,339,706	58,256	1,878,431
Brian D. Langstraat
Chief Executive Officer	2015	400,000	5,000,000	524,953	1,750,096	3,213	52,305	7,730,567
of Parametric (6)	2014	392,596	7,100,000	255,590	1,297,634	555	55,513	9,101,888
Payson F. Swaffield
Vice President and	2015	384,000	-	1,408,196	1,891,571	3,015,735	115,943	6,815,445
Chief Income	2014	384,000	-	1,921,534	1,681,724	3,453,491	122,808	7,563,557
Investment Officer	2013	384,000	-	1,301,400	1,115,030	3,283,465	187,390	6,271,285
Edward J. Perkin
Vice President and
Chief Equity
Investment Officer (7)	2015	400,000	-	2,003,645	1,128,086	2,602,834	53,062	6,187,627

(1)	These figures represent discretionary bonuses awarded to Mr. Langstraat as Chief Executive Officer of Parametric in fiscal 2015 and 2014. Mr. Langstraat became an executive officer of the Company effective July 9, 2014. The Company does not have a pre-established performance-based incentive pool for Mr. Langstraat and, as a result, his fiscal 2015 and 2014 non-equity awards represent discretionary bonuses, which were paid in November 2015 and November 2014, respectively.

(2)	These figures represent the aggregate grant date fair value of stock awards. The grant date fair value of each stock award is calculated using the closing market price of the Company’s Non-Voting Common Stock on the grant date less the par value of the Company’s Non-Voting Common Stock on the grant date. With the exception of the awards granted to Mr. Langstraat in fiscal 2015 and fiscal 2014, these figures represent awards granted upon the satisfactory achievement of certain performance objectives. There were no differences between the approved targeted awards and the ultimate number of shares of restricted Non-Voting Common Stock granted under each Notice and Agreement.

(3)	These figures represent the aggregate grant date fair value of option awards and, for Mr. Langstraat, the grant date fair value of profit interests granted pursuant to the Parametric Plan as discussed on page 85. The grant date fair value of each option award is calculated using the Black-Scholes option pricing model. The grant date fair value of each profit interest award pursuant to the Parametric Plan is based on an annual enterprise valuation of Parametric. The following assumptions were used in the calculation of stock option fair value for the fiscal years indicated:

	2015	2014	2013
Dividend yield	2.7%	2.1%	2.8%
Volatility	34%	36%	36%
Risk-free interest rate	2.1%	2.1%	1.2%
Expected life of an option	6.7 years	6.9 years	7.1 years

(4)	These figures represent payments made pursuant to the Company’s Executive Performance-Based Compensation Plan earned in fiscal 2015, 2014 and 2013, which were paid in November 2015, 2014 and 2013, respectively. In fiscal 2016, 2015 and 2014, Mr. Faust elected to have 10 percent of his annual performance-based cash incentive awards for fiscal 2015, 2014 and 2013, respectively, directed to the Incentive ESPP.

In addition, the fiscal 2015 figures include $8,394, $1,376, $4,659 and $2,834 for Mr. Faust, Ms. Hylton and Messrs. Swaffield and Perkin, respectively, representing earnings on the performance-based restricted stock awards equivalent to the dividends that would have been earned had the restricted shares been vested and outstanding during the year. The awards for Mr. Faust, Ms. Hylton and Messrs. Swaffield and Perkin were granted on November 3, 2015, based upon the satisfactory attainment of the performance objectives for the twelve-month period ended September 30, 2015, and the earnings were paid to award recipients in November 2015. The fiscal 2015 figures also include $19,190, $3,090 and $11,076 for Mr. Faust, Ms. Hylton and Mr. Swaffield, respectively, representing dividends earned on unvested restricted stock awards. The awards vested on November 3, 2015 and the dividends were paid in November 2015. The fiscal 2015 figures also include $3,213 for Mr. Langstraat, representing dividends earned on unvested restricted stock awards. The awards vested on November 1, 2015 and November 3, 2015 and the dividends were paid in November 2015.

The fiscal 2014 figures include $6,048, $974 and $3,491 for Mr. Faust, Ms. Hylton and Mr. Swaffield, respectively, representing earnings on the performance-based restricted stock awards equivalent to the dividends that would have been earned had the restricted shares been vested and outstanding during the year. The awards for Mr. Faust, Ms. Hylton and Mr. Swaffield were granted on November 3, 2014, based upon the satisfactory attainment of the performance objectives for the twelve-month period ended September 30, 2014, and the earnings were paid to award recipients in November 2014. The fiscal 2014 figures also include $555 for Mr. Langstraat, representing dividends earned on unvested restricted stock awards. The awards vested on November 1, 2014 and the dividends were paid in November 2014.

The fiscal 2013 figures include $146,328, $14,706 and $83,465 for Mr. Faust, Ms. Hylton and Mr. Swaffield, respectively, representing earnings on the performance-based restricted stock awards equivalent to the dividends that would have been earned had the restricted shares been outstanding during the year. The awards were granted on November 1, 2013, based upon the satisfactory attainment of the performance objectives for the twelve-month period ended September 30, 2013, and the earnings were paid to award recipients in November 2013.

Reference is made to the Grants of Plan-Based Awards Table for the number of shares purchased under the Incentive ESPP for each participant and for each fiscal year presented.

(5)	Set forth below is a breakdown of the amounts included in the column labeled, “All Other Compensation:”

		Profit Sharing Contribution	Savings Plan Contribution	Employee Stock Purchase Plan Discounts	Tax Return Preparation	Other	Total
Name	Year	($)	($)	($)	($)	($)(a)	($)
Thomas E. Faust Jr.	2015	39,000	1,040	3,727	4,775	157,564	206,106
	2014	38,250	1,040	4,059	5,146	191,062	239,557
	2013	37,500	1,040	8,770	-	387,408	434,718
Laurie G. Hylton	2015	39,000	1,040	-	4,775	10,832	55,647
	2014	38,250	1,040	-	3,832	11,668	54,790
	2013	37,500	1,040	-	-	19,716	58,256
Brian D. Langstraat	2015	39,000	1,040	-	-	12,265	52,305
	2014	38,250	1,040	-	-	16,223	55,513
Payson F. Swaffield	2015	39,000	1,040	-	-	75,903	115,943
	2014	38,250	1,040	-	-	83,518	122,808
	2013	37,500	1,040	-	-	148,850	187,390
Edward J. Perkin	2015	39,000	1,040	2,785	-	10,237	53,062

(a)	These figures include executive health screening services, relocation fees, dividends paid on unvested restricted shares granted under the 2008 Omnibus Incentive Plan, as amended and restated (the “2008 Plan”), and dividends paid on vested restricted shares granted under the 2013 Plan for our named executive officers. In fiscal 2015, Mr. Faust, Ms. Hylton and Messrs. Langstraat, Swaffield and Perkin received dividends paid on restricted shares of $157,270, $10,538, $12,265, $75,609 and $5,085, respectively. Also included in fiscal 2015 is $3,358 in relocation fees paid to Mr. Perkin. In fiscal 2014, Mr. Faust, Ms. Hylton and Messrs. Langstraat and Swaffield received dividends paid on unvested restricted shares of $189,149, $11,355, $16,223 and $83,205, respectively. In fiscal 2013, Mr. Faust, Ms. Hylton and Mr. Swaffield received dividends paid on unvested restricted shares of $387,114, $19,422 and $145,606, respectively.

(6)	This table does not reflect compensation paid to or earned by Mr. Langstraat for the fiscal year ended October 31, 2013, as Mr. Langstraat was not a named executive officer during that fiscal year.

(7)	This table does not reflect compensation paid to or earned by Mr. Perkin for the fiscal years ended October 31, 2014 and 2013, as Mr. Perkin was not a named executive officer during those fiscal years.

Grants of Plan-Based Awards for 2015 Fiscal Year

The following table provides information concerning each award granted in fiscal 2015 to our named executive officers pursuant to the Executive Performance-Based Compensation Plan and other equity compensation.

Grants of Plan-Based Awards for 2015 Fiscal Year
				Estimated Future			Estimated Future
				Payouts Under Non-Equity			Payouts Under Equity
				Incentive Plan Awards			Incentive Plan Awards
Name	Grant Date	Notice and Agreement Date		Threshold ($)	Target ($)(1)	Maximum ($)	Threshold (#)	Target (#)		Maximum (#)
Thomas E. Faust Jr.	11/3/2015	11/3/2014	(2)	-	3,600,000	10,000,000	-	82,700	(3)	-
Laurie G. Hylton	11/3/2015	11/3/2014	(2)	-	1,300,000	10,000,000	-	13,560	(3)	-
Brian D. Langstraat	-	-		-	-	-	-	-		-
Payson F. Swaffield	11/3/2015	11/3/2014	(2)	-	3,000,000	10,000,000	-	45,900	(3)	-
Edward J. Perkin	11/3/2015	11/3/2014	(2)	-	2,600,000	10,000,000	-	27,920	(3)	-
	-	1/14/2015	(4)	-	-	-	-	17,820	(5)	-

Grants of Plan-Based Awards for 2015 Fiscal Year (continued)
Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)		All Other Option Awards: Number of Securities Underlying Options (#)		Exercise or Base Price of Option Awards ($/Share)		Grant Date Fair Value of Stock and Option Awards ($)
Thomas E. Faust Jr.	11/3/2014	-		342,640	(6)	36.71		3,454,839
	11/3/2014	66,460	(7)	-		36.71		2,439,747
	2/17/2015	11,225	(8)	-		37.56		483,685
	5/18/2015	150	(8)	-		37.17		6,222
	8/17/2015	160	(8)	-		34.84		6,245
Laurie G. Hylton	11/3/2014	-		51,360	(6)	36.71		517,863
	11/3/2014	10,700	(7)	-		36.71		392,797
Brian D. Langstraat	11/3/2014	-		54,500	(6)	36.71		549,524
	11/3/2014	-		547	(9)	2,194.83	(10)	1,200,572
	11/3/2014	14,300	(11)	-		36.71		524,953
Payson F. Swaffield	11/3/2014	-		187,600	(6)	36.71		1,891,571
	11/3/2014	38,360	(7)	-		36.71		1,408,196
Edward J. Perkin	11/3/2014	-		111,880	(6)	36.71		1,128,086
	7/9/2015	52,424	(11)	-		38.22		2,003,645

(1)	Represents target payment based on the attainment of specified performance objectives for the twelve-month period ended September 30, 2015.

(2)	On November 3, 2014, the Company entered into an agreement with Mr. Faust, Ms. Hylton and Messrs. Swaffield and Perkin, notifying each of these named executive officers of his or her eligibility to receive an award of restricted stock conditioned upon the achievement of certain performance objectives. On November 3, 2015, the Committee certified the achievement of the performance objectives for Mr. Faust, Ms. Hylton and Messrs. Swaffield and Perkin and granted the awards on November 3, 2015.

(3)	Represents the potential awards of restricted Non-Voting Common Stock upon the attainment of specified performance objectives within the twelve months ended September 30, 2015.

(4)	On January 14, 2015, the Company entered into an agreement with Mr. Perkin, notifying him of his eligibility to receive an award of restricted stock conditioned upon the achievement of certain performance objectives over a twelve-month period. The Committee will evaluate the performance objectives on January 13, 2016.

(5)	Represents the potential awards of restricted Non-Voting Common Stock upon the attainment of specified performance objectives within the twelve-month period ended November 30, 2015.

(6)	Reflects the number of stock options granted in fiscal 2015 under the 2013 Plan, which vest 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability, or a change in control of the Company as defined in the plan.

(7)	Reflects the number of restricted stock grants awarded in fiscal 2015 under the 2013 Plan upon the satisfactory achievement of certain performance objectives related to the targeted award amounts related to the Notice and Agreement date of November 1, 2013. Awards vest 10% on the date of grant, 15% on the first anniversary, 20% on the second anniversary, 25% on the third anniversary and 30% on the fourth anniversary, subject to accelerated vesting upon death, disability or a change in control of the Company as defined in the plan. There were no differences between the approved targeted awards and the ultimate amount of restricted Non-Voting Common Stock granted on November 3, 2014 upon the Compensation Committee’s confirmation of the attainment of the performance objectives.

(8)	Reflects stock purchased in fiscal 2015 under the Incentive ESPP with the allocated portion of the 2014 performance-based incentive award and the allocated portion of the fiscal 2015 Stock Option Income Deferral Plan distribution. See footnote 4 to the Summary Compensation Table on page 151 for a further description.

(9)	Reflects the number of indirect profit units granted pursuant to the Parametric Plan in fiscal 2015, which vest 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, and entitle the holders to quarterly distributions of available cash flow. Vested profit units are redeemable upon the exercise of limited in-service put rights held by the employee or call rights held by the Company.

(10)	Reflects the grant date fair value of Mr. Langstraat’s profit unit award pursuant to the Parametric Plan. See footnote 3 to the Summary Compensation Table on page 150 for a further description.

(11)	Reflects the number of restricted stock grants awarded in fiscal 2015 under the 2013 Plan upon the satisfactory achievement of certain performance objectives related to the targeted award amounts related to the Notice and Agreement date of July 9, 2014. Awards vest 10% on the date of grant, 15% on the first anniversary, 20% on the second anniversary, 25% on the third anniversary and 30% on the fourth anniversary, subject to accelerated vesting upon death, disability or a change in control of the Company as defined in the plan. There were no differences between the approved targeted awards and the ultimate amount of restricted Non-Voting Common Stock granted on July 9, 2015 upon the Compensation Committee’s confirmation of the attainment of the performance objectives.

Outstanding Equity Awards at Fiscal Year-End 2015

The following tables reflect outstanding Company stock options and unvested restricted stock held by our named executive officers at October 31, 2015:

Outstanding Equity Awards at Fiscal Year-End 2015
Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)		Option Expiration Date
Thomas E. Faust Jr.	11/1/2006	215,975	-		29.39		11/1/2016
	11/1/2007	286,259	-		47.23		11/1/2017
	11/3/2008	243,945	-		21.46		11/3/2018
	11/2/2009	209,971	-		27.50		11/2/2019
	11/1/2010	166,544	71,377	(1)	28.69		11/1/2020
	11/1/2011	139,770	170,832	(5)	24.46		11/1/2021
	11/1/2012	64,603	193,809	(8)	28.23		11/1/2022
	11/1/2013	22,126	199,134	(11)	41.90		11/1/2023
	11/3/2014	-	342,640	(14)	36.71		11/3/2024
Laurie G. Hylton	11/1/2006	31,864	-		29.39		11/1/2016
	11/1/2007	19,672	-		47.23		11/1/2017
	11/3/2008	13,730	-		21.46		11/3/2018
	11/2/2009	11,722	-		27.50		11/2/2019
	11/1/2010	7,415	3,179	(2)	28.69		11/1/2020
	11/1/2011	5,154	6,301	(6)	24.46		11/1/2021
	11/1/2012	5,215	15,646	(9)	28.23		11/1/2022
	11/1/2013	3,224	29,016	(12)	41.90		11/1/2023
	11/3/2014	-	51,360	(15)	36.71		11/3/2024
Brian D. Langstraat	11/1/2006	38,012	-		29.39		11/1/2016
	11/1/2007	25,717	-		47.23		11/1/2017
	11/3/2008	21,926	-		21.46		11/3/2018
	11/2/2009	17,582	-		27.50		11/2/2019
	11/2/2009	2,900	-		353.77	(4)	11/2/2019
	11/1/2010	12,350	5,293	(1)	28.69		11/1/2020
	11/1/2010	1,429	613	(3)	543.32	(4)	11/1/2020
	11/1/2011	9,359	11,440	(5)	24.46		11/1/2021
	11/1/2011	819	1,002	(7)	603.91	(4)	11/1/2021
	11/1/2012	4,118	12,357	(8)	28.23		11/1/2022
	11/1/2012	321	964	(10)	856.36	(4)	11/1/2022
	11/1/2013	1,662	14,958	(11)	41.90		11/1/2023
	11/1/2013	54	490	(13)	1,977.65	(4)	11/1/2023
	11/3/2014	-	54,500	(14)	36.71		11/3/2024
	11/3/2014	-	547	(16)	2,194.83	(4)	11/3/2024

Outstanding Equity Awards at Fiscal Year-End 2015 (continued)
Option Awards (continued)
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Payson F. Swaffield	11/1/2006	107,988	-		29.39	11/1/2016
	11/1/2007	75,100	-		47.23	11/1/2017
	11/3/2008	73,154	-		21.46	11/3/2018
	11/2/2009	62,253	-		27.50	11/2/2019
	11/1/2010	60,042	25,734	(2)	28.69	11/1/2020
	11/1/2011	64,233	78,508	(6)	24.46	11/1/2021
	11/1/2012	36,238	108,716	(9)	28.23	11/1/2022
	11/1/2013	12,602	113,418	(12)	41.90	11/1/2023
	11/3/2014	-	187,600	(15)	36.71	11/3/2024
Edward J. Perkin	11/3/2014	-	111,880	(15)	36.71	11/3/2024

Outstanding Equity Awards at Fiscal Year-End 2015 (continued)
Stock Awards
Name	Grant Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(27)
Thomas E. Faust Jr.	11/1/2011	24,774	(18)	894,589
	11/1/2012	53,438	(20)	1,929,646
	11/1/2013	60,300	(22)	2,177,433
	11/3/2014	59,814	(24)	2,159,884
Laurie G. Hylton	11/1/2010	1,104	(17)	39,865
	11/1/2011	2,310	(19)	83,414
	11/1/2013	6,060	(22)	218,827
	11/3/2014	9,630	(24)	347,739
Brian D. Langstraat	11/1/2010	1,836	(17)	66,298
	11/1/2011	3,905	(19)	141,010
	11/1/2012	5,055	(21)	182,536
	11/1/2013	5,490	(23)	198,244
	11/3/2014	14,300	(25)	516,373
Payson F. Swaffield	11/1/2010	8,934	(17)	322,607
	11/1/2012	24,750	(20)	893,723
	11/1/2013	34,395	(22)	1,242,003
	11/3/2014	34,524	(24)	1,246,662
Edward J. Perkin	7/9/2015	47,182	(26)	1,703,742

Outstanding Equity Awards at Fiscal Year-End 2015 (continued)
Stock Awards (continued)
Name	Performance Award Date	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Rights That Have Not Vested ($)(30)
Thomas E. Faust Jr.	11/3/2014	82,700	(28)	2,986,297
Laurie G. Hylton	11/3/2014	13,560	(28)	489,652
Brian D. Langstraat	-	-		-
Payson F. Swaffield	11/3/2014	45,900	(28)	1,657,449
Edward J. Perkin	11/3/2014	27,140	(28)	1,008,191
	1/14/2015	17,820	(29)	643,480

(1)	Amount represents nonqualified options. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability or a change in control of the Company as defined in the plan. The options were granted on November 1, 2010 and the final 30% vested on November 1, 2015.

(2)	Amount represents incentive stock options and nonqualified options. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability or a change in control of the Company as defined in the plan. The options were granted on November 1, 2010 and the final 30% vested on November 1, 2015.

(3)	Amount represents a profit unit award pursuant to the Parametric Plan. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death or disability as defined in the plan. The profit unit award was granted November 1, 2010 and the final 30% vested on November 1, 2015.

(4)	Reflects the grant date fair value of Mr. Langstraat’s profit unit award with respect to the Parametric Plan. See footnote 3 to the Summary Compensation Table on page 150 for a further description.

(5)	Amount represents nonqualified options. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability or a change in control of the Company as defined in the plan. The options were granted on November 1, 2011; 25% vested on November 1, 2015 and the final 30% vests on November 1, 2016.

(6)	Amount represents incentive stock options and nonqualified options. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability or a change in control of the Company as defined in the plan. The options were granted on November 1, 2011; 25% vested on November 1, 2015 and the final 30% vests on November 1, 2016.

(7)	Amount represents a profit unit award pursuant to the Parametric Plan. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death or disability as defined in the plan. The profit unit award was granted November 1, 2011; 25% vested on November 1, 2015 and the final 30% vests on November 1, 2016.

(8)	Amount represents nonqualified options. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability or a change in control of the Company as defined in the plan. The options were granted on November 1, 2012; 20% vested on November 1, 2015, 25% vests on November 1, 2016 and the final 30% vests on November 1, 2017.

(9)	Amount represents incentive stock options and nonqualified options. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability or a change in control of the Company as defined in the plan. The options were granted on November 1, 2012; 20% vested on November 1, 2015, 25% vests on November 1, 2016 and the final 30% vests on November 1, 2017.

(10)	Amount represents a profit unit award pursuant to the Parametric Plan. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death or disability as defined in the plan. The profit unit award was granted November 1, 2012; 20% vested on November 1, 2015, 25% vests on November 1, 2016 and the final 30% vests on November 1, 2017.

(11)	Amount represents nonqualified options. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability or a change in control of the Company as defined in the plan. The options were granted on November 1, 2013; 15% vested on November 1, 2015, 20% vests on November 1, 2016, 25% vests on November 1, 2017 and the final 30% vests on November 1, 2018.

(12)	Amount represents incentive stock options and nonqualified options. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability or a change in control of the Company as defined in the plan. The options were granted on November 1, 2013; 15% vested on November 1, 2015, 20% vests on November 1, 2016, 25% vests on November 1, 2017 and the final 30% vests on November 1, 2018.

(13)	Amount represents a profit unit award pursuant to the Parametric Plan. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death or disability as defined in the plan. The profit unit award was granted November 1, 2013; 15% vested on November 1, 2015, 20% vests on November 1, 2016, 25% vests on November 1, 2017 and the final 30% vests on November 1, 2018.

(14)	Amount represents nonqualified options. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability or a change in control of the Company as defined in the plan. The options were granted on November 3, 2014; 10% vested on November 3, 2015, 15% vests on November 3, 2016, 20% vests on November 3, 2017, 25% vests on November 3, 2018 and the final 30% vests on November 3, 2019.

(15)	Amount represents incentive stock options and nonqualified options. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability or a change in control of the Company as defined in the plan. The options were granted on November 3, 2014; 10% vested on November 3, 2015, 15% vests on November 3, 2016, 20% vests on November 3, 2017, 25% vests on November 3, 2018 and the final 30% vests on November 3, 2019.

(16)	Amount represents a profit unit award pursuant to the Parametric Plan. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death or disability as defined in the plan. The profit unit award was granted on November 3, 2014; 10% vested on November 3, 2015, 15% vests on November 3, 2016, 20% vests on November 3, 2017, 25% vests on November 3, 2018 and the final 30% vests on November 3, 2019.

(17)	Amount represents a restricted stock award. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability or a change in control of the Company as defined in the plan. The restricted stock award was granted on November 1, 2010 and the final 30% vested on November 1, 2015.

(18)	Amount represents a performance-based restricted stock award that was approved by the Committee on November 1, 2010 and granted on November 1, 2011 upon Committee certification that required performance objectives had been achieved. The grant vested 10% on the date of grant; 15% vested on the first anniversary, 20% vested on the second anniversary, 25% vested on the third anniversary and the final 30% vested on the fourth anniversary.

(19)	Amount represents a restricted stock award. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability or a change in control of the Company as defined in the plan. The restricted stock award was granted November 1, 2011; 25% vested on November 1, 2015 and the final 30% vests on November 1, 2016.

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

(21)	Amount represents a restricted stock award. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability or a change in control of the Company as defined in the plan. The restricted stock award was granted November 1, 2012; 20% vested on November 1, 2015, 25% vests on November 1, 2016 and the final 30% vests on November 1, 2017.

(22)	Amount represents a performance-based restricted stock award that was approved by the Committee on November 1, 2012 and granted on November 1, 2013 upon Committee certification that required performance objectives had been achieved. The grant vested 10% on the date of grant; 15% vested on the first anniversary, 20% vested on the second anniversary, 25% vests on the third anniversary and 30% vests on the fourth anniversary, subject to accelerated vesting upon death, disability or a change in control of the Company as defined in the plan.

(23)	Amount represents a restricted stock award. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability or a change in control of the Company as defined in the plan. The restricted stock award was granted November 1, 2013; 15% vested on November 1, 2015, 20% vests on November 1, 2016, 25% vests on November 1, 2017 and the final 30% vests on November 1, 2018.

(24)	Amount represents a performance-based restricted stock award that was approved by the Committee on November 1, 2013 and granted on November 3, 2014 upon Committee certification that required performance objectives had been achieved. The grant vested 10% on the date of grant; 15% vested on the first anniversary, 20% vests on the second anniversary, 25% vests on the third anniversary and 30% vests on the fourth anniversary, subject to accelerated vesting upon death, disability or a change in control of the Company as defined in the plan.

(25)	Amount represents a restricted stock award. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability or a change in control of the Company as defined in the plan. The restricted stock award was granted November 3, 2014; 10% vested on November 3, 2015, 15% vests on November 3, 2016, 20% vests on November 3, 2017, 25% vests on November 3, 2018 and the final 30% vests on November 3, 2019.

(26)	Amount represents a performance-based restricted stock award that was approved by the Committee on July 9, 2014 and granted on July 9, 2015 upon Committee certification that required performance objectives had been achieved. The grant vested 10% on the date of grant; 15% vests on the first anniversary, 20% vests on the second anniversary, 25% vests on the third anniversary and 30% vests on the fourth anniversary, subject to accelerated vesting upon death, disability or a change in control of the Company as defined in the plan.

(27)	Calculated by multiplying the number of unvested shares of Non-Voting Common Stock by the market value on October 31, 2015.

(28)	Amount represents a performance-based restricted stock award that was approved by the Committee on November 3, 2014 and granted on November 3, 2015 upon Committee certification that required performance objectives had been achieved. The grant vested 10% on the date of grant; 15% vests on the first anniversary, 20% vests on the second anniversary, 25% vests on the third anniversary and 30% vests on the fourth anniversary, subject to accelerated vesting upon death, disability or a change in control of the Company as defined in the plan.

(29)	Amount represents the potential award of restricted Non-Voting Common Stock upon the attainment of specified performance objectives within the twelve months ended November 30, 2015.

(30)	Calculated by multiplying the number of unearned awards of unvested shares of Non-Voting Common Stock by the market value on October 31, 2015.

Option Exercises and Stock Vested During Fiscal 2015

The following table sets forth certain information regarding stock options exercised by our named executive officers and restricted stock that vested during fiscal 2015.

Option Exercises and Stock Vested During Fiscal 2015
	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($) (1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (2)
Thomas E. Faust Jr.	227,040	2,747,781	81,679	3,007,351
Laurie G. Hylton	35,143	404,951	5,320	195,802
Brian D. Langstraat	40,573	367,746	6,485	238,835
Payson F. Swaffield	112,270	1,355,775	33,952	1,249,965
Edward J. Perkin	-	-	5,242	200,349

(1)	Calculated as the difference between the market value of the underlying Non-Voting Common Stock at the exercise date of the options and the aggregate exercise price. Actual gains realized on disposition of stock acquired upon exercise depend on the value of the underlying Non-Voting Common Stock on the date the Non-Voting Common Stock is sold.

(2)	Calculated by multiplying the number of vested shares of Non-Voting Common Stock by the market value of the Non-Voting Common Stock on the date of vesting.

Non-qualified Deferred Compensation for Fiscal 2015

The following table sets forth certain information regarding interest and dividend income, investment gains and losses and market appreciation in fiscal 2015 by our named executive officers on their balances in the Company’s non-qualified Supplemental Profit Sharing Retirement Plan and the Stock Option Income Deferral Plan, along with aggregate balances as of October 31, 2015.

Non-qualified Deferred Compensation for Fiscal 2015
Name	Aggregate Earnings in Fiscal 2015 ($) (1)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at October 31, 2015 ($)
Thomas E. Faust Jr.	62,462	(223,080)	8,141,769
Laurie G. Hylton	-	-	-
Brian D. Langstraat	-	-	-
Payson F. Swaffield	-	-	46,965
Edward J. Perkin	-	-	-
160

(1)	Amounts include dividend income earned on balances in the Stock Option Income Deferral Plan for Mr. Faust of $223,080. Additionally, the aggregate earnings include market depreciation of $160,618 on balances in the Stock Option Income Deferral Plan for Mr. Faust. During fiscal 2015, no investment gains (losses) were recognized on balances in the non-qualified Supplemental Profit Sharing Retirement Plan for Messrs. Faust and Swaffield. Since investment returns in the Supplemental Profit Sharing Retirement Plan and the Stock Option Income Deferral Plan are not above-market or preferential, none of the amounts included in this table are reportable in the Summary Compensation Table.

Potential Payments upon Termination or Change of Control

The table below shows the estimated incremental value transfer to each of our named executive officers under various scenarios relating to a termination of employment or change of control. The table below assumes such events occurred on October 31, 2015. The actual amounts that would be paid to any named executive officer can only be determined at the time of an actual termination and would vary from those shown below.

Acceleration of Equity Awards

Name	Change of Control ($) (1)	Retirement ($) (2)	Death/ Disability Benefit ($) (1)
Thomas E. Faust Jr.	11,209,512	2,520,181	11,209,512
Laurie G. Hylton	910,191	-	910,191
Brian D. Langstraat	1,374,447	-	4,516,660
Payson F. Swaffield	5,667,699	1,105,706	5,667,699
Edward J. Perkin	1,703,742	-	1,703,742

(1)	Amounts shown represent the market price per share of Eaton Vance Non-Voting Common Stock on October 31, 2015 ($36.11) multiplied by the number of unvested restricted shares each person holds plus the difference between the market price per share of Eaton Vance Non-Voting Common Stock on October 31, 2015 and the average exercise price of the in-the-money unvested options held by each person multiplied by the number of shares underlying the unvested in-the-money options held. Unexercised options with an exercise price above the market price per share of Eaton Vance Non-Voting Common Stock on October 31, 2015 (i.e., options that are not in the money) have been excluded from the table above. The death/disability benefit value for Mr. Langstraat also includes the enterprise value of Parametric as of October 31, 2015 less the grant date enterprise value of Parametric as of the grant date multiplied by the number of unvested profit units held by him.

(2)	Stock options granted prior to November 1, 2007 provided for full vesting of the awards upon retirement. Only Messrs. Faust and Swaffield had met the age and service requirements under the retirement eligibility clause of the Company’s option programs relating to these grants as of October 31, 2015. Stock options granted on or after November 1, 2007 but before October 24, 2012 provide for continued vesting upon retirement based on the original terms of the agreement. Options with an exercise price above the market price per share of Eaton Vance Non-Voting Common Stock on October 31, 2015 (i.e., options that are not in the money) have been excluded from the table above.

Change of Control

A change of control of the Company is defined under the 2007 Stock Option Plan as:

1)	The acquisition of beneficial ownership of 25 percent or more of either the then-outstanding Non-Voting Common Stock or the combined voting power of the then-outstanding voting securities of the Company entitled to vote generally in the election of directors, subject to certain exclusions as provided by the 2007 Stock Option Plan;

2)	Individuals who, as of October 25, 2006, constitute the Company’s Board of Directors (“incumbent board”) cease for any reason to constitute at least a majority of the Board; provided that any individual becoming a director of the Company subsequent to that date based upon approval by at least a majority of the then Directors shall be considered a member of the incumbent board;

3)	Approval by the Voting Shareholders of the Company of a reorganization, merger or consolidation; or

4)	Approval by the Voting Shareholders of the Company of a complete liquidation or dissolution of the Company, the sale or other disposition of all or substantially all of the assets of the Company, the sale or disposition of substantially all of the assets of Eaton Vance Management, or an assignment of the Company of investment advisory agreements pertaining to more than 50 percent of the aggregate assets under management.

Unless otherwise determined by the Committee, a change in control of the Company is defined under the 2008 Plan and the 2013 Plan, as:

1)	The acquisition, other than from the Company or with the Company’s interest, by any individual, entity or group of beneficial ownership of 50 percent or more of the combined voting power of the then-outstanding Voting Stock; provided, that any acquisition by the Company or any of its subsidiaries, or any employee benefit plan (or related trust) sponsored or maintained by the Company or any of its subsidiaries shall not constitute a Change in Control;

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

As discussed previously, our named executive officers do not have employment, severance or change in control agreements. Each of the outstanding agreements pursuant to which stock options and restricted stock awards were granted to our named executive officers contains provisions for acceleration of vesting of stock options in connection with a change in control (as defined in the applicable plan or agreement).

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

Director Compensation

In fiscal 2015, the Committee engaged an independent consulting firm, Mercer Consulting, to assist in evaluating director compensation to assess the competitiveness of our compensation program for directors relative to companies within our peer group. The analysis provided by Mercer Consulting includes data on total compensation for directors as well as the individual elements of director compensation, including annual retainers, meeting fees and equity awards.

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

Based upon an analysis prepared by Mercer Consulting of the competitive market environment, the Committee approved an increase in both the annual stock option grant and phantom stock awards from $50,000 to $55,000 for services as a director effective for fiscal 2016.

In addition to the equity-based compensation described above, our non-employee directors receive the following cash compensation:

•	An annual fee of $60,000 for their service as a director. Based upon an analysis prepared by Mercer Consulting of the competitive market environment the Committee approved an increase in the annual retainer from $60,000 to $65,000 for services as a director effective for fiscal 2016.
•	Meeting fees of $2,500 for attending a Board meeting ($1,750 for participating in a Board meeting via telephone).
•	$1,500 for attending a committee meeting ($1,100 for participating in a committee meeting via telephone).

The Chairs of Board committees, members of the Audit Committee and the lead independent Director receive additional annual retainers as follows:

•	Chair of the Audit Committee: $20,000
•	Chair of the Compensation Committee: $8,500
•	Chair of the Nominating and Governance Committee: $7,500
•	Members of the Audit Committee, excluding the Chair: $5,000
•	Lead independent Director: $25,000

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

The following table sets forth information regarding the compensation earned by our non-employee directors in fiscal 2015.

Director Compensation for Fiscal 2015
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Option Awards ($)(2)(3)	Total ($)
Ann E. Berman	115,100	52,835	57,846	225,781
Leo I. Higdon, Jr.	106,050	52,835	57,846	216,731
Dorothy E. Puhy	99,050	52,835	57,846	209,731
Winthrop H. Smith, Jr.	107,150	52,835	57,846	217,831
Richard A. Spillane, Jr.	82,550	52,835	57,846	193,231

(1)	These figures represent the grant date fair value, as calculated in accordance with accounting standards, of phantom stock awards granted during fiscal 2015.

(2)	These figures represent the aggregate grant date fair value of options granted during fiscal 2015. The assumptions used in the calculation of these amounts are included above in the Summary Compensation Table.

(3)	As of October 31, 2015, each director had the following number of options (all vested) and phantom stock awards (all unvested) outstanding:

Name	Options	Phantom Stock Awards
Ann E. Berman	16,647	2,660
Leo I. Higdon, Jr.	61,074	2,660
Dorothy E. Puhy	52,569	2,660
Winthrop H. Smith, Jr.	52,672	2,660
Richard A. Spillane, Jr.	36,108	2,660

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Voting Common Stock

All outstanding shares of our Voting Common Stock, $0.00390625 par value (which is the only class of our stock having voting rights) are deposited in a Voting Trust, of which the Voting Trustees were, as of October 31, 2015, Jeffery P. Beale, Daniel C. Cataldo, Cynthia J. Clemson, James H. Evans, Thomas E. Faust Jr., Maureen A. Gemma, Laurie G. Hylton, Brian D. Langstraat, Frederick S. Marius, David C. McCabe, Scott H. Page, Edward J. Perkin, Charles B. Reed, Walter A. Row III, Craig P. Russ, John L. Shea, David M. Stein, Payson F. Swaffield, Michael W. Weilheimer, R. Kelly Williams and Matthew J. Witkos. The Voting Trust has a term that expires on October 31, 2016. Each holder of Voting Common Stock is a Voting Trustee. Inasmuch as the 21 Voting Trustees of the Voting Trust have unrestricted voting rights with respect to the Voting Common Stock (except that the Voting Trust Agreement provides that the Voting Trustees shall not vote such Stock in favor of the sale, mortgage or pledge of all or substantially all of the Company’s assets, any change in the capital structure or powers of the Company in connection with a merger, consolidation, reorganization or dissolution of the Company, the termination of the Voting Trust, the addition of a Voting Trustee, the removal of a Voting Trustee by the other Voting Trustees or the renewal of the term of the Voting Trust without the written consent of the holders of Voting Trust Receipts representing at least a majority of such Stock subject at the time to the Voting Trust Agreement), they may be deemed to be the beneficial owners of all of the Company’s outstanding Voting Common Stock by virtue of Rule 13d-3(a)(1) under the Securities Exchange Act of 1934. The Voting Trust Agreement provides that the Voting Trustees shall act by a majority if there are six or more Voting Trustees; otherwise they shall act unanimously except as otherwise provided in the Voting Trust Agreement. The address of the Voting Trustees is Two International Place, Boston, Massachusetts 02110.

The following table sets forth the beneficial owners at October 31, 2015 of the Voting Trust Receipts issued under said Voting Trust Agreement, which Receipts cover the aggregate of 415,078 shares of the Voting Common Stock then outstanding:

Title of Class	Name and Address of Beneficial Holder (1)	Number of Shares of Voting Common Stock Covered by Receipts	Percent of Class

Voting Common Stock	Thomas E. Faust Jr.	74,277	17.89%

Voting Common Stock	Jeffrey P. Beale	29,389	7.08%

Voting Common Stock	Brian D. Langstraat	27,854	6.71%

Voting Common Stock	Maureen A. Gemma	18,623	4.49%

Voting Common Stock	Laurie G. Hylton	18,623	4.49%

Voting Common Stock	Frederick S. Marius	18,623	4.49%

Voting Common Stock	David C. McCabe	18,623	4.49%

Voting Common Stock	Edward J. Perkin	18,623	4.49%

Voting Common Stock	Payson F. Swaffield	18,623	4.49%

Voting Common Stock	Matthew J. Witkos	18,623	4.49%

Voting Common Stock	Daniel C. Cataldo	13,927	3.36%

Voting Common Stock	Cynthia J. Clemson	13,927	3.36%

Voting Common Stock	James H. Evans	13,927	3.36%

Voting Common Stock	Scott H. Page	13,927	3.36%

Voting Common Stock	Charles B. Reed	13,927	3.36%

Voting Common Stock	Walter A. Row, III	13,927	3.36%

Voting Common Stock	Craig P. Russ	13,927	3.36%

Voting Common Stock	John L. Shea	13,927	3.36%

Voting Common Stock	David M. Stein	13,927	3.36%

Voting Common Stock	Michael W. Weilheimer	13,927	3.36%

Voting Common Stock	R. Kelly Williams	13,927	3.36%

(1)	The address for each Beneficial Holder is c/o Eaton Vance Corp., Two International Place, Boston, MA 02110.

Mr. Faust is an officer and Director of the Company and Voting Trustee of the Voting Trust. Mr. Langstraat is an officer of Parametric, Director of the Company and Voting Trustee of the Voting Trust. Messrs. Beale, Cataldo, Marius, Perkin, Swaffield, and Ms. Hylton are officers of the Company and Voting Trustees of the Voting Trust. Ms. Clemson, Ms. Gemma and Messrs. Evans, McCabe, Page, Reed, Row, Russ, Shea, Stein, Weilheimer, Williams and Witkos are officers of the Company or its subsidiaries and Voting Trustees of the Voting Trust. No transfer of any kind of the Voting Trust Receipts issued under the Voting Trust may be made at any time unless they have first been offered to the Company at book value. In the event of the death or termination of employment with the

Company or a subsidiary of a holder of the Voting Trust Receipts, the shares represented by such Voting Trust Receipts must be offered to the Company at book value. Similar restrictions exist with respect to the Voting Common Stock, all shares of which are deposited and held of record in the Voting Trust.

Non-Voting Common Stock

The Articles of Incorporation of the Company provide that our Non-Voting Common Stock, $0.00390625 par value, shall have no voting rights under any circumstances whatsoever. As of October 31, 2015, the executive officers and Directors of the Company, as a group, beneficially owned 7,769,065 shares of such Non-Voting Common Stock (including, as noted, options exercisable within 60 days to purchase such stock and shares held in the trust of the Stock Option Income Deferral Plan for an executive officer), or 6.5 percent of the 119,150,245 total shares and share equivalents of Non-Voting Common Stock then outstanding (consisting of 115,470,485 shares outstanding plus 3,456,680 shares subject to options exercisable within 60 days held by executive officers and Directors and 223,080 shares held in the trust of the Stock Option Income Deferral Plan for an executive officer), based upon information furnished by the officers and Directors.

The following table sets forth the beneficial ownership of our Non-Voting Common Stock including unexercised options to purchase such stock by, (i) each Director of the Company, (ii) each of the named executive officers of the Company (as defined in Item 11, “Executive Compensation” of this Annual Report on Form 10-K), each of (i) and (ii) as of October 31, 2015 (such investment power being sole unless otherwise indicated), and (iii) all current executive officers and Directors as a group:

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (a)(b)		Percent of Class (c)

Non-Voting Common Stock	Thomas E. Faust Jr.	4,472,475	(d)(e)	3.81%

Non-Voting Common Stock	Payson F. Swaffield	1,235,155		1.06%

Non-Voting Common Stock	Laurie G. Hylton	288,317	(f)	*

Non-Voting Common Stock	Brian D. Langstraat	192,878		*

Non-Voting Common Stock	Leo I. Higdon, Jr.	74,846		*

Non-Voting Common Stock	Winthrop H. Smith, Jr.	66,123		*

Non-Voting Common Stock	Dorothy E. Puhy	64,270		*

Non-Voting Common Stock	Edward J. Perkin	62,248		*

Non-Voting Common Stock	Richard A. Spillane, Jr.	43,559		*

Non-Voting Common Stock	Ann E. Berman	24,098		*

All current executive officers and Directors as a group (13 individuals)		7,769,065		6.52%

* Percentage of class owned is less than 1 percent.

(a)	Based solely upon information furnished by the individuals.

(b)	Includes shares subject to options exercisable within 60 days granted to, but not exercised by, each executive officer and Director above.

(c)	Based on 115,470,485 outstanding shares plus options exercisable within 60 days of 1,617,356 for Mr. Faust, 619,683 for Mr. Swaffield, 118,183 for Ms. Hylton, 152,457 for Mr. Langstraat, 68,525 for Mr. Higdon, 60,123 for Mr. Smith, 60,020 for Ms. Puhy, 11,188 for Mr. Perkin, 43,559 for Mr. Spillane and 24,098 for Ms. Berman. The denominator for Mr. Faust also includes 223,080 shares held in the trust of the Stock Option Income Deferral Plan for Mr. Faust.

(d)	Includes 12,400 shares held by or on behalf of Mr. Faust’s children.

(e)	Includes 223,080 shares held in the trust of the Stock Option Income Deferral Plan for Mr. Faust.

(f)	Includes 9,080 shares held by or on behalf of Ms. Hylton’s children.
169

Changes in Control

There are no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information concerning our equity compensation plans at October 31, 2015:

Equity Compensation Plan Information
(c)(2)
Number of
	(a)(1)	(b)	securities
	Number of	Weighted-	remaining available
	securities	average	for future issuance
	to be issued upon	exercise price	under equity
	the exercise of	of outstanding	compensation plans
	outstanding	options,	(excluding
	options, warrants	warrants and	securities reflected
Plan category	and rights	rights	in column (a))
Equity compensation plans approved by security holders	21,075,895	$32.23	12,250,650
Equity compensation plans not approved by security holders	-	-	-
Total	21,075,895	$32.23	12,250,650

(1)	The amount appearing under the “Number of securities to be issued upon the exercise of outstanding options, warrants and rights” represents 21,075,895 shares related to our 2013 Omnibus Incentive Plan and predecessor plans.

(2)	The amount appearing under “Number of securities remaining available for future issuance under equity compensation plans” includes 272,253 shares related to our 2013 Employee Stock Purchase Plan, 101,378 shares related to our 2013 Nonqualified Employee Stock Purchase Plan, 427,801 shares related to our 2013 Incentive Compensation Nonqualified Employee Stock Purchase Plan and 11,449,218 shares related to our 2013 Omnibus Incentive Plan, which provides for the issuance of stock options, restricted stock and phantom stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

We have established an Employee Loan Program under which a program maximum of $20.0 million is available for loans to our officers (other than our executive officers) and other key employees for purposes of financing their exercise of stock options for shares of our Non-Voting Common Stock. Loans are written for a seven-year period, are at varying fixed interest rates (currently ranging from 0.9 percent to 3.4 percent), are payable in annual installments commencing with the third year in which the loan is outstanding, and are collateralized by stock issued upon exercise of the option. We ceased making new loans under a previous loan program to our executive officers and our Directors in conformity with a federal law effective July 30, 2002. All loans under the program must be made on or before October 31, 2018. Loans outstanding under our program totaled $11.1 million at October 31, 2015.

During the year ended October 31, 2015, the Company did not have any executive officers who were indebted to the Company under the foregoing loan program at any time.

As a general policy, all transactions with related parties are prohibited unless approved by the Board of Directors or pursuant to the Code of Business Conduct and Ethics for Directors, Officers and Employees.

Director Independence

As of October 31, 2015 our Board of Directors consisted of Thomas E. Faust Jr., Chairman, Chief Executive Officer and President of EVC, Brian D. Langstraat, Chief Executive Officer of Parametric, and the following independent Directors, as defined under applicable NYSE listing standards: Ann E. Berman, Leo I. Higdon, Jr., Dorothy E. Puhy, Winthrop H. Smith, Jr. and Richard A. Spillane, Jr. Our Board of Directors has determined that each member of the Audit, Compensation, and Nominating and Governance Committees meets the standards of independence under the governance guidelines and applicable NYSE listing standards, including the requirement that each member is free of any relationship that would interfere with his or her individual exercise of independent judgment.

(The remainder of this page is left intentionally blank.)

Item 14. Principal Accountant Fees and Services

Audit and Non-Audit Fees

The following table presents fees for the professional audit services rendered by Deloitte & Touche LLP for the integrated audit of our annual financial statements for the years ended October 31, 2015 and 2014 and fees billed for other services rendered by Deloitte & Touche LLP during those periods.

Year Ended October 31,	2015	2014
Audit fees (1)	$3,250,459	$2,441,249
Audit-related fees (2)	136,000	166,000
Tax fees (3)	296,269	181,788
All other fees (4)	653,725	444,162
Total	$4,336,453	$3,233,199

(1)	Audit fees include professional services rendered for the audits of Eaton Vance Corp.’s annual financial statements and internal control over financial reporting, audits of the consolidated sponsored funds, review of the financial statements included in Form 10-Q filings, and services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)	Audit-related fees consist primarily of a security count audit, employee benefit plans and an attestation on internal control over compliance.

(3)	Tax fees consist of the aggregate fees billed for professional services rendered by Deloitte & Touche LLP for tax compliance, tax advice, and tax planning (domestic and international).

(4)	All other fees include $641,725 and $434,162 for fiscal 2015 and 2014, respectively, for audits and tax services provided to collective investment trusts and other products managed by the Company. All other fees also include subscription fees of $12,000 and $10,000 for the Deloitte Accounting Research Tool in fiscal 2015 and 2014, respectively.

Our Audit Committee reviews all audit, audit-related, tax and all other fees at least annually. Our Audit Committee pre-approved all audit, audit-related and tax services in fiscal 2015 and 2014. Our Audit Committee has concluded that the provision of the services listed above is compatible with maintaining the independence of Deloitte & Touche LLP.

(The remainder of this page is left intentionally blank.)

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Exhibits and Financial Statement Schedules

The consolidated financial statements of Eaton Vance Corp. and Report of Independent Registered Public Accounting Firm are included under Item 8 of this Annual Report on Form 10-K. No financial statement schedules are required.

The list of exhibits required by Item 601 of Regulation S-K is set forth in the Exhibit Index on pages 175 through 182 and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Eaton Vance Corp. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EATON VANCE CORP.

/s/ Thomas E. Faust Jr.
Thomas E. Faust Jr.
Chairman, Chief Executive Officer and President

December 18, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Eaton Vance Corp. and in the capacities and on the dates indicated:

/s/ Thomas E. Faust Jr.	Chairman, Chief Executive	December 18, 2015
Thomas E. Faust Jr.	Officer and President

/s/ Laurie G. Hylton	Chief Financial Officer and	December 18, 2015
Laurie G. Hylton	Chief Accounting Officer

/s/ Ann E. Berman	Director	December 18, 2015
Ann E. Berman

/s/ Leo I. Higdon, Jr.	Director	December 18, 2015
Leo I. Higdon, Jr.

/s/ Brian D. Langstraat	Director	December 18, 2015
Brian D. Langstraat

/s/ Dorothy E. Puhy	Director	December 18, 2015
Dorothy E. Puhy

/s/ Richard A. Spillane, Jr.	Director	December 18, 2015
Richard A. Spillane, Jr.

/s/ Winthrop H. Smith, Jr.	Director	December 18, 2015
Winthrop H. Smith, Jr.

EXHIBIT INDEX

Each Exhibit is listed in this index according to the number assigned to it in the exhibit table set forth in Item 601 of Regulation S-K. The following Exhibits are filed as a part of this Report or incorporated herein by reference pursuant to Rule 12b-32 under the Securities Exchange Act of 1934:

Exhibit No.	Description

2.1	Copy of the Unit Purchase Agreement, dated as of July 25, 2001, among Eaton Vance Acquisitions, a Massachusetts Business Trust, and Fox Asset Management, Inc., a New Jersey corporation, and Messrs. J. Peter Skirkanich, James P. O’Mealia, George C. Pierdes, John R. Sampson and Phillip R. Sloan has been filed as Exhibit 2.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2001, (S.E.C. File No. 1-8100) and is incorporated herein by reference.

2.2	Copy of Amendment No. 1 of the Unit Purchase Agreement, dated as of July 25, 2001, among Eaton Vance Acquisitions, a Massachusetts Business Trust, Saucon I, Inc., a New Jersey corporation formerly named Fox Asset Management, Inc., Saucon III, a Delaware limited liability company, Saucon IV, a Delaware limited liability company, and Messrs. J. Peter Skirkanich, James P. O’Mealia, George C. Pierdes, John R. Sampson and Phillip R. Sloan has been filed as Exhibit 2.2 to the Form 8-K/A filed on October 19, 2001, (S.E.C. File No. 1-8100) and is incorporated herein by reference.

2.3	Copy of the Unit Purchase Agreement, dated as of August 2, 2001, among Eaton Vance Acquisitions, a Massachusetts Business Trust, Atlanta Capital Management Company LLC, and each of Daniel W. Boone III, Gregory L. Coleman, Jerry D. Devore, William Hackney, III, Marilyn Robinson Irvin, Dallas L. Lundy, Walter F. Reames, Jr. and Christopher A. Reynolds has been filed as Exhibit 2.3 to the Form 8-K/A filed on October 19, 2001, (S.E.C. File No. 1-8100) and is incorporated herein by reference.

2.4	Copy of the Stock Purchase Agreement, dated as of June 4, 2003, among Eaton Vance Acquisitions, a Massachusetts Business Trust, and PPA Acquisition, LLC, a Delaware limited liability company, PPA Acquisition Corp., a Delaware corporation doing business under the name of “Parametric Portfolio Associates” and Brian Langstraat and David Stein has been filed as Exhibit 2.4 to the Annual Report on Form 10-K for the fiscal year ended October 31, 2003, (S.E.C. File No. 1-8100) and is incorporated herein by reference.

2.5	Copy of The First Amendment to the Stock Purchase Agreement, dated as of September 10, 2003, among Eaton Vance Acquisitions, a Massachusetts Business Trust, and PPA Acquisition, LLC, a Delaware limited liability company, PPA Acquisition Corp., a Delaware corporation doing business under the name of “Parametric Portfolio Associates” and Brian Langstraat and David Stein has been filed as Exhibit 2.5 to the Annual Report on Form 10-K for the fiscal year ended October 31, 2003, (S.E.C. File No. 1-8100) and is incorporated herein by reference.

2.6	Copy of the Second Amendment to the Stock Purchase Agreement, dated as of September 10, 2003, among Eaton Vance Acquisitions, a Massachusetts Business Trust, and PPA Acquisition, LLC, a Delaware limited liability company, PPA Acquisition Corp., a Delaware corporation doing business under the name of “Parametric Portfolio Associates” and Brian Langstraat and David Stein has been filed as Exhibit 2.6 to the Annual Report on Form 10-K for the fiscal year ended October 31, 2003, (S.E.C. File No. 1-8100) and is incorporated herein by reference.

Exhibit No.	Description

2.7	Copy of the Purchase Agreement, dated as of November 10, 2008, by and among M.D. Sass Tax Advantaged Bond Strategies, L.L.C., a Delaware limited liability company, M.D. Sass Investors Services, Inc., a Delaware corporation, 1185 Advisors, L.L.C., a Delaware limited liability company, James H. Evans, and Eaton Vance Management, a Massachusetts business trust and wholly owned subsidiary of the Registrant, has been filed as Exhibit 10.1 to the Form 8-K filed November 12, 2008, (S.E.C. File No. 1-8100) and is incorporated herein by reference.

2.8	Copy of the Share Purchase Agreement, dated as of June 15, 2012, by and among Hexavest Inc., its shareholders, 9264-7064 Québec Inc. and Eaton Vance Management Canada Ltd. filed as Exhibit 2.1 to the Form 8-K of the Company on June 15, 2012 (S.E.C. file No. 1-8100) and is incorporated herein by reference.

3.1	The Company’s Amended Articles of Incorporation, as amended, are filed as Exhibit 3.1 to the Company’s registration statement on Form S-3 dated June 14, 2013, filed pursuant to the Securities Act of 1933 (S.E.C. File No. 333-189309) and are incorporated herein by reference.

3.2	The Company’s By-Laws, as amended, are filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed January 18, 2006 (S.E.C. File No. 1-8100) and are incorporated herein by reference.

4.1	The rights of the holders of the Company’s Common Stock, par value $0.00390625 per share, and Non-Voting Common Stock, par value $0.00390625 per share, are described in the Company’s Amended Articles of Incorporation (particularly Articles Sixth, Seventh and Ninth thereof) and the Company’s By-Laws (particularly Article II thereof). See Exhibits 3.1 and 3.2 above as incorporated herein by reference.

9.1	Copy of the Voting Trust Agreement made as of October 30, 1997 has been filed as Exhibit 9.1 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 1997, (S.E.C. File No. 1-8100) and is incorporated herein by reference.

9.2	Copy of the resolutions of the Voting Trustees of the Voting Trust amending the Voting Trust Agreement, dated October 11, 2000 has been filed as Exhibit 9.2 as part of Amendment No. 1 to the Annual Report on Form 10-K/A of the Company for the fiscal year ended October 31, 2006, (S.E.C. File No. 1-8100) and are incorporated herein by reference.

9.3	Copy of the resolutions of the Voting Trustees of the Voting Trust amending the Voting Trust Agreement, dated October 1, 2003 has been filed as Exhibit 9.3 as part of Amendment No. 1 to the Annual Report on Form 10-K/A of the Company for the fiscal year ended October 31, 2006, (S.E.C. File No. 1-8100) and are incorporated herein by reference.

9.4	Copy of the resolutions of the Voting Trustees of the Voting Trust amending the Voting Trust Agreement, dated October 10, 2006 has been filed as Exhibit 9.4 as part of Amendment No. 1 to the Annual Report on Form 10-K/A of the Company for the fiscal year ended October 31, 2006, (S.E.C. File No. 1-8100) and are incorporated herein by reference.

9.5	Copy of the resolutions of the Voting Trustees of the Voting Trust amending the Voting Trust Agreement has been filed as Exhibit 9.5 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 2010, (S.E.C. File No 1-8100) and are incorporated herein by reference.

9.6	Copy of the resolutions of the Voting Trustees of the Voting Trust dated October 4, 2013 amending the Voting Trust Agreement has been filed as Exhibit 9.6 to the Annual Report on Form 10-K of

Exhibit No.	Description

the Company for the fiscal year ended October 31, 2013 (S.E.C. File No 1-8100) and are incorporated herein by reference.

10.1	Copy of the Eaton Vance Corp. Supplemental Profit Sharing Plan adopted by the Company’s Directors on October 9, 1996, has been filed as Exhibit 10.12 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 1996, (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.2	Copy of the Eaton Vance Corp. 1998 Stock Option Plan as adopted by the Eaton Vance Corp. Board of Directors on July 9, 1998 has been filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company for the fiscal quarter ended July 31, 1998 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.3	Copy of the Eaton Vance Corp. Executive Performance-Based Compensation Plan as adopted by the Eaton Vance Corp. Board of Directors on July 9, 1998 has been filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q of the Company for the fiscal quarter ended July 31, 1998 (S.E.C. File No. 1-8100), and is incorporated herein by reference. †

10.4	Copy of the 1998 Executive Loan Program, as amended, relating to financing or refinancing the exercise of options by key directors, officers, and employees adopted by the Eaton Vance Corp. Directors on October 15, 1998 has been filed as Exhibit 10.4 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 2007, (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.5	Copy of the Eaton Vance Corp. 1999 Restricted Stock Plan as adopted by the Eaton Vance Corp. Board of Directors on October 13, 1999 has been filed as Exhibit 10.22 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 1999 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.6	Copy of Amendment No. 1 to the Eaton Vance Corp. Executive Performance-Based Compensation Plan as adopted by the Eaton Vance Corp. Board of Directors on October 11, 2000 has been filed as Exhibit 10.16 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 2000 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.7	Copy of the restated Eaton Vance Corp. Supplemental Profit Sharing Plan as adopted by the Eaton Vance Corp. Board of Directors on October 11, 2000 has been filed as Exhibit 10.17 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 2000 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.8	Copy of the Eaton Vance Corp. Stock Option Income Deferral Plan as adopted by the Eaton Vance Corp. Board of Directors on April 18, 2001 has been filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company for the fiscal quarter ended April 30, 2001, (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.9	Copy of the Eaton Vance Corp. 1986 Employee Stock Purchase Plan – Restatement No. 9 as adopted by the Eaton Vance Corp. Board of Directors on July 11, 2001 has been filed as Exhibit 10.19 to the Quarterly Report on Form 10-Q of the Company for the fiscal quarter ended July 31, 2001, (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.10	Copy of the Eaton Vance Corp. 1992 Incentive Plan – Stock Alternative – Restatement No. 5 as adopted by the Eaton Vance Corp. Board of Directors on July 11, 2001 has been filed as Exhibit

Exhibit No.	Description

10.20 to the Quarterly Report on Form 10-Q of the Company for the fiscal quarter ended July 31, 2001, (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.11	Copy of the Eaton Vance Corp. 1998 Stock Option Plan – Restatement No. 3 as adopted by the Eaton Vance Corp. Board of Directors on December 12, 2001 has been filed as Exhibit 10.22 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 2001, (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.12	Copy of the 1998 Eaton Vance Employee Loan Program (formerly called the Eaton Vance Corp. 1998 Executive Loan Program) relating to financing or refinancing the exercise of options by employees revised by the Eaton Vance Corp. Board of Directors on July 9, 2003 has been filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company for the quarter ended July 31, 2003 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.13	Copy of the Eaton Vance Corp. 1998 Stock Option Plan – Restatement No. 4 as adopted by the Eaton Vance Corp. Board of Directors on October 20, 2004 has been filed as Exhibit 10.15 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 2004 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.14	Copy of the Eaton Vance Corp. 1998 Stock Option Plan – Restatement No. 5 as adopted by the Eaton Vance Corp. Board of Directors on December 15, 2004 has been filed as Exhibit 10.17 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 2004 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.15	Copy of the Eaton Vance Corp. 1986 Employee Stock Purchase Plan – Restatement No. 10 as adopted by the Eaton Vance Corp. Board of Directors on December 15, 2004 has been filed as Exhibit 10.18 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 2004 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.16	Copy of the Eaton Vance Corp. 1992 Incentive Plan – Stock Alternative – Restatement No. 6 as adopted by the Eaton Vance Corp. Board of Directors on December 15, 2004 has been filed as Exhibit 10.19 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 2004 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.17	Copy of the Eaton Vance Corp. 1999 Restricted Stock Plan – Restatement No. 1 as adopted by the Eaton Vance Corp. Board of Directors on December 15, 2004 has been filed as Exhibit 10.20 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 2004 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.18	Copy of the Eaton Vance Corp. 1998 Stock Option Plan – Restatement No. 8 as adopted by the Eaton Vance Corp. Board of Directors on October 25, 2006 has been filed as Exhibit 10.19 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 2006 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.19	Copy of the Eaton Vance Corp. 1986 Employee Stock Purchase Plan – Restatement No. 11 as adopted by the Eaton Vance Corp. Board of Directors on October 25, 2006 has been filed as Exhibit 10.20 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 2006 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.20	Copy of the Eaton Vance Corp. 2007 Stock Option Plan as adopted by the Eaton Vance Corp. Board of Directors on October 24, 2007 has been filed as Exhibit 10.1 to the Current Report on

Exhibit No.	Description

Form 8-K of the Company on October 29, 2007 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.21	Copy of the Eaton Vance Corp. 2008 Omnibus Incentive Plan as adopted by the Eaton Vance Corp. Board of Directors on October 30, 2008 has been filed as Exhibit 10.1 to the Current Report on Form 8-K of the Company on November 3, 2008 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.22	Copy of the Eaton Vance Corp. 2008 Omnibus Incentive Plan as adopted by the Eaton Vance Corp. Board of Directors on October 30, 2008 has been filed as Exhibit 10.1 as part of the Current Report on Form 8-K/A of the Company on December 4, 2008 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.23	Copy of the Eaton Vance Corp. 2008 Omnibus Incentive Plan as amended and restated by the Eaton Vance Corp. Board of Directors on January 7, 2009 has been filed as Exhibit 10.1 to the Current Report on Form 8-K/A of the Company on January 12, 2009 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.24	Copy of the Eaton Vance Corp. 2008 Omnibus Incentive Plan Restatement No. 2 as approved by the Eaton Vance Corp. Board of Directors on October 21, 2009 and the Voting Shareholders on October 23, 2009 has been filed as Exhibit 10.1 to the Current Report on Form 8-K of the Company on October 29, 2009 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.25	Copy of the 2009 Amendment to the Eaton Vance Corp. 2007 Stock Option Plan as approved by the Eaton Vance Corp. Board of Directors on October 21, 2009 and the Voting Shareholders on October 23, 2009 has been filed as Exhibit 10.2 to the Current Report on Form 8-K of the Company on October 29, 2009 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.26	Copy of the Eaton Vance Corp. Annual Performance Incentive Plan for Non-Covered Employees as approved by the Eaton Vance Corp. Board of Directors on October 21, 2009 and the Voting Shareholders on October 23, 2009 has been filed as Exhibit 10.3 to the Current Report on Form 8-K of the Company on October 29, 2009 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.27	Copy of the 2010 Amendment to the Eaton Vance Employee Loan Program (formerly called the Eaton Vance Corp. 1998 Executive Loan Program) as approved by the Eaton Vance Corp. Board of Directors and the Voting Shareholders on October 26, 2010 has been filed as Exhibit 10.28 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 2010 (S.E.C File No. 1-8100) and is incorporated herein by reference.†

10.28	Copy of the Eaton Vance Corp. 1986 Employee Stock Purchase Plan – Restatement No. 12 as approved by the Eaton Vance Corp. Board of Directors and the Voting Shareholders on October 26, 2010 has been filed as Exhibit 10.29 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 2010 (S.E.C File No. 1-8100) and is incorporated herein by reference. †

10.29	Copy of the Eaton Vance Corp. 2008 Omnibus Incentive Plan Restatement No. 3 as approved by the Eaton Vance Corp. Board of Directors and the Voting Shareholders on October 26, 2010 has been filed as Exhibit 10.1 to the Current Report on Form 8-K of the Company on December 16, 2010 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

Exhibit No.	Description

10.30	Copy of the 2010 Amendment to the Eaton Vance Corp. Annual Performance Incentive Plan for Non-Covered Employees as approved by the Eaton Vance Corp. Board of Directors and Voting Shareholders on October 26, 2010 has been filed as Exhibit 10.31 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 2010 (S.E.C File No. 1-8100) and is incorporated herein by reference. †

10.31

Copy of the Eaton Vance Corp. 2008 Omnibus Incentive Plan Restatement No. 4 as approved by the Eaton Vance Corp. Board of Directors and the Voting Shareholders on October 26, 2011 has been filed as Exhibit 10.1 to the Current Report on Form 8-K of the Company on October 31, 2011 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.32	Copy of the Eaton Vance Corp. Executive Performance-Based Compensation Plan Restatement No. 2 as approved by the Eaton Vance Corp. Board of Directors and the Voting Shareholders on October 26, 2011 has been filed as Exhibit 10.2 to the Current Report on Form 8-K of the Company on October 31, 2011 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.33	Copy of the Credit Agreement, dated June 4, 2012, between Eaton Vance Corp. as borrower, and JP Morgan Chase Bank N.A., as administrative agent, J.P. Morgan Securities LLC as sole lead arranger and sole bookmaker and Eaton Vance Management (wholly-owned subsidiary of Eaton Vance Corp.) as guarantor and the lenders, filed as Exhibit 10.1 to the Current Report on Form 8-K of the Company on June 4, 2012 (S.E.C. File No. 1-8100) and is incorporated herein by reference.†

10.34	Copy of the Eaton Vance Corp. 2008 Omnibus Incentive Plan Restatement No. 5 as approved by the Eaton Vance Corp. Board of Directors and the Voting Shareholders on October 24, 2012 has been filed as Exhibit 10.1 to the Current Report on Form 8-K of the Company on October 26, 2012 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.35	Copy of the 2013 Amendment to the Eaton Vance Employee Loan Program (formerly called the Eaton Vance Corp. 1998 Executive Loan Program) as approved by the Eaton Vance Corp. Board of Directors on April 10, 2013 has been filed as Exhibit 10.35 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 2013 (S.E.C. File No 1-8100) and is incorporated herein by reference. †

10.36	Copy of the Eaton Vance Corp. 2013 Employee Stock Purchase Plan as approved by the Eaton Vance Corp. Board of Directors on October 3, 2013 and the Voting Shareholders on October 4, 2013 has been filed as Exhibit 10.1 to the Current Report on Form 8-K on October 9, 2013 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.37	Copy of the Eaton Vance Corp. 2013 Nonqualified Employee Stock Purchase Plan as approved by the Eaton Vance Corp. Board of Directors on October 3, 2013 and the Voting Shareholders on October 4, 2013 has been filed as Exhibit 10.2 to the Current Report on Form 8-K on October 9, 2013 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.38	Copy of the Eaton Vance Corp. 2013 Incentive Compensation Nonqualified Employee Stock Purchase Plan as approved by the Eaton Vance Corp. Board of Directors on October 3, 2013 and the Voting Shareholders on October 4, 2013 has been filed as Exhibit 10.3 to the Current Report on Form 8-K on October 9, 2013 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.39	Copy of the Eaton Vance Corp. Executive Performance-Based Compensation Plan Restatement No. 3 as approved by the Board of Directors and Voting Shareholders on October 17, 2013 has been filed as Exhibit 10.1 to the Current Report on Form 8-K on October 21, 2013 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

Exhibit No.	Description

10.40	Copy of the Eaton Vance Corp. 2013 Omnibus Incentive Plan as approved by the Eaton Vance Corp. Board of Directors and the Voting Shareholders on October 23, 2013 has been filed as Exhibit 99.1 to the Current Report on Form 8-K/A on November 6, 2013 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.41

Copy of the Credit Agreement, dated October 21, 2014, between Eaton Vance Corp. as borrower and Wells Fargo Bank, National Association as administrative agent and Eaton Vance Management (wholly-owned subsidiary of Eaton Vance Corp.) as guarantor and the lenders has been filed as Exhibit 10.1 to the Current Report on Form 8-K on October 23, 2014 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.42

Copy of the 2014 Amendment to the Eaton Vance Employee Loan Program (formerly called the Eaton Vance Corp. 1998 Executive Loan Program) as approved by the Eaton Vance Corp. Board of Directors on October 29, 2014 has been filed as Exhibit 10.42 to the Annual Report on Form 10-K of the Company for the fiscal year ended, October 31, 2014 (S.E.C. File No 1-8100) and is incorporated herein by reference. †

10.43	Copy of the Parametric Portfolio Associates LLC, Long-term Equity Incentive Plan has been filed as Exhibit 10.43 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 2014 (S.E.C. File No 1-8100) and is incorporated herein by reference. †

10.44	Copy of the Eaton Vance Corp. 2013 Omnibus Incentive Plan, as amended and restated, approved by the Eaton Vance Corp. Board of Directors on October 28, 2015 and the Voting Shareholders on October 30, 2015 has been filed as Exhibit 10.1 to the Current Report on Form 8-K on November 3, 2015 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.45	Copy of the Eaton Vance Corp. 2013 Nonqualified Employee Stock Purchase Plan, as amended and restated, approved by the Eaton Vance Corp. Board of Directors on October 28, 2015 and the Voting Shareholders on October 30, 2015 has been filed as Exhibit 10.2 to the Current Report on Form 8-K on November 3, 2015 (S.E.C. File No. 1-8100) and is incorporated herein by reference.†

10.46	Copy of the Eaton Vance Corp. 2013 Incentive Compensation Nonqualified Employee Stock Purchase Plan, as amended and restated, approved by the Eaton Vance Corp. Board of Directors on October 28, 2015 and the Voting Shareholders on October 30, 2015 has been filed as Exhibit 10.3 to the Current Report on Form 8-K on November 3, 2015 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.47	Copy of the Parametric Portfolio Associates LLC, Long-term Equity Incentive Plan, as amended and restated, approved by the Eaton Vance Corp. Board of Directors on October 28, 2015 and the Voting Shareholders on October 30, 2015 has been filed as Exhibit 10.4 to the Current Report on Form 8-K on November 3, 2015 (S.E.C. File No. 1-8100) and is incorporated herein by reference.†

10.48	Copy of the Eaton Vance Corp. Deferred Alpha Incentive Plan, approved by the Eaton Vance Corp. Board of Directors on October 28, 2015 and the Voting Shareholders on October 30, 2015 has been filed as Exhibit 10.5 to the Current Report on Form 8-K on November 3, 2015 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

21.1	List of the Company’s Subsidiaries as of October 31, 2015 (filed herewith).

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

99.1	List of Eaton Vance Corp. Open Registration Statements (filed herewith).

101

Materials from the Eaton Vance Corp. Annual Report on Form 10-K for the year ended October 31, 2015, formatted in Extensible Business Reporting Language (XBRL):  (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) related Notes to the Consolidated Financial Statements, tagged in detail (filed herewith).

†	Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

