Form 10-Q
period 2016-01-31
EATON VANCE CORP
filed 2016-03-09
CIK 350797

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended January 31, 2016

or

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

Shares outstanding as of January 31, 2016:

Voting Common Stock – 442,932 shares

Non-Voting Common Stock – 114,722,876 shares

Eaton Vance Corp.

Form 10-Q

As of January 31, 2016 and for the

Three Month Period Ended January 31, 2016

Part I - Financial Information

Item 1. Consolidated Financial Statements

Eaton Vance Corp.

Consolidated Balance Sheets (unaudited)

	January 31,	October 31,
(in thousands)	2016	2015

Assets

Cash and cash equivalents	$358,133	$465,558
Investment advisory fees and other receivables	172,329	187,753
Investments	495,221	507,020
Assets of consolidated collateralized loan obligation ("CLO") entity:
Cash and cash equivalents	30,447	162,704
Bank loan investments	380,299	304,250
Other assets	3,535	128
Deferred sales commissions	26,082	25,161
Deferred income taxes	35,911	42,164
Equipment and leasehold improvements, net	45,248	44,943
Intangible assets, net	53,227	55,433
Goodwill	237,961	237,961
Loan to affiliate	5,000	-
Other assets	49,727	83,396
Total assets	$1,893,120	$2,116,471

See notes to Consolidated Financial Statements.

Eaton Vance Corp.
Consolidated Balance Sheets (unaudited) (continued)

	January 31,	October 31,
(in thousands, except share data)	2016	2015
Liabilities, Temporary Equity and Permanent Equity

Liabilities:

Accrued compensation	$59,697	$178,875
Accounts payable and accrued expenses	68,167	65,249
Dividend payable	32,979	32,923
Debt	573,850	573,811
Liabilities of consolidated CLO entity:
Senior and subordinated note obligations	390,654	397,039
Other liabilities	22,956	70,814
Other liabilities	67,216	86,891
Total liabilities	1,215,519	1,405,602

Commitments and contingencies (Note 18)

Temporary Equity:

Redeemable non-controlling interests	85,279	88,913

Permanent Equity:

Voting Common Stock, par value $0.00390625 per share: Authorized, 1,280,000 shares Issued and outstanding, 442,932 and 415,078 shares, respectively	2	2
Non-Voting Common Stock, par value $0.00390625 per share: Authorized, 190,720,000 shares Issued and outstanding, 114,722,876 and 115,470,485 shares, respectively	448	451
Additional paid-in capital	-	-
Notes receivable from stock option exercises	(10,702)	(11,143)
Accumulated other comprehensive loss	(63,306)	(48,586)
Appropriated deficit	(3,426)	(5,338)
Retained earnings	667,541	684,845
Total Eaton Vance Corp. shareholders' equity	590,557	620,231
Non-redeemable non-controlling interests	1,765	1,725
Total permanent equity	592,322	621,956
Total liabilities, temporary equity and permanent equity	$1,893,120	$2,116,471

See notes to Consolidated Financial Statements.

Eaton Vance Corp.
Consolidated Statements of Income (unaudited)

	Three Months Ended
	January 31,
(in thousands, except per share data)	2016	2015
Revenue:
Investment advisory and administrative fees	$283,042	$301,813
Distribution and underwriter fees	19,058	21,036
Service fees	27,259	29,847
Other revenue	2,197	2,234
Total revenue	331,556	354,930
Expenses:
Compensation and related costs	122,510	120,192
Distribution expense	28,483	106,267
Service fee expense	24,595	27,780
Amortization of deferred sales commissions	4,044	3,728
Fund-related expenses	9,163	8,706
Other expenses	42,136	37,697
Total expenses	230,931	304,370
Operating income	100,625	50,560
Non-operating income (expense):
Gains and other investment income, net	2,840	2,802
Interest expense	(7,342)	(7,336)
Other income (expense) of consolidated CLO entities:
Gains and other investment income, net	3,279	1,301
Interest expense	(1,836)	(1,194)
Total non-operating expense	(3,059)	(4,427)
Income before income taxes and equity in net income of affiliates	97,566	46,133
Income taxes	(36,843)	(16,770)
Equity in net income of affiliates, net of tax	2,509	3,146
Net income	63,232	32,509
Net income attributable to non-controlling and other beneficial interests	(4,846)	(3,506)
Net income attributable to Eaton Vance Corp. shareholders	$58,386	$29,003
Earnings per share:
Basic	$0.52	$0.25
Diluted	$0.50	$0.24
Weighted average shares outstanding:
Basic	111,641	114,592
Diluted	114,603	119,690
Dividends declared per share	$0.265	$0.250

See notes to Consolidated Financial Statements.

Eaton Vance Corp.

Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended
	January 31,
(in thousands)	2016	2015

Net income	$63,232	$32,509

Other comprehensive income (loss):
Amortization of net gains (losses) on derivatives, net of tax	3	3
Unrealized holding gains (losses) on available-for-sale investments and reclassification adjustments, net of tax	(658)	(642)
Foreign currency translation adjustments, net of tax	(14,065)	(23,451)

Other comprehensive loss, net of tax	(14,720)	(24,090)

Total comprehensive income	48,512	8,419
Comprehensive income attributable to non-controlling and other beneficial interests	(4,846)	(3,506)
Total comprehensive income attributable to Eaton Vance Corp. shareholders	$43,666	$4,913

See notes to Consolidated Financial Statements.

Eaton Vance Corp.

Consolidated Statements of Shareholders' Equity (unaudited)

	Permanent Equity									Temporary Equity
(in thousands)	Voting Common Stock	Non-Voting Common Stock	Additional Paid-In Capital	Notes Receivable from Stock Option Exercises	Accumulated Other Comprehensive Loss	Appropriated Deficit	Retained Earnings	Non- Redeemable Non- Controlling Interests	Total Permanent Equity	Redeemable Non-Controlling Interests
Balance, November 1, 2015	$2	$451	$-	$(11,143)	$(48,586)	$(5,338)	$684,845	$1,725	$621,956	$88,913
Net income	-	-	-	-	-	1,912	58,386	932	61,230	2,002
Other comprehensive loss	-	-	-	-	(14,720)	-	-	-	(14,720)	-
Dividends declared ($0.265 per share)	-	-	-	-	-	-	(30,493)	-	(30,493)	-
Issuance of Voting Common Stock	-	-	232	-	-	-	-	-	232	-
Issuance of Non-Voting Common Stock:
On exercise of stock options	-	1	5,667	(531)	-	-	-	-	5,137	-
Under employee stock purchase plans	-	-	1,610	-	-	-	-	-	1,610	-
Under employee stock purchase incentive plan	-	-	255	-	-	-	-	-	255	-
Under restricted stock plan, net of forfeitures	-	5	-	-	-	-	-	-	5	-
Stock-based compensation	-	-	18,234	-	-	-	-	-	18,234	-
Tax benefit of stock option exercises	-	-	2,261	-	-	-	-	-	2,261	-
Repurchase of Voting Common Stock	-	-	(77)	-	-	-	-	-	(77)	-
Repurchase of Non-Voting Common Stock	-	(9)	(28,135)	-	-	-	(45,197)	-	(73,341)	-
Principal repayments on notes receivable from stock option exercises	-	-	-	972	-	-	-	-	972	-
Net subscriptions (redemptions/distributions) of non-controlling interest holders	-	-	-	-	-	-	-	(773)	(773)	400
Reclass to temporary equity	-	-	-	-	-	-	-	(119)	(119)	119
Purchase of non-controlling interests	-	-	-	-	-	-	-	-	-	(6,202)
Other changes in non-controlling interests	-	-	(47)	-	-	-	-	-	(47)	47
Balance, January 31, 2016	$2	$448	$-	$(10,702)	$(63,306)	$(3,426)	$667,541	$1,765	$592,322	$85,279

See notes to Consolidated Financial Statements.

Eaton Vance Corp.

Consolidated Statements of Shareholders' Equity (unaudited)

	Permanent Equity									Temporary Equity
(in thousands)	Voting Common Stock	Non-Voting Common Stock	Additional Paid-In Capital	Notes Receivable from Stock Option Exercises	Accumulated Other Comprehensive Loss	Appropriated Retained Earnings	Retained Earnings	Non- Redeemable Non- Controlling Interests	Total Permanent Equity	Redeemable Non- Controlling Interests
Balance, November 1, 2014	$2	$460	$-	$(8,818)	$(17,996)	$2,467	$679,061	$2,305	$657,481	$107,466
Net income	-	-	-	-	-	47	29,003	1,155	30,205	2,304
Other comprehensive loss	-	-	-	-	(24,090)	-	-	-	(24,090)	-
Dividends declared ($0.250 per share)	-	-	-	-	-	-	(29,621)	-	(29,621)	-
Issuance of Voting Common Stock	-	-	77	-	-	-	-	-	77	-
Issuance of Non-Voting Common Stock:
On exercise of stock options	-	2	11,891	(626)	-	-	-	-	11,267	-
Under employee stock purchase plans	-	-	1,533	-	-	-	-	-	1,533	-
Under employee stock purchase incentive plans	-	-	207	-	-	-	-	-	207	-
Under restricted stock plan, net of forfeitures	-	4	-	-	-	-	-	-	4	-
Stock-based compensation	-	-	17,233	-	-	-	-	-	17,233	-
Tax benefit of stock option exercises	-	-	3,985	-	-	-	-	-	3,985	-
Repurchase of Non-Voting Common Stock	-	(5)	(35,259)	-	-	-	(24,459)	-	(59,723)	-
Principal repayments on notes receivable from stock option exercises	-	-	-	247	-	-	-	-	247	-
Net subscriptions (redemptions/distributions) of non-controlling interest holders	-	-	-	-	-	-	-	(1,081)	(1,081)	(529)
Net consolidations (de-consolidations) of sponsored investment funds	-	-	-	-	-	-	-	-	-	1,245
Reclass to temporary equity	-	-	-	-	-	-	-	(597)	(597)	597
Purchase of non-controlling interests	-	-	-	-	-	-	-	-	-	(7,008)
Other changes in non-controlling interests	-	-	333	-	-	-	-	-	333	(333)
Balance, January 31, 2015	$2	$461	$-	$(9,197)	$(42,086)	$2,514	$653,984	$1,782	$607,460	$103,742

See notes to Consolidated Financial Statements.

Eaton Vance Corp.
Consolidated Statements of Cash Flows (unaudited)
	Three Months Ended
	January 31,
(in thousands)	2016	2015

Cash Flows From Operating Activities:
Net income	$63,232	$32,509
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	5,414	5,856
Amortization of deferred sales commissions	4,044	3,732
Stock-based compensation	18,234	17,233
Deferred income taxes	6,666	4,323
Net (gains) losses on investments and derivatives	(585)	632
Equity in net income of affiliates, net of amortization	(2,519)	(3,270)
Dividends received from affiliates	2,931	3,148
Consolidated CLO entities' operating activities:
Net losses on bank loans, other investments and note obligations	464	92
Amortization	15	(37)
Net increase (decrease) in other assets and liabilities, including cash	81,271	(6,800)
Changes in operating assets and liabilities:
Investment advisory fees and other receivables	15,060	3,683
Investments in trading securities	(24,094)	(37,626)
Deferred sales commissions	(4,958)	(5,447)
Other assets	22,679	4,118
Accrued compensation	(118,954)	(119,384)
Accounts payable and accrued expenses	2,433	10,995
Other liabilities	15,895	19,709
Net cash provided by (used for) operating activities	87,228	(66,534)

Cash Flows From Investing Activities:
Additions to equipment and leasehold improvements	(2,947)	(1,720)
Issuance of loan to affiliate	(5,000)	-
Proceeds from sale of investments	8,416	17,657
Purchase of investments	(33)	(218)
Consolidated CLO entities' investing activities:
Proceeds from sales and maturities of bank loans and other investments	16,872	18,170
Purchase of bank loans and other investments	(99,785)	(9)
Net cash (used for) provided by investing activities	(82,477)	33,880

See notes to Consolidated Financial Statements.

Eaton Vance Corp.
Consolidated Statements of Cash Flows (unaudited) (continued)
	Three Months Ended
	January 31,
(in thousands)	2016	2015
Cash Flows From Financing Activities:
Purchase of additional non-controlling interest	(15,580)	(18,602)
Proceeds from issuance of Voting Common Stock	232	77
Proceeds from issuance of Non-Voting Common Stock	7,007	13,011
Repurchase of Voting Common Stock	(77)	-
Repurchase of Non-Voting Common Stock	(73,341)	(59,723)
Principal repayments on notes receivable from stock option exercises	972	247
Excess tax benefit of stock option exercises	2,261	3,985
Dividends paid	(30,437)	(29,268)
Net redemptions/distributions paid to non-controlling interest holders	(373)	(1,610)
Consolidated CLO entities' financing activities:
Principal repayments of senior note obligations	-	(11,204)
Net cash used for financing activities	(109,336)	(103,087)
Effect of currency rate changes on cash and cash equivalents	(2,840)	(2,150)
Net decrease in cash and cash equivalents	(107,425)	(137,891)
Cash and cash equivalents, beginning of period	465,558	385,215
Cash and cash equivalents, end of period	$358,133	$247,324
Supplemental Cash Flow Information:
Cash paid for interest	$5,986	$5,965
Cash paid for interest by consolidated CLO entity	-	1,203
Cash paid for income taxes, net of refunds	5,272	3,699
Supplemental Disclosure of Non-Cash Information:
Increase in equipment and leasehold improvements due to non-cash additions	$608	$209
Exercise of stock options through issuance of notes receivable	531	626
Net Consolidations of Sponsored Investment Funds:
Increase in investments	$-	$1,242
Increase in non-controlling interests	-	1,245

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

Financial Instruments

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-01, Financial Instruments – Overall (Subtopic 825-10: Recognition and Measurement of Financial Assets and Financial Liabilities, which revised entities’ accounting related to: (i) the classification and measurement of investments in equity securities; and (ii) the presentation of certain fair value changes for financial liabilities measured at fair value. The ASU also amends certain disclosure requirements associated with the fair value of financial instruments. The new guidance is effective for the Company’s fiscal year that begins on November 1, 2018 and requires a modified retrospective approach to adoption. Early adoption is only permitted for the provision related to instrument-specific credit risk. The Company is currently evaluating the potential impact on its Consolidated Financial Statements and related disclosures.

Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires a lessee to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases with a lease term of more than twelve months. Leases will continue to be classified as either financing or operating, with classification affecting the recognition, measurement and presentation of expenses and cash flows arising from a lease. The new guidance is effective for the Company’s fiscal year that begins on November 1, 2019 and requires a modified retrospective approach to adoption for lessees related to capital and operating leases existing at, or entered into after, the earliest comparative period presented in the financial statements, with certain practical expedients available. Early adoption is permitted. The Company is currently evaluating the potential impact on its Consolidated Financial Statements and related disclosures.

3.	Consolidated Sponsored Funds

The following table sets forth the balances related to consolidated sponsored funds at January 31, 2016 and October 31, 2015, as well as the Company’s net interest in these funds:

(in thousands)	January 31, 2016	October 31, 2015
Investments	$218,054	$196,395
Other assets	4,117	6,011
Other liabilities	(18,006)	(25,729)
Redeemable non-controlling interests	(13,859)	(11,939)
Net interest in consolidated sponsored funds(1)	$190,306	$164,738

(1)	Excludes the Company's investment in its consolidated CLO entity, which is discussed in Note 8.

The Company did not de-consolidate any sponsored funds during the three months ended January 31, 2016 and 2015.

4.	Investments

The following is a summary of investments at January 31, 2016 and October 31, 2015:

(in thousands)	January 31, 2016	October 31, 2015
Investment securities, trading:
Short-term debt	$61,231	$77,395
Consolidated sponsored funds	218,054	196,395
Separately managed accounts	58,863	56,859
Total investment securities, trading	338,148	330,649
Investment securities, available-for-sale	16,568	25,720
Investments in non-consolidated CLO entities	4,602	4,363
Investments in equity method investees	133,752	144,137
Investments, other	2,151	2,151
Total investments(1)	$495,221	$507,020

(1) Excludes the Company's investment in its consolidated CLO entity, which is discussed in Note 8.

Investment securities, trading

The following is a summary of the fair value of investments classified as trading at January 31, 2016 and October 31, 2015:

(in thousands)	January 31, 2016	October 31, 2015
Short-term debt	$61,231	$77,395
Other debt - consolidated sponsored funds and separately managed accounts	149,711	136,959
Equity securities - consolidated sponsored funds and separately managed accounts	127,206	116,295
Total investment securities, trading	$338,148	$330,649

During the three months ended January 31, 2016, the Company seeded investments in three sponsored funds and five separately managed accounts. During the three months ended January 31, 2015, the Company seeded investments in four sponsored funds and seven separately managed accounts.

The Company recognized losses related to trading securities still held at the reporting date of $11.6 million and $6.2 million for the three months ended January 31, 2016 and 2015, respectively, within gains and other investment income, net, in the Company’s Consolidated Statements of Income.

Investment securities, available-for-sale

The following is a summary of the gross unrealized gains (losses) included in accumulated other comprehensive loss related to securities classified as available-for-sale at January 31, 2016 and October 31, 2015:

January 31, 2016		Gross Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
Investment securities, available-for-sale	$11,536	$5,654	$(622)	$16,568

October 31, 2015		Gross Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
Investment securities, available-for-sale	$19,586	$6,450	$(316)	$25,720

Net unrealized holding losses on investment securities classified as available-for-sale included in other comprehensive loss, net of tax on the Company’s Consolidated Statements of Comprehensive Income were $1.1 million and $0.9 million for the three months ended January 31, 2016 and 2015 respectively.

The Company evaluated gross unrealized losses of $0.6 million as of January 31, 2016 and determined that these losses were not other-than-temporary, primarily because the Company has both the ability and intent to hold the investments for a period of time sufficient to recover such losses. The aggregate fair value of investments with unrealized losses was $5.3 million at January 31, 2016. No investment with a gross unrealized loss has been in a loss position for greater than one year.

The following is a summary of the Company’s realized gains and losses recognized upon disposition of investments classified as available-for-sale for the three months ended January 31, 2016 and 2015:

	Three Months Ended
	January 31,
(in thousands)	2016	2015
Gains	$135	$50
Losses	-	(6)
Net realized gains	$135	$44

Investments in equity method investees

The Company has a 49 percent interest in Hexavest Inc. (“Hexavest”), a Montreal, Canada-based investment adviser. The carrying value of this investment was $131.6 million and $142.1 million, at January 31, 2016 and October 31, 2015, respectively. At January 31, 2016, the Company’s investment in Hexavest consisted of $5.0 million of equity in the net assets of Hexavest, intangible assets of $24.7 million and goodwill of

$108.6 million, net of a deferred tax liability of $6.7 million. At October 31, 2015, the Company’s investment in Hexavest consisted of $5.5 million of equity in the net assets of Hexavest, intangible assets of $27.0 million and goodwill of $116.9 million, net of a deferred tax liability of $7.3 million. The investment is denominated in Canadian dollars and is subject to foreign currency translation adjustments, which are recorded in accumulated other comprehensive income (loss).

The Company has a seven percent equity interest in a private equity partnership managed by a third party that invests in companies in the financial services industry. The Company’s investment in the partnership was $2.1 million and $2.0 million at January 31, 2016 and October 31, 2015, respectively.

The Company did not account for any Eaton Vance-sponsored funds under the equity-method as of January 31, 2016 and October 31, 2015.

The Company did not recognize any impairment losses related to its investments in equity method investees during the three months ended January 31, 2016 or 2015.

During the three months ended January 31, 2016 and 2015, the Company received dividends of $2.9 million and $3.1 million, respectively, from its investments in equity method investees.

5.	Fair Value Measurements

The following tables summarize financial assets and liabilities measured at fair value on a recurring basis and their assigned levels within the valuation hierarchy at January 31, 2016 and October 31, 2015:

January 31, 2016
(in thousands)	Level 1	Level 2	Level 3	Other Assets Not Held at Fair Value	Total

Financial assets:
Cash equivalents	$14,629	$54,034	$-	$-	$68,663
Investments:
Investment securities, trading:
Short-term debt	-	61,231	-	-	61,231
Other debt - consolidated sponsored funds and separately managed accounts	19,240	130,471	-	-	149,711
Equity - consolidated sponsored funds and separately managed accounts	72,714	54,492	-	-	127,206
Investment securities, available-for-sale	14,495	2,073	-	-	16,568
Investments in non-consolidated CLO entities(1)	-	-	-	4,602	4,602
Investments in equity method investees(2)	-	-	-	133,752	133,752
Investments, other(3)	-	103	-	2,048	2,151
Derivative instruments	-	10,507	-	-	10,507
Assets of consolidated CLO entity:
Cash equivalents	30,332	-	-	-	30,332
Bank loan investments	-	379,599	700	-	380,299
Total financial assets	$151,410	$692,510	$700	$140,402	$985,022

Financial liabilities:
Derivative instruments	$-	$284	$-	$-	$284
Securities sold, not yet purchased	-	2,599	-	-	2,599
Liabilities of consolidated CLO entity:
Senior and subordinated note obligations	-	-	390,654	-	390,654
Total financial liabilities	$-	$2,883	$390,654	$-	$393,537

October 31, 2015
(in thousands)	Level 1	Level 2	Level 3	Other Assets Not Held at Fair Value	Total

Financial assets:
Cash equivalents	$14,599	$39,447	$-	$-	$54,046
Investments:
Investment securities, trading:
Short-term debt	-	77,395	-	-	77,395
Other debt - consolidated sponsored funds and separately managed accounts	20,822	116,137	-	-	136,959
Equity - consolidated sponsored funds and separately managed accounts	71,535	44,760	-	-	116,295
Investment securities, available-for-sale	23,544	2,176	-	-	25,720
Investments in non-consolidated CLO entities(1)	-	-	-	4,363	4,363
Investments in equity method investees(2)	-	-	-	144,137	144,137
Investments, other(3)	-	103	-	2,048	2,151
Derivative instruments	-	298	-	-	298
Assets of consolidated CLO entity:
Bank loan investments	-	304,250	-	-	304,250
Total financial assets	$130,500	$584,566	$-	$150,548	$865,614

Financial liabilities:
Derivative instruments	$-	$5,423	$-	$-	$5,423
Securities sold, not yet purchased	-	3,034	-	-	3,034
Liabilities of consolidated CLO entity:
Senior and subordinated note obligations	-	397,039	-	-	397,039
Total financial liabilities	$-	$405,496	$-	$-	$405,496

(1)	The Company’s investments in these CLO entities are measured at fair value on a non-recurring basis using Level 3 inputs.

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

Derivative instruments

Derivative instruments, which include foreign exchange contracts, stock index futures contracts, commodity futures contracts and total return swap contracts, are recorded as either other assets or other liabilities on the Company’s Consolidated Balance Sheets. Foreign exchange contracts are valued by interpolating a value using the spot foreign exchange rate and forward points, which are based on spot rate and currency interest rate differentials. Stock index futures contracts, commodity futures contracts and total return swap contracts are valued using a third-party pricing service that determines fair value based on bid and ask prices. Derivative instruments generally are classified as Level 2 within the fair value measurement hierarchy.

Assets of consolidated CLO entity

Assets of the Company’s consolidated CLO entity include investments in bank loans and money market funds. Fair value is determined utilizing unadjusted quoted market prices when available. Investments in money market funds are valued using published net asset values and are classified as Level 1 within the fair value measurement hierarchy. Interests in senior floating-rate loans for which reliable market quotations are readily available are valued generally at the average mid-point of bid and ask quotations obtained from a third-party pricing service. Fair value may also be based upon valuations obtained from independent third-party brokers or dealers utilizing matrix pricing models that consider information regarding securities with similar characteristics. In certain instances, fair value has been determined utilizing discounted cash flow analyses or single broker non-binding quotes. Depending on the nature of the inputs, these assets are classified as Level 1, 2 or 3 within the fair value measurement hierarchy.

Securities sold, not yet purchased

Securities sold, not yet purchased, are recorded as other liabilities on the Company’s Consolidated Balance Sheets and are valued by a third-party pricing service that determines fair value based on bid and ask prices. Securities sold, not yet purchased, generally are classified as Level 2 within the fair value measurement hierarchy.

Liabilities of consolidated CLO entity

Liabilities of the Company’s consolidated CLO entity include senior and subordinated note obligations. Senior and subordinated notes generally are valued utilizing an income-approach model in which one or more significant inputs are unobservable in the market. A full description of this valuation technique is included within the valuation process disclosure below. Depending on the nature of the inputs, these liabilities are classified as Level 2 or 3 within the fair value measurement hierarchy. As of October 31, 2015, the liabilities of Eaton Vance CLO 2015-1 include senior and subordinated notes issued at closing of the entity on October 29, 2015. As a result, these liabilities were valued as of October 31, 2015 based on the closing transaction price and were classified as Level 2 within the fair value measurement hierarchy.

Transfers in and out of Levels

The following table summarizes fair value transfers between Level 1 and Level 2 of the fair value measurement hierarchy for the three months ended January 31, 2016 and 2015:

	Three Months Ended
	January 31,
(in thousands)	2016	2015
Transfers from Level 1 into Level 2(1)	$44	$4,962
Transfers from Level 2 into Level 1(2)	19	58

(1)	Transfers from Level 1 into Level 2 primarily represent debt and equity securities formerly classified as Level 1 for which unadjusted quoted market prices in active markets became unavailable in the current period.

(2)	Transfers from Level 2 into Level 1 primarily represent debt and equity securities formerly classified as Level 2 for which unadjusted quoted market prices in active markets became available in the current period.

Level 3 assets and liabilities

The following table shows a reconciliation of the beginning and ending fair value measurements of assets and liabilities valued on a recurring basis and classified as Level 3 within the fair value measurement hierarchy for the three months ended January 31, 2016 and 2015:

	Three Months Ended		Three Months Ended
	January 31, 2016		January 31, 2015
(in thousands)	Bank loan investments of Eaton Vance CLO 2015-1	Senior and subordinated note obligations of Eaton Vance CLO 2015-1	Bank loans and other investments of Eaton Vance CLO IX	Senior and subordinated note obligations of Eaton Vance CLO IX

Beginning balance	$-	$-	$801	$149,310
Net gains (losses) on investments and note obligations included in net income(1)	-	-	(371)	(1,677)
Additions(2)	-	-	-	1,379
Principal paydown	-	-	-	(11,204)
Transfers into Level 3(3)	700	390,654	-	-
Transfers out of Level 3(4)	-	-	(383)	-
Ending balance	$700	$390,654	$47	$137,808
Change in unrealized gains (losses) included in net income relating to assets and liabilities held	$-	$-	$(371)	$(1,677)

(1)	Substantially all net gains (losses) on investments and note obligations attributable to the assets and borrowings of the Company's consolidated CLO entity are allocated to non-controlling and other beneficial interests on the Company's Consolidated Statements of Income.
(2)	Represents the Company's subordinated interest, which was previously eliminated in consolidation. The Company sold its interest in the first quarter of fiscal 2015. Refer to Note 8.
(3)	Transfers into Level 3 were the result of a reduction in the availability of significant observable inputs used in determining the fair value of the securities.
(4)	Transfers out of Level 3 were due to an increase in the observability of the inputs used in determining the fair value of certain instruments.

As discussed more fully in Note 8, the Company de-consolidated Eaton Vance CLO IX on August 1, 2015. The following table shows the valuation technique and significant unobservable inputs utilized in the fair value measurement of Level 3 liabilities of Eaton Vance CLO 2015-1 at January 31, 2016:

January 31, 2016		Valuation	Unobservable	Value/
($ in thousands)	Fair Value	Technique	Inputs(1)	Range

			Prepayment rate	20 percent
			Recovery rate	70 percent
Senior and subordinated			Default rate	200 bps
note obligations	$390,654	Income approach	Discount rate	150-1050 bps

(1)	Discount rate refers to spread over LIBOR. Lower spreads relate to the more senior tranches in the CLO note structure; higher spreads relate to the less senior tranches. The default rate refers to the constant annual default rate. The recovery rate is the expected recovery of defaulted amounts received through asset sales, recovery through bankruptcy restructuring or other settlement processes. The prepayment rate is the rate at which the underlying collateral is expected to repay principal.

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

Derivative financial instruments designated as cash flow hedges

During both the three months ended January 31, 2016 and 2015, the Company reclassified into interest expense $50,000 of deferred gains related to a forward-starting interest rate swap entered into in connection with the offering of its 3.625 percent unsecured senior notes due June 15, 2023 (“2023 Senior Notes”). At January 31, 2016, the remaining unamortized gain on this transaction was $1.5 million. During the next twelve months, the Company expects to reclassify approximately $0.2 million of the gain into interest expense.

During both the three months ended January 31, 2016 and 2015, the Company reclassified into interest expense $56,000 of deferred losses related to a Treasury lock transaction entered into in connection with the issuance of its 6.5 percent unsecured senior notes due October 2, 2017 (“2017 Senior Notes”). At January 31, 2016, the remaining unamortized loss on this transaction was $0.4 million. During the next twelve months, the Company expects to reclassify approximately $0.2 million of the loss on the Treasury lock transaction into interest expense.

Other derivative financial instruments not designated for hedge accounting

The Company has entered into a series of foreign exchange contracts, stock index futures contracts, commodity futures contracts, total return swap contracts and interest rate futures contracts to hedge currency risk and market risk associated with its investments in certain consolidated sponsored funds and separately managed accounts seeded for new product development purposes. Certain of the consolidated sponsored funds and separately managed accounts may utilize derivative financial instruments within their portfolios in pursuit of their stated investment objectives.

At January 31, 2016 and October 31, 2015, excluding derivative financial instruments held in certain consolidated sponsored funds and separately managed accounts, the Company had 32 and 28 foreign exchange contracts outstanding with four counterparties with an aggregate notional value of $24.4 million and $27.2 million, respectively; 1,602 and 1,366 stock index futures contracts outstanding with one counterparty with an aggregate notional value of $106.4 million and $97.2 million, respectively; and two total return swap contracts outstanding with one counterparty with an aggregate notional value of $43.2 million and $49.5 million, respectively. At October 31, 2015, the Company had 56 commodity futures contracts outstanding with one counterparty with an aggregate notional value of $3.1 million. As of January 31, 2016, the Company did not have any commodity futures contracts outstanding. While the Company had outstanding interest rate futures contracts for certain periods during fiscal 2015, as of October 31, 2015, the Company did not have any interest rate futures contracts outstanding. As of January 31, 2016, the Company did not have any interest rate futures contracts outstanding. The number of derivative contracts outstanding and the notional values they represent at January 31, 2016 and October 31, 2015 are indicative of derivative balances throughout each respective period.

The following tables present the fair value of derivative financial instruments, excluding derivative financial instruments held in certain consolidated sponsored funds and separately managed accounts, not designated as hedging instruments as of January 31, 2016 and October 31, 2015:

January 31, 2016
	Assets		Liabilities
(in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other assets	$505	Other liabilities	$144
Stock index futures contracts	Other assets	7,609	Other liabilities	140
Total return swap contracts	Other assets	2,393	Other liabilities	-
Total		$10,507		$284

October 31, 2015
	Assets		Liabilities
(in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other assets	$133	Other liabilities	$540
Stock index futures contracts	Other assets	53	Other liabilities	4,712
Commodity futures contracts	Other assets	112	Other liabilities	43
Total return swap contracts	Other assets	-	Other liabilities	128
Total		$298		$5,423

The following is a summary of the net gains (losses) recognized in income for the three months ended January 31, 2016 and 2015:

	Income Statement	Three Months Ended January 31,
(in thousands)	Location	2016	2015
Foreign exchange contracts	Gains and other investment income, net	$634	$561
Stock index futures contracts	Gains and other investment income, net	8,983	1,533
Total return swap contracts	Gains and other investment income, net	2,770	(95)
Commodity futures contracts	Gains and other investment income, net	-	2,613
Interest rate futures contracts	Gains and other investment income, net	-	(441)
Total		$12,387	$4,171

7.	Fair Value Measurements of Other Financial Instruments

Certain financial instruments are not carried at fair value, but their fair value is required to be disclosed. The following is a summary of the carrying amounts and estimated fair values of these financial instruments at January 31, 2016 and October 31, 2015:

	January 31, 2016			October 31, 2015
(in thousands)	Carrying Value	Fair Value	Fair Value Level	Carrying Value	Fair Value	Fair Value Level
Loan to affiliate	$5,000	$5,000	3	$-	$-	-
Other assets	$5,899	$5,899	3	$6,345	$6,345	3
Debt	$573,850	$600,884	2	$573,811	$600,930	2

As discussed in Note 19, on December 23, 2015, Eaton Vance Management Canada Ltd. (“EVMC”), a wholly owned subsidiary of the Company, loaned $5.0 million to Hexavest under a term loan agreement to seed a new investment strategy. The carrying value of the loan approximates fair value. The fair value is determined using a cash flow model that projects future cash flows based upon contractual obligations, to which the Company then applies an appropriate discount rate. The fair value of this investment falls within Level 3 of the fair value measurement hierarchy.

Included in other assets at January 31, 2016 and October 31, 2015 is an option exercisable in 2017 to acquire an additional 26 percent interest in Hexavest carried at $5.9 million and $6.3 million, respectively. The carrying value of this option approximates fair value. The fair value of this option is determined using a Monte Carlo model, which simulates potential future market multiples of earnings before interest and taxes (“EBIT”) and compares this to the contractually fixed multiple of Hexavest’s EBIT at which the option can be exercised. The Monte Carlo model uses this array of simulated multiples and their difference from the contractual multiple times the projected EBIT for Hexavest to estimate the future exercise value of the option, which is then adjusted to present value. The fair value of this investment falls within Level 3 of the fair value measurement hierarchy.

The fair value of the Company’s debt has been determined based on quoted prices in inactive markets and falls within Level 2 of the fair value measurement hierarchy.

8.	Variable Interest Entities (“VIEs”)

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

Consolidated CLO entities

As of January 31, 2016, the Company deems itself to be the primary beneficiary of two non-recourse CLO entities, Eaton Vance CLO 2015-1 and Eaton Vance CLO IX. In developing its conclusion that it is the primary beneficiary of Eaton Vance CLO 2015-1, the Company determined that it has a more than insignificant economic interest in the entity by virtue of its 16 percent residual interest, which exposes the

Company to a more than insignificant amount of the entity’s variability relative to its anticipated economic performance. In its role as collateral manager of the entity, the Company has the power to direct the activities that most significantly impact the economic performance of the entity. The Company’s variable interest represents an obligation to absorb losses of, or a right to receive benefits from, the entity that could potentially be significant to the entity. The Company determined that it is the primary beneficiary of Eaton Vance CLO IX due to the significance of its variable interest represented by the incentive collateral management fee. In consideration of these factors, the Company concluded that it is the primary beneficiary of Eaton Vance CLO 2015-1 and Eaton Vance CLO IX for consolidation accounting purposes.

In the first quarter of fiscal 2015, the Company sold its residual 8 percent interest in Eaton Vance CLO IX to an unrelated third party and recognized a loss on disposal of $0.3 million. During the third quarter of fiscal 2015, a majority of the holders of the subordinated notes elected to liquidate Eaton Vance CLO IX, with redemption occurring nearly in full on the scheduled July 20, 2015 payment date. The Company will remain the collateral manager of Eaton Vance CLO IX through resolution of the disposal of all remaining collateral assets. The Company is not a related party to the subordinated note holders of Eaton Vance CLO IX and there are neither explicit arrangements nor does the Company hold implicit variable interests that would require the Company to provide any ongoing financial support to the entity. While the Company still deems itself to be the primary beneficiary of Eaton Vance CLO IX at January 31, 2016, the Company made the decision to de-consolidate Eaton Vance CLO IX in the fourth quarter of fiscal 2015, as the remaining net assets of Eaton Vance CLO IX are not material to the Company’s financial position.

The assets of the CLO entities are held solely as collateral to satisfy the obligations of the entity. The Company has no right to the benefits from, nor does the Company bear the risks associated with, the assets held by these CLO entities beyond the Company’s beneficial interest therein and management fees generated from the entities. The note holders and other creditors of the CLO entities have no recourse to the Company’s general assets. There are neither explicit arrangements nor does the Company hold implicit variable interests that would require the Company to provide any ongoing financial support to the entities.

Interest income and expense are recorded on an accrual basis and reported as gains and other investment income, net, and as interest expense, respectively, of the consolidated CLO entities in the Company’s Consolidated Statements of Income for the three months ended January 31, 2016 and 2015. Substantially all ongoing gains (losses) related to the consolidated CLO entities’ bank loans, other investments and note obligations recorded in earnings for the periods presented are attributable to changes in instrument-specific credit considerations.

Eaton Vance CLO 2015-1

The following tables present, as of January 31, 2016 and October 31, 2015, the fair value of Eaton Vance CLO 2015-1’s assets and liabilities that were subject to fair value accounting:

January 31, 2016
	CLO Bank Loan Investments
(in thousands)	Total CLO bank loan investments	90 days or more past due	Senior and subordinated note obligations
Unpaid principal balance	$389,369	$-	$397,900
Unpaid principal balance over fair value	(9,070)	-	(7,246)
Fair value	$380,299	$-	$390,654

October 31, 2015
	CLO Bank Loan Investments
(in thousands)	Total CLO bank loan investments	90 days or more past due	Senior and subordinated note obligations
Unpaid principal balance	$306,483	$-	$397,039
Unpaid principal balance over fair value	(2,233)	-	-
Fair value	$304,250	$-	$397,039

Changes in the fair values of Eaton Vance CLO 2015-1’s bank loan investments resulted in a net loss of $7.0 million for the three months ended January 31, 2016, while changes in the fair value of Eaton Vance CLO 2015-1’s note obligations resulted in a net gain of $7.3 million over the same period. The combined net gain of $0.3 million was recorded in gains and other investment income, net, of consolidated CLO entities on the Company’s Consolidated Statement of Income.

Eaton Vance CLO 2015-1 has note obligations that bear interest at a fixed rate of 4.0 percent, as well as note obligations that bear interest at variable rates based on LIBOR plus a pre-defined spread ranging from 1.5 percent to 8.1 percent. The principal amounts outstanding of the note obligations issued by Eaton Vance CLO 2015-1 mature on October 20, 2026. The CLO entity may elect to reinvest any prepayments received on bank loan investments prior to July 2020. Any subsequent prepayments received must be used to pay down its note obligations. The holders of a majority of the subordinated notes have the option to liquidate Eaton Vance CLO 2015-1, provided there is sufficient value of the entity’s assets to repay the senior notes in full.

For the three months ended January 31, 2016, the Company recorded net income of $1.4 million related to Eaton Vance CLO 2015-1. The Company recorded net income attributable to other beneficial interests of $1.9 million for the three months ended January 31, 2016. Net losses attributable to Eaton Vance Corp. shareholders was $0.5 million for the three months ended January 31, 2016.

The following carrying amounts related to Eaton Vance CLO 2015-1 were included in the Company’s Consolidated Balance Sheets at January 31, 2016 and October 31, 2015:

	January 31,	October 31,
(in thousands)	2016	2015
Assets:
Cash and cash equivalents	$30,447	$162,704
Bank loan investments	380,299	304,250
Other assets	3,535	128
Liabilities:
Senior and subordinated note obligations	390,654	397,039
Other liabilities	22,956	70,814
Appropriated deficit	(3,426)	(5,338)
Net interest in Eaton Vance CLO 2015-1	$4,097	$4,567

The Company had a subordinated interest in Eaton Vance CLO 2015-1 of $3.8 million and $4.6 million as of January 31, 2016 and October 31, 2015, respectively, which was eliminated in consolidation.

Eaton Vance CLO IX

In the first quarter of fiscal 2015, the Company sold its residual 8 percent interest in Eaton Vance CLO IX to an unrelated third party and recognized a loss on disposal of $0.3 million. During the third quarter of fiscal 2015, a majority of the holders of the subordinated notes elected to liquidate Eaton Vance CLO IX, with redemption occurring nearly in full on the scheduled July 20, 2015 payment date. The Company will remain the collateral manager of Eaton Vance CLO IX through resolution of the disposal of all remaining collateral assets. The Company is not a related party to the subordinated note holders of Eaton Vance CLO IX and there are neither explicit arrangements nor does the Company hold implicit variable interests that would require the Company to provide any ongoing financial support to the entity. The Company de-consolidated Eaton Vance CLO IX on August 1, 2015 and removed the associated assets, liabilities and appropriated retained earnings from its Consolidated Balance Sheet as of that date, as the remaining balances are not material to the Company’s financial position.

Changes in the fair values of Eaton Vance CLO IX’s bank loans and other investments resulted in net losses of $1.5 million during the three months ended January 31, 2015, while changes in the fair value of Eaton Vance CLO IX’s note obligations resulted in net gains of $1.7 million over the same period. The combined net gains of $0.2 million for the three months ended January 31, 2015 were recorded in gains and other investment income, net, of consolidated CLO entities on the Company’s Consolidated Statement of Income for that period.

During the three months ended January 31, 2015, $11.2 million of prepayments were used to pay down the entity’s note obligations.

For the three months ended January 31, 2015, the Company recorded net income of $32,000 (including the loss on disposal of its subordinated interest of $0.3 million) related to Eaton Vance CLO IX. The Company recorded net income attributable to other beneficial interests of $47,000 for the three months ended January 31, 2015. Net losses attributable to Eaton Vance Corp. shareholders were $15,000 for the three months ended January 31, 2015.

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

Non-consolidated CLO entities had total assets of $2.0 billion and $2.1 billion as of January 31, 2016 and October 31, 2015, respectively. The Company’s variable interests in these entities consist of the Company’s direct ownership in these entities and any collateral management fees earned but uncollected. The Company’s investment in these entities totaled $4.6 million and $4.4 million as of January 31, 2016 and October 31, 2015, respectively. Collateral management fees receivable for these entities totaled $1.7 million and $1.8 million on January 31, 2016 and October 31, 2015, respectively. In the first three months of fiscal 2016, the Company did not provide any financial or other support to these entities that it was not previously contractually required to provide. The Company’s risk of loss with respect to these managed CLO entities is limited to the carrying value of its investments in, and collateral management fees receivable from, these entities as of January 31, 2016.

The Company’s investment in non-consolidated CLO entities is carried at amortized cost and is disclosed as a component of investments in Note 4. Income from these entities is recorded as a component of gains and other investment income, net, in the Company’s Consolidated Statements of Income, based upon projected investment yields.

Other entities

The Company holds variable interests in, but is not deemed to be the primary beneficiary of, certain sponsored privately offered equity funds with total assets of $12.2 billion and $12.7 billion as of January 31, 2016 and October 31, 2015, respectively. The Company has determined that these entities qualify for the deferral afforded by ASU 2010-10, Consolidation – Amendments for Certain Investment Funds, and thus assesses whether it is the primary beneficiary of these entities based on the Company’s exposure to the expected losses and expected residual returns of the entity. The Company’s variable interests in these entities consist of the Company’s direct ownership therein, which in each case is insignificant relative to the total ownership of the fund, and any investment advisory fees earned but uncollected. The Company held investments in these entities totaling $2.0 million and $2.2 million on January 31, 2016 and October 31, 2015, respectively, and investment advisory fees receivable totaling $0.7 million on both January 31, 2016 and October 31, 2015. In the first three months of fiscal 2016, the Company did not provide any financial or other support to these entities that it was not contractually required to provide. The Company’s risk of loss with respect to these managed entities is limited to the carrying value of its investments in, and investment advisory fees receivable from, the entities as of January 31, 2016. The Company does not consolidate these VIEs because it does not hold the majority of the risks and rewards of ownership.

The Company’s investments in privately offered equity funds are carried at fair value and included in investment securities, available-for-sale, which are disclosed as a component of investments in Note 4. The Company records any change in fair value, net of income tax, in other comprehensive income (loss).

9.	Acquisitions

Atlanta Capital Management, LLC (“Atlanta Capital”)

In the fourth quarter of fiscal 2015, the Company exercised a call option requiring the non-controlling interest holders of Atlanta Capital to sell a 1.1 percent profit interest in Atlanta Capital for $5.4 million pursuant to the terms of the original acquisition agreement, as amended. The purchase price of this transaction was based on a multiple of Atlanta Capital’s earnings before taxes for the fiscal year ended October 31, 2015. The transaction settled in December 2015.

In the third quarter of fiscal 2015, the Company also purchased a 0.4 percent profits interest in Atlanta Capital for $0.5 million pursuant to the put and call provisions of the Atlanta Capital Management Company, LLC Long-term Equity Incentive Plan (the “Atlanta Capital Plan”). The transaction settled in November 2015.

Total profit interests in Atlanta Capital held by non-controlling interest holders, including direct profit interests related to the original acquisition as well as indirect profit interests issued pursuant to the Atlanta Capital Plan, decreased to 13 percent on January 31, 2016 from 13.1 percent on October 31, 2015, reflecting the transactions described above, and the grant of an additional 1.4 percent profit interest to employees of Atlanta Capital pursuant to the terms of the Atlanta Capital Plan in the first quarter of fiscal 2016. Non-controlling interest holders did not hold any capital interests in Atlanta Capital as of January 31, 2016.

Parametric Portfolio Associates LLC (“Parametric”)

In the first quarter of fiscal 2016, certain non-controlling interest holders of Parametric exercised a put option and the Company exercised a call option related to non-controlling interests in Parametric issued in conjunction with the Clifton acquisition, resulting in the Company’s acquisition of an indirect 0.4 percent profit interest and a 0.4 percent capital interest in Parametric. The put settled in November 2015 for $4.1 million and the call settled in December 2015 for $2.1 million.

In the fourth quarter of fiscal 2015, the Company purchased a 0.5 percent profit interests in Parametric for $4.2 million pursuant to the put and call provisions of the Parametric Portfolio Associates LLC Long-term Equity Incentive Plan, as amended and restated (the “Parametric Plan”). The transaction settled in November 2015.

Total profit interests in Parametric held by non-controlling interest holders, including indirect profit interests issued pursuant to the Parametric Plan, decreased to 7.0 percent as of January 31, 2016 from 7.4 percent as of October 31, 2015, reflecting the transactions described above, and the grant of 0.5 percent profit interests to employees of Parametric pursuant to the terms of the Parametric Plan in the first quarter of fiscal 2016. Total capital interests in Parametric held by non-controlling interest holders decreased to 1.8 percent as of January 31, 2016 from 2.2 percent as of October 31, 2015.

Tax Advantaged Bond Strategies (“TABS”)

In fiscal 2009, the Company acquired the TABS business of M.D. Sass Investors Services for cash and future consideration. The Company will make a contingent payment of $10.1 million in the second quarter of fiscal 2016 to the selling group based upon prescribed multiples of TABS’s revenue for the twelve months ended December 31, 2015. The payment will increase goodwill by $10.1 million as the acquisition was completed prior to the change in accounting for contingent purchase price consideration. The Company is obligated to make one additional annual contingent payment to the selling group based on prescribed multiples of TABS’s revenue for the twelve months ending December 31, 2016. All future payments will be in cash and will result in an addition to goodwill. These payments are not contingent upon any member of the selling group remaining an employee of the Company.

10.	Intangible Assets

The following is a summary of intangible assets at January 31, 2016 and October 31, 2015:

January 31, 2016
(in thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount

Amortizing intangible assets:
Client relationships acquired	$133,927	$(88,577)	$45,350
Intellectual property acquired	1,000	(335)	665
Trademark acquired	900	(396)	504

Non-amortizing intangible assets:
Mutual fund management contracts acquired	6,708	-	6,708
Total	$142,535	$(89,308)	$53,227

October 31, 2015
(in thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount

Amortizing intangible assets:
Client relationships acquired	$133,927	$(86,419)	$47,508
Intellectual property acquired	1,000	(319)	681
Trademark acquired	900	(364)	536

Non-amortizing intangible assets:
Mutual fund management contracts acquired	6,708	-	6,708
Total	$142,535	$(87,102)	$55,433

Amortization expense was $2.2 million and $2.3 million for the three months ended January 31, 2016 and 2015, respectively. Estimated remaining amortization expense for fiscal 2016 and the next five fiscal years, on a straight-line basis, is as follows:

Year Ending October 31,	Estimated Amortization
(in thousands)	Expense
Remaining 2016	$6,441
2017	8,534
2018	8,505
2019	4,529
2020	3,508
2021	2,019

11.	Stock-Based Compensation Plans

The Company recognized compensation cost related to its stock-based compensation plans as follows:

	Three Months Ended
	January 31,
(in thousands)	2016	2015
Omnibus Incentive Plans:
Stock options	$5,139	$4,544
Restricted shares	10,938	10,225
Phantom stock units	27	77
Employee Stock Purchase Plans	211	180
Employee Stock Purchase Incentive Plan	32	58
Atlanta Capital Plan	765	667
Parametric Plan	1,149	1,559
Total stock-based compensation expense	$18,261	$17,310

The total income tax benefit recognized for stock-based compensation arrangements was $6.0 million and $5.7 million for the three months ended January 31, 2016 and 2015, respectively.

Stock Options

Stock option transactions under the Company’s 2013 Omnibus Incentive Plan, as amended and restated (the “2013 Plan”) and predecessor plans for the three months ended January 31, 2016 are summarized as follows:

(share and intrinsic value figures in thousands)	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding, beginning of period	21,076	$32.23
Granted	3,080	36.72
Exercised	(213)	26.65
Forfeited/expired	(91)	34.84
Options outstanding, end of period	23,852	$32.85	5.3	$27,070
Options exercisable, end of period	15,016	$31.43	3.5	$22,970
Vested or expected to vest at January 31, 2016	23,777	$32.84	5.3	$27,067

The Company received $5.1 million and $11.3 million related to the exercise of options for the three months ended January 31, 2016 and 2015, respectively.

As of January 31, 2016, there was $61.6 million of compensation cost related to unvested stock options granted not yet recognized. That cost is expected to be recognized over a weighted-average period of 3.3 years.

Restricted Shares

A summary of the Company’s restricted share activity for the three months ended January 31, 2016 under the Company’s Omnibus Incentive Plans is as follows:

		Weighted-
		Average
		Grant
		Date Fair
(share figures in thousands)	Shares	Value
Unvested, beginning of period	3,988	$34.43
Granted	1,288	36.53
Vested	(1,053)	31.29
Forfeited	(55)	35.59
Unvested, end of period	4,168	$35.85

As of January 31, 2016, there was $117.5 million of compensation cost related to unvested awards not yet recognized. That cost is expected to be recognized over a weighted-average period of 3.3 years.

Phantom Stock Units

During the three months ended January 31, 2016, 7,625 phantom stock units were issued to non-employee Directors pursuant to the Company’s 2013 Plan. As of January 31, 2016, there was $0.3 million of compensation cost related to unvested awards not yet recognized. That cost is expected to be recognized over a weighted-average period of 1.5 years.

12.	Common Stock Repurchases

The Company’s current Non-Voting Common Stock share repurchase program was announced on January 13, 2016. The Board authorized management to repurchase and retire up to 8.0 million shares of its Non-Voting Common Stock on the open market and in private transactions in accordance with applicable securities laws. The timing and amount of share purchases are subject to management’s discretion. The Company’s share repurchase program is not subject to an expiration date.

In the first three months of fiscal 2016, the Company purchased and retired approximately 2,000 shares of its Non-Voting Common Stock under the current repurchase authorization and approximately 2.2 million shares under a previous repurchase authorization. Approximately 8.0 million additional shares may be repurchased under the current authorization as of January 31, 2016.

13.	Non-operating Income (Expense)

The components of non-operating income (expense) for the three months ended January 31, 2016 and 2015 were as follows:

	Three Months Ended
	January 31,
(in thousands)	2016	2015
Non-operating income (expense):
Interest and other income	$1,175	$2,479
Net gains (losses) on investments and derivatives	585	(632)
Net foreign currency gains	1,080	955
Gains and other investment income, net	2,840	2,802
Interest expense	(7,342)	(7,336)

Other income (expense) of consolidated CLO entities:
Interest income	3,743	1,393
Net losses on bank loans, other investments and note obligations	(464)	(92)
Gains and other investment income, net	3,279	1,301
Interest expense	(1,836)	(1,194)
Total non-operating expense	$(3,059)	$(4,427)

14.	Income Taxes

The provision for income taxes was $36.8 million and $16.8 million, or 37.8 percent and 36.4 percent of pre-tax income, for the three months ended January 31, 2016 and 2015, respectively. The provision for income taxes in the three months ended January 31, 2016 and 2015 is comprised of federal, state, and foreign taxes. The differences between the Company’s effective tax rate and the statutory federal rate of 35.0 percent are state income taxes, income and losses recognized by the consolidated CLO entities and other non-controlling interests, and equity-based compensation plans.

The Company records a valuation allowance when necessary to reduce deferred tax assets to an amount that is more likely than not to be realized. There was no valuation allowance recorded as of January 31, 2016 or October 31, 2015.

The Company considers the undistributed earnings of certain of its foreign subsidiaries to be indefinitely reinvested in foreign operations as of January 31, 2016. Accordingly, no U.S. income taxes have been provided thereon. As of January 31, 2016, the Company had approximately $37.8 million of undistributed earnings in certain Canadian, UK and Australian foreign subsidiaries that are not available to fund domestic operations or to distribute to shareholders unless repatriated. Repatriation would require the Company to accrue and pay U.S. corporate income taxes. The unrecognized deferred income tax liability on these un-repatriated funds, or temporary difference, is estimated to be $4.5 million. The Company does not intend to repatriate these funds, has not previously repatriated funds from these entities, and has the financial liquidity to permanently leave these funds offshore.

The Company is generally no longer subject to income tax examinations by U.S. federal, state, local or non-U.S. taxing authorities for fiscal years prior to fiscal 2011.

15.	Non-controlling and Other Beneficial Interests

The components of net income attributable to non-controlling and other beneficial interests for the three months ended January 31, 2016 and 2015 were as follows:

	Three Months Ended
	January 31,
(in thousands)	2016	2015
Consolidated sponsored funds	$509	$514
Majority-owned subsidiaries	(3,310)	(3,773)
Non-controlling interest value adjustments(1)	(133)	(200)
Consolidated CLO entities	(1,912)	(47)
Net income attributable to non-controlling and other beneficial interests	$(4,846)	$(3,506)

(1)	Relates to non-controlling interests redeemable at other than fair value.

16.	Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), net of tax, are as follows:

(in thousands)	Unamortized net gains (losses) on derivatives(1)	Net unrealized holding gains (losses) on available-for- sale investments(2)	Foreign currency translation adjustments	Total
Balance at October 31, 2015	$674	$3,733	$(52,993)	$(48,586)
Other comprehensive loss before reclassifications and tax	-	(1,080)	(14,065)	(15,145)
Tax impact	-	435	-	435
Reclassification adjustments, before tax	5	(21)	-	(16)
Tax impact	(2)	8	-	6
Net current period other comprehensive income (loss)	3	(658)	(14,065)	(14,720)
Balance at January 31, 2016	$677	$3,075	$(67,058)	$(63,306)

Balance at October 31, 2014	$661	$5,628	$(24,285)	$(17,996)
Other comprehensive loss before reclassifications and tax	-	(930)	(23,347)	(24,277)
Tax impact	-	326	(104)	222
Reclassification adjustments, before tax	5	(59)	-	(54)
Tax impact	(2)	21	-	19
Net current period other comprehensive income (loss)	3	(642)	(23,451)	(24,090)
Balance at January 31, 2015	$664	$4,986	$(47,736)	$(42,086)

(1)	Amounts reclassified from accumulated other comprehensive income (loss), net of tax, represent the amortization of net gains (losses) on interest rate swaps over the life of the Company's Senior Notes into interest expense on the Consolidated Statements of Income.
(2)	Amounts reclassified from accumulated other comprehensive income (loss), net of tax, represent gains (losses) on disposal of available-for-sale securities and were recorded in gains (losses) and other investment income, net, on the Consolidated Statements of Income.

17.	Earnings per Share

The following table sets forth the calculation of earnings per basic and diluted share for the three months ended January 31, 2016 and 2015 using the two-class method:

	Three Months Ended
	January 31,
(in thousands, except per share data)	2016	2015
Net income attributable to Eaton Vance Corp. shareholders	$58,386	$29,003
Less: Allocation of earnings to participating restricted shares	628	540
Net income available to common shareholders	$57,758	$28,463
Weighted-average shares outstanding – basic	111,641	114,592
Incremental common shares	2,962	5,098
Weighted-average shares outstanding – diluted	114,603	119,690
Earnings per share:
Basic	$0.52	$0.25
Diluted	$0.50	$0.24

Antidilutive common shares related to stock options and unvested restricted stock excluded from the computation of earnings per diluted share were approximately 12.0 million and 7.4 million for the three months ended January 31, 2016 and 2015, respectively.

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

The Company has entered into transactions in financial instruments in which it has sold securities, not yet purchased, as part of its corporate hedging program. As of January 31, 2016, the Company has $2.6 million included within other liabilities on its Consolidated Balance Sheet related to securities sold, not yet purchased.

19.	Related Party Transactions

Sponsored Funds

The Company is an investment adviser to, and has administrative agreements with, certain sponsored funds, privately offered equity funds and closed-end funds for which certain employees are officers and/or directors. Revenues for services provided or related to these funds for the three months ended January 31, 2016 and 2015 are as follows:

	Three Months Ended
	January 31,
(in thousands)	2016	2015
Investment advisory and administrative fees	$201,547	$222,021
Distribution fees	17,301	18,907
Service fees	27,259	29,847
Shareholder services fees	588	832
Other revenue	537	430
Total	$247,232	$272,037

For the three months ended January 31, 2016 and 2015, the Company had investment advisory agreements with certain sponsored funds pursuant to which the Company contractually waived $3.8 million and $3.4 million, respectively, of investment advisory fees it was otherwise entitled to receive.

Sales proceeds and net realized gains for the three months ended January 31, 2016 and 2015 from investments in sponsored funds classified as available-for-sale, including sponsored funds accounted for under the equity method, are as follows:

	Three Months Ended
	January 31,
(in thousands)	2016	2015
Proceeds from sales	$8,084	$11,196
Net realized gains	135	44

The Company bears the non-advisory expenses of certain sponsored funds for which it earns an all-in management fee and provides subsidies to startup and other smaller sponsored funds to enhance their competitiveness. For the three months ended January 31, 2016 and 2015, expenses of $6.4 million and $5.0 million, respectively, were incurred by the Company pursuant to these arrangements.

Included in investment advisory and other receivables at January 31, 2016 and October 31, 2015 are receivables due from sponsored funds of $84.4 million and $89.2 million, respectively.

Loan to Affiliate

On December 23, 2015, EVMC, a wholly owned subsidiary of the Company, loaned $5.0 million to Hexavest under a term loan agreement to seed a new investment strategy. The loan renews automatically for an additional one-year period on each anniversary date unless written termination notice is provided by EVMC. The loan earns interest equal to the one-year Canadian Dollar Offered Rate plus 200 basis points, which is payable quarterly in arrears. Hexavest may prepay the loan in whole or in part at any time without penalty. During the three months ended January 31, 2016, $16,000 of interest income was recorded in gains and other investment income, net, on the Company’s Consolidated Statement of Income related to the loan. As of January 31, 2016, the Company has included $16,000 of interest receivable on the loan within other assets on its Consolidated Balance Sheet.

Employee Loan Program

The Company has established an Employee Loan Program under which a program maximum of $20.0 million is available for loans to officers (other than executive officers) and other key employees of the Company for purposes of financing the exercise of employee stock options. Loans outstanding under this program, which are full recourse in nature, are reflected as notes receivable from stock option exercises in shareholders’ equity and amounted to $10.7 million and $11.1 million at January 31, 2016 and October 31, 2015, respectively.

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

The discussion and analysis below should be read in conjunction with the consolidated financial statements appearing elsewhere in this report. Management has presumed that the readers of this interim financial information have read or have access to Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in our Annual Report on Form 10-K for the year ended October 31, 2015.

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

Through our subsidiaries Eaton Vance Management and Atlanta Capital Management, LLC (“Atlanta Capital”) and other affiliates, we manage active equity, income and alternative strategies across a range of investment styles and asset classes, including U.S. and global equities, floating-rate bank loans, municipal bonds, global income, high-yield and investment grade bonds. Through our subsidiary Parametric Portfolio Associates LLC (“Parametric”), we manage a range of engineered alpha strategies, including systematic equity, systematic alternatives and managed options strategies. Through Parametric, we also provide portfolio implementation and overlay services, including tax-managed and non-tax managed custom core strategies, centralized portfolio management of multi-manager portfolios and customized exposure management services. We also oversee the management of, and distribute, investment funds sub-advised by unaffiliated third-party managers, including global, regional and sector equity, and asset allocation strategies. Our breadth of investment management capabilities supports a wide range of products and services offered to fund shareholders, retail managed account investors, institutional investors and high-net-worth clients. Our equity strategies encompass a diversity of investment objectives, risk profiles, income levels and geographic representation. Our income investment strategies cover a broad duration and credit quality range and encompass both taxable and tax-free investments. We also offer a range of alternative investment strategies, including commodity- and currency-based investments and a spectrum of absolute return strategies. As of January 31, 2016, we had $302.6 billion in consolidated assets under management.

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

Business Developments

Prevailing equity and income market conditions and investor sentiment affect the sales and redemptions of our investment products, managed asset levels, operating results and the recoverability of our investments. During the first quarter of fiscal 2016, the S&P 500 Index, a broad measure of U.S. equity market performance, declined almost 7 percent, and the MSCI Emerging Market Index, a broad measure of emerging market equity performance, declined 12.4 percent. Over the same period, the Barclays U.S. Aggregate Bond Index, a broad measure of U.S. bond market performance, had total returns of 0.8 percent.

Our ending consolidated assets under management decreased by $8.8 billion, or 3 percent, from the end of the prior quarter to $302.6 billion on January 31, 2016, reflecting market price declines of $14.1 billion partially offset by net inflows. Consolidated net inflows of $5.3 billion in the first quarter of fiscal 2016 represent a 7 percent annualized internal growth rate. For comparison, the Company had consolidated net inflows of $1.4 billion in the first quarter of fiscal 2015. Average consolidated assets under management increased from the prior quarter by 1 percent, or $1.9 billion, to $308.3 billion in the first quarter of fiscal 2016.

The primary drivers of our overall and investment advisory and administrative average effective fee rates are the mix of our assets by product, distribution channel and investment mandate, and the timing and amount of performance fees recognized. Shifts in managed assets among products, distribution channels and investment mandates with differing fee schedules can alter the average effective fee rate earned on our assets under management. Our overall average effective fee rate decreased to 42.7 basis points in the first quarter of fiscal

2016 from 47.4 basis points in the first quarter of fiscal 2015. Excluding performance-based fees, our average effective investment advisory and administrative fee rate similarly decreased to 36.7 basis points in the first quarter of fiscal 2016 from 40.6 basis points in the first quarter of last year. The decline in average effective investment advisory and administrative fee rates primarily reflects shifts in the Company’s mix of business due to growth in lower-fee strategies, such as portfolio implementation, exposure management and laddered bonds, in a quarter when higher-fee strategies, such as floating-rate income and emerging market equities, were in net outflows.

During the first quarter of fiscal 2016, the Company made continued progress advancing NextShares™ exchange-traded managed funds toward market introduction. In December 2015, the U.S. Securities and Exchange Commission declared effective the registration statements of 18 initial Eaton Vance NextShares funds, representing a broad complement of actively managed equity, fixed income, floating-rate income, absolute return and multi-asset strategies now offered as mutual funds. The first NextShares fund launched February 26, 2016 and the Company plans to continue the staged rollout of NextShares with additional product launches in March 2016.

Consolidated Assets under Management

Consolidated assets under management of $302.6 billion on January 31, 2016 increased $6.9 billion, or 2 percent from the $295.7 billion reported a year earlier. Fund net outflows of $3.6 billion over the last twelve months reflect gross inflows of $31.7 billion offset by outflows of $35.3 billion. Institutional separate account net inflows were $17.0 billion, high-net-worth separate account net inflows were $2.2 billion and retail managed account net inflows were $5.1 billion over the past twelve months. Net price declines in managed assets decreased assets under management by $13.7 billion over the last twelve months.

The following tables summarize our consolidated assets under management by investment mandate, investment vehicle and investment affiliate as of January 31, 2016 and 2015. Within the investment mandate view, the “Portfolio Implementation” category consists of Parametric’s tax-managed and non-tax managed custom core strategies and centralized portfolio management services. The “Exposure Management” category consists of Parametric’s futures- and options-based customized exposure management services.

Consolidated Assets under Management by Investment Mandate(1)(2)

	January 31,
(in millions)	2016	% of Total	2015	% of Total	% Change
Equity(3)	$83,351	28%	$92,966	32%	-10%
Fixed income(4)	52,756	17%	47,417	16%	11%
Floating-rate income	32,676	11%	38,648	13%	-15%
Alternative	9,730	3%	10,805	4%	-10%
Portfolio implementation	58,920	19%	48,538	16%	21%
Exposure management	65,146	22%	57,294	19%	14%
Total	$302,579	100%	$295,668	100%	2%

(1)	Consolidated Eaton Vance Corp. See table on page 43 for managed assets and flows of 49 percent-owned Hexavest Inc., which are not included in the table above.
(2)	Assets under management for which we estimate fair value using significant unobservable inputs are not material to the total value of the assets we manage.
(3)	Includes balanced and multi-asset mandates.
(4)	Includes cash management mandates.

Equity assets under management included $29.5 billion and $31.0 billion of assets managed for after-tax returns on January 31, 2016 and 2015, respectively. Portfolio implementation assets under management included $39.2 billion and $35.0 billion of assets managed for after-tax returns on January 31, 2016 and 2015, respectively. Fixed income assets included $31.8 billion and $28.7 billion of tax-exempt municipal bond assets on January 31, 2016 and 2015, respectively.

Consolidated Assets under Management by Investment Vehicle(1)

	January 31,
(in millions)	2016	% of Total	2015	% of Total	% Change
Open-end funds	$69,110	23%	$78,828	27%	-12%
Private funds(2)	25,475	8%	25,765	9%	-1%
Closed-end funds(3)	23,203	8%	24,959	8%	-7%
Institutional account assets	120,197	40%	107,547	36%	12%
High-net-worth account assets	23,999	8%	22,594	8%	6%
Retail managed account assets	40,595	13%	35,975	12%	13%
Total	$302,579	100%	$295,668	100%	2%

(1)	Consolidated Eaton Vance Corp. See table on page 43 for directly managed assets and flows of 49 percent-owned Hexavest Inc., which are not included in the table above.
(2)	Includes privately offered equity, fixed income and floating-rate income loan funds and CLO entities.
(3)	Includes unit investment trusts.

Consolidated Assets under Management by Investment Affiliate (1)
	Three Months Ended
	January 31,
(in millions)	2016	2015	% Change
Eaton Vance Management (2)	$135,352	$139,714	-3%
Parametric	150,488	138,015	9%
Atlanta Capital	16,739	17,939	-7%
Total	$302,579	$295,668	2%

(1)	Consolidated Eaton Vance Corp. See table on page 43 for managed assets and flows of 49 percent-owned Hexavest Inc., which are not included in the table above.
(2)	Includes managed assets of wholly owned subsidiaries, as well as certain Eaton Vance-sponsored funds and accounts managed by Hexavest and unaffiliated third-party advisers under Eaton Vance supervision.

The following tables summarize our consolidated assets under management and asset flows by investment mandate and investment vehicle for the three months ended January 31, 2016 and 2015:

Consolidated Net Flows by Investment Mandate(1)

	Three Months Ended
	January 31,		%
(in millions)	2016	2015	Change
Equity assets - beginning of period(2)	$90,013	$96,379	-7%
Sales and other inflows	3,831	4,514	-15%
Redemptions/outflows	(4,393)	(5,072)	-13%
Net flows	(562)	(558)	1%
Exchanges	13	35	-63%
Market value change	(6,113)	(2,890)	112%
Equity assets - end of period	$83,351	$92,966	-10%
Fixed income assets - beginning of period(3)	52,373	46,062	14%
Sales and other inflows	4,933	3,512	40%
Redemptions/outflows	(4,177)	(2,435)	72%
Net flows	756	1,077	-30%
Exchanges	30	74	-59%
Market value change	(403)	204	NM (4)
Fixed income assets - end of period	$52,756	$47,417	11%
Floating-rate income assets - beginning of period	35,619	42,009	-15%
Sales and other inflows	1,904	2,302	-17%
Redemptions/outflows	(3,428)	(4,955)	-31%
Net flows	(1,524)	(2,653)	-43%
Exchanges	(36)	(105)	-66%
Market value change	(1,383)	(603)	129%
Floating-rate income assets - end of period	$32,676	$38,648	-15%
Alternative assets - beginning of period	10,173	11,241	-10%
Sales and other inflows	1,220	847	44%
Redemptions/outflows	(1,209)	(1,138)	6%
Net flows	11	(291)	NM
Exchanges	3	(14)	NM
Market value change	(457)	(131)	249%
Alternative assets - end of period	$9,730	$10,805	-10%
Portfolio implementation assets - beginning of period	59,487	48,008	24%
Sales and other inflows	5,768	2,663	117%
Redemptions/outflows	(1,928)	(1,565)	23%
Net flows	3,840	1,098	250%
Exchanges	(11)	-	NM
Market value change	(4,396)	(568)	674%
Portfolio implementation assets - end of period	$58,920	$48,538	21%
Exposure management assets - beginning of period	63,689	54,036	18%
Sales and other inflows	12,929	17,033	-24%
Redemptions/outflows	(10,122)	(14,286)	-29%
Net flows	2,807	2,747	2%
Market value change	(1,350)	511	NM
Exposure management assets - end of period	$65,146	$57,294	14%
Total fund and separate account assets - beginning of period	311,354	297,735	5%
Sales and other inflows	30,585	30,871	-1%
Redemptions/outflows	(25,257)	(29,451)	-14%
Net flows	5,328	1,420	275%
Exchanges	(1)	(10)	-90%
Market value change	(14,102)	(3,477)	306%
Total assets under management - end of period	$302,579	$295,668	2%

(1)	Consolidated Eaton Vance Corp. See table on page 43 for managed assets and flows of 49 percent-owned Hexavest Inc., which are not included in the table above.
(2)	Includes balanced and multi-asset mandates.
(3)	Includes cash management mandates.
(4)	Not meaningful.

Consolidated Net Flows by Investment Vehicle(1)

	Three Months Ended
	January 31,		%
(in millions)	2016	2015	Change
Fund assets - beginning of period(2)	$125,934	$134,564	-6%
Sales and other inflows	8,258	8,614	-4%
Redemptions/outflows	(9,712)	(10,739)	-10%
Net flows	(1,454)	(2,125)	-32%
Exchanges	(55)	181	NM
Market value change	(6,637)	(3,068)	116%
Fund assets - end of period	$117,788	$129,552	-9%
Institutional separate account assets - beginning of period	119,987	106,443	13%
Sales and other inflows	16,731	18,055	-7%
Redemptions/outflows	(12,112)	(16,398)	-26%
Net flows	4,619	1,657	179%
Exchanges	(15)	(173)	-91%
Market value change	(4,394)	(380)	NM
Institutional separate account assets - end of period	$120,197	$107,547	12%
High-net-worth separate account assets - beginning of period	24,516	22,235	10%
Sales and other inflows	2,264	1,460	55%
Redemptions/outflows	(1,140)	(621)	84%
Net flows	1,124	839	34%
Exchanges	70	(94)	NM
Market value change	(1,711)	(386)	343%
High-net-worth separate account assets - end of period	$23,999	$22,594	6%
Retail managed account assets - beginning of period	40,917	34,493	19%
Sales and other inflows	3,332	2,742	22%
Redemptions/outflows	(2,293)	(1,693)	35%
Net flows	1,039	1,049	-1%
Exchanges	(1)	76	NM
Market value change	(1,360)	357	NM
Retail managed account assets - end of period	$40,595	$35,975	13%
Total fund and separate account assets - beginning of period	311,354	297,735	5%
Sales and other inflows	30,585	30,871	-1%
Redemptions/outflows	(25,257)	(29,451)	-14%
Net flows	5,328	1,420	275%
Exchanges	(1)	(10)	-90%
Market value change	(14,102)	(3,477)	306%
Total assets under management - end of period	$302,579	$295,668	2%

(1)	Consolidated Eaton Vance Corp. See table on page 43 for managed assets and flows of 49 percent-owned Hexavest Inc., which are not included in the table above.
(2)	Includes assets in cash management funds.

As of January 31, 2016, the Company’s 49 percent-owned affiliate Hexavest Inc. (“Hexavest”) managed $13.1 billion of client assets, down 13 percent from $15.0 billion of managed assets on January 31, 2015. Other than Eaton Vance-sponsored funds for which Hexavest is adviser or sub-adviser, the managed assets of Hexavest are not included in Eaton Vance consolidated totals.

The following table summarizes assets under management and asset flow information for Hexavest for the three months ended January 31, 2016 and 2015:

Hexavest Assets under Management and Net Flows

	Three Months Ended
	January 31,		%
(in millions)	2016	2015	Change
Eaton Vance distributed:
Eaton Vance sponsored funds - beginning of period(1)	$229	$227	1%
Sales and other inflows	7	16	-56%
Redemptions/outflows	(21)	(6)	250%
Net flows	(14)	10	NM
Market value change	(10)	(3)	233%
Eaton Vance sponsored funds - end of period	$205	$234	-12%
Eaton Vance distributed separate accounts - beginning of period(2)	$2,440	$2,367	3%
Sales and other inflows	4	100	-96%
Redemptions/outflows	(9)	(432)	-98%
Net flows	(5)	(332)	-98%
Market value change	(91)	(36)	153%
Eaton Vance distributed separate accounts - end of period	$2,344	$1,999	17%
Total Eaton Vance distributed - beginning of period	$2,669	$2,594	3%
Sales and other inflows	11	116	-91%
Redemptions/outflows	(30)	(438)	-93%
Net flows	(19)	(322)	-94%
Market value change	(101)	(39)	159%
Total Eaton Vance distributed - end of period	$2,549	$2,233	14%
Hexavest directly distributed - beginning of period(3)	$11,279	$14,101	-20%
Sales and other inflows	129	245	-47%
Redemptions/outflows	(329)	(1,341)	-75%
Net flows	(200)	(1,096)	-82%
Market value change	(546)	(256)	113%
Hexavest directly distributed - end of period	$10,533	$12,749	-17%
Total Hexavest assets - beginning of period	$13,948	$16,695	-16%
Sales and other inflows	140	361	-61%
Redemptions/outflows	(359)	(1,779)	-80%
Net flows	(219)	(1,418)	-85%
Market value change	(647)	(295)	119%
Total Hexavest assets - end of period	$13,082	$14,982	-13%

(1)	Managed assets and flows of Eaton Vance-sponsored pooled investment vehicles for which Hexavest is adviser or sub-adviser. Eaton Vance receives management and/or distribution revenue on these assets, which are included in the Eaton Vance consolidated results.
(2)	Managed assets and flows of Eaton Vance-distributed separate accounts managed by Hexavest. Eaton Vance receives distribution revenue, but not investment advisory fees, on these assets, which are not included in the Eaton Vance consolidated results.
(3)	Managed assets and flows of pre-transaction Hexavest clients and post-transaction Hexavest clients in Canada. Eaton Vance receives no investment advisory or distribution revenue on these assets, which are not included in the Eaton Vance consolidated results.

Consolidated average assets under management presented in the following table are derived by averaging the beginning and ending assets of each month over the period. This table is intended to provide information useful in the analysis of our asset-based revenue and distribution expenses. Separate account investment advisory fees are generally calculated as a percentage of either beginning, average or ending quarterly assets. Fund investment advisory, administrative, distribution and service fees, as well as certain expenses, are generally calculated as a percentage of average daily assets.

Consolidated Average Assets under Management by Investment Mandate

	January 31,		%
(in millions)	2016	2015	Change
Equity(1)	$87,632	$95,094	-8%
Fixed income(2)	52,449	46,614	13%
Floating-rate income	34,159	40,411	-15%
Alternative	10,028	10,981	-9%
Portfolio implementation	59,728	48,607	23%
Exposure management	64,335	55,775	15%
Total	$308,331	$297,482	4%

(1)	Includes balanced and multi-asset mandates.
(2)	Includes cash management mandates.

Consolidated Average Assets under Management by Investment Vehicle(1)

	Three Months Ended
	January 31,		%
(in millions)	2016	2015	Change
Open-end funds	$72,327	$81,205	-11%
Private funds(2)	26,267	26,033	1%
Closed-end funds(3)	23,999	25,229	-5%
Institutional account assets	120,387	107,152	12%
High-net-worth account assets	24,314	22,563	8%
Retail managed account assets	41,037	35,300	16%
Total	$308,331	$297,482	4%

(1)	Assets under management attributable to acquisitions that closed during the relevant periods are included on a weighted average basis for the period from their respective closing dates.
(2)	Includes privately offered equity, fixed income and floating-rate bank loan funds and CLO entities.
(3)	Includes unit investment trusts.

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

The following table provides a reconciliation of net income attributable to Eaton Vance Corp. shareholders and earnings per diluted share to adjusted net income attributable to Eaton Vance Corp. shareholders and adjusted earnings per diluted share, respectively, for the three months ended January 31, 2016 and 2015:

	Three Months Ended
	January 31,		%
(in thousands, except per share data)	2016	2015	Change
Net income attributable to Eaton Vance Corp. shareholders	$58,386	$29,003	101%
Non-controlling interest value adjustments(1)	133	200	-34%
Payments to end certain closed-end fund service and additional compensation arrangements, net of tax(2)	-	44,895	NM
Adjusted net income attributable to Eaton Vance Corp. shareholders	$58,519	$74,098	-21%

Earnings per diluted share	$0.50	$0.24	108%
Non-controlling interest value adjustments	0.01	-	NM
Payments to end certain closed-end fund service and additional compensation arrangements, net of tax	-	0.37	NM
Adjusted earnings per diluted share	$0.51	$0.61	-16%

(1)	Please see page 52, "Net Income Attributable to Non-controlling and Other Beneficial Interests," for a further discussion of the non-controlling interest value adjustments referenced above.
(2)	Reflects a $73.0 million payment, net of tax, to end certain fund services and additional compensation arrangements for certain Eaton Vance closed-end funds. See page 49 for a further discussion.

We reported net income attributable to Eaton Vance Corp. shareholders of $58.4 million, or $0.50 per diluted share, in the first quarter of fiscal 2016 compared to net income attributable to Eaton Vance Corp. shareholders of $29.0 million, or $0.24 per diluted share, in the first quarter of fiscal 2015. We reported adjusted net income attributable to Eaton Vance Corp. shareholders of $58.5 million, or $0.51 per diluted share, in the first quarter of fiscal 2016 compared to adjusted net income attributable to Eaton Vance Corp. shareholders of $74.1 million, or $0.61 per diluted share, in the first quarter of fiscal 2015. The change in net income attributable to Eaton Vance Corp. shareholders can be primarily attributed to the following:

•	A decrease in revenue of $23.4 million, or 7 percent, primarily reflecting lower average managed assets in higher-fee floating-rate income, alternative and equity mandates, partially offset by growth in lower-fee exposure management, portfolio implementation and laddered bond mandates.
•	A decrease in expenses of $73.4 million, or 24 percent, primarily reflecting the payment of $73.0 million to terminate certain closed-end fund service and additional compensation arrangements in the first quarter of fiscal 2015. Excluding this one-time payment, expenses were substantially unchanged, reflecting increases in compensation, fund and other expenses as well as the amortization of deferred sales commissions, offset by decreases in distribution and service fee expenses.
•	A $1.3 million increase in other income (expense) of the Company’s consolidated CLO entities.
•	An increase in income taxes of $20.1 million, or 120 percent, reflecting the increase in the Company’s income before taxes. Consolidated CLO entity income that is allocated to other beneficial interest holders is not subject to tax in the Company’s provision.
•	A decrease in equity in net income of affiliates, net of tax, of $0.6 million, primarily reflecting a decrease in the Company’s net interest in the earnings of Hexavest.
•	A decrease in net income attributable to non-controlling and other beneficial interests of $1.3 million, primarily reflecting an increase in the net income of consolidated CLOs attributable to other beneficial interest holders.

Weighted average diluted shares outstanding decreased by 5.1 million shares, or 4 percent, in the first quarter of fiscal 2016 from the first quarter of fiscal 2015. The decrease in the total number of shares outstanding primarily reflects shares repurchased over the last twelve months and a decrease in the dilutive effect of in-the-money options, partially offset by the exercise of employee stock options and the vesting of restricted stock.

Revenue

Our revenue declined by $23.4 million, or 7 percent, reflecting lower investment advisory and administrative fees, distribution and underwriter fees and other revenue. Fee revenue declined despite a 4 percent increase in average consolidated assets under management, as the revenue impact of growth in lower-fee exposure management, portfolio implementation and laddered bond mandates was more than offset by lower average managed assets in higher-fee floating-rate income, alternative and equity mandates.

The following table shows our investment advisory and administrative fees, distribution and underwriter fees, service fees and other revenue for the three months ended January 31, 2016 and 2015:

	Three Months Ended
	January 31,		%
(in thousands)	2016	2015	Change

Investment advisory and administrative fees	$283,042	$301,813	-6%
Distribution and underwriter fees	19,058	21,036	-9%
Service fees	27,259	29,847	-9%
Other revenue	2,197	2,234	-2%
Total revenue	$331,556	$354,930	-7%

Investment advisory and administrative fees

The decrease in investment advisory and administrative fees in the first quarter of fiscal 2016 from the same period a year earlier can be primarily attributed to a shift in asset mix driven by the loss of assets in higher-fee investment mandates and growth in assets in lower-fee investment mandates. Our effective investment advisory and administrative fee rate, excluding performance-based fees, declined to 36.7 basis points in the first quarter of fiscal 2016 from 40.6 basis points in the first quarter of fiscal 2015.

Average annualized effective investment advisory and administrative fee rates, excluding performance-based fees, for the three months ended January 31, 2016 and 2015 by investment mandate were as follows:

	Three Months Ended
	January 31,		%
(in basis points on average managed assets)	2016	2015	Change
Equity	62.7	64.4	-3%
Fixed income	41.0	44.1	-7%
Floating-rate income	52.3	53.9	-3%
Alternatives	63.5	64.1	-1%
Portfolio implementation	15.4	14.6	5%
Exposure management	5.1	5.3	-4%
Average effective investment advisory and administrative fee rate	36.7	40.6	-10%

Performance-based fees were negligible in the first quarter of fiscal 2016 and contributed $0.1 million in the first quarter of fiscal 2015.

Distribution and underwriter fees

The following table shows the total distribution payments with respect to our Class A, Class B, Class C, Class N, Class R and private equity funds for the three months ended January 31, 2016 and 2015:

	Three Months Ended
	January 31,		%
(in thousands)	2016	2015	Change

Class A	$174	$279	-38%
Class B	397	645	-38%
Class C	15,328	16,562	-7%
Class N	24	50	-52%
Class R	321	285	13%
Private funds	1,056	1,087	-3%
Total distribution plan payments	$17,300	$18,908	-9%

Underwriter fees and other distribution income were $1.8 million in the first quarter of fiscal 2016, a decrease of 17 percent, or $0.4 million, over the same period a year earlier, primarily reflecting a decrease of $0.4 million in contingent deferred sales charges received on certain Class A share redemptions.

Service fees

Service fee revenue decreased 9 percent in the first quarter of fiscal 2016 from the same period a year earlier, primarily reflecting a decrease in average assets under management in certain classes of funds subject to service fees.

Other revenue

Other revenue, which consists primarily of sub-transfer agent fees, miscellaneous dealer income, custody fees, Hexavest-related distribution and service revenue, and sub-lease income, was substantially unchanged in the first quarter of fiscal 2016 from the same period a year ago.

Expenses

Operating expenses decreased by 24 percent, or $73.4 million, in the first quarter of fiscal 2016 from the same period a year earlier, reflecting decreases in distribution and service fee expenses offset by increases in compensation and fund-related expenses, amortization of deferred sales commissions and other corporate expenses as more fully described below. Included in distribution expense in the first quarter of fiscal 2015 is a one-time payment of $73.0 million to terminate certain closed-end fund service and additional compensation arrangements with a distribution partner. Expenses in connection with the Company’s NextShares initiative totaled approximately $1.8 million in the first quarter of fiscal 2016, an increase of 34 percent from $1.3 million in the first quarter of fiscal 2015.

The following table shows our operating expenses for the three months ended January 31, 2016 and 2015:

	Three Months Ended
	January 31,		%
(in thousands)	2016	2015	Change
Compensation and related costs:
Cash compensation	$104,249	$102,882	1%
Stock-based compensation	18,261	17,310	5%
Total compensation and related costs	122,510	120,192	2%
Distribution expense	28,483	106,267	-73%
Service fee expense	24,595	27,780	-11%
Amortization of deferred sales commissions	4,044	3,728	8%
Fund-related expenses	9,163	8,706	5%
Other expenses	42,136	37,697	12%
Total expenses	$230,931	$304,370	-24%

Compensation and related costs

The following table shows our compensation and related costs for the three months ended January 31, 2016 and 2015:

	Three Months Ended
	January 31,		%
(in thousands)	2016	2015	Change
Base salaries and employee benefits	$56,657	$55,027	3%
Stock-based compensation	18,261	17,310	5%
Operating income-based incentives	31,370	32,836	-4%
Sales incentives	13,970	14,411	-3%
Long-term performance-based incentives	228	-	NM
Other compensation expense	2,024	608	233%
Total	$122,510	$120,192	2%

The increase in base salaries and employee benefits in the first quarter of fiscal 2016 primarily reflects an increase in base compensation associated with higher headcount and annual merit increases, and corresponding increases in employee benefits and payroll taxes. The increase in stock-based compensation in the first quarter of fiscal 2016 reflects higher annual stock-based compensation awards. The decline in operating-income based incentives reflects a decrease in pre-bonus adjusted operating income offset by a modest increase in bonus accrual rates. The decrease in sales incentives primarily reflects lower gross sales of products on which sales-based incentives are paid. The increase in other compensation is related to employee recruiting, retirements and terminations.

Distribution expense

The following table shows our distribution expense for the three months ended January 31, 2016 and 2015:

	Three Months Ended
	January 31,		%
(in thousands)	2016	2015	Change
Class A share commissions	$545	$580	-6%
Class C share distribution fees	12,728	13,669	-7%
Payments to end certain fund service and additional compensation arrangements	-	73,000	NM
Closed-end fund dealer compensation payments	988	3,494	-72%
Intermediary marketing support payments	9,698	10,948	-11%
Discretionary marketing expenses	4,524	4,576	-1%
Total	$28,483	$106,267	-73%

The decrease in Class A share commissions reflects a decline in certain Class A sales on which we pay commissions. The decrease in Class C share distribution fees reflects lower Class C share assets held more than one year. As noted above, distribution expense for the first quarter of fiscal 2015 includes a one-time payment of $73.0 million to terminate certain closed-end fund service and additional compensation arrangements with a distribution partner, pursuant to which we were obligated to make recurring payments over time based on the assets of the respective closed-end funds. The decrease in closed-end fund dealer compensation payments in the first quarter of fiscal 2016 compared to the same quarter a year ago reflects the impact of the termination of the service and additional compensation arrangements described above. The decrease in marketing expenses associated with intermediary marketing support payments to our distribution partners reflects lower average assets subject to those arrangements.

Service fee expense

Service fee expense decreased by 11 percent, or $3.2 million, in the first quarter of fiscal 2016 from the same quarter a year earlier, reflecting a decrease in average fund assets retained more than one year in funds and share classes that are subject to service fees.

Amortization of deferred sales commissions

Amortization expense increased 8 percent in the first quarter of fiscal 2016 from the same period a year earlier, reflecting increases in deferred sales commissions related to privately offered equity funds partially offset by decreases in average Class B and Class C share deferred sales commissions. In the first quarter of fiscal 2016, 6 percent of total amortization related to Class B shares, 65 percent to Class C shares and 29 percent to privately offered equity funds. In the first quarter of fiscal 2015, 9 percent of total amortization related to Class B shares, 74 percent to Class C shares and 17 percent to privately offered equity funds.

Fund-related expenses

Fund-related expenses increased 5 percent, or $0.5 million, in the first quarter of fiscal 2016 over the same period a year earlier, primarily reflecting an increase in fund subsidies and other fund related expenses offset by a decrease in sub-advisory fee expenses.

Other expenses

The following table shows our other expenses for the three months ended January 31, 2016 and 2015:

	Three Months Ended
	January 31,		%
(in thousands)	2016	2015	Change
Information technology	$17,755	$16,159	10%
Facilities-related	10,583	10,507	1%
Travel	3,733	3,694	1%
Professional services	3,035	2,167	40%
Communications	1,381	1,252	10%
Other corporate expense	5,649	3,918	44%
Total	$42,136	$37,697	12%

The increase in information technology expense in the first quarter of fiscal 2016 from the same quarter a year ago can be attributed to increases in maintenance, market data and other information technology consulting expenses. The increase in professional services expense can be attributed to increases in corporate consulting engagements. The increase in other corporate expenses reflects increases in other corporate taxes and professional development in the first quarter of fiscal 2016 from the first quarter of last year.

Non-operating Income (Expense)

The main categories of non-operating income (expense) for the three months ended January 31, 2016 and 2015 are as follows:

	Three Months Ended
	January 31,		%
(in thousands)	2016	2015	Change
Gains and other investment income, net	$2,840	$2,802	1%
Interest expense	(7,342)	(7,336)	0%
Other income (expense) of consolidated CLO entities:
Gains and other investment income, net	3,279	1,301	152%
Interest and other expense	(1,836)	(1,194)	54%
Total non-operating (expense) income	$(3,059)	$(4,427)	-31%

Gains and other investment income, net, was substantially unchanged in the first quarter of fiscal 2016 compared to the same period a year ago, reflecting decreases in net interest income earned of $1.3 million offset by increases in net investment and foreign currency gains of $1.2 million and $0.1 million, respectively. In the first quarter of fiscal 2016 we recognized $0.6 million of gains related to our seed capital investments and associated hedges, compared to $0.6 million of losses related to our seed capital investments and associated hedges in the first quarter of fiscal 2015.

Interest expense was unchanged, reflecting consistent levels of interest accrued on our fixed senior notes.

Net income of our consolidated CLO entities totaled $1.4 million in the first quarter of fiscal 2016. Approximately $1.9 million of consolidated CLO entity net gains were included in net income attributable to non-controlling and other beneficial interests, reflecting third-party note holders’ proportionate interests in the net income of each entity. Net income attributable to Eaton Vance Corp. shareholders included ($0.5) million of net loss associated with the consolidated CLO entity for the first quarter of fiscal 2016, representing management fees earned by the Company offset by the Company’s proportionate interest in net losses of the consolidated CLO entity.

Income Taxes

Our effective tax rate, calculated as income taxes as a percentage of income before income taxes and equity in net income of affiliates, was 37.8 percent in the first quarter of fiscal 2016 compared to 36.4 percent in the first quarter of fiscal 2015. Excluding the effect of the consolidated CLO entities’ net income (loss) allocated to other beneficial interest holders, our effective tax rate would have been 38.4 percent and 36.4 percent in the first quarter of fiscal 2016 and 2015, respectively.

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

Equity in Net Income of Affiliates, Net of Tax

Equity in net income of affiliates, net of tax, for the first quarter of fiscal 2016 primarily reflects our 49 percent equity interest in Hexavest and our seven percent minority equity interest in a private equity partnership managed by a third party. Equity in net income of affiliates, net of tax, was $2.5 million and $3.1 million in the first quarter of 2016 and 2015, respectively.

The following table summarizes the components of equity in net income of affiliates, net of tax, for the three months ended January 31, 2016 and 2015:

	Three Months Ended
	January 31,		%
(in thousands)	2016	2015	Change
Investments in sponsored funds, net of tax	$-	$143	NM
Investment in private equity partnership, net of tax	16	58	-72%
Investment in Hexavest, net of tax and amortization	2,493	2,945	-15%
Total	$2,509	$3,146	-20%

Net Income Attributable to Non-controlling and Other Beneficial Interests

The following table summarizes the components of net income attributable to non-controlling and other beneficial interests for the three months ended January 31, 2016 and 2015:

	Three Months Ended
	January 31,		%
(in thousands)	2016	2015	Change
Consolidated sponsored funds	$509	$514	-1%
Majority-owned subsidiaries	(3,310)	(3,773)	-12%
Non-controlling interest value adjustments(1)	(133)	(200)	-34%
Consolidated CLO entities	(1,912)	(47)	NM
Net income attributable to non-controlling and other beneficial interests	$(4,846)	$(3,506)	38%

(1)	Relates to non-controlling interests redeemable at other than fair value.

Net income attributable to non-controlling and other beneficial interests is not adjusted for taxes due to the underlying tax status of our consolidated subsidiaries, which are treated as partnerships or other pass-through entities for tax purposes.

Changes in Financial Condition, Liquidity and Capital Resources

The assets and liabilities of our consolidated CLO entity do not affect our liquidity or capital resources. The collateral assets of our consolidated CLO entity are held solely to satisfy the obligations of the entity, and we have no right to these assets beyond our direct investment in and management fees generated from the entity, both of which are eliminated in consolidation. The note holders of this CLO entity have no recourse to the general credit of the Company. As a result, the assets and liabilities of our consolidated CLO entity are excluded from the discussion of liquidity and capital resources below.

The following table summarizes certain key financial data relating to our liquidity and capital resources on January 31, 2016 and October 31, 2015 and the uses of cash for the three months ended January 31, 2016 and 2015.

Balance Sheet and Cash Flow Data
	January 31,	October 31,
(in thousands)	2016	2015
Balance sheet data:
Assets:
Cash and cash equivalents	$358,133	$465,558
Investment advisory fees and other receivables	172,329	187,753
Total liquid assets	$530,462	$653,311

Investments	$495,221	$507,020

Liabilities:
Debt	$573,850	$573,811

	Three Months Ended
	January 31,
(in thousands)	2016	2015
Cash flow data:
Operating cash flows	$87,228	$(66,534)
Investing cash flows	(82,477)	33,880
Financing cash flows	(109,336)	(103,087)

Liquidity and Capital Resources

Liquid assets consist of cash and cash equivalents and investment advisory fees and other receivables. Cash and cash equivalents consist of cash and short-term, highly liquid investments that are readily convertible to cash. Investment advisory fees and other receivables primarily represent receivables due from sponsored funds and separately managed accounts for investment advisory and distribution services provided. Liquid assets represented 36 percent and 40 percent of total assets on January 31, 2016 and October 31, 2015, respectively, excluding those assets identified as assets of our consolidated CLO entity. Not included in the liquid asset amounts are $61.2 million and $77.4 million of highly liquid short-term debt securities with remaining maturities between three and 12 months held as of January 31, 2016 and October 31, 2015, respectively which are included within investments on our Consolidated Balance Sheets. Our seed investments in consolidated funds and separate accounts are not treated as liquid assets because they may be longer term in nature.

The $122.8 million decrease in liquid assets in the first three months of fiscal 2016 primarily reflects the payment of $30.4 million of dividends to shareholders, the repurchase of $73.3 million of Non-Voting Common Stock, the payment of $15.6 million to acquire additional interests in Atlanta Capital and Parametric, the issuance of a $5.0 million note receivable to our affiliate Hexavest, the addition of $2.9 million in equipment and leasehold improvements, $82.9 million net purchases of bank loans of our consolidated CLO, offset by net cash provided by operating activities of $87.2 million, proceeds from the issuance of Non-Voting Common Stock of $7.0 million and the net proceeds of $8.4 million from the sale of investments classified as available-for-sale.

On January 31, 2016, our debt consisted of $250 million in aggregate principal amount of 2017 Senior Notes and $325 million in aggregate principal amount of 2023 Senior Notes. We also maintain a $300 million unsecured revolving credit facility with several banks that expires on October 21, 2019. The facility provides that we may borrow at LIBOR-based rates of interest that vary depending on the level of usage of the facility and our credit ratings. The agreement contains financial covenants with respect to leverage and interest coverage and requires us to pay an annual facility fee on any unused portion. We had no borrowings under our revolving credit facility at January 31, 2016 or at any point during the fiscal quarter. We were in compliance with all debt covenants as of January 31, 2016.

We continue to monitor our liquidity daily. We remain committed to growing our business and expect that our main uses of cash will be paying dividends, acquiring shares of our Non-Voting Common Stock, making seed investments in new products and strategic acquisitions, enhancing our technology infrastructure and paying the operating expenses of our business, a portion of which are variable in nature and fluctuate with revenue and assets under management. We believe that our existing liquid assets, cash flows from operations and borrowing capacity under our existing credit facility are sufficient to meet our current and forecasted operating cash needs for the next twelve months. The risk exists, however, that if we need to raise additional capital or refinance existing debt in the future, resources may not be available to us in sufficient amounts or on acceptable terms. Our ability to enter the capital markets in a timely manner depends on a number of factors, including the state of global credit and equity markets, interest rates, credit spreads and our credit ratings. If we are unable to access capital markets to issue new debt, refinance existing debt or sell shares of our Non-Voting Common Stock as needed, or if we are unable to obtain such financing on acceptable terms, our business could be adversely affected.

Recoverability of our Investments

Our $495.2 million of investments as of January 31, 2016 consisted of our 49 percent equity interest in Hexavest, positions in Company-sponsored funds and separate accounts entered into for investment and business development purposes, and certain other investments held directly by the Company. Investments in Company-sponsored funds and separate accounts and direct investments by the Company are generally in liquid debt or equity securities and are carried at fair market value. We test our investments, other than equity method investments, for impairment on a quarterly basis. We evaluate our investments in non-consolidated CLO entities and investments classified as available-for-sale for impairment using quantitative factors, including how long the investment has been in a net unrealized loss position, and qualitative factors, including the credit quality of the underlying issuer and our ability and intent to continue holding the investment. If markets deteriorate in the quarters ahead, our assessment of impairment on a quantitative basis may lead us to impair investments in future quarters that were in an unrealized loss position at January 31, 2016.

We test our investments in equity method investees, goodwill and indefinite-lived intangible assets in the fourth quarter of each fiscal year, or as facts and circumstances indicate that additional analysis is warranted. There have been no significant changes in financial condition in the first three months of fiscal 2016 that would indicate that an impairment loss exists at January 31, 2016.

We periodically review our deferred sales commissions and identifiable intangible assets for impairment as events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. There have been no significant changes in financial condition in the first three months of fiscal 2016 that would indicate that an impairment loss exists at January 31, 2016.

Operating Cash Flows

Cash provided by operating activities totaled $87.2 million in the first three months of fiscal 2016, an increase of $153.8 million from the $66.5 million of cash used for operating activities in the first three months of fiscal

2015. The increase in net cash provided by operating activities year-over-year primarily reflects an increase in net cash provided by the operating activities of our consolidated CLO entities, an increase in deferred taxes and an increase in the timing differences in the cash settlements of our other assets and liabilities.

Investing Cash Flows

Cash used for investing activities totaled $82.5 million in the first three months of fiscal 2016 compared to cash provided by investing activities of $33.9 million in the first three months of fiscal 2015. The decrease in cash provided by investing activities year-over-year can be primarily attributed to a decrease of $64.8 million in the net proceeds from the sale and maturities of consolidated CLO entity investments, the issuance of a $5.0 million term loan to our affiliate Hexavest and a decrease of $9.1 million in the net proceeds from purchases and sales of available-for-sale securities.

Financing Cash Flows

Cash used for financing activities totaled $109.3 million in the first three months of fiscal 2016 compared to cash used for financing activities of $103.1 million in the first three months of fiscal 2015. In the first quarter of fiscal 2016 we paid $15.6 million to acquire additional interests in Atlanta Capital and Parametric, repurchased and retired a total of 2.3 million shares of our Non-Voting Common Stock for $73.3 million under our authorized repurchase programs and issued 0.3 million shares of our Non-Voting Common Stock in connection with the grant of restricted share awards, the exercise of stock options and other employee stock purchases for total proceeds of $7.0 million. As of January 31, 2016, we have authorization to purchase an additional 8.0 million shares under our current share repurchase authorization and anticipate that future repurchases will continue to be an ongoing use of cash. Our dividends declared per share were $0.265 in the first quarter of fiscal 2016 compared to $0.250 per share in the first quarter of fiscal 2015. We currently expect to declare and pay quarterly dividends on our Voting and Non-Voting Common Stock comparable to the dividend declared in the first quarter of fiscal 2016.

Contractual Obligations

We have future obligations under various contracts relating to debt, interest payments and operating leases. During the first three months of fiscal 2016 there were no material changes to our contractual obligations as previously reported in our Annual Report on Form 10-K for the year ended October 31, 2015, except as discussed below.

Related to our acquisition of the Tax Advantaged Bond Strategies (“TABS”) business in fiscal 2009, we are obligated to make two additional annual contingent payments based on prescribed multiples of TABS’s revenue for the twelve months ending December 31, 2015 and 2016. There is no defined floor or ceiling on such payments, resulting in significant uncertainty as to the amount of any payment in the future. The Company will make a contingent payment equal to approximately $10.1 million in the second quarter of fiscal 2016.

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

We have presented all redeemable non-controlling interests at redemption value on our Consolidated Balance Sheet as of January 31, 2016. We have recorded the current quarter change in the estimated redemption value of non-controlling interests redeemable at fair value as a component of additional paid-in capital and have recorded the current quarter change in the estimated redemption value of non-controlling interests redeemable at other than fair value (non-controlling interests redeemable based on a multiple of earnings before interest and taxes of the subsidiary) as a component of net income attributable to non-controlling and other beneficial interests. Based on our calculations, the estimated redemption value of our non-controlling interests, redeemable at either fair value or other than fair value, totaled $85.3 million on January 31, 2016 compared to $88.9 million on October 31, 2015.

Redeemable non-controlling interests as of January 31, 2016 consisted of third-party investors’ ownership in consolidated investment funds of $13.9 million, non-controlling interests in Parametric issued in conjunction with the Clifton acquisition of $12.4 million, non-controlling interests in Parametric issued in conjunction with the Parametric Risk Advisors final put option of $10.8 million and profit interests granted under the long-term incentive plans of Parametric and Atlanta Capital of $29.0 million and $16.5 million, respectively, all of which are redeemable at fair value. Redeemable non-controlling interests as of January 31, 2016 also included non-controlling interests in Atlanta Capital redeemable at other than fair value of $2.7 million. Redeemable non-controlling interests as of October 31, 2015 consisted of third-party investors’ ownership in consolidated investment funds of $11.9 million, non-controlling interests in Parametric issued in conjunction with the Clifton acquisition of $18.6 million, non-controlling interests in Parametric issued in conjunction with the Parametric Risk Advisors final put option of $10.8 million and profit interests granted under the long-term incentive plans of Parametric and Atlanta Capital of $28.5 million and $16.4 million, respectively, all of which are redeemable at fair value. Redeemable non-controlling interests as of October 31, 2015 also included non-controlling interests in Atlanta Capital redeemable at other than fair value of $2.7 million.

Foreign Subsidiaries

We consider the undistributed earnings of certain of our foreign subsidiaries to be indefinitely reinvested in foreign operations as of January 31, 2016. Accordingly, no U.S. income taxes have been provided thereon. As of January 31, 2016, the Company had approximately $37.8 million of undistributed earnings in certain Canadian, UK and Australian foreign subsidiaries that is not available to fund domestic operations or to distribute to shareholders unless repatriated. Repatriation would require the Company to accrue and pay U.S. corporate income taxes. The unrecognized deferred income tax liability on these un-repatriated funds, or temporary difference, is estimated to be $4.5 million. The Company does not intend to repatriate these funds, has not previously repatriated funds from these entities and has the financial liquidity to permanently leave these funds offshore.

Off-Balance Sheet Arrangements

We do not invest in any off-balance sheet vehicles that provide financing, liquidity, market or credit risk support or engage in any leasing activities that expose us to any liability that is not reflected in our Consolidated Financial Statements.

Critical Accounting Policies

There have been no updates to our critical accounting policies from those disclosed in Management’s Discussion and Analysis of Financial Condition in our Form 10-K for the fiscal year ended October 31, 2015.

Accounting Developments

Financial Instruments

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-01, Financial Instruments – Overall (Subtopic 825-10: Recognition and Measurement of Financial Assets and Financial Liabilities, which revised entities’ accounting related to: (i) the classification and measurement of investments in equity securities; and (ii) the presentation of certain fair value changes for financial liabilities measured at fair value. The ASU also amends certain disclosure requirements associated with the fair value of financial instruments. The new guidance is effective for the Company’s fiscal year that begins on November 1, 2018 and requires a modified retrospective approach to adoption. Early adoption is only permitted for the provision related to instrument-specific credit risk. The Company is currently evaluating the potential impact on its Consolidated Financial Statements and related disclosures.

Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires a lessee to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases with a lease term of more than twelve months. Leases will continue to be classified as either financing or operating, with classification affecting the recognition, measurement and presentation of expenses and cash flows arising from a lease. The new guidance is effective for the Company’s fiscal year that begins on November 1, 2019 and requires a modified retrospective approach to adoption for lessees related to capital and operating leases existing at, or entered into after, the earliest comparative period presented in the financial statements, with certain practical expedients available. Early adoption is permitted. The Company is currently evaluating the potential impact on its Consolidated Financial Statements and related disclosures.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our Quantitative and Qualitative Disclosures About Market Risk from those previously reported in our Form 10-K for the year ended October 31, 2015.

Item 4.   Controls and Procedures

We evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2016. Disclosure controls and procedures are designed to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rule and forms. Disclosure controls and procedures include, without limitation, controls and procedures accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to allow timely decisions regarding required disclosure. Our CEO and CFO participated in this evaluation and concluded that, as of the date of their evaluation, our disclosure controls and procedures were effective.

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

Item 1A. Risk Factors

There have been no material changes to our Risk Factors from those previously reported in our Form 10-K for the year ended October 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding purchases of our Non-Voting Common Stock on a monthly basis during the first quarter of fiscal 2016:

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs
November 1, 2015 through November 30, 2015	357,424	$36.23	357,424	2,869,708
December 1, 2015 through December 31, 2015	1,157,801	$33.06	1,157,801	1,711,907
January 1, 2016 through January 31, 2016	736,000	$30.05	736,000	7,998,121
Total	2,251,225	$32.58	2,251,225	7,998,121

(1)	We announced a share repurchase program on April 15, 2015, which authorized the repurchase of up to 8,000,000 shares of our Non-Voting Common Stock in the open market and in private transactions in accordance with applicable securities laws. This repurchase plan was terminated on January 13, 2016. A total of 7,022,214 shares were repurchased under the plan prior to termination.

We announced a share repurchase program on January 13, 2016, which authorized the repurchase of up to 8,000,000 shares of our Non-Voting Common Stock in the open market and in private transactions in accordance with applicable securities laws.  This repurchase plan is not subject to an expiration date.

Item 6.    Exhibits

(a)	Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Materials from the Eaton Vance Corp. Quarterly Report on Form 10-Q for the quarter ended January 31, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) related Notes to the Consolidated Financial Statements, tagged in detail (furnished herewith).

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EATON VANCE CORP.
(Registrant)

DATE: March 9, 2016

/s/Laurie G. Hylton
(Signature)
Laurie G. Hylton
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)