Form 10-Q
period 2016-04-30
EATON VANCE CORP
filed 2016-06-03
CIK 350797

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended April 30, 2016

or

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

Shares outstanding as of April 30, 2016:

Voting Common Stock – 442,932 shares

Non-Voting Common Stock – 113,424,735 shares

Eaton Vance Corp.

Form 10-Q

As of April 30, 2016 and for the

Three and Six Month Periods Ended April 30, 2016

Part I - Financial Information

Item 1. Consolidated Financial Statements

Eaton Vance Corp.

Consolidated Balance Sheets (unaudited)

	April 30,	October 31,
(in thousands)	2016	2015

Assets

Cash and cash equivalents	$351,161	$465,558
Investment advisory fees and other receivables	169,352	187,753
Investments	532,413	507,020
Assets of consolidated collateralized loan obligation ("CLO") entity:
Cash and cash equivalents	16,009	162,704
Bank loan investments	385,177	304,250
Other assets	2,949	128
Deferred sales commissions	25,782	25,161
Deferred income taxes	31,659	42,164
Equipment and leasehold improvements, net	46,002	44,943
Intangible assets, net	51,084	55,433
Goodwill	248,091	237,961
Loan to affiliate	5,000	-
Other assets	56,076	83,396
Total assets	$1,920,755	$2,116,471

See notes to Consolidated Financial Statements.

Eaton Vance Corp.

Consolidated Balance Sheets (unaudited) (continued)

	April 30,	October 31,
(in thousands, except share data)	2016	2015
Liabilities, Temporary Equity and Permanent Equity

Liabilities:

Accrued compensation	$87,673	$178,875
Accounts payable and accrued expenses	63,058	65,249
Dividend payable	33,337	32,923
Debt	573,889	573,811
Liabilities of consolidated CLO entity:
Senior and subordinated note obligations	384,224	397,039
Other liabilities	8,253	70,814
Other liabilities	67,089	86,891
Total liabilities	1,217,523	1,405,602

Commitments and contingencies (Note 18)

Temporary Equity:

Redeemable non-controlling interests	87,583	88,913

Permanent Equity:

Voting Common Stock, par value $0.00390625 per share:
Authorized, 1,280,000 shares
Issued and outstanding, 442,932 and 415,078 shares, respectively	2	2
Non-Voting Common Stock, par value $0.00390625 per share:
Authorized, 190,720,000 shares
Issued and outstanding, 113,424,735 and 115,470,485 shares, respectively	443	451
Additional paid-in capital	-	-
Notes receivable from stock option exercises	(10,391)	(11,143)
Accumulated other comprehensive loss	(40,856)	(48,586)
Appropriated retained earnings (deficit)	7,363	(5,338)
Retained earnings	657,386	684,845
Total Eaton Vance Corp. shareholders' equity	613,947	620,231
Non-redeemable non-controlling interests	1,702	1,725
Total permanent equity	615,649	621,956
Total liabilities, temporary equity and permanent equity	$1,920,755	$2,116,471

See notes to Consolidated Financial Statements.

Eaton Vance Corp.

Consolidated Statements of Income (unaudited)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(in thousands, except per share data)	2016	2015	2016	2015
Revenue:
Investment advisory and administrative fees	$276,883	$300,624	$559,925	$602,437
Distribution and underwriter fees	18,275	20,048	37,333	41,084
Service fees	25,794	28,461	53,053	58,308
Other revenue	2,338	2,531	4,535	4,765
Total revenue	323,290	351,664	654,846	706,594
Expenses:
Compensation and related costs	121,519	120,075	244,029	240,267
Distribution expense	28,239	30,082	56,722	136,349
Service fee expense	23,610	26,358	48,205	54,138
Amortization of deferred sales commissions	3,957	3,692	8,001	7,420
Fund-related expenses	8,031	8,932	17,194	17,638
Other expenses	42,166	40,304	84,302	78,001
Total expenses	227,522	229,443	458,453	533,813
Operating income	95,768	122,221	196,393	172,781
Non-operating income (expense):
Gains and other investment income, net	3,789	347	6,629	3,149
Interest expense	(7,340)	(7,337)	(14,682)	(14,673)
Other income (expense) of consolidated CLO entities:
Gains and other investment income, net	13,908	2,212	17,187	3,513
Interest expense	(2,878)	(611)	(4,714)	(1,805)
Total non-operating income (expense)	7,479	(5,389)	4,420	(9,816)
Income before income taxes and equity in net income of affiliates	103,247	116,832	200,813	162,965
Income taxes	(36,169)	(43,896)	(73,012)	(60,666)
Equity in net income of affiliates, net of tax	2,377	2,957	4,886	6,103
Net income	69,455	75,893	132,687	108,402
Net income attributable to non-controlling and other beneficial interests	(14,488)	(5,509)	(19,334)	(9,015)
Net income attributable to Eaton Vance Corp. shareholders	$54,967	$70,384	$113,353	$99,387
Earnings per share:
Basic	$0.50	$0.61	$1.02	$0.85
Diluted	$0.48	$0.58	$0.99	$0.82
Weighted average shares outstanding:
Basic	110,459	114,415	110,852	114,326
Diluted	113,667	119,730	114,308	119,548
Dividends declared per share	$0.265	$0.250	$0.530	$0.500

See notes to Consolidated Financial Statements.

Eaton Vance Corp.

Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(in thousands)	2016	2015	2016	2015

Net income	$69,455	$75,893	$132,687	$108,402

Other comprehensive income (loss):
Amortization of net gains (losses) on derivatives, net of tax	4	4	7	7
Unrealized holding gains (losses) on available-for-sale investments and reclassification adjustments, net of tax	605	957	(53)	315
Foreign currency translation adjustments, net of tax	21,841	8,753	7,776	(14,698)

Other comprehensive income (loss), net of tax	22,450	9,714	7,730	(14,376)

Total comprehensive income	91,905	85,607	140,417	94,026
Comprehensive income attributable to non-controlling and other beneficial interests	(14,488)	(5,509)	(19,334)	(9,015)
Total comprehensive income attributable to Eaton Vance Corp. shareholders	$77,417	$80,098	$121,083	$85,011

See notes to Consolidated Financial Statements.

Eaton Vance Corp.

Consolidated Statements of Shareholders' Equity (unaudited)

	Permanent Equity									Temporary Equity
(in thousands)	Voting Common Stock	Non-Voting Common Stock	Additional Paid-In Capital	Notes Receivable from Stock Option Exercises	Accumulated Other Comprehensive Loss	Appropriated Retained Earnings (Deficit)	Retained Earnings	Non- Redeemable Non- Controlling Interests	Total Permanent Equity	Redeemable Non- Controlling Interests
Balance, November 1, 2015	$2	$451	$-	$(11,143)	$(48,586)	$(5,338)	$684,845	$1,725	$621,956	$88,913
Net income	-	-	-	-	-	12,701	113,353	1,863	127,917	4,770
Other comprehensive income	-	-	-	-	7,730	-	-	-	7,730	-
Dividends declared ($0.530 per share)	-	-	-	-	-	-	(60,495)	-	(60,495)	-
Issuance of Voting Common Stock	-	-	232	-	-	-	-	-	232	-
Issuance of Non-Voting Common Stock:
On exercise of stock options	-	3	22,056	(531)	-	-	-	-	21,528	-
Under employee stock purchase plans	-	-	1,610	-	-	-	-	-	1,610	-
Under employee stock purchase incentive plan	-	-	2,710	-	-	-	-	-	2,710	-
Under restricted stock plan, net of forfeitures	-	6	-	-	-	-	-	-	6	-
Stock-based compensation	-	-	36,607	-	-	-	-	-	36,607	-
Tax benefit of stock option exercises	-	-	1,714	-	-	-	-	-	1,714	-
Repurchase of Voting Common Stock	-	-	(77)	-	-	-	-	-	(77)	-
Repurchase of Non-Voting Common Stock	-	(17)	(63,737)	-	-	-	(80,317)	-	(144,071)	-
Principal repayments on notes receivable from stock option exercises	-	-	-	1,283	-	-	-	-	1,283	-
Net subscriptions (redemptions/distributions) of non-controlling interest holders	-	-	-	-	-	-	-	(1,767)	(1,767)	(434)
Net consolidations (de-consolidations) of sponsored investment funds	-	-	-	-	-	-	-	-	-	(698)
Reclass to temporary equity	-	-	-	-	-	-	-	(119)	(119)	119
Purchase of non-controlling interests	-	-	-	-	-	-	-	-	-	(6,202)
Other changes in non-controlling interests	-	-	(1,115)	-	-	-	-	-	(1,115)	1,115
Balance, April 30, 2016	$2	$443	$-	$(10,391)	$(40,856)	$7,363	$657,386	$1,702	$615,649	$87,583

See notes to Consolidated Financial Statements.

Eaton Vance Corp.

Consolidated Statements of Shareholders' Equity (unaudited) (continued)

	Permanent Equity									Temporary Equity
(in thousands)	Voting Common Stock	Non-Voting Common Stock	Additional Paid-In Capital	Notes Receivable from Stock Option Exercises	Accumulated Other Comprehensive Loss	Appropriated Retained Earnings	Retained Earnings	Non- Redeemable Non- Controlling Interests	Total Permanent Equity	Redeemable Non- Controlling Interests
Balance, November 1, 2014	$2	$460	$-	$(8,818)	$(17,996)	$2,467	$679,061	$2,305	$657,481	$107,466
Net income	-	-	-	-	-	1,341	99,387	1,918	102,646	5,756
Other comprehensive loss	-	-	-	-	(14,376)	-	-	-	(14,376)	-
Dividends declared ($0.500 per share)	-	-	-	-	-	-	(59,032)	-	(59,032)	-
Issuance of Voting Common Stock	-	-	77	-	-	-	-	-	77	-
Issuance of Non-Voting Common Stock:
On exercise of stock options	-	6	32,542	(951)	-	-	-	-	31,597	-
Under employee stock purchase plans	-	-	1,533	-	-	-	-	-	1,533	-
Under employee stock purchase incentive plan	-	-	2,545	-	-	-	-	-	2,545	-
Under restricted stock plan, net of forfeitures	-	5	-	-	-	-	-	-	5	-
Stock-based compensation	-	-	33,785	-	-	-	-	-	33,785	-
Tax benefit of stock option exercises	-	-	6,819	-	-	-	-	-	6,819	-
Repurchase of Non-Voting Common Stock	-	(12)	(76,186)	-	-	-	(47,507)	-	(123,705)	-
Principal repayments on notes receivable from stock option exercises	-	-	-	590	-	-	-	-	590	-
Net subscriptions (redemptions/distributions) of non-controlling interest holders	-	-	-	-	-	-	-	(2,068)	(2,068)	2,244
Net consolidations (de-consolidations) of sponsored investment funds	-	-	-	-	-	-	-	-	-	24,920
Reclass to temporary equity	-	-	-	-	-	-	-	(597)	(597)	597
Purchase of non-controlling interests	-	-	-	-	-	-	-	-	-	(7,008)
Other changes in non-controlling interests	-	-	(1,115)	-	-	-	-	-	(1,115)	1,115
Balance, April 30, 2015	$2	$459	$-	$(9,179)	$(32,372)	$3,808	$671,909	$1,558	$636,185	$135,090

See notes to Consolidated Financial Statements.

Eaton Vance Corp.

Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended
	April 30,
(in thousands)	2016	2015

Cash Flows From Operating Activities:
Net income	$132,687	$108,402
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,396	10,857
Amortization of deferred sales commissions	8,006	7,426
Stock-based compensation	36,607	33,785
Deferred income taxes	10,551	6,784
Net (gains) losses on investments and derivatives	(1,374)	3,170
Equity in net income of affiliates, net of amortization	(4,996)	(6,419)
Dividends received from affiliates	5,785	5,891
Consolidated CLO entities' operating activities:
Net gains on bank loans, other investments and note obligations	(8,594)	(914)
Amortization	(269)	(67)
Net increase in other assets and liabilities, including cash and cash equivalents	82,263	3,435
Changes in operating assets and liabilities:
Investment advisory fees and other receivables	17,698	3,980
Investments in trading securities	(24,446)	(86,651)
Deferred sales commissions	(8,621)	(11,031)
Other assets	13,135	7,981
Accrued compensation	(91,086)	(89,830)
Accounts payable and accrued expenses	(3,738)	1,161
Other liabilities	(157)	21,493
Net cash provided by operating activities	173,847	19,453

Cash Flows From Investing Activities:
Additions to equipment and leasehold improvements	(5,293)	(5,261)
Net cash paid in acquisition	(10,130)	(9,085)
Cash paid for intangible assets	(25)	-
Issuance of loan to affiliate	(5,000)	-
Proceeds from sale of investments	8,808	39,021
Purchase of investments	(113)	(4,044)
Consolidated CLO entities' investing activities:
Proceeds from sales and maturities of bank loans and other investments	33,141	24,140
Purchase of bank loans and other investments	(118,289)	(1,730)
Net cash (used for) provided by investing activities	(96,901)	43,041

See notes to Consolidated Financial Statements.

Eaton Vance Corp.

Consolidated Statements of Cash Flows (unaudited) (continued)

	Six Months Ended
	April 30,
(in thousands)	2016	2015
Cash Flows From Financing Activities:
Purchase of additional non-controlling interest	(15,580)	(18,602)
Proceeds from issuance of Voting Common Stock	232	77
Proceeds from issuance of Non-Voting Common Stock	25,854	35,680
Repurchase of Voting Common Stock	(77)	-
Repurchase of Non-Voting Common Stock	(144,071)	(123,705)
Principal repayments on notes receivable from stock option exercises	1,283	590
Excess tax benefit of stock option exercises	3,023	6,819
Dividends paid	(60,201)	(58,399)
Net subscriptions received from (redemptions/distributions paid to) non-controlling interest holders	(2,201)	176
Consolidated CLO entities' financing activities:
Principal repayments of senior note obligations	-	(25,944)
Net cash used for financing activities	(191,738)	(183,308)
Effect of currency rate changes on cash and cash equivalents	395	(1,503)
Net decrease in cash and cash equivalents	(114,397)	(122,317)
Cash and cash equivalents, beginning of period	465,558	385,215
Cash and cash equivalents, end of period	$351,161	$262,898
Supplemental Cash Flow Information:
Cash paid for interest	$14,206	$14,183
Cash paid for interest by consolidated CLO entity	-	1,829
Cash paid for income taxes, net of refunds	47,040	48,676
Supplemental Disclosure of Non-Cash Information:
Increase in equipment and leasehold improvements due to non-cash additions	$1,651	$705
Exercise of stock options through issuance of notes receivable	531	951
Net Consolidations (De-consolidations) of Sponsored Investment Funds
Increase (decrease) in investments	$(720)	$25,297
Increase (decrease) in non-controlling interests	(698)	24,920

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

Financial Instruments

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which revised entities’ accounting related to: (i) the classification and measurement of investments in equity securities; and (ii) the presentation of certain fair value changes for financial liabilities measured at fair value. The ASU also amends certain disclosure requirements associated with the fair value of financial instruments. The new guidance is effective for the Company’s fiscal year that begins on November 1, 2018 and requires a modified retrospective approach to adoption. Early adoption is only permitted for the provision related to instrument-specific credit risk. The Company is currently evaluating the potential impact on its Consolidated Financial Statements and related disclosures.

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

Share-Based Payments

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payments, including accounting for income taxes, forfeitures and statutory tax withholding requirements, and classification within the statement of cash flows. The new guidance is effective for the Company’s fiscal year that begins on November 1, 2017 with early adoption permitted. The

Company is currently evaluating the potential impact on its Consolidated Financial Statements and related disclosures.

Equity Method Accounting

In March 2016, the FASB issued ASU 2016-07, Investments – Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting, which eliminates the requirement to apply the equity method of accounting retrospectively to an investment that subsequently qualifies for such accounting as a result of obtaining significant influence. The Company will adopt the new guidance prospectively in its fiscal year that begins on November 1, 2017.

Revenue from Contracts with Customers

In August 2015, the FASB issued ASU 2015-14, Revenue From Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of ASU 2014-09, Revenue from Contracts with Customers (Topic 606), to November 1, 2018 for the Company, with early adoption permitted as of its original effective date of November 1, 2017. The new guidance requires either a retrospective or a modified retrospective approach to adoption. The Company is currently evaluating the available transition methods and the potential impact on its Consolidated Financial Statements and related disclosures.

In March 2016, the FASB issued ASU 2016-08, Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net), which amends the principal-versus-agent implementation guidance in ASU 2014-09. The new guidance will impact whether an entity reports revenue on a gross or net basis. The Company is currently evaluating the impact of adopting ASU 2016-08, which is effective for the Company in conjunction with the adoption of ASU 2014-09.

In April 2016, the FASB issued ASU 2016-10, Identifying Performance Obligations and Licensing, which clarifies aspects of ASU 2014-09 pertaining to the identification of performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. The Company is currently evaluating the impact of adopting ASU 2016-10, which is effective for the Company in conjunction with the adoption of ASU 2014-09.

In May 2016, the FASB issued ASU 2016-12, Narrow-Scope Improvements and Practical Expedients, which clarifies aspects of ASU 2014-09, including clarification of noncash consideration, and provides a practical expedient for reflecting contract modifications at transition. The Company is currently evaluating the impact of adopting ASU 2016-12, which is effective for the Company in conjunction with the adoption of ASU 2014-09.

3.	Consolidated Sponsored Funds

The following table sets forth the balances related to consolidated sponsored funds at April 30, 2016 and October 31, 2015, as well as the Company’s net interest in these funds:

(in thousands)	April 30, 2016	October 31, 2015
Investments	$219,855	$196,395
Other assets	8,064	6,011
Other liabilities	(16,081)	(25,729)
Redeemable non-controlling interests	(15,404)	(11,939)
Net interest in consolidated sponsored funds(1)	$196,434	$164,738

(1)Excludes the Company's investment in its consolidated CLO entity, which is discussed in Note 8.

The Company de-consolidated one sponsored fund during the six months ended April 30, 2016. During the six months ended April 30, 2015, the Company did not de-consolidate any sponsored funds.

4.	Investments

The following is a summary of investments at April 30, 2016 and October 31, 2015:

(in thousands)	April 30, 2016	October 31, 2015
Investment securities, trading:
Short-term debt	$81,517	$77,395
Consolidated sponsored funds	219,855	196,395
Separately managed accounts	57,200	56,859
Total investment securities, trading	358,572	330,649
Investment securities, available-for-sale	17,342	25,720
Investments in non-consolidated CLO entities	4,718	4,363
Investments in equity method investees	149,613	144,137
Investments, other	2,168	2,151
Total investments(1)	$532,413	$507,020

(1) Excludes the Company's investment in its consolidated CLO entity, which is discussed in Note 8.

Investment securities, trading

The following is a summary of the fair value of investments classified as trading at April 30, 2016 and October 31, 2015:

(in thousands)	April 30, 2016	October 31, 2015
Short-term debt	$81,517	$77,395
Other debt - consolidated sponsored funds and separately managed accounts	146,634	136,959
Equity securities - consolidated sponsored funds and separately managed accounts	130,421	116,295
Total investment securities, trading	$358,572	$330,649

During the six months ended April 30, 2016, the Company seeded investments in seven sponsored funds and five separately managed accounts. During the six months ended April 30, 2015, the Company seeded investments in five sponsored funds and ten separately managed accounts.

The Company recognized gains related to trading securities still held at the reporting date of $17.6 million and $7.4 million for the three months ended April 30, 2016 and 2015, respectively, and $6.0 million and $1.2 million for the six months ended April 30, 2016 and 2015, respectively, within gains and other investment income, net, in the Company’s Consolidated Statements of Income.

Investment securities, available-for-sale

The following is a summary of the gross unrealized gains (losses) included in accumulated other comprehensive loss related to securities classified as available-for-sale at April 30, 2016 and October 31, 2015:

April 30, 2016		Gross Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
Investment securities, available-for-sale	$11,314	$6,393	$(365)	$17,342

October 31, 2015		Gross Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
Investment securities, available-for-sale	$19,586	$6,450	$(316)	$25,720

Net unrealized holding gains (losses) on investment securities classified as available-for-sale included in other comprehensive income (loss) on the Company’s Consolidated Statements of Comprehensive Income were $1.1 million for both the three months ended April 30, 2016 and 2015, and $(23,000) and $0.1 million for the six months ended April 30, 2016 and 2015, respectively.

The Company evaluated gross unrealized losses of $0.4 million as of April 30, 2016 and determined that these losses were not other-than-temporary, primarily because the Company has both the ability and intent to hold the investments for a period of time sufficient to recover such losses. The aggregate fair value of investments with unrealized losses was $5.1 million at April 30, 2016. No investment with a gross unrealized loss has been in a loss position for greater than one year.

The following is a summary of the Company’s realized gains and losses recognized upon disposition of investments classified as available-for-sale for the three and six months ended April 30, 2016 and 2015:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(in thousands)	2016	2015	2016	2015
Gains	$64	$607	$199	$657
Losses	(37)	(310)	(37)	(316)
Net realized gains	$27	$297	$162	$341

Investments in equity method investees

The Company has a 49 percent interest in Hexavest Inc. (“Hexavest”), a Montreal, Canada-based investment adviser. The carrying value of this investment was $147.2 million and $142.1 million at April 30, 2016 and October 31, 2015, respectively. At April 30, 2016, the Company’s investment in Hexavest consisted of $5.3 million of equity in the net assets of Hexavest, intangible assets of $27.2 million and goodwill of $122.0 million, net of a deferred tax liability of $7.3 million. At October 31, 2015, the Company’s investment in Hexavest consisted of $5.5 million of equity in the net assets of Hexavest, intangible assets of $27.0 million and goodwill of $116.9 million, net of a deferred tax liability of $7.3 million. The investment is denominated in Canadian dollars and is subject to foreign currency translation adjustments, which are recorded in accumulated other comprehensive loss.

The Company has a seven percent equity interest in a private equity partnership managed by a third party that invests in companies in the financial services industry. The Company’s investment in the partnership was $2.4 million and $2.0 million at April 30, 2016 and October 31, 2015, respectively.

The Company did not account for any Eaton Vance-sponsored funds under the equity method as of April 30, 2016 and October 31, 2015.

The Company did not recognize any impairment losses related to its investments in equity method investees during the three and six months ended April 30, 2016 and 2015.

During the six months ended April 30, 2016 and 2015, the Company received dividends of $5.8 million and $5.9 million, respectively, from its investments in equity method investees.

5.	Fair Value Measurements

The following tables summarize financial assets and liabilities measured at fair value on a recurring basis and their assigned levels within the valuation hierarchy at April 30, 2016 and October 31, 2015:

April 30, 2016
(in thousands)	Level 1	Level 2	Level 3	Other Assets Not Held at Fair Value	Total

Financial assets:
Cash equivalents	$21,119	$35,991	$-	$-	$57,110
Investments:
Investment securities, trading:
Short-term debt	-	81,517	-	-	81,517
Other debt - consolidated sponsored funds and separately managed accounts	7,725	138,909	-	-	146,634
Equity - consolidated sponsored funds and separately managed accounts	80,564	49,857	-	-	130,421
Investment securities, available-for-sale	15,145	2,197	-	-	17,342
Investments in non-consolidated CLO entities(1)	-	-	-	4,718	4,718
Investments in equity method investees(2)	-	-	-	149,613	149,613
Investments, other(3)	-	120	-	2,048	2,168
Derivative instruments	-	227	-	-	227
Assets of consolidated CLO entity:
Cash equivalents	16,009	-	-	-	16,009
Bank loan investments	-	384,517	660	-	385,177
Total financial assets	$140,562	$693,335	$660	$156,379	$990,936

Financial liabilities:
Derivative instruments	$-	$7,279	$-	$-	$7,279
Liabilities of consolidated CLO entity:
Senior and subordinated note obligations	-	-	384,224	-	384,224
Total financial liabilities	$-	$7,279	$384,224	$-	$391,503

October 31, 2015
(in thousands)	Level 1	Level 2	Level 3	Other Assets Not Held at Fair Value	Total

Financial assets:
Cash equivalents	$14,599	$39,447	$-	$-	$54,046
Investments:
Investment securities, trading:
Short-term debt	-	77,395	-	-	77,395
Other debt - consolidated sponsored funds and separately managed accounts	20,822	116,137	-	-	136,959
Equity - consolidated sponsored funds and separately managed accounts	71,535	44,760	-	-	116,295
Investment securities, available-for-sale	23,544	2,176	-	-	25,720
Investments in non-consolidated CLO entities(1)	-	-	-	4,363	4,363
Investments in equity method investees(2)	-	-	-	144,137	144,137
Investments, other(3)	-	103	-	2,048	2,151
Derivative instruments	-	298	-	-	298
Assets of consolidated CLO entity:
Bank loan investments	-	304,250	-	-	304,250
Total financial assets	$130,500	$584,566	$-	$150,548	$865,614

Financial liabilities:
Derivative instruments	$-	$5,423	$-	$-	$5,423
Securities sold, not yet purchased	-	3,034	-	-	3,034
Liabilities of consolidated CLO entity:
Senior and subordinated note obligations	-	397,039	-	-	397,039
Total financial liabilities	$-	$405,496	$-	$-	$405,496

(1)	The Company’s investments in these CLO entities are measured at fair value on a non-recurring basis using Level 3 inputs. The investments are carried at amortized cost unless facts and circumstances indicate that the investments have been impaired, at which time the investments are written down to fair value.

(2)	Investments in equity method investees are not measured at fair value in accordance with GAAP.
(3)	Investments, other, include investments carried at cost that are not measured at fair value in accordance with GAAP.

Valuation methodologies

Cash equivalents

Cash equivalents include investments in money market funds, government agency securities and commercial paper with original maturities of less than three months. Cash investments in actively traded money market funds are valued using published net asset values and are classified as Level 1 within the fair value measurement hierarchy. Government agency securities are valued based upon quoted market prices for similar assets in active markets, quoted prices for identical or similar assets that are not active and inputs other than quoted prices that are observable or corroborated by observable market data. The carrying amounts of commercial paper are measured at amortized cost, which approximates fair value due to the short time between the purchase and expected maturity of the investments. Depending on the nature of the inputs, these assets are generally classified as Level 1 or 2 within the fair value measurement hierarchy.

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

Transfers in and out of Levels

The following table summarizes fair value transfers between Level 1 and Level 2 of the fair value measurement hierarchy for the three and six months ended April 30, 2016 and 2015:

	Three Months Ended April 30,		Six Months Ended April 30,
(in thousands)	2016	2015	2016	2015
Transfers from Level 1 into Level 2(1)	$129	$1,201	$118	$5,981
Transfers from Level 2 into Level 1(2)	86	172	102	182

(1)	Transfers from Level 1 into Level 2 primarily represent debt and equity securities formerly classified as Level 1 for which unadjusted quoted market prices in active markets became unavailable in the current period.
(2)	Transfers from Level 2 into Level 1 primarily represent debt and equity securities formerly classified as Level 2 for which unadjusted quoted market prices in active markets became available in the current period.

Level 3 assets and liabilities

The following table shows a reconciliation of the beginning and ending fair value measurements of assets and liabilities valued on a recurring basis and classified as Level 3 within the fair value measurement hierarchy for the three and six months ended April 30, 2016 and 2015:

	Three Months Ended		Three Months Ended
	April 30, 2016		April 30, 2015
(in thousands)	Bank loan investments of Eaton Vance CLO 2015-1	Senior and subordinated note obligations of Eaton Vance CLO 2015-1	Bank loans and other investments of Eaton Vance CLO IX	Senior and subordinated note obligations of Eaton Vance CLO IX

Beginning balance	$700	$390,654	$47	$137,808
Net gains (losses) on investments and note obligations included in net income(1)	(40)	(6,430)	(4)	163
Principal paydown	-	-	-	(14,740)
Ending balance	$660	$384,224	$43	$123,231
Change in unrealized gains (losses) included in net income relating to assets and liabilities held	$(40)	$(6,430)	$(4)	$163

	Six Months Ended		Six Months Ended
	April 30, 2016		April 30, 2015
(in thousands)	Bank loan investments of Eaton Vance CLO 2015-1	Senior and subordinated note obligations of Eaton Vance CLO 2015-1	Bank loans and other investments of Eaton Vance CLO IX	Senior and subordinated note obligations of Eaton Vance CLO IX

Beginning balance	$-	$-	$801	$149,310
Net losses on investments and note obligations included in net income(1)	(40)	(6,430)	(375)	(1,514)
Additions(2)	-	-	-	1,379
Principal paydown	-	-	-	(25,944)
Transfers into Level 3(3)	700	390,654	-	-
Transfers out of Level 3(4)	-	-	(383)	-
Ending balance	$660	$384,224	$43	$123,231
Change in unrealized losses included in net income relating to assets and liabilities held	$(40)	$(6,430)	$(375)	$(1,514)

(1)	Substantially all net gains (losses) on investments and note obligations attributable to the assets and borrowings of the Company's consolidated CLO entity are allocated to non-controlling and other beneficial interests on the Company's Consolidated Statements of Income.
(2)	Represents the Company's subordinated interest, which was previously eliminated in consolidation. The Company sold its interest in the first quarter of fiscal 2015. Refer to Note 8.
(3)	Transfers into Level 3 were the result of a reduction in the availability of significant observable inputs used in determining the fair value of certain instruments.
(4)	Transfers out of Level 3 were due to an increase in the observability of the inputs used in determining the fair value of certain instruments.

As discussed more fully in Note 8, the Company de-consolidated Eaton Vance CLO IX on August 1, 2015. The following table shows the valuation technique and significant unobservable inputs utilized in the fair value measurement of Level 3 liabilities of Eaton Vance CLO 2015-1 at April 30, 2016:

April 30, 2016		Valuation	Unobservable	Value/
($ in thousands)	Fair Value	Technique	Inputs(1)	Range

			Prepayment rate	20 percent
			Recovery rate	70 percent
			Default rate	200 bps
Senior and subordinated note obligations	$384,224	Income-approach	Discount rate	160-1300 bps

(1)	Discount rate refers to spread over LIBOR. Lower spreads relate to the more senior tranches in the CLO note structure; higher spreads relate to the less senior tranches. The default rate refers to the constant annual default rate. The recovery rate is the expected recovery of defaulted amounts received through asset sales, recovery through bankruptcy restructuring or other settlement processes. The prepayment rate is the rate at which the underlying collateral is expected to repay principal.

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

Derivative financial instruments designated as cash flow hedges

During both the three months ended April 30, 2016 and 2015, the Company reclassified into interest expense $50,000 of deferred gains related to a forward-starting interest rate swap entered into in connection with the offering of its 3.625 percent unsecured senior notes due June 15, 2023 (“2023 Senior Notes”). During both the six months ended April 30, 2016 and 2015, the Company reclassified into interest expense $0.1 million of this deferred gain. At April 30, 2016, the remaining unamortized gain on this transaction was $1.4 million. During the next twelve months, the Company expects to reclassify approximately $0.2 million of the gain into interest expense.

During both the three months ended April 30, 2016 and 2015, the Company reclassified into interest expense $56,000 of deferred losses related to a Treasury lock transaction entered into in connection with the issuance of its 6.5 percent unsecured senior notes due October 2, 2017 (“2017 Senior Notes”). During both the six months ended April 30, 2016 and 2015, the Company reclassified into interest expense $0.1 million of deferred losses on this Treasury lock. At April 30, 2016, the remaining unamortized loss on this transaction was $0.3 million. During the next twelve months, the Company expects to reclassify approximately $0.2 million of the loss on the Treasury lock transaction into interest expense.

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

At April 30, 2016 and October 31, 2015, excluding derivative financial instruments held in certain consolidated sponsored funds and separately managed accounts, the Company had 47 and 28 foreign exchange contracts outstanding with three and four counterparties with an aggregate notional value of $25.3 million and $27.2 million, respectively; 1,616 and 1,366 stock index futures contracts outstanding with one counterparty with an aggregate notional value of $114.0 million and $97.2 million, respectively; and two total return swap contracts outstanding with one counterparty with an aggregate notional value of $39.0 million and $49.5 million, respectively. At October 31, 2015, the Company had 56 commodity futures contracts outstanding with one counterparty with an aggregate notional value of $3.1 million. As of April 30, 2016, the Company did not have any commodity futures contracts outstanding. While the Company had outstanding interest rate futures contracts for certain periods during fiscal 2015, as of October 31, 2015, the Company did not have any interest rate futures contracts outstanding. As of April 30, 2016, the Company did not have any interest rate futures contracts outstanding. The number of derivative contracts outstanding and the notional values they represent at April 30, 2016 and October 31, 2015 are indicative of derivative balances throughout each respective period.

The following tables present the fair value of derivative financial instruments, excluding derivative financial instruments held in certain consolidated sponsored funds and separately managed accounts, not designated as hedging instruments as of April 30, 2016 and October 31, 2015:

April 30, 2016
	Assets		Liabilities
(in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other assets	$144	Other liabilities	$1,229
Stock index futures contracts	Other assets	83	Other liabilities	4,582
Total return swap contracts	Other assets	-	Other liabilities	1,468
Total		$227		$7,279

October 31, 2015
	Assets		Liabilities
(in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other assets	$133	Other liabilities	$540
Stock index futures contracts	Other assets	53	Other liabilities	4,712
Commodity futures contracts	Other assets	112	Other liabilities	43
Total return swap contracts	Other assets	-	Other liabilities	128
Total		$298		$5,423

The following is a summary of the net gains (losses) recognized in income for the three and six months ended April 30, 2016 and 2015:

	Income Statement	Three Months Ended April 30,		Six Months Ended April 30,
(in thousands)	Location	2016	2015	2016	2015
Foreign exchange contracts	Gains and other investment income, net	$(1,774)	$(111)	$(1,140)	$450
Stock index futures contracts	Gains and other investment income, net	(8,062)	(8,841)	921	(7,308)
Total return swap contracts	Gains and other investment income, net	(3,209)	(559)	(439)	(654)
Commodity futures contracts	Gains and other investment income, net	-	(289)	-	2,324
Interest rate futures contracts	Gains and other investment income, net	-	183	-	(258)
Total		$(13,045)	$(9,617)	$(658)	$(5,446)

7.	Fair Value Measurements of Other Financial Instruments

Certain financial instruments are not carried at fair value, but their fair value is required to be disclosed. The following is a summary of the carrying amounts and estimated fair values of these financial instruments at April 30, 2016 and October 31, 2015:

	April 30, 2016			October 31, 2015
(in thousands)	Carrying Value	Fair Value	Fair Value Level	Carrying Value	Fair Value	Fair Value Level
Loan to affiliate	$5,000	$5,000	3	$-	$-	-
Other assets	$6,627	$6,627	3	$6,345	$6,345	3
Debt	$573,889	$607,215	2	$573,811	$600,930	2

As discussed in Note 19, on December 23, 2015, Eaton Vance Management Canada Ltd. (“EVMC”), a wholly owned subsidiary of the Company, loaned $5.0 million to Hexavest under a term loan agreement to seed a new investment strategy. The carrying value of the loan approximates fair value. The fair value is determined using a cash flow model that projects future cash flows based upon contractual obligations, to which the Company then applies an appropriate discount rate. The fair value of this loan to affiliate falls within Level 3 of the fair value measurement hierarchy.

Included in other assets at April 30, 2016 and October 31, 2015 is an option exercisable in 2017 to acquire an additional 26 percent interest in Hexavest carried at $6.6 million and $6.3 million, respectively. The carrying value of this option approximates fair value. The fair value of this option is determined using a Monte Carlo model, which simulates potential future market multiples of earnings before interest and taxes (“EBIT”) and compares this to the contractually fixed multiple of Hexavest’s EBIT at which the option can be exercised. The Monte Carlo model uses this array of simulated multiples and their difference from the contractual multiple times the projected EBIT for Hexavest to estimate the future exercise value of the option, which is then adjusted to present value. The fair value of this option falls within Level 3 of the fair value measurement hierarchy.

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

Consolidated CLO entities

As of April 30, 2016, the Company deems itself to be the primary beneficiary of two non-recourse CLO entities, Eaton Vance CLO 2015-1 and Eaton Vance CLO IX. In developing its conclusion that it is the primary beneficiary of Eaton Vance CLO 2015-1, the Company determined that it has a more than insignificant economic interest in the entity by virtue of its 16 percent residual interest, which exposes the Company to a more than insignificant amount of the entity’s variability relative to its anticipated economic performance. In its role as collateral manager of the entity, the Company has the power to direct the activities that most significantly impact the economic performance of the entity. The Company’s variable interest represents an obligation to absorb losses of, or a right to receive benefits from, the entity that could potentially be significant to the entity. The Company determined that it is the primary beneficiary of Eaton Vance CLO IX due to the significance of its variable interest represented by the incentive collateral management fee. In consideration of these factors, the Company concluded that it is the primary beneficiary of Eaton Vance CLO 2015-1 and Eaton Vance CLO IX for consolidation accounting purposes.

In the first quarter of fiscal 2015, the Company sold its residual 8 percent interest in Eaton Vance CLO IX to an unrelated third party and recognized a loss on disposal of $0.3 million. During the third quarter of fiscal 2015, a majority of the holders of the subordinated notes elected to liquidate Eaton Vance CLO IX, with redemption occurring nearly in full on the scheduled July 20, 2015 payment date. The Company will remain the collateral manager of Eaton Vance CLO IX through resolution of the disposal of all remaining collateral assets. The Company is not a related party to the subordinated note holders of Eaton Vance CLO IX and there are neither explicit arrangements nor does the Company hold implicit variable interests that would require the Company to provide any ongoing financial support to the entity. While the Company still deems itself to be the primary beneficiary of Eaton Vance CLO IX at April 30, 2016, the Company made the decision to de-consolidate Eaton Vance CLO IX in the fourth quarter of fiscal 2015, as the remaining net assets of Eaton Vance CLO IX are not material to the Company’s financial position.

The assets of the CLO entities for which the Company deems itself to be the primary beneficiary are held solely as collateral to satisfy the obligations of these entities. The Company has no right to the benefits from, nor does the Company bear the risks associated with, the assets held by these CLO entities beyond the Company’s beneficial interest therein and management fees generated from the entities. The note holders and other creditors of these CLO entities have no recourse to the Company’s general assets. There are neither explicit arrangements nor does the Company hold implicit variable interests that would require the Company to provide any ongoing financial support to these entities.

Interest income and expense are recorded on an accrual basis and reported as gains and other investment income, net, and as interest expense, respectively, of the consolidated CLO entities in the Company’s Consolidated Statements of Income for the three and six months ended April 30, 2016 and 2015. Substantially all ongoing gains (losses) related to the consolidated CLO entities’ bank loans, other investments and note obligations recorded in earnings for the periods presented are attributable to changes in instrument-specific credit considerations.

Eaton Vance CLO 2015-1

The following tables present, as of April 30, 2016 and October 31, 2015, the fair value of Eaton Vance CLO 2015-1’s assets and liabilities that were subject to fair value accounting:

April 30, 2016
	CLO Bank Loan Investments
(in thousands)	Total CLO bank loan investments	90 days or more past due	Senior and subordinated note obligations
Unpaid principal balance	$391,409	$947	$397,307
Unpaid principal balance over fair value	(6,232)	(287)	(13,083)
Fair value	$385,177	$660	$384,224

October 31, 2015
	CLO Bank Loan Investments
(in thousands)	Total CLO bank loan investments	90 days or more past due	Senior and subordinated note obligations
Unpaid principal balance	$306,483	$-	$397,039
Unpaid principal balance over fair value	(2,233)	-	-
Fair value	$304,250	$-	$397,039

Changes in the fair values of Eaton Vance CLO 2015-1’s bank loan investments resulted in net gains (losses) of $2.5 million and $(4.5) million for the three and six months ended April 30, 2016, respectively, while changes in the fair values of Eaton Vance CLO 2015-1’s note obligations resulted in net gains of $6.6 million and $13.1 million for the three and six months ended April 30, 2016, respectively. The combined net gains of $9.1 million and $8.6 million for the three and six months ended April 30, 2016, respectively, were recorded in gains and other investment income, net, of consolidated CLO entities on the Company’s Consolidated Statements of Income.

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

For the three and six months ended April 30, 2016, the Company recorded net income of $11.0 million and $12.4 million, respectively, related to Eaton Vance CLO 2015-1. The Company recorded net income attributable to other beneficial interests of $10.8 million and $12.7 million for the three and six months ended April 30, 2016, respectively. Net income (losses) attributable to Eaton Vance Corp. shareholders were $0.2 million and $(0.3) million for the three and six months ended April 30, 2016, respectively.

The following carrying amounts related to Eaton Vance CLO 2015-1 were included in the Company’s Consolidated Balance Sheets at April 30, 2016 and October 31, 2015:

	April 30,	October 31,
(in thousands)	2016	2015
Assets:
Cash and cash equivalents	$16,009	$162,704
Bank loan investments	385,177	304,250
Other assets	2,949	128
Liabilities:
Senior and subordinated note obligations	384,224	397,039
Other liabilities	8,253	70,814
Appropriated retained earnings (deficit)	7,363	(5,338)
Net interest in Eaton Vance CLO 2015-1	$4,295	$4,567

The Company had a subordinated interest in Eaton Vance CLO 2015-1 of $3.6 million and $4.6 million as of April 30, 2016 and October 31, 2015, respectively, which was eliminated in consolidation.

Eaton Vance CLO IX

As noted above, the Company de-consolidated Eaton Vance CLO IX on August 1, 2015 and removed the associated assets, liabilities and appropriated retained earnings from its Consolidated Balance Sheet as of that date, as the remaining balances are not material to the Company’s financial position.

Changes in the fair values of Eaton Vance CLO IX’s bank loans and other investments resulted in net gains (losses) of $1.2 million and $(0.3) million during the three and six months ended April 30, 2015, respectively, while changes in the fair values of Eaton Vance CLO IX’s note obligations resulted in net gains (losses) of $(0.2) million and $1.5 million during the three and six months ended April 30, 2015, respectively. The combined net gains of $1.0 million and $1.2 million for the three and six months ended April 30, 2015, respectively, were recorded in gains and other investment income, net, of consolidated CLO entities on the Company’s Consolidated Statements of Income.

During the six months ended April 30, 2015, $25.9 million of prepayments were used to pay down the entity’s note obligations.

For the three and six months ended April 30, 2015, the Company recorded net income of $1.5 million and $1.6 million (including the loss on disposal of its subordinated interest of $0.3 million), respectively, related to Eaton Vance CLO IX. The Company recorded net income attributable to other beneficial interests of $1.3 million for both the three and six months ended April 30, 2015. Net income attributable to Eaton Vance Corp. shareholders was $0.2 million for both the three and six months ended April 30, 2015.

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

Non-consolidated CLO entities had total assets of $2.0 billion and $2.1 billion as of April 30, 2016 and October 31, 2015, respectively. The Company’s variable interests in these entities consist of the Company’s direct ownership in these entities and any collateral management fees earned but uncollected. The Company’s investment in these entities totaled $4.7 million and $4.4 million as of April 30, 2016 and October 31, 2015, respectively. Collateral management fees receivable for these entities totaled $1.6 million and $1.8 million on April 30, 2016 and October 31, 2015, respectively. In the first six months of fiscal 2016, the Company did not provide any financial or other support to these entities that it was not previously contractually required to provide. The Company’s risk of loss with respect to these managed CLO entities is limited to the carrying value of its investments in, and collateral management fees receivable from, these entities as of April 30, 2016.

The Company’s investment in non-consolidated CLO entities is carried at amortized cost and is disclosed as a component of investments in Note 4. Income from these entities is recorded as a component of gains and other investment income, net, in the Company’s Consolidated Statements of Income, based upon projected investment yields.

Other entities

The Company holds variable interests in, but is not deemed to be the primary beneficiary of, certain sponsored privately offered equity funds with total assets of $12.7 billion on both April 30, 2016 and October 31, 2015. The Company has determined that these entities qualify for the deferral afforded by ASU 2010-10, Consolidation – Amendments for Certain Investment Funds, and thus assesses whether it is the primary beneficiary of these entities based on the Company’s exposure to the expected losses and expected residual returns of the entity. The Company’s variable interests in these entities consist of the Company’s direct ownership therein, which in each case is insignificant relative to the total ownership of the fund, and any investment advisory fees earned but uncollected. The Company held investments in these entities totaling $2.2 million on both April 30, 2016 and October 31, 2015, and investment advisory fees receivable totaling $0.7 million on both April 30, 2016 and October 31, 2015. In the first six months of fiscal 2016, the Company did not provide any financial or other support to these entities that it was not contractually required to provide. The Company’s risk of loss with respect to these managed entities is limited to the carrying value of its investments in, and investment advisory fees receivable from, the entities as of April 30, 2016. The Company does not consolidate these VIEs because it does not hold the majority of the risks and rewards of ownership.

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

In the third quarter of fiscal 2015, the Company also purchased a 0.4 percent profit interest in Atlanta Capital for $0.5 million pursuant to the put and call provisions of the Atlanta Capital Management Company, LLC Long-term Equity Incentive Plan (the “Atlanta Capital Plan”). The transaction settled in November 2015.

Total profit interests in Atlanta Capital held by non-controlling interest holders, including direct profit interests related to the original acquisition as well as indirect profit interests issued pursuant to the Atlanta Capital Plan, decreased to 13 percent as of April 30, 2016 from 13.1 percent as of October 31, 2015, reflecting the transactions described above, and the grant of an additional 1.4 percent profit interest to employees of Atlanta Capital pursuant to the terms of the Atlanta Capital Plan in the first quarter of fiscal 2016. Non-controlling interest holders did not hold any capital interests in Atlanta Capital as of April 30, 2016.

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

In the fourth quarter of fiscal 2015, the Company purchased a 0.5 percent profit interest in Parametric for $4.2 million pursuant to the put and call provisions of the Parametric Portfolio Associates LLC Long-term Equity Incentive Plan, as amended and restated (the “Parametric Plan”). The transaction settled in November 2015.

Total profit interests in Parametric held by non-controlling interest holders, including indirect profit interests issued pursuant to the Parametric Plan, decreased to 7.0 percent as of April 30, 2016 from 7.4 percent as of October 31, 2015, reflecting the transactions described above, and the grant of 0.5 percent profit interests to employees of Parametric pursuant to the terms of the Parametric Plan in the first quarter of fiscal 2016. Total capital interests in Parametric held by non-controlling interest holders decreased to 1.8 percent as of April 30, 2016 from 2.2 percent as of October 31, 2015.

Tax Advantaged Bond Strategies (“TABS”)

In fiscal 2009, the Company acquired the TABS business of M.D. Sass Investors Services for cash and future consideration. During the second quarter of fiscal 2016, the Company made a contingent payment of $10.1 million to the selling group based upon prescribed multiples of TABS’s revenue for the twelve months ended December 31, 2015. The payment increased goodwill by $10.1 million as the acquisition was completed prior to the change in accounting for contingent purchase price consideration. The Company is obligated to make one additional annual contingent payment to the selling group based on prescribed multiples of TABS’s revenue for the twelve months ending December 31, 2016. This future payment will be in cash and will result in an addition to goodwill. This payment is not contingent upon any member of the selling group remaining an employee of the Company.

10.	Intangible Assets

The following is a summary of intangible assets at April 30, 2016 and October 31, 2015:

April 30, 2016
(in thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount

Amortizing intangible assets:
Client relationships acquired	$133,927	$(90,696)	$43,231
Intellectual property acquired	1,025	(352)	673
Trademark acquired	900	(428)	472

Non-amortizing intangible assets:
Mutual fund management contracts acquired	6,708	-	6,708
Total	$142,560	$(91,476)	$51,084

October 31, 2015
(in thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount

Amortizing intangible assets:
Client relationships acquired	$133,927	$(86,419)	$47,508
Intellectual property acquired	1,000	(319)	681
Trademark acquired	900	(364)	536

Non-amortizing intangible assets:
Mutual fund management contracts acquired	6,708	-	6,708
Total	$142,535	$(87,102)	$55,433

Amortization expense was $2.2 million and $2.3 million for the three months ended April 30, 2016 and 2015 respectively, and $4.4 million and $4.6 million for the six months ended April 30, 2016 and 2015, respectively. Estimated remaining amortization expense for fiscal 2016 and the next five fiscal years, on a straight-line basis, is as follows:

Year Ending October 31,	Estimated Amortization
(in thousands)	Expense
Remaining 2016	$4,274
2017	8,537
2018	8,508
2019	4,531
2020	3,510
2021	2,021

11.	Stock-Based Compensation Plans

The Company recognized compensation costs related to its stock-based compensation plans as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(in thousands)	2016	2015	2016	2015
Omnibus Incentive Plans:
Stock options	$4,590	$4,085	$9,729	$8,629
Restricted shares	11,013	9,949	21,951	20,174
Phantom stock units	97	72	124	149
Employee Stock Purchase Plans	-	-	211	180
Employee Stock Purchase Incentive Plan	328	344	360	402
Atlanta Capital Plan	652	623	1,417	1,290
Parametric Plan	1,790	1,551	2,939	3,110
Total stock-based compensation expense	$18,470	$16,624	$36,731	$33,934

The total income tax benefit recognized for stock-based compensation arrangements was $6.3 million and $5.8 million for the three months ended April 30, 2016 and 2015, respectively, and $12.3 million and $11.5 million for the six months ended April 30, 2016 and 2015, respectively.

Stock Options

Stock option transactions under the Company’s 2013 Omnibus Incentive Plan, as amended and restated (the “2013 Plan”) and predecessor plans for the six months ended April 30, 2016 are summarized as follows:

(share and intrinsic value figures in thousands)	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding, beginning of period	21,076	$32.23
Granted	3,336	36.06
Exercised	(790)	27.92
Forfeited/expired	(210)	35.65
Options outstanding, end of period	23,412	$32.89	5.2	$100,815
Options exercisable, end of period	14,433	$31.55	3.3	$83,468
Vested or expected to vest at April 30, 2016	23,349	$32.88	5.2	$100,770

The Company received $21.5 million and $31.6 million related to the exercise of options for the six months ended April 30, 2016 and 2015, respectively.

As of April 30, 2016, there was $57.5 million of compensation cost related to unvested stock options granted not yet recognized. That cost is expected to be recognized over a weighted-average period of 3.1 years.

Restricted Shares

A summary of the Company’s restricted share activity for the six months ended April 30, 2016 under the Company’s Omnibus Incentive Plans is as follows:

		Weighted-
		Average
		Grant
		Date Fair
(share figures in thousands)	Shares	Value
Unvested, beginning of period	3,988	$34.43
Granted	1,529	35.22
Vested	(1,121)	31.66
Forfeited	(122)	35.36
Unvested, end of period	4,274	$35.41

As of April 30, 2016, there was $112.0 million of compensation cost related to unvested awards not yet recognized. That cost is expected to be recognized over a weighted-average period of 3.2 years.

Phantom Stock Units

During the six months ended April 30, 2016, 7,740 phantom stock units were issued to non-employee Directors pursuant to the Company’s 2013 Plan. As of April 30, 2016, there was $0.3 million of compensation cost related to unvested awards not yet recognized. That cost is expected to be recognized over a weighted-average period of 1.3 years.

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

In the first six months of fiscal 2016, the Company purchased and retired approximately 2.1 million shares of its Non-Voting Common Stock under the current repurchase authorization and approximately 2.2 million shares under a previous repurchase authorization. Approximately 5.9 million additional shares may be repurchased under the current authorization as of April 30, 2016.

13.	Non-operating Income (Expense)

The components of non-operating income (expense) for the three and six months ended April 30, 2016 and 2015 were as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(in thousands)	2016	2015	2016	2015
Non-operating income (expense):
Interest and other income	$4,186	$3,201	$5,361	$5,680
Net gains (losses) on investments and derivatives	789	(2,538)	1,374	(3,170)
Net foreign currency gains (losses)	(1,186)	(316)	(106)	639
Gains and other investment income, net	3,789	347	6,629	3,149
Interest expense	(7,340)	(7,337)	(14,682)	(14,673)

Other income (expense) of consolidated CLO entities:
Interest income	4,850	1,206	8,593	2,599
Net gains on bank loans, other investments and note obligations	9,058	1,006	8,594	914
Gains and other investment income, net	13,908	2,212	17,187	3,513
Interest expense	(2,878)	(611)	(4,714)	(1,805)
Total non-operating income (expense)	$7,479	$(5,389)	$4,420	$(9,816)

14.	Income Taxes

The provision for income taxes was $36.2 million and $43.9 million, or 35.0 percent and 37.6 percent of pre-tax income, for the three months ended April 30, 2016 and 2015, respectively. The provision for income taxes was $73.0 million and $60.7 million, or 36.4 percent and 37.2 percent of pre-tax income, for the six months ended April 30, 2016 and 2015, respectively. The provision for income taxes in the three and six months ended April 30, 2016 and 2015 is comprised of federal, state, and foreign taxes. The differences between the Company’s effective tax rate and the statutory federal rate of 35.0 percent are state income taxes, income and losses recognized by the consolidated CLO entities and other non-controlling interests and equity-based compensation plans.

The Company records a valuation allowance when necessary to reduce deferred tax assets to an amount that is more likely than not to be realized. There was no valuation allowance recorded as of April 30, 2016 or October 31, 2015.

The Company considers the undistributed earnings of certain of its foreign subsidiaries to be indefinitely reinvested in foreign operations as of April 30, 2016. Accordingly, no U.S. income taxes have been provided thereon. As of April 30, 2016, the Company had approximately $41.2 million of undistributed earnings in certain Canadian, United Kingdom and Australian foreign subsidiaries that are not available to fund domestic operations or to distribute to shareholders unless repatriated. Repatriation would require the Company to accrue and pay U.S. corporate income taxes. The unrecognized deferred income tax liability on these un-repatriated funds, or temporary difference, is estimated to be $5.0 million. The Company does not intend to repatriate these funds, has not previously repatriated funds from these entities and has the financial liquidity to permanently leave these funds offshore.

The Company is generally no longer subject to income tax examinations by U.S. federal, state, local or non-U.S. taxing authorities for fiscal years prior to fiscal 2012.

15.	Non-controlling and Other Beneficial Interests

The components of net income attributable to non-controlling and other beneficial interests for the three and six months ended April 30, 2016 and 2015 were as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(in thousands)	2016	2015	2016	2015
Consolidated sponsored funds	$(493)	$(315)	$16	$199
Majority-owned subsidiaries	(3,206)	(3,903)	(6,516)	(7,676)
Non-controlling interest value adjustments(1)	-	3	(133)	(197)
Consolidated CLO entities	(10,789)	(1,294)	(12,701)	(1,341)
Net income attributable to non-controlling and other beneficial interests	$(14,488)	$(5,509)	$(19,334)	$(9,015)

(1)Relates to non-controlling interests redeemable at other than fair value.

16.	Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), net of tax, for the three months ended April 30, 2016 and 2015 are as follows:

(in thousands)	Unamortized net gains (losses) on derivatives(1)	Net unrealized holding gains (losses) on available-for- sale investments(2)	Foreign currency translation adjustments	Total
Balance at January 31, 2016	$677	$3,075	$(67,058)	$(63,306)
Other comprehensive income before reclassifications and tax	-	1,058	21,841	22,899
Tax impact	-	(415)	-	(415)
Reclassification adjustments, before tax	6	(63)	-	(57)
Tax impact	(2)	25	-	23
Net current period other comprehensive income	4	605	21,841	22,450
Balance at April 30, 2016	$681	$3,680	$(45,217)	$(40,856)

Balance at January 31, 2015	$664	$4,986	$(47,736)	$(42,086)
Other comprehensive income before reclassifications and tax	-	1,075	8,744	9,819
Tax impact	-	(417)	9	(408)
Reclassification adjustments, before tax	6	489	-	495
Tax impact	(2)	(190)	-	(192)
Net current period other comprehensive income	4	957	8,753	9,714
Balance at April 30, 2015	$668	$5,943	$(38,983)	$(32,372)

The components of accumulated other comprehensive income (loss), net of tax, for the six months ended April 30, 2016 and 2015 are as follows:

(in thousands)	Unamortized net gains (losses) on derivatives(1)	Net unrealized holding gains (losses) on available-for- sale investments(2)	Foreign currency translation adjustments	Total
Balance at October 31, 2015	$674	$3,733	$(52,993)	$(48,586)
Other comprehensive income (loss) before reclassifications and tax	-	(23)	7,776	7,753
Tax impact	-	12	-	12
Reclassification adjustments, before tax	11	(83)	-	(72)
Tax impact	(4)	41	-	37
Net current period other comprehensive income (loss)	7	(53)	7,776	7,730
Balance at April 30, 2016	$681	$3,680	$(45,217)	$(40,856)

Balance at October 31, 2014	$661	$5,628	$(24,285)	$(17,996)
Other comprehensive income (loss) before reclassifications and tax	-	145	(14,603)	(14,458)
Tax impact	-	(66)	(95)	(161)
Reclassification adjustments, before tax	11	430	-	441
Tax impact	(4)	(194)	-	(198)
Net current period other comprehensive income (loss)	7	315	(14,698)	(14,376)
Balance at April 30, 2015	$668	$5,943	$(38,983)	$(32,372)

(1)	Amounts reclassified from accumulated other comprehensive income (loss), net of tax, represent the amortization of net gains (losses) on interest rate swaps over the life of the Company's Senior Notes into interest expense on the Consolidated Statements of Income.
(2)	Amounts reclassified from accumulated other comprehensive income (loss), net of tax, represent gains (losses) on disposal of available-for-sale securities and were recorded in gains and other investment income, net, on the Consolidated Statements of Income.

17.	Earnings per Share

The following table sets forth the calculation of earnings per basic and diluted share for the three and six months ended April 30, 2016 and 2015:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(in thousands, except per share data)	2016	2015	2016	2015
Net income attributable to Eaton Vance Corp. shareholders	$54,967	$70,384	$113,353	$99,387
Less: Allocation of earnings to participating restricted shares	-	1,152	-	1,735
Net income available to common shareholders	$54,967	$69,232	$113,353	$97,652
Weighted-average shares outstanding – basic	110,459	114,415	110,852	114,326
Incremental common shares	3,208	5,315	3,456	5,222
Weighted-average shares outstanding – diluted	113,667	119,730	114,308	119,548
Earnings per share:
Basic	$0.50	$0.61	$1.02	$0.85
Diluted	$0.48	$0.58	$0.99	$0.82

During the three and six months ended April 30, 2015, the calculation of earnings per basic and diluted share included the allocation of earnings to participating securities using the two-class method.

Antidilutive common shares related to stock options and unvested restricted stock excluded from the computation of earnings per diluted share were approximately 12.2 million and 7.5 million for the three months ended April 30, 2016 and 2015, respectively, and approximately 13.1 million and 7.7 million for the six months ended April 30, 2016 and 2015, respectively.

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

Sponsored Funds

The Company is an investment adviser to, and has administrative agreements with, certain sponsored funds, privately offered equity funds and closed-end funds for which certain employees are officers and/or directors. Revenues for services provided or related to these funds for the three and six months ended April 30, 2016 and 2015 are as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(in thousands)	2016	2015	2016	2015
Investment advisory and administrative fees	$193,851	$215,371	$395,398	$437,392
Distribution fees	16,506	18,233	33,939	37,140
Service fees	25,794	28,461	53,053	58,308
Shareholder services fees	629	585	1,217	1,417
Other revenue	712	885	1,249	1,315
Total	$237,492	$263,535	$484,856	$535,572

For the three months ended April 30, 2016 and 2015, the Company had investment advisory agreements with certain sponsored funds pursuant to which the Company contractually waived $3.7 million and $3.1 million, respectively, of investment advisory fees it was otherwise entitled to receive. For the six months ended April 30, 2016 and 2015, the Company waived $7.5 million and $6.5 million, respectively, of investment advisory fees it was otherwise entitled to receive.

Sales proceeds and net realized gains for three and six months ended April 30, 2016 and 2015 from investments in sponsored funds classified as available-for-sale, including sponsored funds accounted for under the equity method, are as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(in thousands)	2016	2015	2016	2015
Proceeds from sales	$214	$20,851	$8,298	$32,047
Net realized gains	27	297	162	341

The Company bears the non-advisory expenses of certain sponsored funds for which it earns an all-in management fee and provides subsidies to startup and other smaller sponsored funds to enhance their competitiveness. For the three months ended April 30, 2016 and 2015, expenses of $5.4 million and $5.5 million, respectively, were incurred by the Company pursuant to these arrangements. For the six months ended April 30, 2016 and 2015, expenses of $11.8 million and $10.5 million, respectively, were incurred by the Company pursuant to these arrangements.

Included in investment advisory fees and other receivables at April 30, 2016 and October 31, 2015 are receivables due from sponsored funds of $83.4 million and $89.2 million, respectively.

Loan to Affiliate

On December 23, 2015, EVMC, a wholly owned subsidiary of the Company, loaned $5.0 million to Hexavest under a term loan agreement to seed a new investment strategy. The loan renews automatically for an additional one-year period on each anniversary date unless written termination notice is provided by

EVMC. The loan earns interest equal to the one-year Canadian Dollar Offered Rate plus 200 basis points, which is payable quarterly in arrears. Hexavest may prepay the loan in whole or in part at any time without penalty. During the three and six months ended April 30, 2016, the Company recorded interest income related to the loan in gains and other investment income, net, on the Company’s Consolidated Statement of Income of $36,000 and $52,000, respectively. As of April 30, 2016, the Company has included $12,000 of interest receivable on the loan within other assets on its Consolidated Balance Sheet.

Employee Loan Program

The Company has established an Employee Loan Program under which a program maximum of $20.0 million is available for loans to officers (other than executive officers) and other key employees of the Company for purposes of financing the exercise of employee stock options. Loans outstanding under this program, which are full recourse in nature, are reflected as notes receivable from stock option exercises in shareholders’ equity and amounted to $10.4 million and $11.1 million at April 30, 2016 and October 31, 2015, respectively.

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

Through our subsidiaries Eaton Vance Management and Atlanta Capital Management, LLC (“Atlanta Capital”) and other affiliates, we manage active equity, income and alternative strategies across a range of investment styles and asset classes, including U.S. and global equities, floating-rate bank loans, municipal bonds, global income, high-yield and investment grade bonds. Through our subsidiary Parametric Portfolio Associates LLC (“Parametric”), we manage a range of engineered alpha strategies, including systematic equity, systematic alternatives and managed options strategies. Through Parametric, we also provide portfolio implementation and overlay services, including tax-managed and non-tax managed custom core strategies and centralized portfolio management of multi-manager portfolios and customized exposure management services. We also oversee the management of, and distribute, investment funds sub-advised by unaffiliated third-party managers, including global, regional and sector equity, and asset allocation strategies. Our breadth of investment management capabilities supports a wide range of products and services offered to fund shareholders, retail managed account investors, institutional investors and high-net-worth clients. Our equity strategies encompass a diversity of investment objectives, risk profiles, income levels and geographic representation. Our income investment strategies cover a broad duration and credit quality range and encompass both taxable and tax-free investments. We also offer a range of alternative investment strategies, including commodity- and currency-based investments and a spectrum of absolute return strategies. As of April 30, 2016, we had $318.7 billion in consolidated assets under management.

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

Business Developments

Prevailing equity and income market conditions and investor sentiment affect the sales and redemptions of our investment products, managed asset levels, operating results and the recoverability of our investments. During the second quarter and first six months of fiscal 2016, the S&P 500 Index, a broad measure of U.S. equity market performance, had total returns of 6.4 percent and -0.7 percent, respectively, and the Barclays U.S. Aggregate Bond Index, a broad measure of U.S. bond market performance, had total returns of 2.0 percent and 2.8 percent, respectively. Over the same periods, the MSCI Emerging Market Index, a broad measure of emerging market equity performance, had total returns of 13.2 percent and -0.9 percent, respectively.

Our ending consolidated assets under management increased by $16.1 billion, or 5 percent, from the end of the prior quarter to $318.7 billion on April 30, 2016, reflecting net inflows and market price appreciation. Consolidated net inflows of $2.1 billion in the second quarter of fiscal 2016 represent a 3 percent annualized internal growth rate. For comparison, the Company had consolidated net inflows of $6.8 billion in the second quarter of fiscal 2015. Average consolidated assets under management increased from the prior quarter by $1.2 billion, to $309.5 billion in the second quarter of fiscal 2016.

The primary drivers of our overall and investment advisory and administrative average effective fee rates are the mix of our assets by product, distribution channel and investment mandate, and the timing and amount of performance fees recognized. Shifts in managed assets among products, distribution channels and investment mandates with differing fee schedules can impact the average effective fee rates earned on our assets under management. Our overall average annualized effective fee rate decreased to 41.5 basis points and 42.0 basis points in the second quarter and first six months of fiscal 2016, respectively, from 46.0 basis points and 46.6 basis points in the second quarter and first six months of fiscal 2015, respectively. Our average annualized effective investment advisory and administrative fee rate, excluding performance-based fees, similarly decreased to 35.8 basis points and 36.1 basis points, respectively, in the second quarter and first six months of fiscal 2016 from 39.6 basis points and 40.0 basis points in the second quarter and first six months of fiscal 2015, respectively.

In terms of strategic initiatives, we continue to make significant progress in advancing NextShares exchange-traded managed funds towards market introduction. In February 2016, the Company introduced Eaton Vance Stock NextShares as the first NextShares fund and subsequently introduced two additional NextShares funds, Eaton Vance Global Income Builder NextShares and Eaton Vance TABS 5-to-15 Year Laddered Municipal Bond NextShares, in March 2016. In April 2016, the Company and Interactive Brokers Group, Inc., an automated global electronic broker and market maker, announced plans for Interactive Brokers Group, Inc. to offer NextShares to retail investors and financial professionals through its investing and trading platforms. Ultimately, broad market adoption and commercial success requires the development of expanded distribution, the launch of NextShares by other fund sponsors and acceptance by market participants, which cannot be assured.

Consolidated Assets under Management

Consolidated assets under management of $318.7 billion on April 30, 2016 increased $7.6 billion, or 2 percent, from the $311.0 billion reported a year earlier. Fund net outflows of $2.9 billion over the last twelve months reflect gross inflows $30.9 billion offset by outflows of $33.8 billion. Institutional separate account net inflows were $12.0 billion, high-net-worth separate account net inflows were $1.2 billion and retail managed account net inflows were $5.6 billion over the past twelve months. Net price declines in managed assets decreased consolidated assets under management by $8.3 billion over the last twelve months.

The following tables summarize our consolidated assets under management by investment mandate, investment vehicle and investment affiliate as of April 30, 2016 and 2015. Within the investment mandate view, the “Portfolio Implementation” category consists of Parametric’s tax-managed and non-tax managed custom core strategies and centralized portfolio management services. The “Exposure Management” category consists of Parametric’s futures- and options-based customized exposure management services.

Consolidated Assets under Management by Investment Mandate (1)(2)

	April 30,
(in millions)	2016	% of Total	2015	% of Total	% Change
Equity(3)	$88,553	28%	$97,167	31%	-9%
Fixed income(4)	56,259	18%	49,690	16%	13%
Floating-rate income	32,773	10%	38,269	12%	-14%
Alternative	9,719	3%	10,582	4%	-8%
Portfolio implementation	66,132	21%	52,879	17%	25%
Exposure management	65,235	20%	62,459	20%	4%
Total	$318,671	100%	$311,046	100%	2%

(1)	Consolidated Eaton Vance Corp. See table on page 47 for managed assets and flows of 49 percent-owned Hexavest Inc., which are not included in the table above.
(2)	Assets under management for which we estimate fair value using significant unobservable inputs are not material to the total value of the assets we manage.
(3)	Includes balanced and multi-asset mandates.
(4)	Includes cash management mandates.

Equity assets under management included $30.7 billion and $32.3 billion of assets managed for after-tax returns on April 30, 2016 and 2015, respectively. Portfolio implementation assets under management included $44.1 billion and $35.0 billion of assets managed for after-tax returns on April 30, 2016 and 2015, respectively. Fixed income assets included $33.6 billion and $28.9 billion of municipal income assets on April 30, 2016 and 2015, respectively.

Consolidated Assets under Management by Investment Vehicle(1)

	April 30,
(in millions)	2016	% of Total	2015	% of Total	% Change
Open-end funds(2)	$72,486	23%	$80,474	26%	-10%
Private funds(3)	26,908	8%	26,465	9%	2%
Closed-end funds(4)	23,508	7%	25,222	8%	-7%
Institutional separate account assets	126,620	40%	115,942	37%	9%
High-net-worth separate account assets	24,565	8%	24,226	8%	1%
Retail managed separate account assets	44,584	14%	38,717	12%	15%
Total	$318,671	100%	$311,046	100%	2%

(1)	Consolidated Eaton Vance Corp. See table on page 47 for directly managed assets and flows of 49 percent-owned Hexavest Inc., which are not included in the table above.
(2)	Includes assets in NextShares funds.
(3)	Includes privately offered equity, fixed income and floating-rate income loan funds and CLO entities.
(4)	Includes unit investment trusts.

Consolidated Assets under Management by Investment Affiliate (1)

	April 30,		%
(in millions)	2016	2015	Change
Eaton Vance Management (2)	$139,534	$142,930	-2%
Parametric	160,935	149,656	8%
Atlanta Capital	18,202	18,460	-1%
Total	$318,671	$311,046	2%

(1)	Consolidated Eaton Vance Corp. See table on page 47 for managed assets and flows of 49 percent-owned Hexavest Inc., which are not included in the table above.
(2)	Includes managed assets of wholly owned subsidiaries and Eaton Vance-sponsored funds and accounts managed by Hexavest and unaffiliated third-party advisors under Eaton Vance supervision.

The following tables summarize our consolidated assets under management and asset flows by investment mandate and investment vehicle for the three and six months ended April 30, 2016 and 2015:

Consolidated Net Flows by Investment Mandate(1)

	Three Months Ended			Six Months Ended
	April 30,		%	April 30,		%
(in millions)	2016	2015	Change	2016	2015	Change
Equity assets - beginning of period(2)	$83,351	$92,966	-10%	$90,013	$96,379	-7%
Sales and other inflows	3,906	3,965	-1%	7,738	8,479	-9%
Redemptions/outflows	(4,170)	(4,432)	-6%	(8,563)	(9,504)	-10%
Net flows	(264)	(467)	-43%	(825)	(1,025)	-20%
Exchanges	(5)	24	NM (3)	8	59	-86%
Market value change	5,471	4,644	18%	(643)	1,754	NM
Equity assets - end of period	$88,553	$97,167	-9%	$88,553	$97,167	-9%
Fixed income assets - beginning of period(4)	52,756	47,417	11%	52,373	46,062	14%
Sales and other inflows	5,675	5,116	11%	10,607	8,628	23%
Redemptions/outflows	(3,090)	(2,511)	23%	(7,266)	(4,946)	47%
Net flows	2,585	2,605	-1%	3,341	3,682	-9%
Exchanges	17	5	240%	47	79	-41%
Market value change	901	(337)	NM	498	(133)	NM
Fixed income assets - end of period	$56,259	$49,690	13%	$56,259	$49,690	13%
Floating-rate income assets - beginning of period	32,676	38,648	-15%	35,619	42,009	-15%
Sales and other inflows	1,490	2,387	-38%	3,394	4,689	-28%
Redemptions/outflows	(2,719)	(3,433)	-21%	(6,148)	(8,388)	-27%
Net flows	(1,229)	(1,046)	17%	(2,754)	(3,699)	-26%
Exchanges	(14)	(21)	-33%	(50)	(126)	-60%
Market value change	1,340	688	95%	(42)	85	NM
Floating-rate income assets - end of period	$32,773	$38,269	-14%	$32,773	$38,269	-14%
Alternative assets - beginning of period	9,730	10,805	-10%	10,173	11,241	-10%
Sales and other inflows	614	782	-21%	1,834	1,629	13%
Redemptions/outflows	(743)	(1,069)	-30%	(1,952)	(2,207)	-12%
Net flows	(129)	(287)	-55%	(118)	(578)	-80%
Exchanges	(1)	(4)	-75%	2	(18)	NM
Market value change	119	68	75%	(338)	(63)	437%
Alternative assets - end of period	$9,719	$10,582	-8%	$9,719	$10,582	-8%
Portfolio implementation assets - beginning of period	58,920	48,538	21%	59,487	48,008	24%
Sales and other inflows	5,176	3,435	51%	10,944	6,098	79%
Redemptions/outflows	(2,379)	(1,799)	32%	(4,306)	(3,364)	28%
Net flows	2,797	1,636	71%	6,638	2,734	143%
Exchanges	(3)	-	NM	(14)	-	NM
Market value change	4,418	2,705	63%	21	2,137	-99%
Portfolio implementation assets - end of period	$66,132	$52,879	25%	$66,132	$52,879	25%
Exposure management assets - beginning of period	65,146	57,294	14%	63,689	54,036	18%
Sales and other inflows	10,938	14,523	-25%	23,867	31,556	-24%
Redemptions/outflows	(12,626)	(10,196)	24%	(22,749)	(24,482)	-7%
Net flows	(1,688)	4,327	NM	1,118	7,074	-84%
Market value change	1,777	838	112%	428	1,349	-68%
Exposure management assets - end of period	$65,235	$62,459	4%	$65,235	$62,459	4%
Total fund and separate account assets - beginning of period	302,579	295,668	2%	311,354	297,735	5%
Sales and other inflows	27,799	30,208	-8%	58,384	61,079	-4%
Redemptions/outflows	(25,727)	(23,440)	10%	(50,984)	(52,891)	-4%
Net flows	2,072	6,768	-69%	7,400	8,188	-10%
Exchanges	(6)	4	NM	(7)	(6)	17%
Market value change	14,026	8,606	63%	(76)	5,129	NM
Total assets under management - end of period	$318,671	$311,046	2%	$318,671	$311,046	2%

(1)	Consolidated Eaton Vance Corp. See table on page 47 for managed assets and flows of 49 percent-owned Hexavest Inc. which are not included in the table above.
(2)	Includes balanced and multi-asset mandates.
(3)	Not meaningful ("NM").
(4)	Includes cash management mandates.

Consolidated Net Flows by Investment Vehicle(1)

	Three Months Ended			Six Months Ended
	April 30,		%	April 30,		%
(in millions)	2016	2015	Change	2016	2015	Change
Fund assets - beginning of period(2)	$117,788	$129,552	-9%	$125,934	$134,564	-6%
Sales and other inflows	6,977	7,755	-10%	15,235	16,369	-7%
Redemptions/outflows	(6,842)	(8,390)	-18%	(16,555)	(19,129)	-13%
Net flows	135	(635)	NM	(1,320)	(2,760)	-52%
Exchanges	(6)	4	NM	(60)	185	NM
Market value change	4,985	3,240	54%	(1,652)	172	NM
Fund assets - end of period	$122,902	$132,161	-7%	$122,902	$132,161	-7%
Institutional separate account assets - beginning of period	120,197	107,547	12%	119,987	106,443	13%
Sales and other inflows	15,109	17,860	-15%	31,840	35,915	-11%
Redemptions/outflows	(14,735)	(12,501)	18%	(26,847)	(28,899)	-7%
Net flows	374	5,359	-93%	4,993	7,016	-29%
Exchanges	436	-	NM	420	(173)	NM
Market value change	5,613	3,036	85%	1,220	2,656	-54%
Institutional separate account assets - end of period	$126,620	$115,942	9%	$126,620	$115,942	9%
High-net-worth separate account assets - beginning of period	23,999	22,594	6%	24,516	22,235	10%
Sales and other inflows	1,417	1,166	22%	3,681	2,626	40%
Redemptions/outflows	(2,055)	(792)	159%	(3,194)	(1,413)	126%
Net flows	(638)	374	NM	487	1,213	-60%
Exchanges	(409)	(1)	NM	(339)	(95)	257%
Market value change	1,613	1,259	28%	(99)	873	NM
High-net-worth separate account assets - end of period	$24,565	$24,226	1%	$24,565	$24,226	1%
Retail managed account assets - beginning of period	40,595	35,975	13%	40,917	34,493	19%
Sales and other inflows	4,296	3,427	25%	7,628	6,169	24%
Redemptions/outflows	(2,095)	(1,757)	19%	(4,388)	(3,450)	27%
Net flows	2,201	1,670	32%	3,240	2,719	19%
Exchanges	(27)	1	NM	(28)	77	NM
Market value change	1,815	1,071	69%	455	1,428	-68%
Retail managed account assets - end of period	$44,584	$38,717	15%	$44,584	$38,717	15%
Total fund and separate account assets - beginning of period	302,579	295,668	2%	311,354	297,735	5%
Sales and other inflows	27,799	30,208	-8%	58,384	61,079	-4%
Redemptions/outflows	(25,727)	(23,440)	10%	(50,984)	(52,891)	-4%
Net flows	2,072	6,768	-69%	7,400	8,188	-10%
Exchanges	(6)	4	NM	(7)	(6)	17%
Market value change	14,026	8,606	63%	(76)	5,129	NM
Total assets under management - end of period	$318,671	$311,046	2%	$318,671	$311,046	2%

(1)	Consolidated Eaton Vance Corp. See table on page 47 for managed assets and flows of 49 percent-owned Hexavest Inc., which are not included in the table above.
(2)	Includes assets in cash management funds.

As of April 30, 2016, the Company’s 49 percent-owned affiliate Hexavest Inc. (“Hexavest”) managed $14.2 billion of client assets, down 9 percent from $15.6 billion of managed assets on April 30, 2015. Other than Eaton Vance-sponsored funds for which Hexavest is adviser or sub-adviser, the managed assets of Hexavest are not included in Eaton Vance consolidated totals.

The following table summarizes assets under management and asset flow information for Hexavest for the three and six months ended April 30, 2016 and 2015:

Hexavest Assets under Management and Net Flows

	Three Months Ended			Six Months Ended
	April 30,		%	April 30,		%
(in millions)	2016	2015	Change	2016	2015	Change
Eaton Vance distributed:
Eaton Vance sponsored funds - beginning of period(1)	$205	$234	-12%	$229	$227	1%
Sales and other inflows	5	3	67%	11	19	-42%
Redemptions/outflows	(4)	(4)	0%	(25)	(10)	150%
Net flows	1	(1)	NM	(14)	9	NM
Market value change	20	14	43%	11	11	0%
Eaton Vance sponsored funds - end of period	$226	$247	-9%	$226	$247	-9%
Eaton Vance distributed separate accounts - beginning of period(2)	2,344	1,999	17%	2,440	2,367	3%
Sales and other inflows	22	284	-92%	26	384	-93%
Redemptions/outflows	(25)	(3)	733%	(34)	(435)	-92%
Net flows	(3)	281	NM	(8)	(51)	-84%
Market value change	216	121	79%	125	85	47%
Eaton Vance distributed separate accounts - end of period	$2,557	$2,401	6%	$2,557	$2,401	6%
Total Eaton Vance distributed - beginning of period	2,549	2,233	14%	2,669	2,594	3%
Sales and other inflows	27	287	-91%	37	403	-91%
Redemptions/outflows	(29)	(7)	314%	(59)	(445)	-87%
Net flows	(2)	280	NM	(22)	(42)	-48%
Market value change	236	135	75%	136	96	42%
Total Eaton Vance distributed - end of period	$2,783	$2,648	5%	$2,783	$2,648	5%
Hexavest directly distributed - beginning of period(3)	10,533	12,749	-17%	11,279	14,101	-20%
Sales and other inflows	173	180	-4%	303	425	-29%
Redemptions/outflows	(442)	(683)	-35%	(771)	(2,024)	-62%
Net flows	(269)	(503)	-47%	(468)	(1,599)	-71%
Market value change	1,171	753	56%	624	497	26%
Hexavest directly distributed - end of period	$11,435	$12,999	-12%	$11,435	$12,999	-12%
Total Hexavest assets - beginning of period	13,082	14,982	-13%	13,948	16,695	-16%
Sales and other inflows	200	467	-57%	340	828	-59%
Redemptions/outflows	(471)	(690)	-32%	(830)	(2,469)	-66%
Net flows	(271)	(223)	22%	(490)	(1,641)	-70%
Market value change	1,407	888	58%	760	593	28%
Total Hexavest assets - end of period	$14,218	$15,647	-9%	$14,218	$15,647	-9%

(1)	Managed assets and flows of Eaton Vance-sponsored pooled investment vehicles for which Hexavest is adviser or sub-adviser. Eaton Vance receives management revenue (and in some cases also distribution revenue) on these assets, which are included in the Eaton Vance consolidated assets and flows.
(2)	Managed assets and flows of Eaton Vance-distributed separate accounts managed by Hexavest. Eaton Vance receives distribution revenue, but not investment advisory fees, on these assets, which are not included in the Eaton Vance consolidated assets and flows.
(3)	Managed assets and flows of pre-transaction Hexavest clients and post-transaction Hexavest clients in Canada. Eaton Vance receives no investment advisory or distribution revenue on these assets, which are not included in the Eaton Vance consolidated assets and flows.

Consolidated average assets under management presented in the following tables are derived by averaging the beginning and ending assets of each month over the period. These tables are intended to provide information useful in the analysis of our asset-based revenue and distribution expenses. Separate account investment advisory fees are generally calculated as a percentage of either beginning, average or ending quarterly assets. Fund investment advisory, administrative, distribution and service fees, as well as certain expenses, are generally calculated as a percentage of average daily assets.

Consolidated Average Assets under Management by Investment Mandate

	Three Months Ended			Six Months Ended
	April 30,		%	April 30,		%
(in millions)	2016	2015	Change	2016	2015	Change
Equity(1)	$85,896	$95,747	-10%	$87,252	$95,771	-9%
Fixed income(2)	54,307	48,296	12%	53,466	47,460	13%
Floating-rate income	32,475	38,467	-16%	33,409	39,552	-16%
Alternative	9,707	10,780	-10%	9,887	10,892	-9%
Portfolio implementation	62,134	51,063	22%	61,218	50,019	22%
Exposure management	65,003	59,061	10%	64,601	57,436	12%
Total	$309,522	$303,414	2%	$309,833	$301,130	3%

(1)	Includes balanced and multi-asset mandates.
(2)	Includes cash management mandates.

Consolidated Average Assets under Management by Investment Vehicle

	Three Months Ended			Six Months Ended
	April 30,		%	April 30,		%
(in millions)	2016	2015	Change	2016	2015	Change
Open-end funds(1)	$70,358	$79,900	-12%	$71,661	$80,798	-11%
Private funds(2)	26,116	26,283	-1%	26,294	26,214	0%
Closed-end funds(3)	23,223	25,212	-8%	23,669	25,258	-6%
Institutional account assets	123,123	110,882	11%	121,978	109,227	12%
High-net-worth account assets	24,190	23,562	3%	24,288	23,129	5%
Retail managed account assets	42,512	37,575	13%	41,943	36,504	15%
Total	$309,522	$303,414	2%	$309,833	$301,130	3%

(1)	Includes NextShares funds.
(2)	Includes privately offered equity, fixed income and floating-rate bank loan funds and CLO entities.
(3)	Includes unit investment trusts.

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

We define adjusted net income attributable to Eaton Vance Corp. shareholders and adjusted earnings per diluted share as net income attributable to Eaton Vance Corp. shareholders and earnings per diluted share, respectively, adjusted to exclude changes in the estimated redemption value of non-controlling interests in our affiliates redeemable at other than fair value (“non-controlling interest value adjustments”), closed-end fund structuring fees, payments to end service and additional compensation arrangements in place for certain Eaton Vance closed-end funds and other items management deems non-recurring or non-operating in nature, or otherwise outside of the ordinary course of business (such as the impact of special dividends, costs associated with the extinguishment of debt and tax settlements) in each respective period, as applicable. Adjusted net income attributable to Eaton Vance Corp. shareholders and adjusted earnings per diluted share should not be construed to be a substitute for, or superior to, net income attributable to Eaton Vance Corp. shareholders and earnings per diluted share computed in accordance with U.S. GAAP. We provide disclosures of adjusted net income attributable to Eaton Vance Corp. shareholders and adjusted earnings per diluted share to reflect the fact that our management and Board of Directors, as well as our outside investors, consider these adjusted numbers a measure of the Company’s underlying operating performance. Management believes adjusted net income and adjusted earnings per diluted share are important indicators of our operations because they exclude items that may not be indicative of, or are unrelated to, our core operating results, and may provide a better baseline for analyzing trends in our underlying business.

The following table provides a reconciliation of net income attributable to Eaton Vance Corp. shareholders and earnings per diluted share to adjusted net income attributable to Eaton Vance Corp. shareholders and adjusted earnings per diluted share, respectively, for the three and six months ended April 30, 2016 and 2015:

	Three Months Ended			Six Months Ended
	April 30,		%	April 30,		%
(in thousands, except per share data)	2016	2015	Change	2016	2015	Change
Net income attributable to Eaton Vance Corp. shareholders	$54,967	$70,384	-22%	$113,353	$99,387	14%
Non-controlling interest value adjustments(1)	-	(3)	NM	133	197	-32%
Payments to end certain closed-end fund service and additional compensation arrangements, net of tax(2)	-	-	-	-	44,895	NM
Adjusted net income attributable to Eaton Vance Corp. shareholders	$54,967	$70,381	-22%	$113,486	$144,479	-21%

Earnings per diluted share	$0.48	$0.58	-17%	$0.99	$0.82	21%
Payments to end certain closed-end fund service and additional compensation arrangements, net of tax(2)	-	-	-	-	0.37	NM
Adjusted earnings per diluted share	$0.48	$0.58	-17%	$0.99	$1.19	-17%

(1)	Please see page 58, "Net Income Attributable to Non-controlling and Other Beneficial Interests," for a further discussion of the non-controlling interest value adjustments referenced above.
(2)	Reflects a $73.0 million payment to end certain fund service and additional compensation arrangements for certain Eaton Vance closed-end funds, net of the associated impact to taxes of $28.1 million. See page 54 for further discussion.

We reported net income attributable to Eaton Vance Corp. shareholders of $55.0 million, or $0.48 per diluted share, in the second quarter of fiscal 2016 compared to net income attributable to Eaton Vance Corp. shareholders of $70.4 million, or $0.58 per diluted share, in the second quarter of fiscal 2015. As outlined in the table above, adjusted net income attributable to Eaton Vance Corp. shareholders and adjusted earnings per diluted share were consistent with GAAP earnings. The change in net income attributable to Eaton Vance Corp. shareholders can be primarily ascribed to the following:

•	A decrease in revenue of $28.4 million, or 8 percent, primarily reflecting lower average managed assets in higher-fee floating-rate income, alternative and equity mandates, partially offset by growth in lower-fee exposure management, portfolio implementation and laddered bond mandates.
•	A decrease in expenses of $1.9 million, or 1 percent, primarily reflecting decreases in distribution, service fee and fund-related expenses, offset by modest increases in compensation, amortization of deferred sales commissions and other operating expenses.
•	A $3.4 million improvement in gains (losses) and other investment income, net, primarily reflecting increases in net gains recognized on our seed capital portfolio partially offset by an increase in foreign currency losses.
•	A $9.4 million improvement in income (expense) of the Company’s consolidated collateralized loan obligation (“CLO”) entities, reflecting an increase in gains and other investment income offset by an increase in interest expense.
•	A decrease in income taxes of $7.7 million, or 18 percent reflecting the decrease in the Company’s income before taxes. Consolidated CLO entity income that is allocated to other beneficial interest holders is not subject to tax in the Company’s provision.
•	A decrease in equity in net income of affiliates, net of tax, of $0.6 million, primarily reflecting modest decreases in the Company’s net interest in the earnings of Hexavest and a private equity partnership.
•	A $9.0 million increase in net income attributable to non-controlling and other beneficial interest holders, primarily reflecting an increase in net income of the Company’s consolidated CLO entities attributable to other beneficial interest holders.

Weighted average diluted shares outstanding decreased by 6.1 million shares, or 5 percent, in the second quarter of fiscal 2016 from the second quarter of fiscal 2015. The decrease primarily reflects shares repurchased over the last twelve months and a decrease in the dilutive effect of in-the-money options.

We reported net income attributable to Eaton Vance Corp. shareholders of $113.4 million, or $0.99 per diluted share, in the first six months of fiscal 2016 compared to net income attributable to Eaton Vance Corp. shareholders of $99.4 million, or $0.82 per diluted share, in the first six months of fiscal 2015. We reported adjusted net income attributable to Eaton Vance Corp. shareholders of $113.5 million, or $0.99 adjusted earnings per diluted share, in the first six months of fiscal 2016 compared to adjusted net income attributable to Eaton Vance Corp. shareholders of $144.5 million, or $1.19 adjusted earnings per diluted share, in the first six months of fiscal 2015. The change in net income attributable to Eaton Vance Corp. shareholders can be primarily attributed to the following:

•	A decrease in revenue of $51.7 million, or 7 percent, primarily reflecting lower average managed assets in higher-fee floating-rate income, alternative and equity mandates, partially offset by growth in lower-fee exposure management, portfolio implementation and laddered bond mandates.
•	A decrease in expenses of $75.4 million, or 14 percent, primarily reflecting the payment of $73.0 million to terminate certain closed-end fund service and additional compensation arrangements in the first quarter of fiscal 2015. Excluding this payment, expenses were substantially unchanged, reflecting decreases in distribution, service fee and fund-related expenses, offset by increases in compensation, amortization of deferred sales commissions and other operating expenses.
•	A $3.5 million improvement in gains (losses) and other investment income, net, due to an improvement in gains recognized on our seed capital portfolio offset by a decrease in interest and other income and an increase in foreign currency losses.
•	A $10.8 million improvement in income (expense) of the Company’s consolidated CLO entities, reflecting an increase in gains and other investment income offset by an increase in interest expense.
•	An increase in income taxes of $12.3 million, or 20 percent, reflecting the increase in the Company’s income before taxes.

•	A decrease in equity in net income of affiliates, net of tax, of $1.2 million, primarily reflecting a decrease in the Company’s proportionate net interest in earnings of sponsored funds accounted for under the equity method, a decrease in the Company’s net interest in the earnings of Hexavest and a decrease in the Company’s net income of a private equity partnership.
•	An increase in net income attributable to non-controlling and other beneficial interest holders of $10.3 million, primarily reflecting an increase in net income attributable to non-controlling interest holders of the Company’s consolidated CLO entities.

Weighted average diluted shares outstanding decreased by 5.2 million shares, or 4 percent, in the first six months of fiscal 2016 over the first six months of fiscal 2015. The decrease primarily reflects shares repurchased over the last twelve months and a decrease in the dilutive effect of in-the-money options, partially offset by the exercise of employee stock options and the vesting of restricted stock.

Revenue

Our revenue declined by $28.4 million, or 8 percent, and by $51.7 million, or 7 percent, in the second quarter and first six months of fiscal 2016 from the same periods a year earlier, respectively, reflecting decreases in investment advisory and administrative fees, distribution and underwriter fees, service fees and other revenue. Investment advisory and administrative fees declined despite a 2 percent and 3 percent increase in average consolidated assets under management in the second quarter and first six months of fiscal 2016, respectively, as the revenue impact of growth in lower-fee rate exposure management, portfolio implementation and laddered bond mandates was more than offset by lower average assets in higher-fee floating-rate income, alternative and equity mandates.

The following table shows our investment advisory and administrative fees, distribution and underwriter fees, service fees and other revenue for the three and six months ended April 30, 2016 and 2015:

	Three Months Ended			Six Months Ended
	April 30,		%	April 30,		%
(in thousands)	2016	2015	Change	2016	2015	Change
Investment advisory and administrative fees	$276,883	$300,624	-8%	$559,925	$602,437	-7%
Distribution and underwriter fees	18,275	20,048	-9%	37,333	41,084	-9%
Service fees	25,794	28,461	-9%	53,053	58,308	-9%
Other revenue	2,338	2,531	-8%	4,535	4,765	-5%
Total revenue	$323,290	$351,664	-8%	$654,846	$706,594	-7%

Investment advisory and administrative fees

The decrease in investment advisory and administrative fees in the second quarter and first six months of fiscal 2016 from the same periods a year earlier can be primarily attributed to a shift in asset mix driven by the loss of assets in higher-fee investment mandates and growth in assets in lower-fee investment mandates. Our effective investment advisory and administrative fee rate, excluding performance-based fees, declined to 35.8 basis points and 36.1 basis points in the second quarter and first six months of fiscal 2016, respectively, from 39.6 basis points and 40.0 basis points in the second quarter and first six months of fiscal 2015, respectively.

Average annualized effective investment advisory and administrative fee rates, excluding performance-based fees, for the three and six months ended April 30, 2016 and 2015 by investment mandate were as follows:

	Three Months Ended			Six Months Ended
	April 30,		%	April 30,		%
(in basis points on average managed assets)	2016	2015	Change	2016	2015	Change
Equity	62.5	63.6	-2%	62.3	63.8	-2%
Fixed income	39.6	42.8	-7%	40.2	43.4	-7%
Floating-rate income	51.4	52.3	-2%	51.7	52.9	-2%
Alternative	62.4	61.6	1%	62.8	62.8	0%
Portfolio implementation	14.9	17.1	-13%	15.1	15.8	-4%
Exposure management	5.4	5.5	-2%	5.3	5.4	-2%
Average effective investment advisory and administrative fee rate	35.8	39.6	-10%	36.1	40.0	-10%

Performance-based fees were negligible in both the second quarter of fiscal 2016 and 2015 and contributed $0.1 million in both the first six months of fiscal 2016 and 2015.

Distribution and underwriter fees

The following table shows the total distribution payments with respect to our Class A, Class B, Class C, Class N, Class R and private equity funds for the three and six months ended April 30, 2016 and 2015:

	Three Months Ended			Six Months Ended
	April 30,		%	April 30,		%
(in thousands)	2016	2015	Change	2016	2015	Change
Class A	$159	$207	-23%	$334	$485	-31%
Class B	340	562	-40%	737	1,206	-39%
Class C	14,527	15,972	-9%	29,856	32,534	-8%
Class N	21	33	-36%	46	83	-45%
Class R	316	290	9%	637	575	11%
Private funds	1,073	1,169	-8%	2,129	2,257	-6%
Total distribution plan payments	$16,436	$18,233	-10%	$33,739	$37,140	-9%

Distribution plan payments fluctuate with both the level of average assets under management and sales of sponsored funds and fund share classes that are subject to these fees.

Underwriter fees and other distribution income were $1.8 million in the second quarter of fiscal 2016, a decrease of 2 percent over the same period a year earlier, primarily reflecting a decrease in contingent deferred sales charges received on certain Class A share redemptions.

Underwriter fees and other distribution income were $3.4 million in the first six months of fiscal 2016, a decrease of 14 percent over the same period a year earlier, primarily reflecting a decrease of $0.4 million in contingent deferred sales charges received on certain Class A share redemptions.

Service fees

Service fee revenue decreased 9 percent in both the second quarter and first six months of fiscal 2016 from the same periods a year earlier, primarily reflecting a decrease in average assets under management in certain classes of funds subject to service fees.

Other revenue

Other revenue, which consists primarily of sub-transfer agent fees, miscellaneous dealer income, custody fees, Hexavest-related distribution and service revenue, and sub-lease income, decreased 8 percent in the second quarter of fiscal 2016 over the second quarter of fiscal 2015 and decreased 5 percent in the first six months of fiscal 2016 over the same period a year earlier, primarily reflecting a decrease in Hexavest-related revenue.

Expenses

Operating expenses decreased by 1 percent, or $1.9 million, in the second quarter of fiscal 2016 from the same period a year earlier, reflecting increases in compensation, amortization of deferred sales commissions and other operating expenses, offset by decreased distribution, service fee and fund-related expenses. Expenses in connection with the Company’s NextShares initiative totaled approximately $1.9 million in the second quarter of fiscal 2016 compared to $1.8 million in the second quarter of fiscal 2015.

Operating expenses decreased by 14 percent, or $75.4 million, in the first six months of fiscal 2016 from the same period a year earlier, reflecting increases in compensation, amortization of deferred sales commissions and other operating expenses, offset by decreased distribution, service fee and fund-related expenses. Included in distribution expense for the first six months of fiscal 2015 is a one-time payment of $73.0 million to terminate certain closed-end fund service and additional compensation arrangements with a distribution partner. Expenses in connection with the Company’s NextShares initiative totaled approximately $3.6 million in the first six months of fiscal 2016 compared to $3.1 million in the first six months of fiscal 2015.

The following table shows our operating expenses for the three and six months ended April 30, 2016 and 2015:

	Three Months Ended			Six Months Ended
	April 30,		%	April 30,		%
(in thousands)	2016	2015	Change	2016	2015	Change
Compensation and related costs:
Cash compensation	$103,049	$103,451	0%	$207,298	$206,333	0%
Stock-based compensation	18,470	16,624	11%	36,731	33,934	8%
Total compensation and related costs	121,519	120,075	1%	244,029	240,267	2%
Distribution expense	28,239	30,082	-6%	56,722	136,349	-58%
Service fee expense	23,610	26,358	-10%	48,205	54,138	-11%
Amortization of deferred sales commissions	3,957	3,692	7%	8,001	7,420	8%
Fund-related expenses	8,031	8,932	-10%	17,194	17,638	-3%
Other expenses	42,166	40,304	5%	84,302	78,001	8%
Total expenses	$227,522	$229,443	-1%	$458,453	$533,813	-14%

Compensation and related costs

The following table shows our compensation and related costs for the three and six months ended April 30, 2016 and 2015:

	Three Months Ended			Six Months Ended
	April 30,		%	April 30,		%
(in thousands)	2016	2015	Change	2016	2015	Change
Base salaries and employee benefits	$56,526	$53,907	5%	$113,183	$108,933	4%
Stock-based compensation	18,470	16,624	11%	36,731	33,934	8%
Operating income-based incentives	30,460	33,148	-8%	61,830	65,984	-6%
Sales incentives	14,510	15,607	-7%	28,480	30,018	-5%
Long-term performance-based incentives	(224)	-	NM	4	-	NM
Other compensation expense	1,777	789	125%	3,801	1,398	172%
Total	$121,519	$120,075	1%	$244,029	$240,267	2%

The increase in base salaries and employee benefits in the second quarter of fiscal 2016 from the same period a year earlier primarily reflects an increase in base and stock-based compensation associated with a 3 percent increase in average headcount and annual merit increases, and the corresponding increases in employee benefits and payroll taxes. The decline in operating-income based incentives reflects a decrease in pre-bonus adjusted operating income offset by a modest increase in the bonus accrual rate. The decrease in sales incentives primarily reflects lower gross sales of products on which sales-based incentives are paid. The increase in other compensation is related to employee recruiting and terminations.

The increase in base salaries and employee benefits in the first six months of fiscal 2016 from the same period a year earlier primarily reflects an increase in base and stock-based compensation associated with a 3 percent increase in average headcount and annual merit increases and the corresponding increases in employee benefits and taxes. The decline in operating-income based incentives year-over-year reflects a decrease in pre-bonus adjusted operating income offset by a modest increase in the bonus accrual rates. Sales incentives decreased primarily due to a decrease in compensation-eligible sales. Other compensation expense increased due to an increase in employee recruiting and terminations.

Distribution expense

The following table shows our distribution expense for the three and six months ended April 30, 2016 and 2015:

	Three Months Ended			Six Months Ended
	April 30,		%	April 30,		%
(in thousands)	2016	2015	Change	2016	2015	Change
Class A share commissions	$451	$818	-45%	$996	$1,397	-29%
Class C share distribution fees	12,160	13,174	-8%	24,889	26,843	-7%
Payments to end certain fund service and additional compensation arrangements	-	-	-	-	73,000	NM
Closed-end fund dealer compensation payments	923	1,025	-10%	1,911	4,519	-58%
Intermediary marketing support payments	9,483	10,429	-9%	19,180	21,378	-10%
NextShares distribution fees	15	-	NM	15	-	NM
Discretionary marketing expenses	5,207	4,636	12%	9,731	9,212	6%
Total	$28,239	$30,082	-6%	$56,722	$136,349	-58%

The decrease in Class A share commissions in the second quarter and first six months of fiscal 2016 from the same periods a year earlier reflects a decline in Class A fund sales on which we pay commissions. The decrease in Class C share distribution fees in the second quarter and first six months of fiscal 2016 reflects lower Class C share assets held more than one year. As noted above, distribution expense for the first six months of fiscal 2015 includes a one-time payment of $73.0 million to terminate certain closed-end fund service and additional compensation arrangements with a distribution partner pursuant to which we were obligated to make recurring payments over time based on the assets of the respective closed-end funds. The decrease in closed-end fund dealer compensation payments in the second quarter and first six months of fiscal 2016 compared to the same periods a year ago reflects the impact of the termination of the service and additional compensation arrangements described above. The decrease in marketing expenses associated with intermediary marketing support payments to our distribution partners reflects lower average assets subject to those arrangements. The increase in discretionary marketing expenses primarily reflects an increase in the use of outside agencies.

Service fee expense

Service fee expense decreased by 10 percent, or $2.7 million, in the second quarter of fiscal 2016 from the same quarter a year earlier, reflecting a decrease in average fund assets retained more than one year in funds and share classes that are subject to service fees. Service fee expense decreased 11 percent, or $5.9 million, in the first six months of fiscal 2016 versus the same period a year earlier for the same reason.

Amortization of deferred sales commissions

Amortization expense increased 7 percent, or $0.3 million, in the second quarter of fiscal 2016 from the same period a year earlier, reflecting decreases in Class B share and Class C share amortization expense offset by increases in private fund amortization expense. In the second quarter of fiscal 2016, 63 percent of total amortization related to Class C shares, 5 percent to Class B shares and 32 percent to private funds. In the second quarter of fiscal 2015, 70 percent of total amortization related to Class C shares, 9 percent to Class B shares and 21 percent to private funds.

Amortization expense increased 8 percent, or $0.6 million, in the first six months of fiscal 2016 compared to the same period a year earlier, reflecting a decrease in average Class B share and Class C share amortization expense offset by an increase in private fund share amortization expense.

Fund-related expenses

Fund-related expenses decreased 10 percent, or $0.9 million, in the second quarter of fiscal 2016 from the same period a year earlier and decreased 3 percent, or $0.4 million, in the first six months of fiscal 2016 from the same period a year earlier. The decrease in the second quarter of fiscal 2016, reflects a decrease in other expenses borne by the Company on funds in which it earns an all-in fee and a decrease in sub-advisory expenses related to Company-sponsored funds managed by unaffiliated sub-advisors, partially offset by an increase in fund subsidies. The decrease in the first six months of fiscal 2016 primarily reflects a decrease in sub-advisory expenses related to Company-sponsored funds managed by unaffiliated sub-advisers, offset by an increase in fund subsidies.

Other expenses

The following table shows our other expense for the three and six months ended April 30, 2016 and 2015:

	Three Months Ended			Six Months Ended
	April 30,		%	April 30,		%
(in thousands)	2016	2015	Change	2016	2015	Change
Information technology	$17,467	$16,849	4%	$35,222	$33,009	7%
Facilities-related	10,116	9,839	3%	20,699	20,346	2%
Travel	4,296	3,893	10%	8,029	7,588	6%
Professional services	3,557	2,962	20%	6,592	5,128	29%
Communications	1,288	1,478	-13%	2,670	2,730	-2%
Other corporate expense	5,442	5,283	3%	11,090	9,200	21%
Total	$42,166	$40,304	5%	$84,302	$78,001	8%

The increase in information technology expense in the second quarter of fiscal 2016 from the same quarter a year ago can be attributed to an increase in software maintenance fees offset by decreases in software licensing fees and market data costs. The increase in facilities-related expenses over the same period can be attributed to an increase in depreciation expense. The increase in travel expense over the same period can be attributed to an increase in travel activity. The increase in professional services expense is attributable to increases in corporate consulting engagements (including engagements related to our NextShares initiative) and recruiting costs offset by decreases in external legal costs. The increase in other corporate expenses primarily reflects an increase in other corporate taxes.

The increase in information technology expense in the first six months of fiscal 2016 from the same period a year earlier can be attributed to increases in project-related consulting and software maintenance fees offset by lower software license fees. The increase in facilities-related expenses can be primarily attributed to an increase in rental operating expenses and real estate taxes. The higher travel expense can be attributed to an increase in travel activity. The increase in professional services expense can be attributed primarily to increases in corporate consulting engagements (including engagement related to our NextShares initiative) and recruiting costs offset by decreases in external legal costs. The increase in other corporate expenses reflects an increase in other corporate taxes and higher professional development expense.

Non-operating Income (Expense)

The main categories of non-operating income (expense) for the three and six months ended April 30, 2016 and 2015 are as follows:

	Three Months Ended			Six Months Ended
	April 30,		%	April 30,		%
(in thousands)	2016	2015	Change	2016	2015	Change
Gains and other investment income, net	$3,789	$347	992%	$6,629	$3,149	111%
Interest expense	(7,340)	(7,337)	0%	(14,682)	(14,673)	0%
Other income (expense) of consolidated CLO entities:
Gains and other investment income, net	13,908	2,212	529%	17,187	3,513	389%
Interest expense	(2,878)	(611)	371%	(4,714)	(1,805)	161%
Total non-operating income (expense)	$7,479	$(5,389)	NM	$4,420	$(9,816)	NM

Gains (losses) and other investment income, net, improved by $3.4 million in the second quarter of fiscal 2016 from the same period a year earlier, primarily reflecting increases in net gains on investments of $3.3 million and an increase in net interest earned of $1.0 million offset by an increase in foreign currency losses of $0.9 million. In the second quarter of fiscal 2016, we recognized $0.8 million of net gains related to our seed capital investments and associated hedges, compared to a net loss of $2.5 million in the second quarter of fiscal 2015.

Gains (losses) and other investment income, net, improved by $3.5 million in the first six months of fiscal 2016 compared to the same period a year earlier, primarily reflecting an increase of $4.5 million in net gains on investments offset by a decrease of $0.3 million in interest income earned and an increase of $0.7 million in foreign currency losses. In the first six months of fiscal 2016 we recognized $1.4 million of net gains related to our seed capital investments and associated hedges, compared to net losses of $3.2 million in the first six months of fiscal 2015.

Interest expense was unchanged in both periods presented, reflecting consistent levels of interest on our fixed senior notes.

Net income of our consolidated CLO entities totaled $11.0 million and $12.5 million in the second quarter and first six months of fiscal 2016, respectively. Approximately $10.8 million and $12.7 million of consolidated CLO entity net gains were included in net income attributable to non-controlling and other beneficial interests, reflecting third-party note holders’ proportionate interests in the net income of the entity in the second quarter and first six months of fiscal 2016, respectively. Net income attributable to Eaton Vance Corp. shareholders included $0.2 million and ($0.3) million of net income (loss) associated with the consolidated CLO entity for the second quarter and first six months of fiscal 2016, respectively, representing management fees earned by the Company, offset by the Company’s proportionate interest in net losses of the CLO entity.

Income Taxes

Our effective tax rate, calculated as income taxes as a percentage of income before income taxes and equity in net income of affiliates, was 35.0 percent and 36.4 percent in the second quarter and first six months of fiscal 2016, respectively, compared to 37.6 percent and 37.2 percent in the second quarter and first six months of fiscal 2015, respectively. Excluding the effect of the consolidated CLO entities’ net income (losses) allocated to other beneficial interest holders, our effective tax rate would have been 38.7 percent and 38.6 percent in the second quarter and first six months of fiscal 2016, respectively, and 38.0 percent and 37.5 percent in the second quarter and first six months of fiscal 2015, respectively.

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

Equity in Net Income of Affiliates, Net of Tax

Equity in net income of affiliates, net of tax, for the second quarter and first six months of fiscal 2016 primarily reflects our 49 percent equity interest in Hexavest and our seven percent minority equity interest in a private equity partnership managed by a third party. Equity in net income of affiliates, net of tax, was $2.4 million and $4.9 million in the second quarter and first six months of fiscal 2016, respectively, and $3.0 million and $6.1 million in the respective periods a year earlier.

The following table summarizes the components of equity in net income of affiliates, net of tax, for the three and six months ended April 30, 2016 and 2015:

	Three Months Ended			Six Months Ended
	April 30,		%	April 30,		%
(in thousands)	2016	2015	Change	2016	2015	Change
Investments in sponsored funds, net of tax	$-	$(43)	NM	$-	$100	NM
Investment in private equity partnership, net of tax	163	359	-55%	179	416	-57%
Investment in Hexavest, net of tax and amortization	2,214	2,641	-16%	4,707	5,587	-16%
Total	$2,377	$2,957	-20%	$4,886	$6,103	-20%

Net Income Attributable to Non-controlling and Other Beneficial Interests

The following table summarizes the components of net income attributable to non-controlling and other beneficial interests for the three and six months ended April 30, 2016 and 2015:

	Three Months Ended			Six Months Ended
	April 30,		%	April 30,		%
(in thousands)	2016	2015	Change	2016	2015	Change
Consolidated sponsored funds	$(493)	$(315)	57%	$16	$199	-92%
Majority-owned subsidiaries	(3,206)	(3,903)	-18%	(6,516)	(7,676)	-15%
Non-controlling interest value adjustments(1)	-	3	NM	(133)	(197)	-32%
Consolidated CLO entities	(10,789)	(1,294)	734%	(12,701)	(1,341)	847%
Net income attributable to non-controlling and other beneficial interests	$(14,488)	$(5,509)	163%	$(19,334)	$(9,015)	114%

(1)	Relates to non-controlling interests redeemable at other than fair value.

Net income attributable to non-controlling and other beneficial interests is not adjusted for taxes due to the underlying tax status of our consolidated subsidiaries, which are treated as partnerships or other pass-through entities for tax purposes.

Changes in Financial Condition, Liquidity and Capital Resources

The assets and liabilities of our consolidated CLO entity do not affect our liquidity or capital resources. The collateral assets of our consolidated CLO entity are held solely to satisfy the obligations of the entity and we have no right to these assets beyond our direct investment in, and management fees generated from, the entity both of which are eliminated in consolidation. The note holders of this CLO entity have no recourse to the general credit of the Company. As a result, the assets and liabilities of our consolidated CLO entity are excluded from the discussion of liquidity and capital resources below.

The following table summarizes certain key financial data relating to our liquidity and capital resources on April 30, 2016 and October 31, 2015 and uses of cash for the six months ended April 30, 2016 and 2015:

Balance Sheet and Cash Flow Data

	April 30,	October 31,
(in thousands)	2016	2015

Balance sheet data:
Assets:
Cash and cash equivalents	$351,161	$465,558
Investment advisory fees and other receivables	169,352	187,753
Total liquid assets	$520,513	$653,311

Investments	$532,413	$507,020

Liabilities:
Debt	$573,889	$573,811

	Six Months Ended
	April 30,
(in thousands)	2016	2015

Cash flow data:
Operating cash flows	$173,847	$19,453
Investing cash flows	(96,901)	43,041
Financing cash flows	(191,738)	(183,308)

Liquidity and Capital Resources

Liquid assets consist of cash and cash equivalents and investment advisory fees and other receivables. Cash and cash equivalents consist of cash and short-term, highly liquid investments that are readily convertible to cash. Investment advisory fees and other receivables primarily represent receivables due from sponsored funds and separately managed accounts for investment advisory and distribution services provided. Liquid assets represented 34 percent and 40 percent of total assets on April 30, 2016 and October 31, 2015, respectively, excluding those assets identified as assets of the Company’s consolidated CLO entity. Not included in the liquid asset amounts are $81.5 million and $77.4 million of highly liquid short-term debt securities with remaining maturities between three and twelve months at April 30, 2016 and October 31, 2015, respectively, which are included in Investments on our Consolidated Balance Sheets. Our seed investments in consolidated funds and separate accounts are not treated as liquid assets because they may be longer term in nature.

The $132.8 million decrease in liquid assets in the first six months of fiscal 2016 primarily reflects the payment of $60.2 million of dividends to shareholders, the repurchase of $144.1 million of Non-Voting Common Stock, the payment of $15.6 million to acquire additional interests in Atlanta Capital and Parametric, the issuance of a $5.0 million note receivable to our affiliate Hexavest, a $10.1 million contingent payment related to the Company’s acquisition of the Tax Advantaged Bond Strategies (“TABS”) business, the addition of $5.3 million in equipment and leasehold improvements, offset by proceeds from the issuance of Non-Voting Common Stock of $25.9 million, $8.7 million net sales of investments classified as available-for-sale and net cash provided by operating activities of $173.8 million.

On April 30, 2016, our debt consisted of $250 million in aggregate principal amount of 2017 Senior Notes and $325 million in aggregate principal amount of 2023 Senior Notes. We also maintain a $300 million unsecured revolving credit facility with several banks that expires on October 21, 2019. The facility provides that we may borrow at LIBOR-based rates of interest that vary depending on the level of usage of the facility and our credit ratings. The agreement contains financial covenants with respect to leverage and interest coverage and requires us to pay an annual commitment fee on any unused portion. We had no borrowings under our revolving credit facility at April 30, 2016 or at any point during the first six months of fiscal 2016. We were in compliance with all debt covenants as of April 30, 2016.

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

Recoverability of our Investments

Our $532.4 million of investments as of April 30, 2016 consisted of our 49 percent equity interest in Hexavest, positions in Company-sponsored funds and separate accounts entered into for investment and business development purposes, and certain other investments held directly by the Company. Investments in Company-sponsored funds and separate accounts and direct investments by the Company are generally in liquid debt or equity securities and are carried at fair market value. We test our investments, other than equity method investments, for impairment on a quarterly basis. We evaluate our investments in non-consolidated CLO entities and investments classified as available-for-sale for impairment using quantitative factors, including how long the investment has been in a net unrealized loss position, and qualitative factors, including the credit quality of the underlying issuer and our ability and intent to continue holding the investment. If markets deteriorate in the quarters ahead, our assessment of impairment on a quantitative basis may lead us to impair investments in future quarters that were in an unrealized loss position at April 30, 2016.

We test our investments in equity method investees, goodwill and indefinite-lived intangible assets in the fourth quarter of each fiscal year and as facts and circumstances indicate that additional analysis is warranted. There have been no significant changes in financial condition in the first six months of fiscal 2016 that would indicate that an impairment loss exists at April 30, 2016.

We periodically review our deferred sales commissions and identifiable intangible assets for impairment as events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. There have been no significant changes in financial condition in the first six months of fiscal 2016 that would indicate that an impairment loss exists at April 30, 2016.

Operating Cash Flows

Cash provided by operating activities totaled $173.8 million in the first six months of fiscal 2016, an increase of $154.4 million from cash provided by operating activities of $19.5 million in the first six months of fiscal 2015. The increase in net cash provided by operating activities year-over-year primarily reflects an increase in net cash provided by the operating activities of our consolidated CLO entities, a decrease in the net purchase of trading securities and an increase in deferred income taxes offset by a decrease in the timing differences in the cash settlements of our other assets and liabilities.

Investing Cash Flows

Cash used for investing activities totaled $96.9 million in the first six months of fiscal 2016 compared to cash provided by investing activities of $43.0 million in the first six months of fiscal 2015. The increase in cash used for investing activities year-over-year can be primarily attributed to a decrease of $107.6 million in the net proceeds from the sales, maturities and purchases of consolidated CLO entity investments, the issuance of a $5.0 million term loan to our affiliate Hexavest, a decrease of $26.3 million in the net proceeds from sales and purchases of available-for-sale securities and a $1.0 million increase in the payment to the sellers of the TABS business.

Financing Cash Flows

Cash used for financing activities totaled $191.7 million in the first six months of fiscal 2016 compared to $183.3 million in the first six months of fiscal 2015. In the first six months of fiscal 2016 we paid $15.6 million to acquire additional interests in Atlanta Capital and Parametric, we repurchased and retired approximately 4.4 million shares of our Non-Voting Common Stock for $144.1 million under our authorized repurchase programs, and issued 2.3 million shares of our Non-Voting Common Stock in connection with the grant of restricted share awards, the exercise of stock options and other employee stock purchases for total proceeds of $25.9 million. As of April 30, 2016, we have authorization to purchase an additional 5.9 million shares under our current share repurchase authorization and anticipate that future repurchases will continue to be an ongoing use of cash. Our dividends per share were $0.53 in the first six months of fiscal 2016, compared to $0.50 per share in the first six months of fiscal 2015. We currently expect to declare and pay comparable regular dividends on our Voting and Non-Voting Common Stock on a quarterly basis.

Contractual Obligations

We have future obligations under various contracts relating to debt, interest payments and operating leases. During the six months ended April 30, 2016, there were no material changes to our contractual obligations as previously reported in our Annual Report on Form 10-K for the year ended October 31, 2015.

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

We have presented all redeemable non-controlling interests at redemption value on our Consolidated Balance Sheet as of April 30, 2016. We have recorded the current quarter change in the estimated redemption value of non-controlling interests redeemable at fair value as a component of additional paid-in capital and have recorded the current quarter change in the estimated redemption value of non-controlling interests redeemable at other than fair value (non-controlling interests redeemable based on a multiple of earnings before interest and taxes of the subsidiary) as a component of net income attributable to non-controlling and other beneficial interests. Based on our calculations, the estimated redemption value of our non-controlling interests, redeemable at either fair value or other than fair value, totaled $87.6 million on April 30, 2016 compared to $88.9 million on October 31, 2015.

Redeemable non-controlling interests as of April 30, 2016 consisted of third-party investors’ ownership in consolidated investment funds of $15.4 million; non-controlling interests in Parametric issued in conjunction with the Clifton acquisition of $12.4 million, non-controlling interests in Parametric issued in conjunction with the Parametric Risk Advisors final put option of $10.8 million and profit interests granted under the long-term incentive plans of Parametric and Atlanta Capital of $29.6 million and $16.7 million, respectively, all of which are redeemable at fair value. Redeemable non-controlling interests as of April 30, 2016 also included non-controlling interests in Atlanta Capital redeemable at other than fair value of $2.7 million. Redeemable non-controlling interests as of October 31, 2015 consisted of third-party investors’ ownership in consolidated investment funds of $11.9 million, non-controlling interests in Parametric issued in conjunction with the Clifton acquisition of $18.6 million, non-controlling interests in Parametric issued in conjunction with the Parametric Risk Advisors final put option of $10.8 million and profit interests granted under the long-term incentive plans of Parametric and Atlanta Capital of $28.5 million and $16.4 million, respectively, all of which are redeemable at fair value. Redeemable non-controlling interests as of October 31, 2015 also included non-controlling interests in Atlanta Capital redeemable at other than fair value of $2.7 million.

Foreign Subsidiaries

We consider the undistributed earnings of certain of our foreign subsidiaries to be indefinitely reinvested in foreign operation as of April 30, 2016. Accordingly, no U.S. income taxes have been provided thereon. As of April 30, 2016, the Company had approximately $41.2 million of undistributed earnings in certain Canadian, United Kingdom and Australian foreign subsidiaries that are not available to fund domestic operations or to distribute to shareholders unless repatriated. Repatriation would require the Company to accrue and pay U.S. corporate income taxes. The unrecognized deferred income tax liability on these un-repatriated funds, or temporary difference, is estimated to be $5.0 million. The Company does not intend to repatriate these funds, has not previously repatriated funds from these entities and has the financial liquidity to permanently leave these funds offshore.

Off-Balance Sheet Arrangements

We do not invest in any off-balance sheet vehicles that provide financing, liquidity, market or credit risk support or engage in any leasing activities that expose us to any liability that is not reflected in our Consolidated Financial Statements.

Critical Accounting Policies

There have been no updates to our critical accounting policies from those disclosed in Management’s Discussion and Analysis of Financial Condition in our Annual Report on Form 10-K for the fiscal year ended October 31, 2015.

Accounting Developments

Financial Instruments

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which revised entities’ accounting related to: (i) the classification and measurement of investments in equity securities; and (ii) the presentation of certain fair value changes for financial liabilities measured at fair value. The ASU also amends certain disclosure requirements associated with the fair value of financial instruments. The new guidance is effective for the Company’s fiscal year that begins on November 1, 2018 and requires a modified retrospective approach to adoption. Early adoption is only permitted for the provision related to instrument-specific credit risk. The Company is currently evaluating the potential impact on its Consolidated Financial Statements and related disclosures.

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

Share-Based Payments

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payments, including accounting for income taxes, forfeitures and statutory tax withholding requirements, and classification within the statement of cash flows. The new guidance is effective for the Company’s fiscal year that begins on November 1, 2017 with early adoption permitted. The Company is currently evaluating the potential impact on its Consolidated Financial Statements and related disclosures.

Equity Method Accounting

In March 2016, the FASB issued ASU 2016-07, Investments – Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting, which eliminates the requirement to apply the equity method of accounting retrospectively to an investment that subsequently qualifies for such accounting as a result of obtaining significant influence. The Company will adopt the new guidance prospectively in its fiscal year that begins on November 1, 2017.

Revenue from Contracts with Customers

In August 2015, the FASB issued ASU 2015-14, Revenue From Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of ASU 2014-09, Revenue from Contracts with Customers (Topic 606), to November 1, 2018 for the Company, with early adoption permitted as of its original effective date of November 1, 2017. The new guidance requires either a retrospective or a modified retrospective approach to adoption. The Company is currently evaluating the available transition methods and the potential impact on its Consolidated Financial Statements and related disclosures.

In March 2016, the FASB issued ASU 2016-08, Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net), which amends the principal-versus-agent implementation guidance in ASU 2014-09. The new guidance will impact whether an entity reports revenue on a gross or net basis. The Company is currently evaluating the impact of adopting ASU 2016-08, which is effective for the Company in conjunction with the adoption of ASU 2014-09.

In April 2016, the FASB issued ASU 2016-10, Identifying Performance Obligations and Licensing, which clarifies aspects of ASU 2014-09 pertaining to the identification of performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. The Company is currently evaluating the impact of adopting ASU 2016-10, which is effective for the Company in conjunction with the adoption of ASU 2014-09.

In May 2016, the FASB issued ASU 2016-12, Narrow-Scope Improvements and Practical Expedients, which clarifies aspects of ASU 2014-09, including clarification of noncash consideration, and provides a practical expedient for reflecting contract modifications at transition. The Company is currently evaluating the impact of adopting ASU 2016-12, which is effective for the Company in conjunction with the adoption of ASU 2014-09.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our Quantitative and Qualitative Disclosures About Market Risk from those previously reported in our Annual Report on Form 10-K for the year ended October 31, 2015.

Item 4. Controls and Procedures

We evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2016. Disclosure controls and procedures are designed to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rule and forms. Disclosure controls and procedures include, without limitation, controls and procedures accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to allow timely decisions regarding required disclosure. Our CEO and CFO participated in this evaluation and concluded that, as of the date of their evaluation, our disclosure controls and procedures were effective.

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

Item 1A. Risk Factors

There have been no material changes to our Risk Factors from those previously reported in our Annual Report on Form 10-K for the year ended October 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding purchases of our Non-Voting Common Stock on a monthly basis during the second quarter of fiscal 2016:

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	(a) Total Number of Shares Purchased	(b) Average price paid per share	(c) Total Number of Shares Purchased of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs
February 1, 2016 through February 29, 2016	68,129	$28.95	68,129	7,929,992
March 1, 2016 through March 31, 2016	1,112,339	$31.77	1,112,339	6,817,653
April 1, 2016 through April 30, 2016	963,047	$34.70	963,047	5,854,606
Total	2,143,515	$33.00	2,143,515	5,854,606

(1)	We announced a share repurchase program on January 13, 2016, which authorized the repurchase of up to 8,000,000 shares of our Non-Voting Common Stock in the open market and in private transactions in accordance with applicable securities laws. This repurchase plan is not subject to an expiration date.

Item 6. Exhibits

(a)	Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Materials from the Eaton Vance Corp. Quarterly Report on Form 10-Q for the quarter ended April 30, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) related Notes to the Consolidated Financial Statements, tagged in detail (furnished herewith).

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EATON VANCE CORP.
(Registrant)

DATE: June 3, 2016	/s/Laurie G. Hylton
(Signature)
Laurie G. Hylton
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

