Form 10-Q
period 2016-07-31
EATON VANCE CORP
filed 2016-09-07
CIK 350797

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended July 31, 2016

or

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

Shares outstanding as of July 31, 2016:

Voting Common Stock – 442,932 shares

Non-Voting Common Stock – 112,709,623 shares

Eaton Vance Corp.

Form 10-Q

As of July 31, 2016 and for the

Three and Nine Month Periods Ended July 31, 2016

Part I – Financial Information

Item 1. Consolidated Financial Statements (unaudited)

Eaton Vance Corp.

Consolidated Balance Sheets (unaudited)

	July 31,	October 31,
(in thousands)	2016	2015

Assets

Cash and cash equivalents	$378,156	$465,558
Investment advisory fees and other receivables	182,050	187,753
Investments	563,609	507,020
Assets of consolidated collateralized loan obligation (“CLO”) entity:
Cash and cash equivalents	18,278	162,704
Bank loans and other investments	379,988	304,250
Other assets	21,976	128
Deferred sales commissions	26,114	25,161
Deferred income taxes	26,046	42,164
Equipment and leasehold improvements, net	45,194	44,943
Intangible assets, net	48,944	55,433
Goodwill	248,091	237,961
Loan to affiliate	5,000	-
Other assets	55,910	83,396
Total assets	$1,999,356	$2,116,471

See notes to Consolidated Financial Statements.

Eaton Vance Corp.

Consolidated Balance Sheets (unaudited) (continued)

	July 31,	October 31,
(in thousands, except share data)	2016	2015
Liabilities, Temporary Equity and Permanent Equity

Liabilities:

Accrued compensation	$127,888	$178,875
Accounts payable and accrued expenses	67,364	65,249
Dividend payable	33,934	32,923
Debt	573,928	573,811
Liabilities of consolidated CLO entity:
Senior and subordinated note obligations	387,783	397,039
Other liabilities	21,852	70,814
Other liabilities	72,300	86,891
Total liabilities	1,285,049	1,405,602

Commitments and contingencies (Note 18)

Temporary Equity:

Redeemable non-controlling interests	90,576	88,913

Permanent Equity:

Voting Common Stock, par value $0.00390625 per share:
Authorized, 1,280,000 shares
Issued and outstanding, 442,932 and 415,078 shares, respectively	2	2
Non-Voting Common Stock, par value $0.00390625 per share:
Authorized, 190,720,000 shares
Issued and outstanding, 112,709,623 and 115,470,485 shares, respectively	440	451
Additional paid-in capital	-	-
Notes receivable from stock option exercises	(9,673)	(11,143)
Accumulated other comprehensive loss	(49,767)	(48,586)
Appropriated retained earnings (deficit)	6,671	(5,338)
Retained earnings	674,236	684,845
Total Eaton Vance Corp. shareholders’ equity	621,909	620,231
Non-redeemable non-controlling interests	1,822	1,725
Total permanent equity	623,731	621,956
Total liabilities, temporary equity and permanent equity	$1,999,356	$2,116,471

See notes to Consolidated Financial Statements.

Eaton Vance Corp.

Consolidated Statements of Income (unaudited)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(in thousands, except per share data)	2016	2015	2016	2015
Revenue:
Investment advisory and administrative fees	$292,814	$303,625	$852,739	$906,062
Distribution and underwriter fees	18,883	20,285	56,216	61,369
Service fees	27,150	29,265	80,203	87,573
Other revenue	2,321	2,336	6,856	7,101
Total revenue	341,168	355,511	996,014	1,062,105
Expenses:
Compensation and related costs	121,827	124,400	365,856	364,667
Distribution expense	31,616	31,300	88,338	167,649
Service fee expense	24,831	26,978	73,036	81,116
Amortization of deferred sales commissions	3,861	3,767	11,862	11,187
Fund-related expenses	8,939	9,446	26,133	27,084
Other expenses	43,369	42,887	127,671	120,888
Total expenses	234,443	238,778	692,896	772,591
Operating income	106,725	116,733	303,118	289,514
Non-operating income (expense):
Gains (losses) and other investment income, net	3,137	(850)	9,766	2,299
Interest expense	(7,342)	(7,344)	(22,024)	(22,017)
Other income (expense) of consolidated CLO entities:
Gains and other investment income, net	4,467	1,771	21,654	5,284
Interest expense	(4,393)	(1,161)	(9,107)	(2,966)
Total non-operating income (expense)	(4,131)	(7,584)	289	(17,400)
Income before income taxes and equity in net income of affiliates	102,594	109,149	303,407	272,114
Income taxes	(39,781)	(43,435)	(112,793)	(104,101)
Equity in net income of affiliates, net of tax	2,961	3,260	7,847	9,363
Net income	65,774	68,974	198,461	177,376
Net income attributable to non-controlling and other beneficial interests	(2,875)	(265)	(22,209)	(9,280)
Net income attributable to Eaton Vance Corp. shareholders	$62,899	$68,709	$176,252	$168,096
Earnings per share:
Basic	$0.57	$0.60	$1.60	$1.45
Diluted	$0.55	$0.57	$1.55	$1.39
Weighted average shares outstanding:
Basic	109,533	113,406	110,275	113,890
Diluted	113,810	118,281	114,044	119,013
Dividends declared per share	$0.265	$0.250	$0.795	$0.750

See notes to Consolidated Financial Statements.

Eaton Vance Corp.

Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(in thousands)	2016	2015	2016	2015

Net income	$65,774	$68,974	$198,461	$177,376

Other comprehensive income (loss):
Amortization of net gains (losses) on derivatives, net of tax	3	3	10	10
Unrealized holding gains (losses) on available-for-sale investments and reclassification adjustments, net of tax	422	(1,965)	369	(1,650)
Foreign currency translation adjustments, net of tax	(9,336)	(12,858)	(1,560)	(27,556)

Other comprehensive loss, net of tax	(8,911)	(14,820)	(1,181)	(29,196)

Total comprehensive income	56,863	54,154	197,280	148,180
Comprehensive income attributable to non-controlling and other beneficial interests	(2,875)	(265)	(22,209)	(9,280)
Total comprehensive income attributable to Eaton Vance Corp. shareholders	$53,988	$53,889	$175,071	$138,900

See notes to Consolidated Financial Statements.

Eaton Vance Corp.

Consolidated Statements of Shareholders’ Equity (unaudited)

	Permanent Equity									Temporary Equity
(in thousands)	Voting Common Stock	Non-Voting Common Stock	Additional Paid-In Capital	Notes Receivable from Stock Option Exercises	Accumulated Other Comprehensive Loss	Appropriated Retained Earnings (Deficit)	Retained Earnings	Non- Redeemable Non-Controlling Interests	Total Permanent Equity	Redeemable Non- Controlling Interests
Balance, November 1, 2015	$2	$451	$-	$(11,143)	$(48,586)	$(5,338)	$684,845	$1,725	$621,956	$88,913
Net income	-	-	-	-	-	12,009	176,252	2,969	191,230	7,231
Other comprehensive loss	-	-	-	-	(1,181)	-	-	-	(1,181)	-
Dividends declared ($0.795 per share)	-	-	-	-	-	-	(90,469)	-	(90,469)	-
Issuance of Voting Common Stock	-	-	232	-	-	-	-	-	232	-
Issuance of Non-Voting Common Stock:
On exercise of stock options	-	7	48,237	(870)	-	-	-	-	47,374	-
Under employee stock purchase plans	-	-	3,145	-	-	-	-	-	3,145	-
Under employee stock purchase incentive plan	-	-	3,224	-	-	-	-	-	3,224	-
Under restricted stock plan, net of forfeitures	-	5	-	-	-	-	-	-	5	-
Stock-based compensation	-	-	54,275	-	-	-	-	-	54,275	-
Tax benefit of stock option exercises	-	-	1,767	-	-	-	-	-	1,767	-
Repurchase of Voting Common Stock	-	-	(77)	-	-	-	-	-	(77)	-
Repurchase of Non-Voting Common Stock	-	(23)	(108,612)	-	-	-	(96,392)	-	(205,027)	-
Principal repayments on notes receivable from stock option exercises	-	-	-	2,340	-	-	-	-	2,340	-
Net subscriptions (redemptions/distributions) of non-controlling interest holders	-	-	-	-	-	-	-	(2,753)	(2,753)	(1)
Net consolidations (de-consolidations) of sponsored investment funds	-	-	-	-	-	-	-	-	-	(1,567)
Reclass to temporary equity	-	-	-	-	-	-	-	(119)	(119)	119
Purchase of non-controlling interests	-	-	-	-	-	-	-	-	-	(6,310)
Other changes in non-controlling interests	-	-	(2,191)	-	-	-	-	-	(2,191)	2,191
Balance, July 31, 2016	$2	$440	$-	$(9,673)	$(49,767)	$6,671	$674,236	$1,822	$623,731	$90,576

See notes to Consolidated Financial Statements.

Eaton Vance Corp.

Consolidated Statements of Shareholders’ Equity (unaudited) (continued)

	Permanent Equity									Temporary Equity
(in thousands)	Voting Common Stock	Non-Voting Common Stock	Additional Paid-In Capital	Notes Receivable from Stock Option Exercises	Accumulated Other Comprehensive Loss	Appropriated Retained Earnings	Retained Earnings	Non- Redeemable Non- Controlling Interests	Total Permanent Equity	Redeemable Non- Controlling Interests
Balance, November 1, 2014	$2	$460	$-	$(8,818)	$(17,996)	$2,467	$679,061	$2,305	$657,481	$107,466
Net income	-	-	-	-	-	(1,439)	168,096	3,056	169,713	7,663
Other comprehensive loss	-	-	-	-	(29,196)	-	-	-	(29,196)	-
Dividends declared ($0.750 per share)	-	-	-	-	-	-	(88,110)	-	(88,110)	-
Issuance of Voting Common Stock	-	-	77	-	-	-	-	-	77	-
Issuance of Non-Voting Common Stock:
On exercise of stock options	-	7	41,307	(1,182)	-	-	-	-	40,132	-
Under employee stock purchase plans	-	-	3,324	-	-	-	-	-	3,324	-
Under employee stock purchase incentive plan	-	-	3,131	-	-	-	-	-	3,131	-
Under restricted stock plan, net of forfeitures	-	5	-	-	-	-	-	-	5	-
Stock-based compensation	-	-	52,803	-	-	-	-	-	52,803	-
Tax benefit of stock option exercises	-	-	7,834	-	-	-	-	-	7,834	-
Repurchase of Non-Voting Common Stock	-	(18)	(105,708)	-	-	-	(86,509)	-	(192,235)	-
Principal repayments on notes receivable from stock option exercises	-	-	-	1,640	-	-	-	-	1,640	-
Net subscriptions (redemptions/distributions) of non-controlling interest holders	-	-	-	-	-	-	-	(3,114)	(3,114)	1,925
Net consolidations (de-consolidations) of sponsored investment funds	-	-	-	-	-	-	-	-	-	(357)
Reclass to temporary equity	-	-	-	-	-	-	-	(597)	(597)	597
Purchase of non-controlling interests	-	-	-	-	-	-	-	-	-	(8,368)
Other changes in non-controlling interests	-	-	(2,768)	-	-	-	-	-	(2,768)	2,768
Balance, July 31, 2015	$2	$454	$-	$(8,360)	$(47,192)	$1,028	$672,538	$1,650	$620,120	$111,694

See notes to Consolidated Financial Statements.

Eaton Vance Corp.

Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended
	July 31,
(in thousands)	2016	2015

Cash Flows From Operating Activities:
Net income	$198,461	$177,376
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,252	16,489
Amortization of deferred sales commissions	11,868	11,195
Stock-based compensation	54,275	52,803
Deferred income taxes	15,921	3,219
Net losses on investments and derivatives	88	5,342
Equity in net income of affiliates, net of amortization	(7,956)	(9,920)
Dividends received from affiliates	8,623	13,092
Consolidated CLO entities’ operating activities:
Net gains on bank loans, other investments and note obligations	(8,094)	(1,654)
Amortization	(456)	(76)
Net increase in other assets and liabilities, including cash and cash equivalents	74,359	5,146
Changes in operating assets and liabilities:
Investment advisory fees and other receivables	5,369	5,739
Investments in trading securities	(48,208)	(107,205)
Deferred sales commissions	(12,804)	(16,198)
Other assets	13,240	12,649
Accrued compensation	(50,657)	(45,360)
Accounts payable and accrued expenses	2,327	216
Other liabilities	4,891	34,995
Net cash provided by operating activities	276,499	157,848

Cash Flows From Investing Activities:
Additions to equipment and leasehold improvements	(8,786)	(8,118)
Net cash paid in acquisition	(10,130)	(9,085)
Cash paid for intangible assets	(25)	-
Issuance of loan to affiliate	(5,000)	-
Proceeds from sale of investments	8,971	45,454
Purchase of investments	(17,135)	(5,541)
Consolidated CLO entities’ investing activities:
Proceeds from sales and maturities of bank loans and other investments	126,177	144,238
Purchase of bank loans and other investments	(203,048)	(1,790)
Net cash (used for) provided by investing activities	(108,976)	165,158

See notes to Consolidated Financial Statements.

Eaton Vance Corp.

Consolidated Statements of Cash Flows (unaudited) (continued)

	Nine Months Ended
	July 31,
(in thousands)	2016	2015

Cash Flows From Financing Activities:
Purchase of additional non-controlling interest	(15,580)	(18,602)
Proceeds from issuance of Voting Common Stock	232	77
Proceeds from issuance of Non-Voting Common Stock	53,748	46,592
Repurchase of Voting Common Stock	(77)	-
Repurchase of Non-Voting Common Stock	(205,027)	(192,235)
Principal repayments on notes receivable from stock option exercises	2,340	1,640
Excess tax benefit of stock option exercises	3,706	7,834
Dividends paid	(89,574)	(87,374)
Net subscriptions received from (redemptions/distributions paid to) non-controlling interest holders	(2,754)	(1,189)
Consolidated CLO entities’ financing activities:
Principal repayments of senior note obligations	-	(144,166)
Net cash used for financing activities	(252,986)	(387,423)
Effect of currency rate changes on cash and cash equivalents	(1,939)	(1,998)
Net decrease in cash and cash equivalents	(87,402)	(66,415)
Cash and cash equivalents, beginning of period	465,558	385,215
Cash and cash equivalents, end of period	$378,156	$318,800
Supplemental Cash Flow Information:
Cash paid for interest	$20,192	$20,169
Cash paid for interest by consolidated CLO entities	6,746	2,388
Cash paid for income taxes, net of refunds	81,767	81,040
Supplemental Disclosure of Non-Cash Information:
Increase in equipment and leasehold improvements due to non-cash additions	$84	$272
Exercise of stock options through issuance of notes receivable	870	1,182
Non-controlling interest call option exercise recorded in other liabilities	93	1,190
Net Consolidations (De-consolidations) of Sponsored Investment Funds:
Decrease in investments	$(21,319)	$(18,620)
Decrease in other assets, net of other liabilities	(222)	(18,763)
Decrease in non-controlling interests	(1,567)	(357)

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets. The ASU requires the use of an “expected loss” model for instruments measured at amortized cost, in which companies will be required to estimate the lifetime expected credit loss and record an allowance to offset the amortized cost basis, resulting in a net presentation of the amount expected to be collected on the financial asset. The new guidance is effective for the Company’s fiscal year that begins on November 1, 2020 and requires a modified-retrospective approach to adoption. Early adoption is permitted for the fiscal year beginning November 1, 2019. The Company is currently evaluating the potential impact on its Consolidated Financial Statements and related disclosures.

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

In May 2016, the FASB issued ASU 2016-12, Narrow-Scope Improvements and Practical Expedients, which clarifies certain aspects of ASU 2014-09, including the definition and classification of noncash consideration, and provides a practical expedient for reflecting contract modifications at transition. The Company is currently evaluating the impact of adopting ASU 2016-12, which is effective for the Company in conjunction with the adoption of ASU 2014-09.

3.	Consolidated Sponsored Funds

The following table sets forth the balances related to consolidated sponsored funds at July 31, 2016 and October 31, 2015, as well as the Company’s net interest in these funds:

(in thousands)	July 31, 2016	October 31, 2015
Investments	$215,614	$196,395
Other assets	9,314	6,011
Other liabilities	(19,388)	(25,729)
Redeemable non-controlling interests	(17,837)	(11,939)
Net interest in consolidated sponsored funds(1)	$187,703	$164,738

(1)	Excludes the Company’s investment in its consolidated CLO entity, which is discussed in Note 8.

During the nine months ended July 31, 2016 and 2015, the Company de-consolidated six and two sponsored funds, respectively.

4.	Investments

The following is a summary of investments at July 31, 2016 and October 31, 2015:

(in thousands)	July 31, 2016	October 31, 2015
Investment securities, trading:
Short-term debt	$98,564	$77,395
Consolidated sponsored funds	215,614	196,395
Separately managed accounts	63,431	56,859
Total investment securities, trading	377,609	330,649
Investment securities, available-for-sale	18,126	25,720
Investments in non-consolidated CLO entities	4,799	4,363
Investments in equity method investees	143,921	144,137
Investments, other	19,154	2,151
Total investments(1)	$563,609	$507,020

(1)	Excludes the Company’s investment in its consolidated CLO entity, which is discussed in Note 8.

Investment securities, trading

The following is a summary of the fair value of investments classified as trading at July 31, 2016 and October 31, 2015:

(in thousands)	July 31, 2016	October 31, 2015
Short-term debt	$98,564	$77,395
Other debt - consolidated sponsored funds and separately managed accounts	154,010	136,959
Equity securities - consolidated sponsored funds and separately managed accounts	125,035	116,295
Total investment securities, trading	$377,609	$330,649

During the nine months ended July 31, 2016, the Company seeded investments in eight sponsored funds and seven separately managed accounts. During the nine months ended July 31, 2015, the Company seeded investments in nine sponsored funds and thirteen separately managed accounts.

The Company recognized gains (losses) related to trading securities still held at the reporting date of $7.3 million and $(15.0) million for the three months ended July 31, 2016 and 2015, respectively, and $13.3 million and $(13.8) million for the nine months ended July 31, 2016 and 2015, respectively, within gains (losses) and other investment income, net, in the Company’s Consolidated Statements of Income.

Investment securities, available-for-sale

The following is a summary of the gross unrealized gains (losses) included in accumulated other comprehensive loss related to securities classified as available-for-sale at July 31, 2016 and October 31, 2015:

July 31, 2016		Gross Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
Investment securities, available-for-sale	$11,419	$6,928	$(221)	$18,126

October 31, 2015		Gross Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
Investment securities, available-for-sale	$19,586	$6,450	$(316)	$25,720

Net unrealized holding gains (losses) on investment securities classified as available-for-sale included in other comprehensive income (loss) on the Company’s Consolidated Statements of Comprehensive Income were $0.7 million and $0.2 million for the three months ended July 31, 2016 and 2015, respectively, and $0.7 and $0.4 million for the nine months ended July 31, 2016 and 2015, respectively.

The Company evaluated gross unrealized losses of $0.2 million as of July 31, 2016 and determined that these losses were not other-than-temporary, primarily because the Company has both the ability and intent to hold the investments for a period of time sufficient to recover such losses. The aggregate fair value of investments with unrealized losses was $5.1 million at July 31, 2016. No investment with a gross unrealized loss has been in a loss position for greater than one year.

The following is a summary of the Company’s realized gains and losses recognized upon disposition of investments classified as available-for-sale for the three and nine months ended July 31, 2016 and 2015:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(in thousands)	2016	2015	2016	2015
Gains	$-	$7,144	$199	$7,801
Losses	-	(3,569)	(37)	(3,885)
Net realized gains	$-	$3,575	$162	$3,916

Investments in equity method investees

The Company has a 49 percent interest in Hexavest Inc. (“Hexavest”), a Montreal, Canada-based investment adviser. The carrying value of this investment was $141.6 million and $142.1 million at July 31, 2016 and October 31, 2015, respectively. At July 31, 2016, the Company’s investment in Hexavest consisted of $5.5 million of equity in the net assets of Hexavest, intangible assets of $25.7 million and goodwill of $117.3 million, net of a deferred tax liability of $6.9 million. At October 31, 2015, the Company’s investment in Hexavest consisted of $5.5 million of equity in the net assets of Hexavest, intangible assets of $27.0 million and goodwill of $116.9 million, net of a deferred tax liability of $7.3 million. The investment is denominated in Canadian dollars and is subject to foreign currency translation adjustments, which are recorded in accumulated other comprehensive loss.

The Company has a seven percent equity interest in a private equity partnership managed by a third party that invests in companies in the financial services industry. The Company’s investment in the partnership was $2.4 million and $2.0 million at July 31, 2016 and October 31, 2015, respectively.

The Company did not account for any Eaton Vance-sponsored funds under the equity method as of July 31, 2016 and October 31, 2015.

The Company did not recognize any impairment losses related to its investments in equity method investees during the three and nine months ended July 31, 2016 and 2015.

During the nine months ended July 31, 2016 and 2015, the Company received dividends of $8.6 million and $13.1 million, respectively, from its investments in equity method investees.

5.	Fair Value Measurements

The following tables summarize financial assets and liabilities measured at fair value on a recurring basis and their assigned levels within the valuation hierarchy at July 31, 2016 and October 31, 2015:

July 31, 2016
(in thousands)	Level 1	Level 2	Level 3	Other Assets Not Held at Fair Value	Total

Financial assets:
Cash equivalents	$23,091	$19,149	$-	$-	$42,240
Investments:
Investment securities, trading:
Short-term debt	-	98,564	-	-	98,564
Other debt - consolidated sponsored funds and separately managed accounts	11,958	142,052	-	-	154,010
Equity - consolidated sponsored funds and separately managed accounts	82,461	42,574	-	-	125,035
Investment securities, available-for-sale	15,821	2,305	-	-	18,126
Investments in non-consolidated CLO entities(1)	-	-	-	4,799	4,799
Investments in equity method investees(2)	-	-	-	143,921	143,921
Investments, other(3)	-	120	-	19,034	19,154
Derivative instruments	-	559	-	-	559
Assets of consolidated CLO entity:
Cash equivalents	15,969	-	-	-	15,969
Bank loans and other investments	-	379,898	90	-	379,988
Total financial assets	$149,300	$685,221	$90	$167,754	$1,002,365

Financial liabilities:
Derivative instruments	$-	$5,760	$-	$-	$5,760
Liabilities of consolidated CLO entity:
Senior and subordinated note obligations	-	-	387,783	-	387,783
Total financial liabilities	$-	$5,760	$387,783	$-	$393,543

October 31, 2015
(in thousands)	Level 1	Level 2	Level 3	Other Assets Not Held at Fair Value	Total

Financial assets:
Cash equivalents	$14,599	$39,447	$-	$-	$54,046
Investments:
Investment securities, trading:
Short-term debt	-	77,395	-	-	77,395
Other debt - consolidated sponsored funds and separately managed accounts	20,822	116,137	-	-	136,959
Equity - consolidated sponsored funds and separately managed accounts	71,535	44,760	-	-	116,295
Investment securities, available-for-sale	23,544	2,176	-	-	25,720
Investments in non-consolidated CLO entities(1)	-	-	-	4,363	4,363
Investments in equity method investees(2)	-	-	-	144,137	144,137
Investments, other(3)	-	103	-	2,048	2,151
Derivative instruments	-	298	-	-	298
Assets of consolidated CLO entity:
Bank loan investments	-	304,250	-	-	304,250
Total financial assets	$130,500	$584,566	$-	$150,548	$865,614

Financial liabilities:
Derivative instruments	$-	$5,423	$-	$-	$5,423
Securities sold, not yet purchased	-	3,034	-	-	3,034
Liabilities of consolidated CLO entity:
Senior and subordinated note obligations	-	397,039	-	-	397,039
Total financial liabilities	$-	$405,496	$-	$-	$405,496

(1)	The Company’s investments in these CLO entities are measured at fair value on a non-recurring basis using Level 3 inputs. The investments are carried at amortized cost unless facts and circumstances indicate that the investments have been impaired, at which time the investments are written down to fair value.
(2)	Investments in equity method investees are not measured at fair value in accordance with GAAP.
(3)	Investments, other, include investments carried at cost that are not measured at fair value in accordance with GAAP.

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

Investment securities, available-for-sale

Investment securities classified as available-for-sale include investments in sponsored mutual funds and privately offered equity funds. Sponsored mutual funds are valued using published net asset values and are classified as Level 1 within the fair value measurement hierarchy. Investments in sponsored privately offered equity funds that are not listed on an active exchange but have net asset values that are comparable to mutual funds and have no redemption restrictions are classified as Level 2 within the fair value measurement hierarchy.

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

Assets of consolidated CLO entity

Assets of the Company’s consolidated CLO entity include investments in money market funds, equity securities and bank loans. Fair value is determined utilizing unadjusted quoted market prices when available. Investments in money market funds are valued using published net asset values and are classified as Level 1 within the fair value measurement hierarchy. Equity securities are valued using the same techniques as described above for trading securities. Interests in senior floating-rate loans for which reliable market quotations are readily available are valued generally at the average mid-point of bid and ask quotations obtained from a third-party pricing service. Fair value may also be based upon valuations obtained from independent third-party brokers or dealers utilizing matrix pricing models that consider information regarding securities with similar characteristics. In certain instances, fair value has been determined utilizing discounted cash flow analyses or single broker non-binding quotes. Depending on the nature of the inputs, these assets are classified as Level 1, 2 or 3 within the fair value measurement hierarchy.

Securities sold, not yet purchased

Securities sold, not yet purchased, are recorded as other liabilities on the Company’s Consolidated Balance Sheets and are valued by a third-party pricing service that determines fair value based on bid and ask prices. Securities sold, not yet purchased, generally are classified as Level 2 within the fair value measurement hierarchy.

Liabilities of consolidated CLO entity

Liabilities of the Company’s consolidated CLO entity include senior and subordinated note obligations. Senior and subordinated notes generally are valued utilizing an income-approach model in which one or more significant inputs are unobservable in the market. A full description of this valuation technique is included within the valuation process disclosure below. Depending on the nature of the inputs, these liabilities are classified as Level 2 or 3 within the fair value measurement hierarchy. As of July 31, 2016, the senior and subordinated notes of Eaton Vance CLO 2015-1 were classified as Level 3 within the fair value measurement hierarchy. As of October 31, 2015, the liabilities of Eaton Vance CLO 2015-1 include senior and subordinated notes issued at closing of the entity on October 29, 2015. As a result, these liabilities were valued as of October 31, 2015 based on the closing transaction price and were classified as Level 2 within the fair value measurement hierarchy.

Transfers in and out of Levels

The following table summarizes fair value transfers between Level 1 and Level 2 of the fair value measurement hierarchy for the three and nine months ended July 31, 2016 and 2015:

	Three Months Ended July 31,		Nine Months Ended July 31,
(in thousands)	2016	2015	2016	2015
Transfers from Level 1 into Level 2(1)	$127	$21,538	$97	$6,001
Transfers from Level 2 into Level 1(2)	37	81	15	91

(1)	Transfers from Level 1 into Level 2 primarily represent debt and equity securities formerly classified as Level 1 for which unadjusted quoted market prices in active markets became unavailable in the current period.
(2)	Transfers from Level 2 into Level 1 primarily represent debt and equity securities formerly classified as Level 2 for which unadjusted quoted market prices in active markets became available in the current period.

Level 3 assets and liabilities

The following table shows a reconciliation of the beginning and ending fair value measurements of assets and liabilities valued on a recurring basis and classified as Level 3 within the fair value measurement hierarchy for the three and nine months ended July 31, 2016 and 2015:

	Three Months Ended		Three Months Ended
	July 31, 2016		July 31, 2015
(in thousands)	Bank loans and other investments of Eaton Vance CLO 2015-1	Senior and subordinated note obligations of Eaton Vance CLO 2015-1	Bank loans and other investments of Eaton Vance CLO IX	Senior and subordinated note obligations of Eaton Vance CLO IX

Beginning balance	$660	$384,224	$43	$123,231
Net gains (losses) on investments and note obligations included in net income(1)	114	3,401	94	(912)
Purchases	72	-	-	-
Sales	(756)	-	(137)	-
Amortization of original issue discount	-	158	-	-
Principal paydown	-	-	-	(118,222)
Ending balance	$90	$387,783	$-	$4,097
Change in unrealized gains (losses) included in net income relating to assets and liabilities held	$18	$3,559	$-	$(1,160)

	Nine Months Ended		Nine Months Ended
	July 31, 2016		July 31, 2015
(in thousands)	Bank loans and other investments of Eaton Vance CLO 2015-1	Senior and subordinated note obligations of Eaton Vance CLO 2015-1	Bank loans and other investments of Eaton Vance CLO IX	Senior and subordinated note obligations of Eaton Vance CLO IX

Beginning balance	$-	$-	$801	$149,310
Net gains (losses) on investments and note obligations included in net income(1)	74	(3,186)	(281)	(2,426)
Additions(2)	-	-	-	1,379
Purchases	72	-	-	-
Sales	(756)	-	(137)	-
Amortization of original issue discount	-	315	-	-
Principal paydown	-	-	-	(144,166)
Transfers into Level 3(3)	700	390,654	-	-
Transfers out of Level 3(4)	-	-	(383)	-
Ending balance	$90	$387,783	$-	$4,097
Change in unrealized gains (losses) included in net income relating to assets and liabilities held	$18	$(2,871)	$-	$(2,689)

(1)	Substantially all net gains (losses) on investments and note obligations attributable to the assets and borrowings of the Company’s consolidated CLO entities are allocated to non-controlling and other beneficial interests on the Company’s Consolidated Statements of Income.
(2)	Represents the Company’s subordinated interest, which was previously eliminated in consolidation. The Company sold its interest in the first quarter of fiscal 2015. Refer to Note 8.
(3)	Transfers into Level 3 were the result of a reduction in the availability of significant observable inputs used in determining the fair value of certain instruments.
(4)	Transfers out of Level 3 were due to an increase in the observability of the inputs used in determining the fair value of certain instruments.

As discussed more fully in Note 8, the Company de-consolidated Eaton Vance CLO IX on August 1, 2015. The following table shows the valuation technique and significant unobservable inputs utilized in the fair value measurement of Level 3 liabilities of Eaton Vance CLO 2015-1 at July 31, 2016:

July 31, 2016		Valuation	Unobservable	Value/
($ in thousands)	Fair Value	Technique	Inputs(1)	Range

			Prepayment rate	20 percent
			Recovery rate	70 percent
			Default rate	200 bps
Senior and subordinated note obligations	$387,783	Income-approach	Discount rate	155-1300 bps

(1)	Discount rate refers to spread over LIBOR. Lower spreads relate to the more senior tranches in the CLO note structure; higher spreads relate to the less senior tranches. The default rate refers to the constant annual default rate. The recovery rate is the expected recovery of defaulted amounts received through asset sales, recovery through bankruptcy restructuring or other settlement processes. The prepayment rate is the rate at which the underlying collateral is expected to repay principal.

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

Derivative financial instruments designated as cash flow hedges

During both the three months ended July 31, 2016 and 2015, the Company reclassified into interest expense $50,000 of deferred gains related to a forward-starting interest rate swap entered into in connection with the offering of its 3.625 percent unsecured senior notes due June 15, 2023 (“2023 Senior Notes”). During both the nine months ended July 31, 2016 and 2015, the Company reclassified into interest expense $0.2 million of this deferred gain. At July 31, 2016, the remaining unamortized gain on this transaction was $1.4 million. During the next twelve months, the Company expects to reclassify approximately $0.2 million of the gain into interest expense.

During both the three months ended July 31, 2016 and 2015, the Company reclassified into interest expense $56,000 of deferred losses related to a Treasury lock transaction entered into in connection with the issuance of its 6.5 percent unsecured senior notes due October 2, 2017 (“2017 Senior Notes”). During both the nine months ended July 31, 2016 and 2015, the Company reclassified into interest expense $0.2 million of deferred losses on this Treasury lock. At July 31, 2016, the remaining unamortized loss on this transaction was $0.3 million. During the next twelve months, the Company expects to reclassify approximately $0.2 million of the loss on the Treasury lock transaction into interest expense.

Other derivative financial instruments not designated for hedge accounting

The Company has entered into a series of foreign exchange contracts, stock index futures contracts, commodity futures contracts, total return swap contracts, interest rate futures contracts and interest rate swap contracts to hedge currency risk and market risk associated with its investments in certain consolidated sponsored funds and separately managed accounts seeded for new product development purposes. Certain of the consolidated sponsored funds and separately managed accounts may utilize derivative financial instruments within their portfolios in pursuit of their stated investment objectives.

At July 31, 2016 and October 31, 2015, excluding derivative financial instruments held in certain consolidated sponsored funds and separately managed accounts, the Company had 31 and 28 foreign exchange contracts outstanding with four counterparties with an aggregate notional value of $17.1 million and $27.2 million, respectively; 1,564 and 1,366 stock index futures contracts outstanding with one counterparty with an aggregate notional value of $113.8 million and $97.2 million, respectively; and four and two total return swap contracts outstanding with one counterparty with an aggregate notional value of $38.7 million and $49.5 million, respectively. At October 31, 2015, the Company had 56 commodity futures contracts outstanding with one counterparty with an aggregate notional value of $3.1 million. As of July 31, 2016, the Company did not have any commodity futures contracts outstanding. While the Company had outstanding interest rate futures contracts and interest rate swap contracts for certain periods during fiscal 2015, as of October 31, 2015, the Company did not have any interest rate futures contracts or interest rate swap contracts outstanding. As of July 31, 2016, the Company did not have any interest rate futures contracts or interest rate swap contracts outstanding. The number of derivative contracts outstanding and the notional values they represent at July 31, 2016 and October 31, 2015 are indicative of derivative balances throughout each respective period.

The following tables present the fair value of derivative financial instruments, excluding derivative financial instruments held in certain consolidated sponsored funds and separately managed accounts, not designated as hedging instruments as of July 31, 2016 and October 31, 2015:

July 31, 2016

	Assets		Liabilities
(in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other assets	$316	Other liabilities	$226
Stock index futures contracts	Other assets	243	Other liabilities	2,788
Total return swap contracts	Other assets	-	Other liabilities	2,746
Total		$559		$5,760

October 31, 2015

	Assets		Liabilities
(in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other assets	$133	Other liabilities	$540
Stock index futures contracts	Other assets	53	Other liabilities	4,712
Commodity futures contracts	Other assets	112	Other liabilities	43
Total return swap contracts	Other assets	-	Other liabilities	128
Total		$298		$5,423

The following is a summary of the net gains (losses) recognized in income for the three and nine months ended July 31, 2016 and 2015:

	Income Statement	Three Months Ended July 31,		Nine Months Ended July 31,
(in thousands)	Location	2016	2015	2016	2015
Foreign exchange contracts	Gains (losses) and other investment income, net	$496	$1,039	$(644)	$1,489
Stock index futures contracts	Gains (losses) and other investment income, net	(4,518)	3,281	(3,597)	(4,027)
Total return swap contracts	Gains (losses) and other investment income, net	(1,450)	549	(1,889)	(105)
Commodity futures contracts	Gains (losses) and other investment income, net	-	866	-	3,190
Interest rate futures contracts	Gains (losses) and other investment income, net	-	135	-	(123)
Interest rate swap contracts	Gains (losses) and other investment income, net	-	(8)	-	(8)
Total		$(5,472)	$5,862	$(6,130)	$416

7.	Fair Value Measurements of Other Financial Instruments

Certain financial instruments are not carried at fair value, but their fair value is required to be disclosed. The following is a summary of the carrying amounts and estimated fair values of these financial instruments at July 31, 2016 and October 31, 2015:

	July 31, 2016			October 31, 2015
(in thousands)	Carrying Value	Fair Value	Fair Value Level	Carrying Value	Fair Value	Fair Value Level
Loan to affiliate	$5,000	$5,000	3	$-	$-	-
Other assets	$6,366	$6,366	3	$6,345	$6,345	3
Debt	$573,928	$613,197	2	$573,811	$600,930	2

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

Included in other assets at July 31, 2016 and October 31, 2015 is an option exercisable in 2017 to acquire an additional 26 percent interest in Hexavest carried at $6.4 million and $6.3 million, respectively. The carrying value of this option approximates fair value. The fair value of this option is determined annually using a Monte Carlo model, which simulates potential future market multiples of earnings before interest and taxes (“EBIT”) and compares this to the contractually fixed multiple of Hexavest’s EBIT at which the option can be exercised. The Monte Carlo model uses this array of simulated multiples and their difference from the contractual multiple times the projected EBIT for Hexavest to estimate the future exercise value of the option, which is then adjusted to present value. The fair value of this option falls within Level 3 of the fair value measurement hierarchy.

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

Consolidated CLO entities

As of July 31, 2016, the Company deems itself to be the primary beneficiary of two non-recourse CLO entities, Eaton Vance CLO 2015-1 and Eaton Vance CLO IX. In developing its conclusion that it is the primary beneficiary of Eaton Vance CLO 2015-1, the Company determined that it has a more than insignificant economic interest in the entity by virtue of its 16 percent residual interest, which exposes the Company to a more than insignificant amount of the entity’s variability relative to its anticipated economic performance. In its role as collateral manager of the entity, the Company has the power to direct the activities that most significantly impact the economic performance of the entity. The Company’s variable interest represents an obligation to absorb losses of, or a right to receive benefits from, the entity that could potentially be significant to the entity. The Company determined that it is the primary beneficiary of Eaton Vance CLO IX due to the significance of its variable interest represented by the incentive collateral management fee. In consideration of these factors, the Company concluded that it is the primary beneficiary of Eaton Vance CLO 2015-1 and Eaton Vance CLO IX for consolidation accounting purposes.

In the first quarter of fiscal 2015, the Company sold its residual 8 percent interest in Eaton Vance CLO IX to an unrelated third party and recognized a loss on disposal of $0.3 million. During the third quarter of fiscal 2015, a majority of the holders of the subordinated notes elected to liquidate Eaton Vance CLO IX, with redemption occurring nearly in full on the scheduled July 20, 2015 payment date. The Company will remain the collateral manager of Eaton Vance CLO IX through resolution of the disposal of all remaining collateral assets. The Company is not a related party to the subordinated note holders of Eaton Vance CLO IX and there are neither explicit arrangements nor does the Company hold implicit variable interests that would require the Company to provide any ongoing financial support to the entity. While the Company still deems itself to be the primary beneficiary of Eaton Vance CLO IX at July 31, 2016, the Company made the decision to de-consolidate Eaton Vance CLO IX in the fourth quarter of fiscal 2015, as the remaining net assets of Eaton Vance CLO IX are not material to the Company’s financial position.

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

Interest income and expense are recorded on an accrual basis and reported as gains and other investment income, net, and as interest expense, respectively, of the consolidated CLO entities in the Company’s Consolidated Statements of Income for the three and nine months ended July 31, 2016 and 2015. Substantially all ongoing gains (losses) related to the consolidated CLO entities’ bank loans, other investments and note obligations recorded in earnings for the periods presented are attributable to changes in instrument-specific credit considerations.

Eaton Vance CLO 2015-1

The following tables present, as of July 31, 2016 and October 31, 2015, the fair value of Eaton Vance CLO 2015-1’s assets and liabilities that were subject to fair value accounting:

July 31, 2016

	CLO Bank Loan Investments
(in thousands)	Total CLO bank loan investments	90 days or more past due	Senior and subordinated note obligations
Unpaid principal balance	$383,126	$-	$397,465
Unpaid principal balance over fair value	(3,228)	-	(9,682)
Fair value	$379,898	$-	$387,783

October 31, 2015

	CLO Bank Loan Investments
(in thousands)	Total CLO bank loan investments	90 days or more past due	Senior and subordinated note obligations
Unpaid principal balance	$306,483	$-	$397,039
Unpaid principal balance over fair value	(2,233)	-	-
Fair value	$304,250	$-	$397,039

Changes in the fair values of Eaton Vance CLO 2015-1’s bank loans and other investments resulted in net gains (losses) of $2.9 million and $(1.6) million for the three and nine months ended July 31, 2016, respectively, while changes in the fair values of Eaton Vance CLO 2015-1’s note obligations resulted in net gains (losses) of $(3.4) million and $9.7 million for the three and nine months ended July 31, 2016, respectively. The combined net gains (losses) of $(0.5) million and $8.1 million for the three and nine months ended July 31, 2016, respectively, were recorded in gains and other investment income, net, of consolidated CLO entities on the Company’s Consolidated Statements of Income.

Eaton Vance CLO 2015-1 has note obligations that bear interest at a fixed rate of 4.0 percent, as well as note obligations that bear interest at variable rates based on LIBOR plus a pre-defined spread ranging from 1.5 percent to 8.1 percent. The principal amounts outstanding of the note obligations issued by Eaton Vance CLO 2015-1 mature on October 20, 2026. The CLO entity may elect to reinvest any prepayments received on bank loans and other investments prior to July 2020. Any subsequent prepayments received must be used to pay down its note obligations. The holders of a majority of the subordinated notes have the option to liquidate Eaton Vance CLO 2015-1, provided there is sufficient value of the entity’s assets to repay the senior notes in full.

For the three and nine months ended July 31, 2016, the Company recorded net income (losses) of $(15,000) and $12.4 million, respectively, related to Eaton Vance CLO 2015-1. The Company recorded net income (losses) attributable to other beneficial interests of $(0.7) million and $12.0 million for the three and nine months ended July 31, 2016, respectively. Net income attributable to Eaton Vance Corp. shareholders was $0.7 million and $0.4 million for the three and nine months ended July 31, 2016, respectively.

The following carrying amounts related to Eaton Vance CLO 2015-1 were included in the Company’s Consolidated Balance Sheets at July 31, 2016 and October 31, 2015:

	July 31,	October 31,
(in thousands)	2016	2015
Assets:
Cash and cash equivalents	$18,278	$162,704
Bank loans and other investments	379,988	304,250
Other assets	21,976	128
Liabilities:
Senior and subordinated note obligations	387,783	397,039
Other liabilities	21,852	70,814
Appropriated retained earnings (deficit)	6,671	(5,338)
Net interest in Eaton Vance CLO 2015-1	$3,936	$4,567

The Company had subordinated interests in Eaton Vance CLO 2015-1 of $3.6 million and $4.6 million as of July 31, 2016 and October 31, 2015, respectively, which were eliminated in consolidation.

Eaton Vance CLO IX

As noted above, the Company de-consolidated Eaton Vance CLO IX on August 1, 2015 and removed the associated assets, liabilities and appropriated retained earnings from its Consolidated Balance Sheet as of that date, as the remaining balances are not material to the Company’s financial position.

Changes in the fair values of Eaton Vance CLO IX’s bank loans and other investments resulted in net losses of $2.9 million and $3.2 million during the three and nine months ended July 31, 2015, respectively, while changes in the fair values of Eaton Vance CLO IX’s note obligations resulted in net gains of $3.6 million and $5.1 million during the three and nine months ended July 31, 2015, respectively. The combined net gains of $0.7 million and $1.9 million for the three and nine months ended July 31, 2015, respectively, were recorded in gains and other investment income, net, of consolidated CLO entities on the Company’s Consolidated Statements of Income.

During the nine months ended July 31, 2015, $144.2 million of prepayments were used to pay down the entity’s note obligations.

For the three and nine months ended July 31, 2015, the Company recorded net income of $0.4 million and $2.0 million (including the loss on disposal of its subordinated interest of $0.3 million during the nine months ended July 31, 2015), respectively, related to Eaton Vance CLO IX. The Company recorded net losses attributable to other beneficial interests of $2.8 million and $1.4 million for the three and nine months ended July 31, 2015, respectively. Net income attributable to Eaton Vance Corp. shareholders was $3.2 million and $3.4 million for the three and nine months ended July 31, 2015, respectively.

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

Non-consolidated CLO entities

The Company is not deemed the primary beneficiary of several CLO entities in which it holds variable interests. In its role as collateral manager, the Company often has the power to direct the activities of the CLO entities that most significantly impact the economic performance of these entities. In developing its conclusion that it is not the primary beneficiary of these entities, the Company determined that, for certain of these entities, although it has variable interests in each by virtue of its residual interests therein and the collateral management fees it receives, its variable interests neither individually nor in the aggregate represent an obligation to absorb losses of, or a right to receive benefits from, any such entity that could potentially be significant to that entity. Quantitative factors supporting the Company’s qualitative conclusion in each case included the relative size of the Company’s residual interest and the overall magnitude and design of the collateral management fees within each structure.

Non-consolidated CLO entities had total assets of $1.9 billion and $2.1 billion as of July 31, 2016 and October 31, 2015, respectively. The Company’s variable interests in these entities consist of the Company’s direct ownership in these entities and any collateral management fees earned but uncollected. The Company’s investment in these entities totaled $4.8 million and $4.4 million as of July 31, 2016 and October 31, 2015, respectively. Collateral management fees receivable for these entities totaled $1.1 million and $1.8 million on July 31, 2016 and October 31, 2015, respectively. In the first nine months of fiscal 2016, the Company did not provide any financial or other support to these entities that it was not previously contractually required to provide. The Company’s risk of loss with respect to these managed CLO entities is limited to the carrying value of its investments in, and collateral management fees receivable from, these entities as of July 31, 2016.

The Company’s investment in non-consolidated CLO entities is carried at amortized cost and is disclosed as a component of investments in Note 4. Income from these entities is recorded as a component of gains (losses) and other investment income, net, in the Company’s Consolidated Statements of Income, based upon projected investment yields.

Other entities

The Company holds variable interests in, but is not deemed to be the primary beneficiary of, certain sponsored privately offered equity funds with total assets of $13.5 billion and $12.7 billion on July 31, 2016 and October 31, 2015, respectively. The Company has determined that these entities qualify for the deferral afforded by ASU 2010-10, Consolidation – Amendments for Certain Investment Funds, and thus assesses whether it is the primary beneficiary of these entities based on the Company’s exposure to the expected losses and expected residual returns of the entity. The Company’s variable interests in these entities consist of the Company’s direct ownership therein, which in each case is insignificant relative to the total ownership of the fund, and any investment advisory fees earned but uncollected. The Company held investments in these entities totaling $2.3 million and $2.2 million on July 31, 2016 and October 31, 2015, respectively, and investment advisory fees receivable totaling $0.8 million and $0.7 million on July 31, 2016 and October 31, 2015, respectively. In the first nine months of fiscal 2016, the Company did not provide any financial or other support to these entities that it was not contractually required to provide. The Company’s risk of loss with respect to these managed entities is limited to the carrying value of its investments in, and investment advisory fees receivable from, the entities as of July 31, 2016. The Company does not consolidate these VIEs because it does not hold the majority of the risks and rewards of ownership.

The Company’s investments in privately offered equity funds are carried at fair value and included in investment securities, available-for-sale, which are disclosed as a component of investments in Note 4. The Company records any change in fair value, net of income tax, in other comprehensive income (loss).

9.	Acquisitions

Atlanta Capital Management, LLC (“Atlanta Capital”)

In July 2016, the Company exercised a call option requiring a non-controlling interest holder of Atlanta Capital to sell a 0.02 percent profit interest in Atlanta Capital related to the original acquisition of the Company for $0.1 million. The transaction settled in August 2016. The purchase price of this transaction was based on a multiple of Atlanta Capital’s earnings before taxes for the fiscal year ended October 31, 2015.

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

Total profit interests in Atlanta Capital held by non-controlling interest holders, including direct profit interests related to the original acquisition as well as indirect profit interests issued pursuant to the Atlanta Capital Plan, decreased to 13.0 percent as of July 31, 2016 from 13.1 percent as of October 31, 2015, reflecting the transactions described above, and the grant of an additional 1.4 percent profit interest to employees of Atlanta Capital pursuant to the terms of the Atlanta Capital Plan in the first quarter of fiscal 2016. Non-controlling interest holders did not hold any capital interests in Atlanta Capital as of July 31, 2016.

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

Total profit interests in Parametric held by non-controlling interest holders, including indirect profit interests issued pursuant to the Parametric Plan, decreased to 7.0 percent as of July 31, 2016 from 7.4 percent as of October 31, 2015, reflecting the transactions described above, and the grant of 0.5 percent profit interests to employees of Parametric pursuant to the terms of the Parametric Plan in the first quarter of fiscal 2016.

Total capital interests in Parametric held by non-controlling interest holders decreased to 1.8 percent as of July 31, 2016 from 2.2 percent as of October 31, 2015.

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

10.	Intangible Assets

The following is a summary of intangible assets at July 31, 2016 and October 31, 2015:

July 31, 2016

(in thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount

Amortizing intangible assets:
Client relationships acquired	$133,927	$(92,787)	$41,140
Intellectual property acquired	1,025	(368)	657
Trademark acquired	900	(461)	439

Non-amortizing intangible assets:
Mutual fund management contracts acquired	6,708	-	6,708
Total	$142,560	$(93,616)	$48,944

October 31, 2015

(in thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount

Amortizing intangible assets:
Client relationships acquired	$133,927	$(86,419)	$47,508
Intellectual property acquired	1,000	(319)	681
Trademark acquired	900	(364)	536

Non-amortizing intangible assets:
Mutual fund management contracts acquired	6,708	-	6,708
Total	$142,535	$(87,102)	$55,433

Amortization expense was $2.1 million and $2.8 million for the three months ended July 31, 2016 and 2015 respectively, and $6.5 million and $7.5 million for the nine months ended July 31, 2016 and 2015, respectively. Estimated remaining amortization expense for fiscal 2016 and the next five fiscal years, on a straight-line basis, is as follows:

Estimated
Year Ending October 31,	Amortization
(in thousands)	Expense
Remaining 2016	$2,134
2017	8,537
2018	8,508
2019	4,531
2020	3,510
2021	2,021

11.	Stock-Based Compensation Plans

The Company recognized compensation costs related to its stock-based compensation plans as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(in thousands)	2016	2015	2016	2015
Omnibus Incentive Plans:
Stock options	$4,489	$4,718	$14,218	$13,347
Restricted shares	10,777	11,637	32,728	31,811
Phantom stock units	96	48	220	197
Employee Stock Purchase Plans	178	444	389	624
Employee Stock Purchase Incentive Plan	155	68	515	470
Atlanta Capital Plan	736	601	2,153	1,891
Parametric Plan	1,333	1,550	4,272	4,660
Total stock-based compensation expense	$17,764	$19,066	$54,495	$53,000

The total income tax benefit recognized for stock-based compensation arrangements was $6.0 million and $6.1 million for the three months ended July 31, 2016 and 2015, respectively, and $18.3 million and $17.6 million for the nine months ended July 31, 2016 and 2015, respectively.

Stock Options

Stock option transactions under the Company’s 2013 Omnibus Incentive Plan, as amended and restated (the “2013 Plan”), and predecessor plans for the nine months ended July 31, 2016 are summarized as follows:

(share and intrinsic value figures in thousands)	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding, beginning of period	21,076	$32.23
Granted	3,348	36.06
Exercised	(1,729)	27.90
Forfeited/expired	(268)	35.36
Options outstanding, end of period	22,427	$33.10	5.1	$139,865
Options exercisable, end of period	13,503	$31.80	3.2	$109,836
Vested or expected to vest at July 31, 2016	22,377	$33.09	5.1	$139,773

The Company received $47.4 million and $40.1 million related to the exercise of options for the nine months ended July 31, 2016 and 2015, respectively.

As of July 31, 2016, there was $52.6 million of compensation cost related to unvested stock options granted not yet recognized. That cost is expected to be recognized over a weighted-average period of 2.8 years.

Restricted Shares

A summary of the Company’s restricted share activity for the nine months ended July 31, 2016 under the Company’s Omnibus Incentive Plans is as follows:

		Weighted-
		Average
		Grant
		Date Fair
(share figures in thousands)	Shares	Value
Unvested, beginning of period	3,988	$34.43
Granted	1,546	35.23
Vested	(1,176)	31.82
Forfeited	(166)	35.15
Unvested, end of period	4,192	$35.43

As of July 31, 2016, there was $101.0 million of compensation cost related to unvested awards not yet recognized. That cost is expected to be recognized over a weighted-average period of 2.9 years.

Phantom Stock Units

During the nine months ended July 31, 2016, 7,850 phantom stock units were issued to non-employee Directors pursuant to the Company’s 2013 Plan. As of July 31, 2016, there was $0.2 million of compensation cost related to unvested awards not yet recognized. That cost is expected to be recognized over a weighted-average period of 1.1 years.

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

In the first nine months of fiscal 2016, the Company purchased and retired approximately 3.8 million shares of its Non-Voting Common Stock under the current repurchase authorization and approximately 2.2 million shares under a previous repurchase authorization. Approximately 4.2 million additional shares may be repurchased under the current authorization as of July 31, 2016.

13.	Non-operating Income (Expense)

The components of non-operating income (expense) for the three and nine months ended July 31, 2016 and 2015 were as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(in thousands)	2016	2015	2016	2015
Non-operating income (expense):
Interest and other income	$3,960	$2,090	$9,321	$7,770
Net losses on investments and derivatives	(1,462)	(2,172)	(88)	(5,342)
Net foreign currency gains (losses)	639	(768)	533	(129)
Gains (losses) and other investment income, net	3,137	(850)	9,766	2,299
Interest expense	(7,342)	(7,344)	(22,024)	(22,017)

Other income (expense) of consolidated CLO entities:
Interest income	4,967	1,031	13,560	3,630
Net gains (losses) on bank loans, other investments and note obligations	(500)	740	8,094	1,654
Gains and other investment income, net	4,467	1,771	21,654	5,284
Interest expense	(4,393)	(1,161)	(9,107)	(2,966)
Total non-operating income (expense)	$(4,131)	$(7,584)	$289	$(17,400)

14.	Income Taxes

The provision for income taxes was $39.8 million and $43.4 million, or 38.8 percent and 39.8 percent of pre-tax income, for the three months ended July 31, 2016 and 2015, respectively. The provision for income taxes was $112.8 million and $104.1 million, or 37.2 percent and 38.3 percent of pre-tax income, for the nine months ended July 31, 2016 and 2015, respectively. The provision for income taxes in the three and nine months ended July 31, 2016 and 2015 is comprised of federal, state, and foreign taxes. The differences between the Company’s effective tax rate and the statutory federal rate of 35.0 percent are state income taxes, income and losses recognized by the consolidated CLO entities and other non-controlling interests and equity-based compensation plans.

The Company records a valuation allowance when necessary to reduce deferred tax assets to an amount that is more likely than not to be realized. There was no valuation allowance recorded as of July 31, 2016 or October 31, 2015.

The Company considers the undistributed earnings of certain of its foreign subsidiaries to be indefinitely reinvested in foreign operations as of July 31, 2016. Accordingly, no U.S. income taxes have been provided thereon. As of July 31, 2016, the Company had approximately $44.8 million of undistributed earnings in certain Canadian, United Kingdom and Australian foreign subsidiaries that are not available to fund domestic operations or to distribute to shareholders unless repatriated. Repatriation would require the Company to accrue and pay U.S. corporate income taxes. The unrecognized deferred income tax liability on these un-repatriated funds, or temporary difference, is estimated to be $5.5 million. The Company does not intend to repatriate these funds, has not previously repatriated funds from these entities and has the financial liquidity to permanently leave these funds offshore.

The Company is generally no longer subject to income tax examinations by U.S. federal, state, local or non-U.S. taxing authorities for fiscal years prior to fiscal 2012.

15.	Non-controlling and Other Beneficial Interests

The components of net income attributable to non-controlling and other beneficial interests for the three and nine months ended July 31, 2016 and 2015 were as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(in thousands)	2016	2015	2016	2015
Consolidated sponsored funds	$(343)	$1,027	$(327)	$1,226
Majority-owned subsidiaries	(3,233)	(4,066)	(9,749)	(11,742)
Non-controlling interest value adjustments(1)	9	(6)	(124)	(203)
Consolidated CLO entities	692	2,780	(12,009)	1,439
Net income attributable to non-controlling and other beneficial interests	$(2,875)	$(265)	$(22,209)	$(9,280)

(1)	Relates to non-controlling interests redeemable at other than fair value.

16.	Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), net of tax, for the three months ended July 31, 2016 and 2015 are as follows:

(in thousands)	Unamortized net gains (losses) on derivatives(1)	Net unrealized holding gains (losses) on available-for- sale investments(2)	Foreign currency translation adjustments(3)	Total
Balance at April 30, 2016	$681	$3,680	$(45,217)	$(40,856)
Other comprehensive income (loss), before reclassifications and tax	-	680	(9,336)	(8,656)
Tax impact	-	(258)	-	(258)
Reclassification adjustments, before tax	5	-	-	5
Tax impact	(2)	-	-	(2)
Net current period other comprehensive income (loss)	3	422	(9,336)	(8,911)
Balance at July 31, 2016	$684	$4,102	$(54,553)	$(49,767)

Balance at April 30, 2015	$668	$5,943	$(38,983)	$(32,372)
Other comprehensive income (loss), before reclassifications and tax	-	210	(13,142)	(12,932)
Tax impact	-	(81)	-	(81)
Reclassification adjustments, before tax	5	(3,422)	463	(2,954)
Tax impact	(2)	1,328	(179)	1,147
Net current period other comprehensive income (loss)	3	(1,965)	(12,858)	(14,820)
Balance at July 31, 2015	$671	$3,978	$(51,841)	$(47,192)

The components of accumulated other comprehensive income (loss), net of tax, for the nine months ended July 31, 2016 and 2015 are as follows:

(in thousands)	Unamortized net gains (losses) on derivatives(1)	Net unrealized holding gains (losses) on available-for- sale investments(2)	Foreign currency translation adjustments(3)	Total
Balance at October 31, 2015	$674	$3,733	$(52,993)	$(48,586)
Other comprehensive income (loss), before reclassifications and tax	-	657	(1,560)	(903)
Tax impact	-	(246)	-	(246)
Reclassification adjustments, before tax	16	(83)	-	(67)
Tax impact	(6)	41	-	35
Net current period other comprehensive income (loss)	10	369	(1,560)	(1,181)
Balance at July 31, 2016	$684	$4,102	$(54,553)	$(49,767)

Balance at October 31, 2014	$661	$5,628	$(24,285)	$(17,996)
Other comprehensive income (loss), before reclassifications and tax	-	356	(27,745)	(27,389)
Tax impact	-	(133)	(95)	(228)
Reclassification adjustments, before tax	16	(2,992)	463	(2,513)
Tax impact	(6)	1,119	(179)	934
Net current period other comprehensive income (loss)	10	(1,650)	(27,556)	(29,196)
Balance at July 31, 2015	$671	$3,978	$(51,841)	$(47,192)

(1)	Amounts reclassified from accumulated other comprehensive income (loss), net of tax, represent the amortization of net gains (losses) on interest rate swaps over the life of the Company’s Senior Notes into interest expense on the Consolidated Statements of Income.
(2)	Amounts reclassified from accumulated other comprehensive income (loss), net of tax, represent gains (losses) on disposal of available-for-sale securities and were recorded in gains and other investment income, net, on the Consolidated Statements of Income.
(3)	Amounts reclassified from accumulated other comprehensive income (loss), net of tax, represent the realization of foreign currency translation losses on a consolidated sponsored fund denominated in Euros that was de-consolidated during the third quarter of fiscal 2015. These amounts were recorded in gains (losses) and other investment income, net, on the Consolidated Statements of Income.

17.	Earnings per Share

The following table sets forth the calculation of earnings per basic and diluted share for the three and nine months ended July 31, 2016 and 2015:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(in thousands, except per share data)	2016	2015	2016	2015
Net income attributable to Eaton Vance Corp. shareholders	$62,899	$68,709	$176,252	$168,096
Less: Allocation of earnings to participating restricted shares	-	1,115	-	2,881
Net income available to common shareholders	$62,899	$67,594	$176,252	$165,215
Weighted-average shares outstanding – basic	109,533	113,406	110,275	113,890
Incremental common shares	4,277	4,875	3,769	5,123
Weighted-average shares outstanding – diluted	113,810	118,281	114,044	119,013
Earnings per share:
Basic	$0.57	$0.60	$1.60	$1.45
Diluted	$0.55	$0.57	$1.55	$1.39

During the three and nine months ended July 31, 2015, the calculation of earnings per basic and diluted share included the allocation of earnings to participating securities using the two-class method.

Antidilutive common shares related to stock options and unvested restricted stock excluded from the computation of earnings per diluted share were approximately 10.5 million and 7.5 million for the three months ended July 31, 2016 and 2015, respectively, and approximately 12.2 million and 7.8 million for the nine months ended July 31, 2016 and 2015, respectively.

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

Sponsored Funds

The Company is an investment adviser to, and has administrative agreements with, certain sponsored funds, privately offered equity funds and closed-end funds for which certain employees are officers and/or directors. Revenues for services provided or related to these funds for the three and nine months ended July 31, 2016 and 2015 are as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(in thousands)	2016	2015	2016	2015
Investment advisory and administrative fees	$203,973	$220,329	$599,371	$657,721
Distribution fees	17,146	18,538	51,085	55,678
Service fees	27,150	29,265	80,203	87,573
Shareholder services fees	546	599	1,763	2,016
Other revenue	809	599	2,058	1,914
Total	$249,624	$269,330	$734,480	$804,902

For the three months ended July 31, 2016 and 2015, the Company had investment advisory agreements with certain sponsored funds pursuant to which the Company contractually waived $3.8 million and $3.0 million, respectively, of investment advisory fees it was otherwise entitled to receive. For the nine months ended July 31, 2016 and 2015, the Company contractually waived $11.3 million and $9.4 million, respectively, of investment advisory fees it was otherwise entitled to receive.

Sales proceeds and net realized gains for three and nine months ended July 31, 2016 and 2015 from investments in sponsored funds classified as available-for-sale, including sponsored funds accounted for under the equity method, are as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(in thousands)	2016	2015	2016	2015
Proceeds from sales	$2	$2,653	$8,300	$34,700
Net realized gains	-	3,575	162	3,916

The Company bears the non-advisory expenses of certain sponsored funds for which it earns an all-in management fee and provides subsidies to startup and other smaller sponsored funds to enhance their competitiveness. For the three months ended July 31, 2016 and 2015, expenses of $5.8 million and $6.2 million, respectively, were incurred by the Company pursuant to these arrangements. For the nine months ended July 31, 2016 and 2015, expenses of $17.6 million and $16.7 million, respectively, were incurred by the Company pursuant to these arrangements.

Included in investment advisory fees and other receivables at July 31, 2016 and October 31, 2015 are receivables due from sponsored funds of $87.6 million and $89.2 million, respectively.

Loan to Affiliate

On December 23, 2015, EVMC, a wholly owned subsidiary of the Company, loaned $5.0 million to Hexavest under a term loan agreement to seed a new investment strategy. The loan renews automatically for an additional one-year period on each anniversary date unless written termination notice is provided by

EVMC. The loan earns interest equal to the one-year Canadian Dollar Offered Rate plus 200 basis points, which is payable quarterly in arrears. Hexavest may prepay the loan in whole or in part at any time without penalty. During the three and nine months ended July 31, 2016, the Company recorded interest income related to the loan in gains (losses) and other investment income, net, on the Company’s Consolidated Statement of Income of $38,000 and $0.1 million, respectively. As of July 31, 2016, the Company has included $13,000 of interest receivable on the loan within other assets on its Consolidated Balance Sheet.

Employee Loan Program

The Company has established an Employee Loan Program under which a program maximum of $20.0 million is available for loans to officers (other than executive officers) and other key employees of the Company for purposes of financing the exercise of employee stock options. Loans outstanding under this program, which are full recourse in nature, are reflected as notes receivable from stock option exercises in shareholders’ equity and amounted to $9.7 million and $11.1 million at July 31, 2016 and October 31, 2015, respectively.

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

Through our subsidiaries Eaton Vance Management and Atlanta Capital Management, LLC (“Atlanta Capital”) and other affiliates, we manage active equity, income and alternative strategies across a range of investment styles and asset classes, including U.S. and global equities, floating-rate bank loans, municipal bonds, global income, high-yield and investment grade bonds. Through our subsidiary Parametric Portfolio Associates LLC (“Parametric”), we manage a range of engineered alpha strategies, including systematic equity, systematic alternatives and managed options strategies. Through Parametric, we also provide portfolio implementation and overlay services, including tax-managed and non-tax managed custom core strategies and centralized portfolio management of multi-manager portfolios and customized exposure management services. We also oversee the management of, and distribute, investment funds sub-advised by unaffiliated third-party managers, including global and regional equity and asset allocation strategies. Our breadth of investment management capabilities supports a wide range of products and services offered to fund shareholders, retail managed account investors, institutional investors and high-net-worth clients. Our equity strategies encompass a diversity of investment objectives, risk profiles, income levels and geographic representation. Our income investment strategies cover a broad duration and credit quality range and encompass both taxable and tax-free investments. We also offer a range of alternative investment strategies, including commodity- and currency-based investments and a spectrum of absolute return strategies. As of July 31, 2016, we had $334.4 billion in consolidated assets under management.

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

Business Developments

Prevailing equity and income market conditions and investor sentiment affect the sales and redemptions of our investment products, managed asset levels, operating results and the recoverability of our investments. During the third quarter and first nine months of fiscal 2016, the S&P 500 Index, a broad measure of U.S. equity market performance, had total returns of 5.2 percent and 4.5 percent, respectively, and the Barclays U.S. Aggregate Bond Index, a broad measure of U.S. bond market performance, had total returns of 2.5 percent and 5.4 percent, respectively. Over the same periods, the MSCI Emerging Market Index, a broad measure of emerging market equity performance, had total returns of 4.0 percent and 3.0 percent, respectively.

Our ending consolidated assets under management increased by $15.7 billion, or 5 percent, from the end of the prior quarter to $334.4 billion on July 31, 2016, reflecting net inflows and market price appreciation. Consolidated net inflows of $7.1 billion in the third quarter of fiscal 2016 represent a 9 percent annualized internal growth rate (consolidated net inflows divided by beginning of period consolidated assets under management). For comparison, the Company had consolidated net inflows of $3.9 billion in the third quarter of fiscal 2015. Average consolidated assets under management increased from the prior quarter by 5 percent, or $15.4 billion, to $324.9 billion in the third quarter of fiscal 2016.

The primary drivers of our overall and investment advisory and administrative average effective fee rates are the mix of our assets by product, distribution channel and investment mandate, and the timing and amount of performance fees recognized. Shifts in managed assets among products, distribution channels and investment mandates with differing fee schedules can impact the average effective fee rates earned on our assets under management. Our overall average annualized effective fee rate decreased to 41.7 basis points and 41.9 basis points in the third quarter and first nine months of fiscal 2016, respectively, from 45.6 basis points and 46.3 basis points in the third quarter and first nine months of fiscal 2015, respectively. Our average annualized effective investment advisory and administrative fee rate, excluding performance-based fees, similarly decreased to 35.7 basis points and 36.0 basis points, respectively, in the third quarter and first nine months of fiscal 2016 from 39.0 basis points and 39.7 basis points in the third quarter and first nine months of fiscal 2015, respectively.

During the third quarter, we continued to make progress advancing NextShares™ exchange-traded managed funds (“NextShares”) toward broad market availability. In May, Interactive Brokers Group, Inc., an automated global electronic broker and market maker, announced plans to offer NextShares to retail investors and financial professionals through its investing and trading platforms. In July, UBS Financial Services announced plans to offer NextShares through its financial advisor network to its wealth management clients. UBS Asset Management (Americas) also announced plans to develop and launch UBS sponsored-NextShares funds. Also in July, NEPC, LLC announced an agreement with Eaton Vance Management for NEPC to lead a selection process to identify investment managers to sub-advise a series of new Eaton Vance sponsored-NextShares funds to be offered to retail investors and financial professionals.

Consolidated Assets under Management

Consolidated assets under management of $334.4 billion on July 31, 2016 increased $21.8 billion, or 7 percent, from the $312.6 billion reported a year earlier. Fund net outflows of $1.1 billion over the last twelve months reflect gross inflows $31.5 billion offset by outflows of $32.6 billion. Institutional separate account net inflows were $12.9 billion, high-net-worth separate account net inflows were $1.0 billion and retail managed separate account net inflows were $6.3 billion over the past twelve months. Net price appreciation in managed assets increased consolidated assets under management by $2.8 billion over the last twelve months.

The following tables summarize our consolidated assets under management by investment mandate, investment vehicle and investment affiliate as of July 31, 2016 and 2015. Within the investment mandate view, the “Portfolio Implementation” category consists of Parametric’s custom core strategies and centralized portfolio management services. The “Exposure Management” category consists of Parametric’s futures- and options-based customized exposure management services.

Consolidated Assets Under Management by Investment Mandate (1)(2)

	July 31,
(in millions)	2016	% of Total	2015	% of Total	% Change
Equity(3)	$91,837	27%	$93,366	30%	-2%
Fixed income(4)	59,274	18%	51,266	16%	16%
Floating-rate income	32,483	10%	37,220	12%	-13%
Alternative	9,961	3%	10,333	3%	-4%
Portfolio implementation	72,428	22%	59,234	19%	22%
Exposure management	68,407	20%	61,137	20%	12%
Total	$334,390	100%	$312,556	100%	7%

(1)	Consolidated Eaton Vance Corp. See table on page 47 for managed assets and flows of 49 percent-owned Hexavest Inc., which are not included in the table above.
(2)	Assets under management for which we estimate fair value using significant unobservable inputs are not material to the total value of the assets we manage.
(3)	Includes balanced and multi-asset mandates.
(4)	Includes cash management mandates.

Equity assets under management included $31.7 billion and $32.4 billion of assets managed for after-tax returns on July 31, 2016 and 2015, respectively. Portfolio implementation assets under management included $48.2 billion and $39.4 billion of assets managed for after-tax returns on July 31, 2016 and 2015, respectively. Fixed income assets included $35.4 billion and $29.5 billion of municipal income assets on July 31, 2016 and 2015, respectively.

Consolidated Assets Under Management by Investment Vehicle(1)

	July 31,
(in millions)	2016	% of Total	2015	% of Total	% Change
Open-end funds(2)	$74,699	23%	$78,932	25%	-5%
Private funds(3)	27,661	8%	26,202	9%	6%
Closed-end funds(4)	23,999	7%	25,077	8%	-4%
Institutional separate account assets	134,580	40%	118,086	38%	14%
High-net-worth separate account assets	25,823	8%	24,492	8%	5%
Retail managed separate account assets	47,628	14%	39,767	12%	20%
Total	$334,390	100%	$312,556	100%	7%

(1)	Consolidated Eaton Vance Corp. See table on page 47 for directly managed assets and flows of 49 percent-owned Hexavest Inc., which are not included in the table above.
(2)	Includes assets in NextShares funds.
(3)	Includes privately offered equity, fixed income and floating-rate income funds and CLO entities.
(4)	Includes unit investment trusts.

Consolidated Assets Under Management by Investment Affiliate (1)

	July 31,		%
(in millions)	2016	2015	Change
Eaton Vance Management (2)	$143,688	$142,987	0%
Parametric	171,571	150,983	14%
Atlanta Capital	19,131	18,586	3%
Total	$334,390	$312,556	7%

(1)	Consolidated Eaton Vance Corp. See table on page 47 for managed assets and flows of 49 percent-owned Hexavest Inc., which are not included in the table above.
(2)	Includes managed assets of wholly owned subsidiaries and Eaton Vance-sponsored funds and accounts managed by Hexavest and unaffiliated third-party advisors under Eaton Vance supervision.

The following tables summarize our consolidated assets under management and asset flows by investment mandate and investment vehicle for the three and nine months ended July 31, 2016 and 2015:

Consolidated Assets Under Management and Net Flows by Investment Mandate(1)

	Three Months Ended			Nine Months Ended
	July 31,		%	July 31,		%
(in millions)	2016	2015	Change	2016	2015	Change
Equity assets – beginning of period(2)	$88,553	$97,167	-9%	$90,013	$96,379	-7%
Sales and other inflows	3,764	5,191	-27%	11,502	13,670	-16%
Redemptions/outflows	(3,441)	(8,371)	-59%	(12,004)	(17,876)	-33%
Net flows	323	(3,180)	NM(3)	(502)	(4,206)	-88%
Exchanges	(26)	(19)	37%	(18)	40	NM
Market value change	2,987	(602)	NM	2,344	1,153	103%
Equity assets – end of period	$91,837	$93,366	-2%	$91,837	$93,366	-2%
Fixed income assets – beginning of period(4)	56,259	49,690	13%	52,373	46,062	14%
Sales and other inflows	5,109	5,370	-5%	15,716	13,997	12%
Redemptions/outflows	(2,707)	(3,212)	-16%	(9,973)	(8,158)	22%
Net flows	2,402	2,158	11%	5,743	5,839	-2%
Exchanges	(3)	(27)	-89%	44	52	-15%
Market value change	616	(555)	NM	1,114	(687)	NM
Fixed income assets – end of period	$59,274	$51,266	16%	$59,274	$51,266	16%
Floating-rate income assets – beginning of period	32,773	38,269	-14%	35,619	42,009	-15%
Sales and other inflows	2,009	2,032	-1%	5,403	6,720	-20%
Redemptions/outflows	(2,507)	(2,554)	-2%	(8,655)	(10,941)	-21%
Net flows	(498)	(522)	-5%	(3,252)	(4,221)	-23%
Exchanges	6	2	200%	(44)	(124)	-65%
Market value change	202	(529)	NM	160	(444)	NM
Floating-rate income assets – end of period	$32,483	$37,220	-13%	$32,483	$37,220	-13%
Alternative assets – beginning of period	9,719	10,582	-8%	10,173	11,241	-10%
Sales and other inflows	1,182	721	64%	3,016	2,351	28%
Redemptions/outflows	(1,009)	(869)	16%	(2,961)	(3,076)	-4%
Net flows	173	(148)	NM	55	(725)	NM
Exchanges	(1)	45	NM	-	27	NM
Market value change	70	(146)	NM	(267)	(210)	27%
Alternative assets – end of period	$9,961	$10,333	-4%	$9,961	$10,333	-4%
Portfolio implementation assets – beginning of period	66,132	52,879	25%	59,487	48,008	24%
Sales and other inflows	5,857	8,395	-30%	16,801	14,493	16%
Redemptions/outflows	(2,946)	(1,988)	48%	(7,253)	(5,352)	36%
Net flows	2,911	6,407	-55%	9,548	9,141	4%
Exchanges	-	-	0%	(13)	-	NM
Market value change	3,385	(52)	NM	3,406	2,085	63%
Portfolio implementation assets – end of period	$72,428	$59,234	22%	$72,428	$59,234	22%
Exposure management assets – beginning of period	65,235	62,459	4%	63,689	54,036	18%
Sales and other inflows	13,663	11,113	23%	37,530	42,668	-12%
Redemptions/outflows	(11,912)	(11,909)	0%	(34,661)	(36,391)	-5%
Net flows	1,751	(796)	NM	2,869	6,277	-54%
Market value change	1,421	(526)	NM	1,849	824	124%
Exposure management assets – end of period	$68,407	$61,137	12%	$68,407	$61,137	12%
Total fund and separate account assets – beginning of period	318,671	311,046	2%	311,354	297,735	5%
Sales and other inflows	31,584	32,822	-4%	89,968	93,899	-4%
Redemptions/outflows	(24,522)	(28,903)	-15%	(75,507)	(81,794)	-8%
Net flows	7,062	3,919	80%	14,461	12,105	19%
Exchanges	(24)	1	NM	(31)	(5)	520%
Market value change	8,681	(2,410)	NM	8,606	2,721	216%
Total assets under management – end of period	$334,390	$312,556	7%	$334,390	$312,556	7%

(1)	Consolidated Eaton Vance Corp. See table on page 47 for managed assets and flows of 49 percent-owned Hexavest Inc. which are not included in the table above.
(2)	Includes balanced and multi-asset mandates.
(3)	Not meaningful (“NM”).
(4)	Includes cash management mandates.

Consolidated Assets Under Management and Net Flows by Investment Vehicle(1)

	Three Months Ended			Nine Months Ended
	July 31,		%	July 31,		%
(in millions)	2016	2015	Change	2016	2015	Change
Fund assets – beginning of period(2)	$122,902	$132,161	-7%	$125,934	$134,564	-6%
Sales and other inflows	7,571	7,016	8%	22,807	23,385	-2%
Redemptions/outflows	(6,385)	(7,570)	-16%	(22,941)	(26,698)	-14%
Net flows	1,186	(554)	NM	(134)	(3,313)	-96%
Exchanges	(24)	1	NM	(84)	185	NM
Market value change	2,295	(1,397)	NM	643	(1,225)	NM
Fund assets – end of period	$126,359	$130,211	-3%	$126,359	$130,211	-3%
Institutional separate account assets – beginning of period	126,620	115,942	9%	119,987	106,443	13%
Sales and other inflows	19,501	21,764	-10%	51,341	57,678	-11%
Redemptions/outflows	(15,225)	(18,424)	-17%	(42,072)	(47,323)	-11%
Net flows	4,276	3,340	28%	9,269	10,355	-10%
Exchanges	-	(34)	NM	420	(207)	NM
Market value change	3,684	(1,162)	NM	4,904	1,495	228%
Institutional separate account assets – end of period	$134,580	$118,086	14%	$134,580	$118,086	14%
High-net-worth separate account assets – beginning of period	24,565	24,226	1%	24,516	22,235	10%
Sales and other inflows	903	1,177	-23%	4,583	3,803	21%
Redemptions/outflows	(803)	(877)	-8%	(3,997)	(2,291)	74%
Net flows	100	300	-67%	586	1,512	-61%
Exchanges	1	-	NM	(337)	(94)	259%
Market value change	1,157	(34)	NM	1,058	839	26%
High-net-worth separate account assets – end of period	$25,823	$24,492	5%	$25,823	$24,492	5%
Retail managed separate account assets – beginning of period	44,584	38,717	15%	40,917	34,493	19%
Sales and other inflows	3,609	2,865	26%	11,237	9,033	24%
Redemptions/outflows	(2,109)	(2,032)	4%	(6,497)	(5,482)	19%
Net flows	1,500	833	80%	4,740	3,551	33%
Exchanges	(1)	34	NM	(30)	111	NM
Market value change	1,545	183	744%	2,001	1,612	24%
Retail managed separate account assets – end of period	$47,628	$39,767	20%	$47,628	$39,767	20%
Total fund and separate account assets – beginning of period	318,671	311,046	2%	311,354	297,735	5%
Sales and other inflows	31,584	32,822	-4%	89,968	93,899	-4%
Redemptions/outflows	(24,522)	(28,903)	-15%	(75,507)	(81,794)	-8%
Net flows	7,062	3,919	80%	14,461	12,105	19%
Exchanges	(24)	1	NM	(31)	(5)	520%
Market value change	8,681	(2,410)	NM	8,606	2,721	216%
Total assets under management – end of period	$334,390	$312,556	7%	$334,390	$312,556	7%

(1)	Consolidated Eaton Vance Corp. See table on page 47 for managed assets and flows of 49 percent-owned Hexavest Inc., which are not included in the table above.
(2)	Includes assets in cash management funds.

As of July 31, 2016, the Company’s 49 percent-owned affiliate Hexavest Inc. (“Hexavest”) managed $14.4 billion of client assets, down 3 percent from $14.8 billion of managed assets on July 31, 2015. Other than Eaton Vance-sponsored funds for which Hexavest is adviser or sub-adviser, the managed assets of Hexavest are not included in Eaton Vance consolidated totals.

The following table summarizes assets under management and asset flow information for Hexavest for the three and nine months ended July 31, 2016 and 2015:

Hexavest Assets Under Management and Net Flows

	Three Months Ended			Nine Months Ended
	July 31,		%	July 31,		%
(in millions)	2016	2015	Change	2016	2015	Change
Eaton Vance distributed:
Eaton Vance sponsored funds – beginning of period(1)	$226	$247	-9%	$229	$227	1%
Sales and other inflows	1	2	-50%	13	21	-38%
Redemptions/outflows	(7)	(6)	17%	(32)	(15)	113%
Net flows	(6)	(4)	50%	(19)	6	NM
Market value change	11	(4)	NM	21	6	250%
Eaton Vance sponsored funds – end of period	$231	$239	-3%	$231	$239	-3%
Eaton Vance distributed separate accounts – beginning of period(2)	2,557	2,401	6%	2,440	2,367	3%
Sales and other inflows	28	11	155%	54	395	-86%
Redemptions/outflows	(59)	(39)	51%	(94)	(475)	-80%
Net flows	(31)	(28)	11%	(40)	(80)	-50%
Market value change	132	(11)	NM	258	75	244%
Eaton Vance distributed separate accounts – end of period	$2,658	$2,362	13%	$2,658	$2,362	13%
Total Eaton Vance distributed – beginning of period	2,783	2,648	5%	2,669	2,594	3%
Sales and other inflows	29	13	123%	67	416	-84%
Redemptions/outflows	(66)	(45)	47%	(126)	(490)	-74%
Net flows	(37)	(32)	16%	(59)	(74)	-20%
Market value change	143	(15)	NM	279	81	244%
Total Eaton Vance distributed – end of period	$2,889	$2,601	11%	$2,889	$2,601	11%
Hexavest directly distributed – beginning of period(3)	11,435	12,999	-12%	11,279	14,101	-20%
Sales and other inflows	308	286	8%	610	711	-14%
Redemptions/outflows	(734)	(780)	-6%	(1,505)	(2,804)	-46%
Net flows	(426)	(494)	-14%	(895)	(2,093)	-57%
Market value change	513	(297)	NM	1,138	200	469%
Hexavest directly distributed – end of period	$11,522	$12,208	-6%	$11,522	$12,208	-6%
Total Hexavest managed assets – beginning of period	14,218	15,647	-9%	13,948	16,695	-16%
Sales and other inflows	337	299	13%	677	1,127	-40%
Redemptions/outflows	(800)	(825)	-3%	(1,631)	(3,294)	-50%
Net flows	(463)	(526)	-12%	(954)	(2,167)	-56%
Market value change	656	(312)	NM	1,417	281	404%
Total Hexavest managed assets – end of period	$14,411	$14,809	-3%	$14,411	$14,809	-3%

(1)	Managed assets and flows of Eaton Vance-sponsored pooled investment vehicles for which Hexavest is adviser or sub-adviser. Eaton Vance receives management revenue (and in some cases also distribution revenue) on these assets, which are included in the Eaton Vance consolidated assets and flows.
(2)	Managed assets and flows of Eaton Vance-distributed separate accounts managed by Hexavest. Eaton Vance receives distribution revenue, but not investment advisory fees, on these assets, which are not included in the Eaton Vance consolidated assets and flows.
(3)	Managed assets and flows of pre-transaction Hexavest clients and post-transaction Hexavest clients in Canada. Eaton Vance receives no investment advisory or distribution revenue on these assets, which are not included in the Eaton Vance consolidated assets and flows.

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

Consolidated Average Assets Under Management by Investment Mandate

	Three Months Ended			Nine Months Ended
	July 31,		%	July 31,		%
(in millions)	2016	2015	Change	2016	2015	Change
Equity(1)	$89,576	$94,598	-5%	$88,051	$95,162	-7%
Fixed income(2)	57,819	50,522	14%	54,929	48,462	13%
Floating-rate income	32,353	37,793	-14%	33,050	38,977	-15%
Alternative	9,916	10,387	-5%	9,915	10,721	-8%
Portfolio implementation	68,858	54,529	26%	63,783	51,537	24%
Exposure management	66,395	61,953	7%	65,255	58,740	11%
Total	$324,917	$309,782	5%	$314,983	$303,599	4%

(1)	Includes balanced and multi-asset mandates.
(2)	Includes cash management mandates.

Consolidated Average Assets Under Management by Investment Vehicle

	Three Months Ended			Nine Months Ended
	July 31,		%	July 31,		%
(in millions)	2016	2015	Change	2016	2015	Change
Open-end funds(1)	$73,413	$79,701	-8%	$72,279	$80,392	-10%
Private funds(2)	27,128	26,417	3%	26,566	26,270	1%
Closed-end funds(3)	23,731	25,122	-6%	23,710	25,207	-6%
Institutional separate account assets	129,711	115,032	13%	124,607	110,877	12%
High-net-worth separate account assets	25,020	24,309	3%	24,553	23,492	5%
Retail managed separate account assets	45,914	39,201	17%	43,268	37,361	16%
Total	$324,917	$309,782	5%	$314,983	$303,599	4%

(1)	Includes NextShares funds.
(2)	Includes privately offered equity, fixed income and floating-rate income funds and CLO entities.
(3)	Includes unit investment trusts.

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

We define adjusted net income attributable to Eaton Vance Corp. shareholders and adjusted earnings per diluted share as net income attributable to Eaton Vance Corp. shareholders and earnings per diluted share, respectively, adjusted to exclude changes in the estimated redemption value of non-controlling interests in our affiliates redeemable at other than fair value (“non-controlling interest value adjustments”), closed-end fund structuring fees, payments to end service and additional compensation arrangements in place for certain Eaton Vance closed-end funds and other items management deems non-recurring or non-operating in nature, or otherwise outside of the ordinary course of business (such as the impact of special dividends, costs associated with the extinguishment of debt and tax settlements) in each respective period, as applicable. Adjusted net income attributable to Eaton Vance Corp. shareholders and adjusted earnings per diluted share should not be construed to be a substitute for, or superior to, net income attributable to Eaton Vance Corp. shareholders and earnings per diluted share computed in accordance with U.S. GAAP. We provide disclosures of adjusted net income attributable to Eaton Vance Corp. shareholders and adjusted earnings per diluted share to reflect the fact that our management and Board of Directors, as well as our outside investors, consider these adjusted numbers a measure of the Company’s underlying operating performance. Management believes adjusted net income attributable to Eaton Vance Corp. shareholders and adjusted earnings per diluted share are important indicators of our operations because they exclude items that may not be indicative of, or are unrelated to, our core operating results, and may provide a better baseline for analyzing trends in our underlying business.

The following table provides a reconciliation of net income attributable to Eaton Vance Corp. shareholders and earnings per diluted share to adjusted net income attributable to Eaton Vance Corp. shareholders and adjusted earnings per diluted share, respectively, for the three and nine months ended July 31, 2016 and 2015:

	Three Months Ended			Nine Months Ended
	July 31,		%	July 31,		%
(in thousands, except per share data)	2016	2015	Change	2016	2015	Change
Net income attributable to Eaton Vance Corp. shareholders	$62,899	$68,709	-8%	$176,252	$168,096	5%
Non-controlling interest value adjustments(1)	(10)	6	NM	123	203	-39%
Closed-end fund structuring fees, net of tax(2)	1,401	-	NM	1,401	-	NM
Payments to end certain closed-end fund service and additional compensation arrangements, net of tax(3)	-	-	-	-	44,895	NM
Adjusted net income attributable to Eaton Vance Corp. shareholders	$64,290	$68,715	-6%	$177,776	$213,194	-17%

Earnings per diluted share	$0.55	$0.57	-4%	$1.55	$1.39	12%
Non-controlling interest value adjustments	-	-	-	-	-	-
Closed-end fund structuring fees, net of tax	0.01	-	NM	0.01	-	NM
Payments to end certain closed-end fund service and additional compensation arrangements, net of tax	-	-	-	-	0.37	NM
Adjusted earnings per diluted share	$0.56	$0.57	-2%	$1.56	$1.76	-11%

(1)	Please see page 58, “Net Income Attributable to Non-controlling and Other Beneficial Interests,” for a further discussion of the non-controlling interest value adjustments referenced above.
(2)	Reflects structuring fees of $2.3 million paid in connection with the May 2016 initial public offering of Eaton Vance High Income 2021 Target Term Trust, net of the associated impact to taxes of $0.9 million calculated using the Company’s effective tax rate.
(3)	Reflects a $73.0 million payment to end certain fund service and additional compensation arrangements for certain Eaton Vance closed-end funds, net of the associated impact to taxes of $28.1 million calculated using the Company’s effective tax rate. See page 55 for further discussion.

We reported net income attributable to Eaton Vance Corp. shareholders of $62.9 million, or $0.55 per diluted share, in the third quarter of fiscal 2016 compared to net income attributable to Eaton Vance Corp. shareholders of $68.7 million, or $0.57 per diluted share, in the third quarter of fiscal 2015. We reported adjusted net income attributable to Eaton Vance Corp. shareholders of $64.3 million and adjusted earnings per diluted share of $0.56 in the third quarter of fiscal 2016 compared to adjusted net income attributable to Eaton Vance Corp. shareholders of $68.7 million and adjusted earnings per diluted share of $0.57 in the third quarter of fiscal 2015. The change in net income attributable to Eaton Vance Corp. shareholders can be primarily ascribed to the following:

•	A decrease in revenue of $14.3 million, or 4 percent, primarily reflecting lower average managed assets in higher-fee floating-rate income, alternative and equity mandates, partially offset by growth in lower-fee exposure management, portfolio implementation and laddered bond mandates and selected higher-fee strategies.
•	A decrease in expenses of $4.3 million, or 2 percent, primarily reflecting decreases in compensation, service fee and fund-related expenses, offset by modest increases in distribution expense, amortization of deferred sales commissions and other corporate expenses. Distribution expense in the third quarter of fiscal 2016 includes $2.3 million of closed-end fund structuring fees.
•	A $4.0 million improvement in gains (losses) and other investment income, net, primarily reflecting increases in interest income and foreign currency gains, and a decrease in net losses recognized on our seed capital portfolio.
•	A $0.5 million decrease in other income (expense) attributed to the Company’s consolidated collateralized loan obligation (“CLO”) entities (gains and other investment income net of interest expense recognized by these vehicles).
•	A decrease in income taxes of $3.7 million, or 8 percent, reflecting the decrease in the Company’s income before taxes. Consolidated CLO entity income that is allocated to other beneficial interest holders is not subject to tax in the Company’s provision.
•	A decrease in equity in net income of affiliates, net of tax, of $0.3 million. Substantially all of the $3.0 million of equity in net income of affiliates in the third quarter of 2016 related to the Company’s investment in Hexavest. Equity in net income of affiliates in the third quarter of fiscal 2015 included $2.9 million from the Company’s investments in Hexavest and $0.4 million from a private equity partnership.
•	A $2.6 million increase in net income attributable to non-controlling and other beneficial interest holders, primarily reflecting a decrease in net losses of the Company’s consolidated CLO entities attributable to other beneficial interest holders.

Weighted average diluted shares outstanding decreased by 4.5 million shares, or 4 percent, in the third quarter of fiscal 2016 from the third quarter of fiscal 2015. The decrease primarily reflects shares repurchased over the last twelve months and a decrease in the dilutive effect of in-the-money options.

We reported net income attributable to Eaton Vance Corp. shareholders of $176.3 million, or $1.55 per diluted share, in the first nine months of fiscal 2016 compared to net income attributable to Eaton Vance Corp. shareholders of $168.1 million, or $1.39 per diluted share, in the first nine months of fiscal 2015. We reported adjusted net income attributable to Eaton Vance Corp. shareholders of $177.8 million, or $1.56 adjusted earnings per diluted share, in the first nine months of fiscal 2016 compared to adjusted net income attributable to Eaton Vance Corp. shareholders of $213.2 million, or $1.76 adjusted earnings per diluted share, in the first nine months of fiscal 2015. The change in net income attributable to Eaton Vance Corp. shareholders can be primarily attributed to the following:

•	A decrease in revenue of $66.1 million, or 6 percent, primarily reflecting lower average managed assets in higher-fee floating-rate income, alternative and equity mandates, partially offset by growth in lower-

fee exposure management, portfolio implementation and laddered bond mandates and selected higher-fee strategies.

•	A decrease in expenses of $79.7 million, or 10 percent, primarily reflecting the payment of $73.0 million to terminate certain closed-end fund service and additional compensation arrangements in the first quarter of fiscal 2015. Excluding this payment, expenses decreased 1 percent, reflecting lower distribution, service fee and fund-related expenses, offset by increases in compensation, amortization of deferred sales commissions and other operating expenses. Distribution expense in the first nine months of fiscal 2016 includes $2.3 million of closed-end fund structuring fees.
•	A $7.5 million improvement in gains (losses) and other investment income, net, due to a reduction in losses recognized on our seed capital portfolio, an increase in interest and other income, and an increase in foreign currency gains.
•	A $10.2 million increase in other income (expense) attributed to the Company’s consolidated CLO entities (gains and other investment income net of interest expense recognized by these vehicles).
•	An increase in income taxes of $8.7 million, or 8 percent, reflecting the increase in the Company’s income before taxes.
•	A decrease in equity in net income of affiliates, net of tax, of $1.5 million, primarily reflecting a decrease in the Company’s proportionate net interest in earnings of sponsored funds accounted for under the equity method, a decrease in the Company’s net interest in the earnings of Hexavest and a decrease in the Company’s net income of a private equity partnership.
•	An increase in net income attributable to non-controlling and other beneficial interest holders of $12.9 million, primarily reflecting an increase in net income attributable to non-controlling interest holders of the Company’s consolidated CLO entities.

Weighted average diluted shares outstanding decreased by 5.0 million shares, or 4 percent, in the first nine months of fiscal 2016 over the first nine months of fiscal 2015. The decrease primarily reflects shares repurchased over the last twelve months and a decrease in the dilutive effect of in-the-money options, partially offset by the exercise of employee stock options and the vesting of restricted stock.

Revenue

Our revenue declined by $14.3 million, or 4 percent, and by $66.1 million, or 6 percent, in the third quarter and first nine months of fiscal 2016 from the same periods a year earlier, respectively, reflecting lower investment advisory and administrative fees, distribution and underwriter fees and service fees. Investment advisory and administrative fees declined despite a 5 percent and 4 percent increase in average consolidated assets under management in the third quarter and first nine months of fiscal 2016, respectively, as the revenue impact of growth in lower-fee rate exposure management, portfolio implementation and laddered bond mandates and selected higher-fee strategies was more than offset by lower average assets in higher-fee floating-rate income, alternative and equity mandates.

The following table shows our investment advisory and administrative fees, distribution and underwriter fees, service fees and other revenue for the three and nine months ended July 31, 2016 and 2015:

	Three Months Ended			Nine Months Ended
	July 31,		%	July 31,		%
(in thousands)	2016	2015	Change	2016	2015	Change
Investment advisory and administrative fees	$292,814	$303,625	-4%	$852,739	$906,062	-6%
Distribution and underwriter fees	18,883	20,285	-7%	56,216	61,369	-8%
Service fees	27,150	29,265	-7%	80,203	87,573	-8%
Other revenue	2,321	2,336	-1%	6,856	7,101	-3%
Total revenue	$341,168	$355,511	-4%	$996,014	$1,062,105	-6%

Investment advisory and administrative fees

The decrease in investment advisory and administrative fees in the third quarter and first nine months of fiscal 2016 from the same periods a year earlier can be primarily attributed to a shift in asset mix driven by the loss of assets in higher-fee investment mandates and growth in assets in lower-fee investment mandates. Our effective investment advisory and administrative fee rate, excluding performance-based fees, declined to 35.7 basis points and 36.0 basis points in the third quarter and first nine months of fiscal 2016, respectively, from 39.0 basis points and 39.7 basis points in the third quarter and first nine months of fiscal 2015, respectively.

Average annualized effective investment advisory and administrative fee rates, excluding performance-based fees, for the three and nine months ended July 31, 2016 and 2015 by investment mandate were as follows:

	Three Months Ended			Nine Months Ended
	July 31,		%	July 31,		%
(in basis points on average managed assets)	2016	2015	Change	2016	2015	Change
Equity	62.9	64.4	-2%	62.5	64.1	-2%
Fixed income	39.8	42.7	-7%	40.1	43.2	-7%
Floating-rate income	51.7	53.8	-4%	51.7	53.2	-3%
Alternative	63.8	63.1	1%	63.0	62.9	0%
Portfolio implementation	14.8	14.8	0%	15.0	15.5	-3%
Exposure management	5.2	5.4	-4%	5.2	5.4	-4%
Average effective investment advisory and administrative fee rate	35.7	39.0	-8%	36.0	39.7	-9%

Performance-based fees were $2.7 million and $1.7 million in the third quarter of fiscal 2016 and 2015, respectively, and contributed $2.8 and $1.7 million in the first nine months of fiscal 2016 and 2015, respectively.

Distribution and underwriter fees

The following table shows the total distribution payments with respect to our Class A, Class B, Class C, Class N, Class R and private funds for the three and nine months ended July 31, 2016 and 2015:

	Three Months Ended			Nine Months Ended
	July 31,		%	July 31,		%
(in thousands)	2016	2015	Change	2016	2015	Change

Class A	$156	$203	-23%	$490	$688	-29%
Class B	318	516	-38%	1,055	1,722	-39%
Class C	15,100	16,440	-8%	44,956	48,974	-8%
Class N	18	28	-36%	64	110	-42%
Class R	354	317	12%	991	892	11%
Private funds	1,152	1,034	11%	3,281	3,291	0%
Total distribution plan payments	$17,098	$18,538	-8%	$50,837	$55,677	-9%

Distribution plan payments fluctuate with both the level of average assets under management and sales of sponsored funds and fund share classes that are subject to these fees. Underwriter fees fluctuate with the level of sales of fund share classes that are subject to these fees.

Service fees

Service fee revenue decreased 7 percent in the third quarter of fiscal 2016 and 8 percent in the first nine months of fiscal 2016 from the same periods a year earlier, primarily reflecting a decrease in average assets under management in certain classes of funds subject to service fees.

Other revenue

Other revenue, which consists primarily of sub-transfer agent fees, miscellaneous dealer income, custody fees, Hexavest-related distribution and service revenue, and sub-lease income, decreased 1 percent in the third quarter of fiscal 2016 from the third quarter of fiscal 2015 and decreased 3 percent in the first nine months of fiscal 2016 from the same period a year earlier, primarily reflecting a decrease in sub-lease income.

Expenses

Operating expenses decreased by 2 percent, or $4.3 million, in the third quarter of fiscal 2016 from the same period a year earlier, reflecting decreases in compensation, service fees and fund-related expenses partially offset by slightly higher other operating expenses. Expenses in connection with the Company’s NextShares initiative totaled approximately $2.4 million in the third quarter of fiscal 2016 compared to $2.0 million in the third quarter of fiscal 2015.

Operating expenses decreased by 10 percent, or $79.7 million, in the first nine months of fiscal 2016 from the same period a year earlier, reflecting lower distribution, service fee and fund-related expenses, offset by increases in compensation and other operating expenses. Included in distribution expense for the first nine months of fiscal 2015 is a one-time payment of $73.0 million to terminate certain closed-end fund service and additional compensation arrangements with a distribution partner. Expenses in connection with the Company’s NextShares initiative totaled approximately $6.0 million in the first nine months of fiscal 2016 compared to $5.1 million in the first nine months of fiscal 2015.

The following table shows our operating expenses for the three and nine months ended July 31, 2016 and 2015:

	Three Months Ended			Nine Months Ended
	July 31,		%	July 31,		%
(in thousands)	2016	2015	Change	2016	2015	Change
Compensation and related costs:
Cash compensation	$104,063	$105,334	-1%	$311,361	$311,667	0%
Stock-based compensation	17,764	19,066	-7%	54,495	53,000	3%
Total compensation and related costs	121,827	124,400	-2%	365,856	364,667	0%
Distribution expense	31,616	31,300	1%	88,338	167,649	-47%
Service fee expense	24,831	26,978	-8%	73,036	81,116	-10%
Amortization of deferred sales commissions	3,861	3,767	2%	11,862	11,187	6%
Fund-related expenses	8,939	9,446	-5%	26,133	27,084	-4%
Other expenses	43,369	42,887	1%	127,671	120,888	6%
Total expenses	$234,443	$238,778	-2%	$692,896	$772,591	-10%

Compensation and related costs

The following table shows our compensation and related costs for the three and nine months ended July 31, 2016 and 2015:

	Three Months Ended			Nine Months Ended
	July 31,		%	July 31,		%
(in thousands)	2016	2015	Change	2016	2015	Change
Base salaries and employee benefits	$55,750	$54,430	2%	$168,933	$163,363	3%
Stock-based compensation	17,764	19,066	-7%	54,495	53,000	3%
Operating income-based incentives	33,660	34,860	-3%	95,490	100,844	-5%
Sales incentives	13,155	13,790	-5%	41,635	43,808	-5%
Other compensation expense	1,498	2,254	-34%	5,303	3,652	45%
Total	$121,827	$124,400	-2%	$365,856	$364,667	0%

The 2 percent increase in base salaries and employee benefits in the third quarter of fiscal 2016 from the same period a year earlier primarily reflects an increase in average headcount and annual merit increases. The 7 percent decrease in stock-based compensation reflects the impact of certain employee retirements and terminations in the third quarter of fiscal 2015. The 3 percent decline in operating-income based incentives reflects a decrease in pre-bonus adjusted operating income. The 5 percent decrease in sales incentives primarily reflects lower gross sales of products on which sales-based incentives are paid. The 34 percent decrease in other compensation is primarily related to a decrease in severance costs associated with employee terminations.

The 3 percent increase in base salaries and employee benefits in the first nine months of fiscal 2016 from the same period a year earlier primarily reflects an increase in average headcount and annual merit increases. The 3 percent increase in stock-based compensation also reflects the impact of the increase in average headcount. The 5 percent decline in operating-income based incentives year-over-year reflects a decrease in pre-bonus adjusted operating income. Sales incentives decreased 5 percent primarily due to a decrease in compensation-eligible sales. Other compensation expense increased 45 percent due to an increase in costs associated with employee recruiting and terminations.

Distribution expense

The following table shows our distribution expense for the three and nine months ended July 31, 2016 and 2015:

	Three Months Ended			Nine Months Ended
	July 31,		%	July 31,		%
(in thousands)	2016	2015	Change	2016	2015	Change
Class A share commissions	$552	$789	-30%	$1,548	$2,185	-29%
Class C share distribution fees	12,693	13,570	-6%	37,582	40,413	-7%
Closed-end fund structuring fees	2,291	-	NM	2,291	-	NM
Payments to end certain fund service and additional compensation arrangements	-	-	-	-	73,000	NM
Closed-end fund dealer compensation payments	959	1,044	-8%	2,870	5,564	-48%
Intermediary marketing support payments	10,393	10,379	0%	29,573	31,757	-7%
NextShares distribution fees	11	-	NM	26	-	NM
Discretionary marketing expenses	4,717	5,518	-15%	14,448	14,730	-2%
Total	$31,616	$31,300	1%	$88,338	$167,649	-47%

The decrease in Class A share commission expense in the third quarter and first nine months of fiscal 2016 from the same periods a year earlier reflects a decline in Class A fund sales on which we pay commissions. The decrease in Class C share distribution fee expense in the third quarter and first nine months of fiscal 2016 reflects lower Class C share assets held more than one year. Closed-end fund structuring fees in the third quarter and first nine months of fiscal 2016 reflect payments made in conjunction with the May 2016 initial public offering of the Eaton Vance High Income 2021 Target Term Trust. Operating results for the first nine months of fiscal 2015 includes a one-time payment of $73.0 million to terminate certain closed-end fund service and additional compensation arrangements with a distribution partner pursuant to which we were obligated to make recurring payments over time based on the assets of the respective closed-end funds. The decrease in closed-end fund dealer compensation payments in the third quarter and first nine months of fiscal 2016 compared to the same periods a year ago reflects the impact of those termination payments. The decrease in intermediary marketing support payments to our distribution partners in the first nine months of fiscal 2016 compared to the same period a year ago reflects lower average assets subject to those arrangements. The decrease in discretionary marketing expenses in the third quarter and first nine months of fiscal 2016 compared to the same periods a year ago primarily reflects a decrease in advertising and marketing communications.

Service fee expense

Service fee expense decreased by 8 percent, or $2.1 million, in the third quarter of fiscal 2016 from the same quarter a year earlier, reflecting a decrease in average fund assets retained more than one year in funds and share classes that are subject to service fees. Service fee expense decreased 10 percent, or $8.1 million, in the first nine months of fiscal 2016 versus the same period a year earlier for the same reason.

Amortization of deferred sales commissions

Amortization expense increased 2 percent, or $0.1 million, in the third quarter of fiscal 2016 from the same period a year earlier, reflecting decreases in Class B share and Class C share amortization expense offset by increases in private fund amortization expense. In the third quarter of fiscal 2016, 60 percent of total amortization related to Class C shares, 4 percent to Class B shares and 36 percent to private funds. In the third quarter of fiscal 2015, 70 percent of total amortization related to Class C shares, 7 percent to Class B shares and 23 percent to private funds.

Amortization expense increased 6 percent, or $0.7 million, in the first nine months of fiscal 2016 compared to the same period a year earlier, reflecting an increase in private fund share amortization expense offset by a decrease in average Class B share and Class C share amortization expense.

Fund-related expenses

Fund-related expenses decreased 5 percent, or $0.5 million, in the third quarter of fiscal 2016 from the same period a year earlier and decreased 4 percent, or $1.0 million, in the first nine months of fiscal 2016 from the same period a year earlier. The decrease in the third quarter of fiscal 2016 reflects lower expenses borne by the Company on funds for which it earns an all-in fee, lower sub-advisory expenses related to Company-sponsored funds managed by unaffiliated sub-advisors and lower fund subsidies. The decrease in the first nine months of fiscal 2016 primarily reflects lower sub-advisory expenses related to Company-sponsored funds managed by unaffiliated sub-advisers, offset by higher fund subsidies.

Other expenses

The following table shows our other expenses for the three and nine months ended July 31, 2016 and 2015:

	Three Months Ended			Nine Months Ended
	July 31,		%	July 31,		%
(in thousands)	2016	2015	Change	2016	2015	Change
Information technology	$18,890	$16,164	17%	$54,112	$49,173	10%
Facilities-related	10,126	9,869	3%	30,825	30,215	2%
Travel	4,186	4,638	-10%	12,216	12,226	0%
Professional services	3,398	4,639	-27%	9,990	9,767	2%
Communications	1,225	1,199	2%	3,895	3,929	-1%
Other corporate expense	5,544	6,378	-13%	16,633	15,578	7%
Total	$43,369	$42,887	1%	$127,671	$120,888	6%

The 17 percent increase in information technology expense in the third quarter of fiscal 2016 from the same quarter a year ago can be attributed to increases in consulting services, software maintenance fees and market data costs. The 3 percent increase in facilities-related expenses over the same period can be attributed to increases in rental operating expenses and real estate taxes. The 10 percent decrease in travel expense can be attributed to a decrease in travel activity. The 27 percent decrease in professional services expense is attributable to lower general consulting and recruiting costs. Communications expenses were largely unchanged year-over-year. The 13 percent decrease in other corporate expenses reflects lower amortization of intangible assets.

The 10 percent increase in information technology expense in the first nine months of fiscal 2016 from the same period a year earlier can be attributed to increases in project-related consulting and software maintenance fees, offset by lower software license fees. The 2 percent increase in facilities-related expenses can be primarily attributed to higher rental operating expenses and real estate taxes. Travel expense was substantially unchanged year over year. The 2 percent increase in professional services expense can be attributed primarily to increases in corporate consulting engagements (including engagements related to our NextShares initiative) offset by decreases in recruiting and external legal costs. The 7 percent increase in other corporate expenses reflects an increase in other corporate taxes and higher professional development expense offset by lower amortization of intangible assets.

Non-operating Income (Expense)

The main categories of non-operating income (expense) for the three and nine months ended July 31, 2016 and 2015 are as follows:

	Three Months Ended			Nine Months Ended
	July 31,		%	July 31,		%
(in thousands)	2016	2015	Change	2016	2015	Change
Gains (losses) and other investment income, net	$3,137	$(850)	NM	$9,766	$2,299	325%
Interest expense	(7,342)	(7,344)	0%	(22,024)	(22,017)	0%
Other income (expense) of consolidated CLO entities:
Gains and other investment income, net	4,467	1,771	152%	21,654	5,284	310%
Interest expense	(4,393)	(1,161)	278%	(9,107)	(2,966)	207%
Total non-operating income (expense)	$(4,131)	$(7,584)	-46%	$289	$(17,400)	NM

Gains (losses) and other investment income, net, improved by $4.0 million in the third quarter of fiscal 2016 from the same period a year earlier, primarily reflecting increased interest earned of $1.9 million, an increase in foreign currency gains of $1.4 million and an improvement in net losses on investments of $0.7 million. In the third quarter of fiscal 2016, we recognized $1.5 million of net losses related to our seed capital investments and associated hedges, compared to net losses of $2.2 million in the third quarter of fiscal 2015.

Gains (losses) and other investment income, net, improved by $7.5 million in the first nine months of fiscal 2016 compared to the same period a year earlier, primarily reflecting an increase of $5.3 million in net gains on investments, an increase of $1.6 million in interest income earned and an increase of $0.7 million in foreign currency gains. In the first nine months of fiscal 2016 we recognized $0.1 million of net losses related to our seed capital investments and associated hedges, compared to net losses of $5.3 million in the first nine months of fiscal 2015.

Interest expense was largely unchanged, reflecting interest accrued on our fixed rate senior notes.

Net income (loss) of our consolidated CLO entity totaled $(15,000) and $12.4 million in the third quarter and first nine months of fiscal 2016, respectively. Approximately $0.7 million of consolidated CLO entity net losses and $12.0 million of consolidated CLO entity net gains were included in net income attributable to non-controlling and other beneficial interests, reflecting third-party note holders’ proportionate interests in the net income of the entity in the third quarter and first nine months of fiscal 2016, respectively. Net income attributable to Eaton Vance Corp. shareholders included $0.7 million and $0.4 million of net income associated with the consolidated CLO entity for the third quarter and first nine months of fiscal 2016, respectively, representing management fees earned by the Company, offset by the Company’s proportionate interest in net losses of the CLO entity.

Income Taxes

Our effective tax rate, calculated as income taxes as a percentage of income before income taxes and equity in net income of affiliates, was 38.8 percent and 37.2 percent in the third quarter and first nine months of fiscal

2016, respectively, compared to 39.8 percent and 38.3 percent in the third quarter and first nine months of fiscal 2015, respectively.

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

Equity in Net Income of Affiliates, Net of Tax

Equity in net income of affiliates, net of tax, for the third quarter and first nine months of fiscal 2016 primarily reflects our 49 percent equity interest in Hexavest and our seven percent minority equity interest in a private equity partnership managed by a third party. Equity in net income of affiliates, net of tax, was $3.0 million and $7.8 million in the third quarter and first nine months of fiscal 2016, respectively, and $3.3 million and $9.4 million in the respective periods a year earlier.

The following table summarizes the components of equity in net income of affiliates, net of tax, for the three and nine months ended July 31, 2016 and 2015:

	Three Months Ended			Nine Months Ended
	July 31,		%	July 31,		%
(in thousands)	2016	2015	Change	2016	2015	Change
Investments in sponsored funds, net of tax	$-	$23	NM	$-	$123	NM
Investment in private equity partnership, net of tax	-	376	NM	178	792	-78%
Investment in Hexavest, net of tax and amortization	2,961	2,861	3%	7,669	8,448	-9%
Total	$2,961	$3,260	-9%	$7,847	$9,363	-16%

Net Income Attributable to Non-controlling and Other Beneficial Interests

The following table summarizes the components of net income attributable to non-controlling and other beneficial interests for the three and nine months ended July 31, 2016 and 2015:

	Three Months Ended			Nine Months Ended
	July 31,		%	July 31,		%
(in thousands)	2016	2015	Change	2016	2015	Change
Consolidated sponsored funds	$(343)	$1,027	NM	$(327)	$1,226	NM
Majority-owned subsidiaries	(3,233)	(4,066)	-20%	(9,749)	(11,742)	-17%
Non-controlling interest value adjustments(1)	9	(6)	NM	(124)	(203)	-39%
Consolidated CLO entities	692	2,780	-75%	(12,009)	1,439	NM
Net income attributable to non-controlling and other beneficial interests	$(2,875)	$(265)	985%	$(22,209)	$(9,280)	139%

(1)	Relates to non-controlling interests redeemable at other than fair value.

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

The following table summarizes certain key financial data relating to our liquidity and capital resources on July 31, 2016 and October 31, 2015 and uses of cash for the nine months ended July 31, 2016 and 2015:

Balance Sheet and Cash Flow Data
	July 31,	October 31,
(in thousands)	2016	2015

Balance sheet data:
Assets:
Cash and cash equivalents	$378,156	$465,558
Investment advisory fees and other receivables	182,050	187,753
Total liquid assets	$560,206	$653,311

Investments	$563,609	$507,020

Liabilities:
Debt	$573,928	$573,811

	Nine Months Ended
	July 31,
(in thousands)	2016	2015

Cash flow data:
Operating cash flows	$276,499	$157,848
Investing cash flows	(108,976)	165,158
Financing cash flows	(252,986)	(387,423)

Liquidity and Capital Resources

Liquid assets consist of cash and cash equivalents and investment advisory fees and other receivables. Cash and cash equivalents consist of cash and short-term, highly liquid investments that are readily convertible to cash. Investment advisory fees and other receivables primarily represent receivables due from sponsored funds and separately managed accounts for investment advisory and distribution services provided. Liquid assets represented 35 percent and 40 percent of total assets on July 31, 2016 and October 31, 2015, respectively, excluding those assets identified as assets of the Company’s consolidated CLO entity. Not included in the liquid asset amounts are $98.6 million and $77.4 million of highly liquid short-term debt securities with remaining maturities between three and twelve months at July 31, 2016 and October 31, 2015, respectively, which are included in Investments on our Consolidated Balance Sheets. Our seed investments in consolidated sponsored funds and separate accounts are not treated as liquid assets because they may be longer term in nature.

The $93.1 million decrease in liquid assets in the first nine months of fiscal 2016 primarily reflects the payment of $89.6 million of dividends to shareholders, the repurchase of $205.0 million of Non-Voting Common Stock, the payment of $15.6 million to acquire additional interests in Atlanta Capital and Parametric, the issuance of a $5.0 million note receivable to our affiliate Hexavest, a $10.1 million contingent payment related to the Company’s acquisition of the Tax Advantaged Bond Strategies (“TABS”) business, the addition of $8.8 million in equipment and leasehold improvements and $8.2 million in net purchases of investments classified as available-for-sale, offset by proceeds from the issuance of Non-Voting Common Stock of $53.7 million and net cash provided by operating activities of $276.5 million.

On July 31, 2016, our debt consisted of $250 million in aggregate principal amount of 2017 Senior Notes and $325 million in aggregate principal amount of 2023 Senior Notes. We also maintain a $300 million unsecured revolving credit facility with several banks that expires on October 21, 2019. The facility provides that we may borrow at LIBOR-based rates of interest that vary depending on the level of usage of the facility and our credit ratings. The agreement contains financial covenants with respect to leverage and interest coverage and requires us to pay an annual commitment fee on any unused portion. We had no borrowings under our revolving credit facility at July 31, 2016 or at any point during the first nine months of fiscal 2016. We were in compliance with all debt covenants as of July 31, 2016.

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

Recoverability of our Investments

Our $563.6 million of investments as of July 31, 2016 consisted of our 49 percent equity interest in Hexavest, positions in Company-sponsored funds and separate accounts entered into for investment and business development purposes, and certain other investments held directly by the Company. Investments in Company-sponsored funds and separate accounts and direct investments held by the Company are generally in liquid debt or equity securities and are carried at fair market value. We test our investments, other than equity method investments, for impairment on a quarterly basis. We evaluate our investments in non-consolidated CLO entities and investments classified as available-for-sale for impairment using quantitative factors, including how long the investment has been in a net unrealized loss position, and qualitative factors, including the credit quality of the underlying issuer and our ability and intent to continue holding the investment. If markets deteriorate in the quarters ahead, our assessment of impairment on a quantitative basis may lead us to impair investments in future quarters that were in an unrealized loss position at July 31, 2016.

We test our investments in equity method investees, goodwill and indefinite-lived intangible assets in the fourth quarter of each fiscal year and as facts and circumstances indicate that additional analysis is warranted. There have been no significant changes in financial condition in the first nine months of fiscal 2016 that would indicate that an impairment loss exists at July 31, 2016.

We periodically review our deferred sales commissions and identifiable intangible assets for impairment as events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. There have been no significant changes in financial condition in the first nine months of fiscal 2016 that would indicate that an impairment loss exists at July 31, 2016.

Operating Cash Flows

Cash provided by operating activities totaled $276.5 million in the first nine months of fiscal 2016, an increase of $118.7 million from cash provided by operating activities of $157.8 million in the first nine months of fiscal 2015. The increase in net cash provided by operating activities year-over-year primarily reflects an increase in net cash provided by the operating activities of our consolidated CLO entities and an increase in deferred income taxes, partially offset by a decrease in the net purchase of trading securities and a decrease in the timing differences in the cash settlements of our other assets and liabilities.

Investing Cash Flows

Cash used for investing activities totaled $109.0 million in the first nine months of fiscal 2016 compared to cash provided by investing activities of $165.2 million in the first nine months of fiscal 2015. The increase in cash used for investing activities year-over-year can be primarily attributed to a decrease of $219.3 million in the net proceeds from the sales, maturities and purchases of consolidated CLO entity investments, the issuance of a $5.0 million term loan to our affiliate Hexavest, a decrease of $48.1 million in the net proceeds from sales and purchases of available-for-sale securities and a $1.0 million increase in the payment to the sellers of the TABS business.

Financing Cash Flows

Cash used for financing activities totaled $253.0 million in the first nine months of fiscal 2016 compared to $387.4 million in the first nine months of fiscal 2015. In the first nine months of fiscal 2016 we paid $15.6 million to acquire additional interests in Atlanta Capital and Parametric, we repurchased and retired approximately 6.1 million shares of our Non-Voting Common Stock for $205.0 million under our authorized repurchase programs, and we issued 3.3 million shares of our Non-Voting Common Stock in connection with the grant of restricted share awards, the exercise of stock options and other employee stock purchases for total proceeds of $53.7 million. As of July 31, 2016, we have authorization to purchase an additional 4.2 million shares under our current share repurchase authorization and anticipate that future repurchases will continue to be an ongoing use of cash. Our dividends per share were $0.795 in the first nine months of fiscal 2016, compared to $0.75 per share in the first nine months of fiscal 2015. We currently expect to declare and pay comparable regular dividends on our Voting and Non-Voting Common Stock on a quarterly basis.

Contractual Obligations

We have future obligations under various contracts relating to debt, interest payments and operating leases. During the nine months ended July 31, 2016, there were no material changes to our contractual obligations as previously reported in our Annual Report on Form 10-K for the year ended October 31, 2015.

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

We have presented all redeemable non-controlling interests at redemption value on our Consolidated Balance Sheet as of July 31, 2016. We have recorded the current quarter change in the estimated redemption value of non-controlling interests redeemable at fair value as a component of additional paid-in capital and have recorded the current quarter change in the estimated redemption value of non-controlling interests redeemable at other than fair value (non-controlling interests redeemable based on a multiple of earnings before interest and taxes of the subsidiary) as a component of net income attributable to non-controlling and other beneficial interests. Based on our calculations, the estimated redemption value of our non-controlling interests, redeemable at either fair value or other than fair value, totaled $90.6 million on July 31, 2016 compared to $88.9 million on October 31, 2015.

Redeemable non-controlling interests as of July 31, 2016 consisted of third-party investors’ ownership in consolidated investment funds of $17.8 million, non-controlling interests in Parametric issued in conjunction with the Clifton acquisition of $12.4 million, non-controlling interests in Parametric issued in conjunction with the Parametric Risk Advisors final put option of $10.8 million and profit interests granted under the long-term incentive plans of Parametric and Atlanta Capital of $30.1 million and $16.8 million, respectively, all of which are redeemable at fair value. Redeemable non-controlling interests as of July 31, 2016 also included non-controlling interests in Atlanta Capital redeemable at other than fair value of $2.6 million. Redeemable non-controlling interests as of October 31, 2015 consisted of third-party investors’ ownership in consolidated investment funds of $11.9 million, non-controlling interests in Parametric issued in conjunction with the Clifton acquisition of $18.6 million, non-controlling interests in Parametric issued in conjunction with the Parametric Risk Advisors final put option of $10.8 million and profit interests granted under the long-term incentive plans of Parametric and Atlanta Capital of $28.5 million and $16.4 million, respectively, all of which are redeemable at fair value. Redeemable non-controlling interests as of October 31, 2015 also included non-controlling interests in Atlanta Capital redeemable at other than fair value of $2.7 million.

Foreign Subsidiaries

We consider the undistributed earnings of certain of our foreign subsidiaries to be indefinitely reinvested in foreign operation as of July 31, 2016. Accordingly, no U.S. income taxes have been provided thereon. As of July 31, 2016, the Company had approximately $44.8 million of undistributed earnings in certain Canadian, United Kingdom and Australian foreign subsidiaries that are not available to fund domestic operations or to distribute to shareholders unless repatriated. Repatriation would require the Company to accrue and pay U.S. corporate income taxes. The unrecognized deferred income tax liability on these un-repatriated funds, or temporary difference, is estimated to be $5.5 million. The Company does not intend to repatriate these funds, has not previously repatriated funds from these entities and has the financial liquidity to permanently leave these funds offshore.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets. The ASU requires the use of an “expected loss” model for instruments measured at amortized cost, in which companies will be required to estimate the lifetime expected credit loss and record an allowance to offset the amortized cost basis, resulting in a net presentation of the amount expected to be collected on the financial asset. The new guidance is effective for the Company’s fiscal year that begins on November 1, 2020 and requires a modified-retrospective approach to adoption. Early adoption is permitted for the fiscal year beginning November 1, 2019. The Company is currently evaluating the potential impact on its Consolidated Financial Statements and related disclosures.

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

Item 4. Controls and Procedures

We evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2016. Disclosure controls and procedures are designed to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rule and forms. Disclosure controls and procedures include, without limitation, controls and procedures accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to allow timely decisions regarding required disclosure. Our CEO and CFO participated in this evaluation and concluded that, as of the date of their evaluation, our disclosure controls and procedures were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding purchases of our Non-Voting Common Stock on a monthly basis during the third quarter of fiscal 2016:

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	(a) Total Number of Shares Purchased	(b) Average price paid per share	(c) Total Number of Shares Purchased of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs
May 1, 2016 through May 31, 2016	51,623	$36.05	51,623	5,802,983
June 1, 2016 through June 30, 2016	957,656	$35.44	957,656	4,845,327
July 1, 2016 through July 31, 2016	686,790	$36.63	686,790	4,158,537
Total	1,696,069	$35.94	1,696,069	4,158,537

(1)	We announced a share repurchase program on January 13, 2016, which authorized the repurchase of up to 8,000,000 shares of our Non-Voting Common Stock in the open market and in private transactions in accordance with applicable securities laws. This repurchase plan is not subject to an expiration date.

Item 6. Exhibits

(a)	Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Materials from the Eaton Vance Corp. Quarterly Report on Form 10-Q for the quarter ended July 31, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) related Notes to the Consolidated Financial Statements, tagged in detail (furnished herewith).

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EATON VANCE CORP.
(Registrant)

DATE: September 7, 2016	/s/ Laurie G. Hylton
(Signature)
Laurie G. Hylton
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

