Form 10-K
period 2016-10-31
EATON VANCE CORP
filed 2016-12-21
CIK 350797

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended October 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Aggregate market value of Non-Voting Common Stock held by non-affiliates of the Registrant, based on the closing price of $34.53 on April 30, 2016 on the New York Stock Exchange was $3,768,192,384. Calculation of holdings by non-affiliates is based upon the assumption, for these purposes only, that executive officers, directors, and persons holding 5 percent or more of the registrant’s Non-Voting Common Stock are affiliates.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the close of the latest practicable date.

Class:	Outstanding at October 31, 2016
Non-Voting Common Stock, $0.00390625 par value	113,545,008
Voting Common Stock, $0.00390625 par value	442,932

Eaton Vance Corp.

Form 10-K

For the Fiscal Year Ended October 31, 2016

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

Through our subsidiaries Eaton Vance Management and Atlanta Capital Management Company, LLC (“Atlanta Capital”) and other affiliates, we manage active equity, income and alternative strategies across a range of investment styles and asset classes, including U.S. and global equities, floating-rate bank loans, municipal bonds, global income, high-yield and investment grade bonds. Through our subsidiary Parametric Portfolio Associates LLC (“Parametric”), we manage a range of engineered alpha strategies, including systematic equity, systematic alternatives and managed options strategies. Through Parametric, we also provide portfolio implementation and overlay services, including tax-managed and non-tax-managed custom core equity strategies, centralized portfolio management of multi-manager portfolios and customized exposure management services. We also oversee the management of, and distribute, investment funds sub-advised by unaffiliated third-party managers, including global and regional equity and asset allocation strategies. Our breadth of investment management capabilities supports a wide range of products and services offered to fund shareholders, retail managed account investors, institutional investors and high-net-worth clients. Although we manage and distribute a wide range of investment products and services, we operate in one business segment, namely as an investment adviser to funds and separate accounts.

We distribute our funds and retail managed accounts principally through financial intermediaries. We have broad market reach, with distribution partners including national and regional broker-dealers, independent broker-dealers, registered investment advisors, banks and insurance companies. We support these distribution partners with a team of approximately 120 sales professionals covering U.S. and international markets.

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

Our long-term growth strategy focuses on developing and growing market-leading investment franchises and expanding our product distribution reach into new channels and geographic markets. The development of leading investment franchises may be achieved either organically or through acquisitions. Recent acquisitions include our fiscal 2012 purchase of a 49 percent interest in Hexavest Inc. (“Hexavest”) and Parametric’s fiscal 2013 purchase of The Clifton Group Investment Management Company (“Clifton”). The acquisition of our interest in Hexavest, a Montreal-based investment adviser, expanded our global equity investment capabilities. The purchase of Clifton, which now operates as Parametric’s Minneapolis investment center, provided Parametric with a market-leading position in futures- and options-based portfolio implementation services and risk-management strategies. Hexavest’s assets under management have grown from $11.0 billion at purchase in August 2012 to $13.7 billion on October 31, 2016. Managed assets of what is now Parametric’s Minneapolis investment center have grown from $34.8 billion at purchase in December 2012 to $78.9 billion on October 31, 2016.

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

We are headquartered in Boston, Massachusetts and also maintain offices in Atlanta, Georgia; Minneapolis, Minnesota; New York, New York; Seattle, Washington; Westport, Connecticut; London, England; Singapore; Sydney, Australia; and Tokyo, Japan. Our sales representatives operate throughout the United States and in the United Kingdom, Europe, Asia Pacific and Latin America. We are represented in the Middle East through an agreement with a third-party distributor.

Recent Developments

In fiscal 2015, we identified four primary near-term priorities to support our long-term growth. Those priorities are: (1) capitalizing on our industry-leading investment performance to grow sales and gain market share in active investment strategies; (2) further developing our global investment capabilities and distribution to address identified market opportunities; (3) expanding our Custom Beta lineup of separate account offerings and the distribution of Custom Beta strategies; and (4) achieving commercial success of NextSharesTM exchange-traded managed funds.

As of October 31, 2016, the Company offered 57 U.S. mutual funds rated 4 or 5 stars by Morningstar™ for at least one class of shares, including 24 five-star rated funds. Although actively managed strategies as a whole are losing share to passive investments, the Company believes that top-performing active strategies can continue to grow, particularly in asset classes where competition versus passive alternatives is less acute. In fiscal 2016, net flows into the Company’s active strategies were modestly positive.

Outside the United States, the Company continues to expand investment staff and commit additional distribution resources to support business growth. EVMI has grown its equity and income teams from three investment professionals at the end of fiscal 2014 to a current staff of 26. In fiscal 2016, the Company also hired Tjalling Halbertsma to head our London-based global sales organization.

In fiscal 2016, the Company achieved significant growth for our Custom Beta suite of separately managed account strategies, which include Parametric core equities and Eaton Vance Management-managed municipal bond and corporate bond ladders. Different from index mutual funds and exchange-traded funds (“ETFs”), our Custom Beta separate account products give clients the ability to tailor their market exposures to achieve better tax outcomes and to reflect client-specified responsible investing criteria, factor tilts and portfolio exclusions.

The Company’s NextShares initiative achieved a series of milestones in fiscal 2016, including the launch of the first three Eaton Vance-sponsored NextShares funds in February and March, the July announcement that UBS Financial Services intends to begin offering NextShares through its U.S. financial advisors network in 2017 and the introduction by Ivy Funds of the first non-Eaton Vance NextShares funds in October. The Company’s NextShares Solutions LLC (“NextShares Solutions”) subsidiary remains focused on the development and commercialization of NextShares, the only exchange-traded product structure compatible with proprietary active management to be approved by the SEC.

Pending Acquisition

On October 21, 2016, the Company announced the execution of a definitive agreement to acquire the business assets of Calvert Investment Management, Inc. (“Calvert”). Founded in 1976 and based in Bethesda, Maryland, Calvert is a recognized leader in responsible investing, with approximately $12.3 billion in assets under management as of September 30, 2016. The Calvert Funds are one of the largest and most diversified families of responsibly invested mutual funds, encompassing actively and passively managed equity, fixed-income and asset allocation strategies managed in accordance with responsible investing principles. The transaction is subject to Calvert fund shareholder approval and other closing conditions, and is scheduled to close on or about December 31, 2016.

Investment Management Capabilities

We provide investment advisory services to retail, high-net-worth and institutional investors through funds and separately managed accounts across a broad range of investment mandates. The following table sets forth consolidated assets under management by investment mandate for the dates indicated:

Consolidated Assets under Management by Investment Mandate(1)

	October 31,
(in millions)	2016	% of Total	2015	% of Total	2014	% of Total

Equity(2)	$89,990	27%	$90,013	29%	$96,379	33%
Fixed income(3)	60,513	18%	52,373	17%	46,062	15%
Floating-rate income	32,192	10%	35,619	11%	42,009	14%
Alternative	10,687	3%	10,173	3%	11,241	4%
Portfolio implementation(4)	71,426	21%	59,487	19%	48,008	16%
Exposure management(4)	71,572	21%	63,689	21%	54,036	18%
Total	$336,380	100%	$311,354	100%	$297,735	100%

(1)	Excludes managed assets of 49 percent-owned Hexavest.
(2)	Includes balanced and multi-asset mandates.
(3)	Includes cash management mandates.
(4)	Portfolio implementation and exposure management categories were reported as a single category in fiscal 2014.

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

The following table sets forth the strategies of our investment affiliates and their respective offerings within each of our investment mandates as of October 31, 2016:

Eaton Vance Management	Parametric	Atlanta Capital	Hexavest

Equity, income and alternative strategies based on in-depth fundamental analysis	Rules-based alpha-seeking strategies and implementation services	High-quality U.S. stock and bond portfolios	Global equity and tactical allocation strategies
Equity:

Asset Allocation(1) (2)	Defensive Equity	Large-Cap Growth	Canadian
Dividend Income(1)	Dividend Income	Mid-Large Cap Core	Emerging Markets
Equity Option(1)	Dynamic Hedged Equity	Small-Cap Core	European
Global(3)	Emerging Markets(1)	SMID-Cap Core	Global – All Country
Global-Ex-U.S.	Enhanced Income	Responsible	Global – Developed
Global-Ex-U.S. Small-Cap	Equity Option(1)		International
Global Small-Cap(1)	Global
Health Sciences	Global Small-Cap
Large-Cap Core	International(1)
Large-Cap Growth(1)	Responsible
Large-Cap Value(1)	U.S.
Multi-Cap Growth(1)
Real Estate
Region Specific(4)
Small-Cap Core(1)
SMID-Cap Core

Fixed Income:
Cash Management		High-Quality Broad
Core Bond		Market
Core Plus Bond		High-Quality Intermediate
Emerging Market Debt		Term
High Yield		High-Quality Short Term
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
Return
Hedged Equity
Multi-Strategy Absolute
Return

Portfolio Implementation:
Centralized Portfolio
Management
Custom Core Equity

Exposure Management:
Customized Exposure
Management

(1)	Includes tax-managed open-end and/or closed-end fund offerings.
(2)	Includes Eaton Vance Richard Bernstein All Asset Strategy Fund, sub-advised by Richard Bernstein Advisors LLC.
(3)	Includes Eaton Vance Richard Bernstein Equity Strategy Fund, sub-advised by Richard Bernstein Advisors LLC.
(4)	Includes Eaton Vance Greater China Growth Fund, sub-advised by BMO Global Asset Management (Asia) Limited, and Eaton Vance Greater India Fund, sub-advised by Goldman Sachs Asset Management International.

Investment Vehicles

Our consolidated assets under management are broadly diversified by distribution channel and vehicle. The following table sets forth our consolidated assets under management by investment vehicle for the dates identified:

Consolidated Assets under Management by Investment Vehicle(1)

	October 31,
		% of		% of		% of
(in millions)	2016	Total	2015	Total	2014	Total
Fund assets:
Open-end funds(2)	$74,721	22%	$74,838	24%	$83,176	28%
Closed-end funds(3)	23,571	7%	24,449	8%	25,419	8%
Private funds(4)	27,430	8%	26,647	8%	25,969	9%
Total fund assets	125,722	37%	125,934	40%	134,564	45%
Separate account assets:
Institutional separate account assets(5)	136,451	41%	119,987	39%	106,443	36%
High-net-worth separate account assets	25,806	8%	24,516	8%	22,235	7%
Retail managed account assets	48,401	14%	40,917	13%	34,493	12%
Total separate account assets	210,658	63%	185,420	60%	163,171	55%
Total	$336,380	100%	$311,354	100%	$297,735	100%

(1)	Excludes managed assets of 49 percent-owned Hexavest.
(2)	Includes assets in NextShares funds.
(3)	Includes unit investment trusts.
(4)	Includes privately offered equity, fixed income and floating-rate bank loan funds and collateralized loan obligation ("CLO") entities.
(5)	Includes assets in institutional cash management separate accounts.

Open-end Funds

As of October 31, 2016, our open-end fund lineup included tax-managed equity funds, non-tax-managed equity and multi-asset funds, state and national municipal income funds, taxable fixed income and cash management funds, floating-rate bank loan funds and alternative funds sold to U.S. and non-U.S. investors.

We are a leading manager of equity funds designed to minimize the impact of taxes on investment returns, with $7.0 billion in open-end tax-managed equity fund assets under management on October 31, 2016. Our tax-managed equity fund line-up encompasses a variety of equity styles and market caps, including large-cap core, large-cap value, multi-cap growth, small-cap, international, emerging markets, global dividend income, global small-cap and equity asset allocation.

Our non-tax-managed equity fund offerings include large-cap, multi-cap and small-cap funds in value, core and growth styles, dividend and global dividend income funds, international, global, emerging markets, healthcare and real estate funds. Also included in the category are three hybrid funds that generally hold both equities and income securities. Assets under management in open-end non-tax-managed equity funds totaled $21.2 billion on October 31, 2016.

Our family of municipal income mutual funds is one of the broadest in the industry, with 11 national and 18 state-specific funds in 16 different states. As of October 31, 2016, we managed $10.7 billion in open-end municipal income fund assets.

Our taxable fixed income and cash management funds utilize our investment management capabilities in a broad range of fixed income mandates, including mortgage-backed securities, high-grade bond, high-yield bond, multi-

sector bond and cash instruments. Assets under management in open-end taxable income funds totaled $12.7 billion on October 31, 2016.

Since introducing our first floating-rate bank loan fund, Eaton Vance Floating-Rate Advantage Fund, in 1989, we have consistently ranked as one of the largest managers of retail bank loan funds. Assets under management in open-end floating-rate bank loan funds totaled $15.4 billion on October 31, 2016.

The alternative category includes a range of absolute return strategies, as well as commodity- and currency-linked investments. We currently offer four absolute return funds in the U.S. and a global macro strategy that we sell to fund investors outside of the United States. Assets under management in open-end alternative funds totaled $7.7 billion on October 31, 2016.

The U.S. Charitable Gift Trust and its pooled income funds are designed to simplify the process of donating to qualified charities and to provide professional management of pools of donated assets. Assets under management in U.S. Charitable Gift Trust and its pooled income funds, which are included in fund assets under management as described above, totaled $494.2 million at October 31, 2016.

Our Ireland- and Cayman Island-domiciled open-end funds offer a range of investment strategies to non-U.S. investors. At October 31, 2016, managed assets in funds sold outside the U.S., which are included in fund assets under management as described above, totaled $1.8 billion.

As of October 31, 2016, 57 of our U.S. mutual funds were rated 4 or 5 stars by MorningstarTM for at least one class of shares, including 20 equity and 37 income funds. A good source of performance-related information for our funds is our website, www.eatonvance.com. On our website, investors can also obtain other current information about our product offerings, including investment objective and principal investment policies, portfolio characteristics, expenses and MorningstarTM ratings.

Closed-end Funds

Our family of closed-end funds includes municipal bond, domestic and global equity, bank loan, multi-sector income and taxable income funds. As of October 31, 2016, we managed $23.6 billion in closed-end fund assets and ranked as the third largest manager of exchange-listed closed-end funds in the U.S. according to Strategic Insight, a fund industry data provider.

Private Funds

The private fund category includes privately offered equity funds designed to meet the diversification and tax-management needs of qualifying high-net-worth investors. We are recognized as a market leader for these types of privately offered equity funds, with $13.5 billion in assets under management as of October 31, 2016. Also included in private funds are equity, floating-rate bank loan and fixed income funds offered to institutional investors. Assets under management in these funds, which include cash instrument CLO entities, collective trusts and leveraged and unleveraged loan funds, totaled $13.9 billion as of October 31, 2016, including $2.0 billion of assets in CLO entities.

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

Institutional separate account assets under management totaled $136.5 billion at October 31, 2016.

High-net-worth Separate Accounts

We offer high-net-worth and family office clients personalized investment counseling services through EVIC. At EVIC, investment counselors work directly with clients to establish long-term financial programs and implement strategies designed for achieving their objectives. The Company has been in this business since the founding of Eaton and Howard in 1924.

Also included in high-net-worth separate accounts are core equity portfolios managed by Parametric for family offices and high-net-worth individuals. Parametric’s objective in managing these accounts is generally to match the returns of a client-specified equity benchmark and add incremental returns on an after-tax basis and/or to reflect the investment restrictions and exposure tilts specified by the client. Parametric’s offerings for the high-net-worth and family office market also include investment programs that utilize option overlay strategies to help clients customize their risk and return profiles through the use of disciplined options strategies.

High-net-worth separate account assets under management totaled $25.8 billion at October 31, 2016, $3.9 billion of which were managed by EVIC and $21.9 billion of which were managed by Parametric and Parametric Risk Advisors.

Retail Managed Accounts

Retail managed accounts are separate accounts managed for individual investors offered through the retail intermediary distribution channel. We entered this business in the 1990s, offering Eaton Vance Management-managed municipal bond separate accounts, and later expanded our offerings with the addition of Atlanta Capital, Parametric and Parametric Risk Advisors-managed accounts. Our entry into the retail managed account business allowed us to leverage the strengths of our retail marketing organization and our relationships with major distributors. We now participate in over 50 retail managed account broker-dealer programs. According to Cerulli Associates, an investment research firm, Eaton Vance ranked as the fourth largest manager of retail managed account assets as of September 30, 2016. Our retail managed account assets totaled $48.4 billion at October 31, 2016.

Investment Management and Related Services

Our direct and indirect wholly owned subsidiaries Eaton Vance Management and BMR are investment advisers to all of the Eaton Vance-sponsored funds (including those funds branded as Parametric funds). Although the specifics of our fund advisory agreements vary, the basic terms are similar. Pursuant to the advisory agreements, Eaton Vance Management or BMR provides overall investment management services to each internally advised fund, subject, in the case of funds that are registered under the Investment Company Act of 1940 (“1940 Act”) (“Registered Funds”), to the supervision of the fund’s board of trustees or directors (together, “trustees”) in accordance with the fund’s investment objectives and policies. Atlanta Capital,

Hexavest, Parametric, Parametric Risk Advisors or an unaffiliated advisory firm acts as a sub-adviser to Eaton Vance Management and BMR for certain funds.

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

The following table shows investment advisory and administrative fees earned for the three years ended October 31, 2016, 2015 and 2014 as follows:

	Investment Advisory and
	Administrative Fees
(in thousands)	2016	2015	2014
Investment advisory fees –
Funds	$760,137	$804,209	$829,087
Separate accounts	342,097	331,075	330,709
Administrative fees – funds	48,964	61,582	71,392
Total	$1,151,198	$1,196,866	$1,231,188

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

Although the firms in our domestic retail distribution network have each entered into selling agreements with EVD, these agreements (which generally are terminable by either party) do not legally obligate the firms to sell any specific amount of our investment products. EVD currently maintains a sales force of approximately 120 external and internal wholesalers who work closely with financial advisors in the retail distribution network to assist in placing Eaton Vance and Parametric funds.

Certain sponsored mutual funds have adopted distribution plans as permitted by the 1940 Act that provide for the fund to pay EVD distribution fees for the sale and distribution of shares and service fees for personal and/or shareholder account services (“12b-1 fees”). Each distribution plan and distribution agreement with EVD for the Registered Funds is initially approved and its subsequent continuance must be approved annually by the board of trustees of the respective funds, including a majority of the independent trustees.

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

For Class C shares, the shareholder pays no front-end commissions but may be subject to a contingent deferred sales charge on redemptions made within the first twelve months of purchase. EVD pays a commission and the projected first year service fees to the dealer at the time of sale. The fund makes monthly distribution plan and service fee payments to EVD at an annual rate of up to 75 basis points and 25 basis points, respectively, of average net assets of the Class. EVD retains the distribution and service fees paid to EVD for the first twelve months and pays the distribution and service fees to the dealer after one year.

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

During the fiscal year ended October 31, 2016, there were no customers that provided over 10 percent of our total revenue.

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

Under a final rule and interpretive guidance issued by the Financial Stability Oversight Council (“FSOC”) in April 2012, certain non-bank financial companies have been designated for the Federal Reserve’s supervision as systemically important financial institutions (“SIFIs”). Additional non-bank financial companies, which may include large asset management companies such as us, may be designated as SIFIs in the future. If the Company were designated a SIFI, it would be subject to enhanced prudential measures, which could include capital and liquidity requirements, leverage limits, enhanced public disclosures and risk management requirements, annual stress testing by the Federal Reserve, credit exposure and concentration limits, supervisory and other requirements. These heightened regulatory obligations could, individually or in the aggregate, adversely impact the Company’s business and operations.

Eaton Vance Management, BMR and Parametric are registered with the Commodity Futures Trading Commission (“CFTC”) and the National Futures Association (“NFA”) as Commodity Pool Operators and Commodity Trading Advisors; other subsidiaries of the Company claim exemptions from registration. In August 2013, the CFTC adopted rules for operators of registered mutual funds that are subject to registration as Commodity Pool Operators generally allowing such commodity pools to comply with SEC disclosure, reporting and recordkeeping rules as the means of complying with CFTC’s similar requirements. These CFTC rules do not, however, relieve registered Commodity Pool Operators from compliance with applicable anti-fraud provisions as well as certain performance reporting and recordkeeping requirements. The Company may incur ongoing costs associated with monitoring compliance with these requirements, including, but not limited to, CFTC and NFA registration and exemption obligations and the periodic reporting requirements of Commodity Pool Operators and Commodity Trading Advisors.

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

EVTC is registered as a non-depository Maine Trust Company and is subject to regulation by the State of Maine Bureau of Financial Institutions (“Bureau of Financial Institutions”). EVTC is subject to certain capital requirements, as determined by the Examination Division of the Bureau of Financial Institutions. At periodic intervals, regulators from the Bureau of Financial Institutions examine the Company’s and EVTC’s financial condition as part of their legally prescribed oversight function. There were no violations by EVTC of these capital requirements in fiscal 2016 or prior years.

EVD is registered as a broker-dealer under the Exchange Act and is subject to regulation by the Financial Industry Regulatory Authority (“FINRA”), the SEC and other federal and state agencies. EVD is subject to the SEC’s net capital rule designed to enforce minimum standards regarding the general financial condition and liquidity of broker-dealers. Under certain circumstances, this rule may limit our ability to make withdrawals of capital and receive dividends from EVD. EVD’s regulatory net capital consistently exceeded minimum net capital requirements during fiscal 2016. The securities industry is one of the most highly regulated in the United States, and failure to comply with related laws and regulations can result in the revocation of broker-dealer licenses, the imposition of censures or fines, and the suspension or expulsion from the securities business of a firm, its officers or employees.

EVMI has the permission of the Financial Conduct Authority (“FCA”) to conduct a regulated business in the United Kingdom. EVMI’s primary business purpose is to distribute our investment products in Europe and certain other international markets. Under the Financial Services and Markets Act of the United Kingdom, EVMI is subject to certain liquidity and capital requirements. Such requirements may limit our ability to make withdrawals of capital from EVMI. In addition, failure to comply with such requirements could jeopardize EVMI’s approval to conduct business in the United Kingdom. There were no violations by EVMI of the liquidity and capital requirements in fiscal 2016 or prior years.

EVAI has the permission of the Central Bank of Ireland to conduct its business of providing management services to the Eaton Vance International (Ireland) Funds Plc. EVAI is subject to certain liquidity and capital requirements. Such requirements may limit our ability to make withdrawals of capital from EVAI. There were no violations by EVAI of the liquidity and capital requirements in fiscal 2016 or prior years.

EVMIA has the permission of the Accounting and Corporate Regulatory Authority (“ACRA”) to conduct a regulated business in Singapore. Under the Monetary Authority of Singapore, EVMIA is subject to certain liquidity and capital requirements. Such requirements may limit our ability to make withdrawals of capital from EVMIA. There were no violations by EVMIA of the liquidity and capital requirements in fiscal 2016 or prior years.

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

Geographic Information

Certain financial information about the Company’s geographic areas is contained in Note 24 of our Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K.

Competition

The investment management business is a highly competitive global industry and we are subject to substantial competition in each of our principal product categories and distribution channels. There are few barriers to entry for new firms and consolidation within the industry continues to alter the competitive landscape. According to the Investment Company Institute, there were more than 850 investment managers at the end of calendar 2015 that competed in the U.S. mutual fund market. We compete with these firms, many of which have substantially greater resources, on the basis of investment performance, diversity of products, distribution capability, scope and quality of service, fees charged, reputation and the ability to develop new investment strategies and products to meet the changing needs of investors.

In the retail fund channel, we compete with other mutual fund management, distribution and service companies that distribute through affiliated and unaffiliated sales forces, broker-dealers and direct sales to the public. According to the Investment Company Institute, at the end of calendar 2015 there were almost 9,500 open-end registered funds of varying sizes and investment objectives whose shares were being offered to the public in the United States. We rely primarily on intermediaries to distribute our products and pursue sales relationships with all types of intermediaries to broaden our distribution network. A failure to maintain strong relationships with intermediaries that distribute our products in the retail fund channel could adversely affect our gross and net sales, assets under management, revenue and financial condition.

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

Employees

On October 31, 2016, we and our controlled subsidiaries had 1,510 full-time and part-time employees. On October 31, 2015, the comparable number was 1,473.

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

Our assets under management, which impact revenue, are subject to significant fluctuations. Our major sources of revenue, including investment advisory, administrative, distribution and service fees, are generally calculated as percentages of assets under management. Fee rates for our investment products generally vary by investment mandate (e.g., equity, fixed income, floating-rate income, alternative, portfolio implementation or exposure management services) and vehicle (e.g., fund or separate account). An adverse change in asset mix by mandate or vehicle, independent of our level of assets under management, may result in a decrease in our overall average effective fee rate, thereby reducing our revenue and net income. Any decrease in the level of our assets under management generally would also reduce our revenue and net income. Assets under management could decrease due to, among other things, a decline in securities prices, a decline in the sales of our investment products, an increase in open-end fund redemptions or client withdrawals, repurchases of or other reductions in closed-end fund shares outstanding, or reductions in leverage used by investment vehicles. Adverse market conditions and/or lack of investor confidence in the financial markets could lead to a decrease in investor risk tolerance. A decrease in investor risk tolerance could result in investors withdrawing from markets or decreasing their rate of investment, thereby reducing our overall assets under management and adversely affecting our revenue, earnings and growth prospects. Changes in investor risk tolerance could also result in investor allocation away from higher-fee products to lower-fee products, which could adversely affect our revenue and earnings. Our overall assets under management may not change in tandem with overall market conditions, as changes in our total assets under management may lag improvements or declines in the market based upon product mix and investment performance.

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

Our expenses are subject to fluctuations that could materially affect our operating results. Our results of operations are dependent on our level of expenses, which can vary significantly from period to period. Our expenses may fluctuate as a result of, among other things, variations in the level of compensation, expenses incurred to support distribution of our investment products, expenses incurred to develop new products and franchises, expenses incurred to enhance our infrastructure (including technology and compliance) and impairments of intangible assets or goodwill. Increases in our level of expenses, or our inability to reduce our level of expenses when necessary, could materially affect our operating results.

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

Success of our NextShares initiative is highly uncertain. In recent years, the Company has devoted substantial resources to the development of NextShares exchange-traded managed funds, a new type of actively managed fund designed to provide better performance for investors. The Company made progress advancing its NextShares initiative in fiscal 2016, and expects to continue the staged introduction of NextShares funds in fiscal 2017. Broad market adoption and commercial success requires the development of expanded distribution, the launch of NextShares by other fund sponsors and acceptance by market participants, which cannot be assured.

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

We may need to raise additional capital or refinance existing debt in the future, and resources may not be available to us in sufficient amounts or on acceptable terms. Significant future demands on our capital include contractual obligations to service our debt, satisfy the terms of non-cancelable operating leases and purchase non-controlling interests in our majority-owned subsidiaries as described more fully in Contractual Obligations in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Annual Report on Form 10-K and in Note 10 in Item 8 of this Annual Report on Form 10-K. Although we believe our existing liquid assets, cash flows from operations and borrowing capacity under our credit facility are sufficient to meet our current and forecasted operating cash needs, our ability to satisfy our long-term contractual obligations may be dependent on our ability to access capital markets. Our ability to access capital markets efficiently depends on a number of factors, including the state of global credit and equity markets, interest rates, credit spreads and our credit ratings. If we are unable to access capital markets to issue new debt, refinance existing debt or sell shares of our Non-Voting Common Stock as needed, or if we are unable to obtain such financing on acceptable terms, our business could be adversely impacted.

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

We pursue growth in the United States and abroad in part through acquisitions, which exposes us to risks inherent in assimilating new operations, expanding into new jurisdictions and executing on new development opportunities.  Our growth strategy is based in part on the selective development or acquisition of asset management or related businesses that we believe will add value to our business and generate positive net returns.  This strategy may not be effective, and failure to successfully develop and implement such a strategy may decrease earnings and harm the Company’s competitive position in the investment management industry. We cannot guarantee that we will identify and consummate any such transactions on acceptable terms or have sufficient resources to accomplish such a strategy. In addition, any strategic transaction, such as our pending acquisition of the business assets of Calvert, can involve a number of risks, including additional demands on our staff; unanticipated problems regarding integration of operating facilities, technologies and new employees; and the existence of liabilities or contingencies not disclosed to or otherwise known by us prior to closing a transaction.  As a result, the Company may not be able to realize all of the benefits that it hoped to achieve from such transactions.  In addition, we may be required to spend additional time or money on integration that would otherwise be spent on the development and expansion of our business and services.

Expansion into international markets and the introduction of new products and/or services increases our operational, regulatory and other risks. We continue to increase our product offerings and international business activities. As a result of such expansion, we face increased operational, regulatory, compliance and reputational risks. The failure of our compliance and internal control systems to properly mitigate such additional risks, or of our operating infrastructure to support such expansion, could result in operational failures and regulatory fines or sanctions. Our operations in the United Kingdom, the European Economic Area, Australia and Singapore are subject to significant compliance, disclosure and other obligations. We incur additional costs to satisfy the requirements of the European Union Directive on Undertakings for Collective Investments in Transferable Securities, the Alternative Investment Fund Managers Directive and the Markets in Financial Instruments Directive (together, the “Directives”). The Directives may also limit our operating flexibility and impact our ability to expand in European markets. Activity in international markets also exposes us to fluctuations in currency exchange rates, which may adversely affect the U.S. dollar value of revenues, expenses and assets associated with our business activities outside the United States. Actual and anticipated changes in current exchange rates may also adversely affect international demand for our investment products and services, most of which represent investments primarily in U.S. dollar-based assets. Because certain of our costs to support international business activities are based in local currencies, the profitability of such activities in U.S. dollar terms may be adversely affected by a weakening of the U.S. dollar versus other currencies in which we derive significant revenues.

Legal and regulatory developments affecting the investment industry could increase our regulatory costs and/or reduce our revenues. Our business is subject to complex and extensive regulation by various regulatory authorities in jurisdictions around the world. This regulatory environment may be altered without notice by new laws or regulations, revisions to existing regulations or new interpretations or guidance. Global financial regulatory reform initiatives may result in more stringent regulation, and changes in laws or regulations and their application to us could have a material adverse impact on our business, our profitability and mode of operations. In recent years, regulators in both the United States and abroad have increased oversight of the financial sector of the economy. Some of the newly adopted and proposed regulations are focused directly on the investment management industry, while others are more broadly focused, but impact our industry. It is uncertain how regulatory trends will be affected by the administration of the next U.S. President.

Under a final rule and interpretive guidance issued by FSOC in April 2012, certain non-bank financial institutions have been designated for the Federal Reserve’s supervision as SIFIs. Additional non-bank financial companies, which may include large asset management companies such as us, may be designated as SIFIs in the future. If we are designated a SIFI, we would be subject to enhanced prudential measures, which could include capital and liquidity requirements, leverage limits, enhanced public disclosures and risk management requirements, annual stress testing by the Federal Reserve, credit exposure and concentration limits, supervisory and other requirements. These heightened regulatory obligations could, individually or in the aggregate, adversely impact our business and operations.

Eaton Vance Management, BMR and Parametric are registered with the Commodity Futures Trading Commission (“CFTC”) and the National Futures Association (“NFA”) as Commodity Pool Operators and Commodity Trading Advisors; other subsidiaries of the Company claim exemptions from registration. In August 2013, the CFTC adopted rules for operators of registered mutual funds that are subject to registration as Commodity Pool Operators generally allowing such commodity pools to comply with SEC disclosure, reporting and recordkeeping rules as the means of complying with CFTC’s similar requirements. These CFTC rules do not, however, relieve registered Commodity Pool Operators from compliance with applicable anti-fraud provisions as well as certain performance reporting and recordkeeping requirements. The Company may incur ongoing costs associated with monitoring compliance with these requirements, including, but not limited to, CFTC and NFA registration and exemption obligations and the periodic reporting requirements of Commodity Pool Operators and Commodity Trading Advisors.

Recent regulations promulgated under the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) require many types of derivatives that have been traded over-the-counter to be executed in regulated markets and submitted for clearing to regulated clearinghouses. Complying with the new regulations may significantly increase the costs of derivatives trading on behalf of our clients. The Dodd-Frank Act also expanded the CFTC’s authority to limit the maximum long or short position that any person may take in futures contracts, options on futures contracts and certain swaps. Final rules implementing this authority may be adopted by the CFTC that could require all accounts owned or managed by Commodity Trading Advisors like Eaton Vance Management or BMR to be aggregated towards such “speculative position limits.” Complying with these rules may adversely affect the Company’s financial condition or performance by requiring changes to existing strategies or preventing an investment strategy from being fully implemented.

Certain of our subsidiaries are required to file quarterly reports on Form PF for private funds they manage, pursuant to systemic risk reporting requirements adopted by the SEC. These filings require significant investments in people and systems to ensure timely and accurate reporting. Further investment will be necessary in the coming years as we implement rules adopted by the SEC in 2016 that amended Form ADV and established Form N-PORT to require additional reporting for the separate accounts and Registered Funds we manage, respectively.

Effective December 24, 2016, all securitization transactions will be subject to risk retention rules, requiring the Company to hold interests equal to at least 5 percent of the credit risk of the assets of any new CLO entities that we manage (unless the CLO entity invests only in certain qualifying loans) and limiting the Company’s ability to sell or hedge those interests. The new mandatory risk retention requirement for CLO entities may result in the Company having to invest money to launch new CLO entities that would otherwise be available for other uses. Such investments would also subject the Company to exposure to the underlying performance of the assets of the CLO entities and could have an adverse impact on our results of operations or financial condition.

In 2016, the U.S. Department of Labor finalized changes to definitions and rules related to fiduciaries. These changes may materially impact how advice can be provided to retirement account holders in 401(k) plans, individual retirement accounts and other qualified retirement programs. We may need to modify our interactions or limit distribution to retirement plans, which could negatively affect our results of operations. Our revenues and expenses may also be adversely affected by the new rule adopted in 2016 by the SEC to address liquidity risk management by registered open-end funds and the new rule proposed in 2015 to address use of derivatives by registered open-end and closed-end funds. These rules could limit investment opportunities for certain funds we manage and increase our management and administration costs.

All of these new and developing laws and regulations will likely result in greater compliance and administrative burdens on us, increasing our expenses.

Our business is subject to risk from regulatory investigation, potential securities laws, liability and litigation. We are subject to federal securities laws, state laws regarding securities fraud, other federal and state laws and rules, and regulations of certain regulatory, self-regulatory and other organizations, including, among others, the SEC, FINRA, the CFTC, the NFA, the FCA and the New York Stock Exchange. While we have focused significant attention and resources on the development and implementation of compliance policies, procedures and practices, non-compliance with applicable laws, rules or regulations, either in the United States or abroad, or our inability to adapt to a complex and ever-changing regulatory environment could result in sanctions against us, which could adversely affect our reputation, business, revenue and earnings. From time to time, various claims or potential claims against us arise in the ordinary course of business, including employment related claims. We carry insurance in amounts and under terms that we believe are appropriate. We cannot guarantee that our insurance will cover most liabilities and losses to which we may be exposed, or that our insurance policies will continue to be available at acceptable terms and fees. Certain insurance coverage may not be available or may be prohibitively expensive in future periods. As our insurance policies come up for renewal, we may need to assume higher deductibles or pay higher premiums, which would increase our expenses and reduce our net income.

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

We could be impacted by changes in tax policy. Changes in U.S. tax policy may affect us to a greater degree than many of our competitors because we manage significant assets in funds and separate accounts with an after-tax return objective. A decrease in income tax rates could have an adverse impact on our municipal income and tax-managed equity businesses. Changes in tax policy could also adversely affect our privately offered equity funds.

Our Non-Voting Common Stock lacks voting rights. Our Non-Voting Common Stock has no voting rights under any circumstances. All voting power resides with our Voting Common Stock, all shares of which are held by officers of the Company and our subsidiaries and deposited in a voting trust (the “Voting Trust”) in exchange for Voting Trust Receipts. As of October 31, 2016, there were 23 holders of Voting Trust Receipts representing Voting Common Stock, each holder of which is a Voting Trustee of the Voting Trust. Holders of Non-Voting Common Stock should understand that such ownership interests have no ability to vote in the election of the Company’s Board of Directors or otherwise to influence the Company’s management and strategic direction.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We conduct our principal operations through leased offices located in Boston, Massachusetts; Atlanta, Georgia; Minneapolis, Minnesota; New York, New York; Seattle, Washington; Westport, Connecticut; London, England; Singapore; Sydney, Australia; and Tokyo, Japan. For more information, please see Note 20 of our Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Non-Voting Common Stock, Dividend History and Policy

Our Voting Common Stock, $0.00390625 par value, is not publicly traded, and was held as of October 31, 2016 by 23 Voting Trustees pursuant to the Voting Trust described in Item 12 hereof, which Item is incorporated herein by reference. Dividends on our Voting Common Stock are paid quarterly and are equal to the dividends paid on our Non-Voting Common Stock (see below).

Our Non-Voting Common Stock, $0.00390625 par value, is listed on the New York Stock Exchange under the symbol EV. The approximate number of registered holders of record of our Non-Voting Common Stock at October 31, 2016 was 890. The high and low common stock sales prices and dividends declared per share were as follows for the periods indicated:

	Fiscal 2016			Fiscal 2015
	High Price	Low Price	Dividends Per Share	High Price	Low Price	Dividends Per Share
Quarter Ended:
January 31	$38.15	$26.64	$0.265	$46.75	$36.39	$0.250
April 30	$36.41	$26.44	$0.265	$44.18	$39.70	$0.250
July 31	$37.94	$32.97	$0.265	$43.00	$37.85	$0.250
October 31	$40.36	$34.96	$0.280	$39.72	$32.35	$0.265

We currently expect to declare and pay quarterly dividends on our Voting and Non-Voting Common Stock that are comparable to those declared in the fourth quarter of fiscal 2016.

Performance Graph

The following graph compares the cumulative total shareholder return on our Non-Voting Common Stock for the period from November 1, 2011 through October 31, 2016 to that of the Morningstar Financial Services Sector Index and the Standard & Poor’s 500 Stock Index (“S&P 500 Index”) over the same period. The comparison assumes $100 was invested on October 31, 2011 in our Non-Voting Common Stock and the compared indices at the closing price on that day and assumes reinvestments of all dividends paid over the period.

Comparison of Five-Year Cumulative Total Shareholder Return

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The table below sets forth information regarding purchases by the Company of our Non-Voting Common Stock on a monthly basis during the fourth quarter of fiscal 2016:

			(c)	(d)
	(a)		Total Number of	Maximum Number
	Total	(b)	Shares Purchased	of Shares That May
	Number of	Average	as Part of Publicly	Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	Per Share	or Programs(1)	or Programs
August 2016	30,000	$39.95	30,000	4,128,537
September 2016	800,982	$39.03	800,982	3,327,555
October 2016	407,575	$37.99	407,575	2,919,980
Total	1,238,557	$38.71	1,238,557	2,919,980

(1)	We announced a share repurchase program on January 13, 2016, which authorized the repurchase of up to 8,000,000 shares of our Non-Voting Common Stock in the open market and in private transactions in accordance with applicable securities laws. This repurchase program is not subject to an expiration date.

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

Financial Highlights
	For the Years Ended October 31,
(in thousands, except per share data)	2016	2015	2014	2013	2012

Income Statement Data:
Total revenue	$1,342,860	$1,403,563	$1,450,294	$1,357,503	$1,209,036
Net income(1)	264,757	238,191	321,164	230,426	264,768
Net income attributable to non-controlling and other beneficial interests(2)	23,450	7,892	16,848	36,585	61,303
Net income attributable to Eaton Vance Corp. shareholders(1)	241,307	230,299	304,316	193,841	203,465
Adjusted net income attributable to Eaton Vance Corp. shareholders(3)	242,908	274,990	309,627	262,942	223,331

Balance Sheet Data:
Total assets(4)	$1,732,576	$2,116,471	$1,860,086	$2,407,249	$1,979,491
Debt(5)	573,967	573,811	573,655	573,499	500,000
Redeemable non-controlling interests (temporary equity)	109,028	88,913	107,466	74,856	98,765
Total Eaton Vance Corp. shareholders' equity	703,789	620,231	655,176	669,784	612,072
Non-redeemable non-controlling interests	786	1,725	2,305	1,755	1,513
Total permanent equity	704,575	621,956	657,481	671,539	613,585

Per Share Data:
Earnings per share:
Basic	$2.20	$2.00	$2.55	$1.60	$1.76
Diluted	2.12	1.92	2.44	1.53	1.72
Adjusted diluted(3)	2.13	2.29	2.48	2.08	1.89
Cash dividends declared	1.075	1.015	0.91	1.82	0.77

(1)	Net income and net income attributable to Eaton Vance Corp. shareholders reflects a one-time payment of $73.0 million to terminate service and additional compensation arrangements in place with a major distribution partner for certain Eaton Vance closed-end funds in fiscal 2015.

(2)	Net income attributable to non-controlling and other beneficial interests reflects an increase (decrease) of $0.2 million, $(0.2) million, $5.3 million, $24.3 million and $19.9 million in the estimated redemption value of redeemable non-controlling interests in our majority-owned subsidiaries in fiscal 2016, 2015, 2014, 2013 and 2012, respectively. Net income attributable to non-controlling and other beneficial interests also includes net income (loss) of $9.8 million, $(5.8) million, $(4.1) million, $(8.5) million and $22.6 million, respectively, in fiscal 2016, 2015, 2014, 2013 and 2012 substantially borne by other beneficial interest holders of consolidated CLO entities.

(3)	Represents a non-U.S. GAAP financial measure. The Company defines adjusted net income attributable to Eaton Vance Corp. shareholders and adjusted earnings per diluted share as net income attributable to Eaton Vance Corp. shareholders and earnings per diluted share, respectively, adjusted to exclude changes in the estimated redemption value of non-controlling interests in our affiliates redeemable at other than fair value (“non-controlling interest value adjustments”), closed-end fund structuring fees, payments to end closed-end fund service and additional compensation arrangements and other items management deems non-recurring or non-operating in nature, or otherwise outside the ordinary course of business (such as special dividends, costs associated with the extinguishment of debt and tax settlements). Adjusted net income attributable to Eaton Vance Corp. shareholders and adjusted earnings per diluted share should not be construed to be a substitute for, or superior to, net income attributable to Eaton Vance Corp. shareholders and earnings per diluted share computed in accordance with accounting principles generally accepted in the United States of America. Our use of these adjusted numbers, including reconciliations of net income attributable to Eaton Vance Corp. shareholders to adjusted net income attributable to Eaton Vance Corp. shareholders and earnings per diluted share to adjusted earnings per diluted share, is discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Annual Report on Form 10-K.

(4)	Total assets on October 31, 2015, 2014, 2013 and 2012 include $467.1 million, $156.5 million, $728.1 million and $468.4 million of assets held by consolidated CLO entities, respectively. The Company did not have any consolidated CLO entities as of October 31, 2016.

(5)	In fiscal 2013, the Company tendered $250 million of its 6.5 percent Senior Notes due 2017 and issued $325 million of 3.625 percent Senior Notes due 2023. The Company recognized a loss on extinguishment of debt totaling $53.0 million in conjunction with the tender in fiscal 2013.

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

Through our subsidiaries Eaton Vance Management and Atlanta Capital Management Company, LLC (“Atlanta Capital”) and other affiliates, we manage active equity, income and alternative strategies across a range of investment styles and asset classes, including U.S. and global equities, floating-rate bank loans, municipal bonds, global income, high-yield and investment grade bonds. Through our subsidiary Parametric Portfolio Associates LLC (“Parametric”), we manage a range of engineered alpha strategies, including systematic equity, systematic alternatives and managed options strategies. Through Parametric, we also provide portfolio implementation and overlay services, including tax-managed and non-tax-managed custom core equity strategies, centralized portfolio management of multi-manager portfolios and customized exposure management services. We also oversee the management of, and distribute, investment funds sub-advised by unaffiliated third-party managers, including global and regional equity and asset allocation strategies. Our breadth of investment management capabilities supports a wide range of products and services offered to fund shareholders, retail managed account investors, institutional investors and high-net-worth clients. Our equity strategies encompass a diversity of investment objectives, risk profiles, income levels and geographic representation. Our income investment strategies cover a broad duration and credit quality range and encompass both taxable and tax-free investments. We also offer a range of alternative investment strategies, including commodity- and currency-based investments and a spectrum of absolute return strategies. As of October 31, 2016, we had $336.4 billion in consolidated assets under management.

We distribute our funds and retail managed accounts principally through financial intermediaries. We have broad market reach, with distribution partners including national and regional broker-dealers, independent broker-dealers, registered investment advisors, banks and insurance companies. We support these distribution partners with a team of approximately 120 sales professionals covering U.S. and international markets.

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

Business Developments

Please see “Recent Developments” within Item 1, “Business,” of this Annual Report on Form 10-K for a summary of recent developments in our business.

Consolidated Assets under Management

Prevailing equity and income market conditions and investor sentiment affect the sales and redemptions of our investment products, managed asset levels, operating results and the recoverability of our investments. During fiscal 2016, the S&P 500 Index, a broad measure of U.S. equity market performance, had total returns of 2.3 percent and the Barclays U.S. Aggregate Bond Index, a broad measure of U.S. bond market performance, had total returns of 4.4 percent. Over the same period, the MSCI Emerging Market Index, a broad measure of emerging market equity performance, had total returns of 6.8 percent.

Consolidated assets under management of $336.4 billion on October 31, 2016 increased $25.0 billion, or 8 percent, from the $311.4 billion of consolidated assets under management on October 31, 2015. Consolidated net inflows of $19.3 billion in fiscal 2016 represent a 6 percent annualized internal growth rate (consolidated net inflows divided by beginning of period consolidated assets under management). For comparison, the Company had consolidated net inflows of $16.7 billion and $2.8 billion in fiscal 2015 and 2014, respectively, representing a 6 percent and 1 percent annualized internal growth rate, respectively. Market price inclines in managed assets increased consolidated assets under management by $5.8 billion in fiscal 2016. Average consolidated assets under management of $320.9 billion for the year ended October 31, 2016 increased $17.1 billion, or 6 percent, from the $303.8 billion of average consolidated assets under management for the fiscal year ended October 31, 2015.

The following tables summarize our consolidated assets under management by investment mandate, investment vehicle and investment affiliate as of October 31, 2016, 2015 and 2014. Within the investment mandate table, the “Portfolio Implementation” category consists of Parametric’s custom core equity strategies and centralized portfolio management services, and the “Exposure Management” category consists of Parametric’s futures- and options-based customized exposure management services.

Consolidated Assets Under Management by Investment Mandate(1) (2)

	October 31,						2016	2015
		% of		% of		% of	vs.	vs.
(in millions)	2016	Total	2015	Total	2014(5)	Total	2015	2014
Equity(3)	$89,990	27%	$90,013	29%	$96,379	33%	0%	-7%
Fixed income(4)	60,513	18%	52,373	17%	46,062	15%	16%	14%
Floating-rate income	32,192	10%	35,619	11%	42,009	14%	-10%	-15%
Alternative	10,687	3%	10,173	3%	11,241	4%	5%	-10%
Portfolio implementation	71,426	21%	59,487	19%	48,008	16%	20%	24%
Exposure management	71,572	21%	63,689	21%	54,036	18%	12%	18%
Total	$336,380	100%	$311,354	100%	$297,735	100%	8%	5%

(1)	Consolidated Eaton Vance Corp. See table on page 35 for managed assets and flows of 49 percent-owned Hexavest Inc., which are not included in the table above.
(2)	Assets under management for which we estimate fair value using significant unobservable inputs are not material to the total value of the assets we manage.
(3)	Includes assets in balanced and multi-asset mandates.
(4)	Includes assets in cash management accounts.
(5)	Portfolio implementation and exposure management categories were reported as a single category, implementation services, in fiscal 2014.

Equity assets under management included $31.4 billion, $31.7 billion and $31.7 billion of assets managed for after-tax returns on October 31, 2016, 2015 and 2014, respectively. Portfolio implementation assets under management included $48.5 billion, $40.0 billion and $34.1 billion of assets managed for after-tax returns on October 31, 2016, 2015 and 2014, respectively. Fixed income assets included $36.1 billion, $30.3 billion and $27.4 billion of municipal income assets on October 31, 2016, 2015 and 2014, respectively.

Consolidated Assets Under Management by Investment Vehicle(1)

	October 31,						2016	2015
		% of		% of		% of	vs.	vs.
(in millions)	2016	Total	2015	Total	2014	Total	2015	2014
Open-end funds(2)	$74,721	22%	$74,838	24%	$83,176	28%	0%	-10%
Private funds(3)	27,430	8%	26,647	8%	25,969	9%	3%	3%
Closed-end funds(4)	23,571	7%	24,449	8%	25,419	8%	-4%	-4%
Institutional separate account assets	136,451	41%	119,987	39%	106,443	36%	14%	13%
High-net-worth separate account assets	25,806	8%	24,516	8%	22,235	7%	5%	10%
Retail managed separate account assets	48,401	14%	40,917	13%	34,493	12%	18%	19%
Total	$336,380	100%	$311,354	100%	$297,735	100%	8%	5%

(1)	Consolidated Eaton Vance Corp. See table on page 35 for managed assets and flows of 49 percent-owned Hexavest Inc., which are not included in the table above.
(2)	Includes assets in NextShares funds.
(3)	Includes privately offered equity, fixed income and floating-rate income funds and CLO entities.
(4)	Includes unit investment trusts.

The following table summarizes our assets under management by investment affiliate as of October 31, 2016, 2015 and 2014:

Consolidated Assets Under Management by Investment Affiliate (1)

				2016	2015
	Years Ended October 31,			vs.	vs.
(in millions)	2016	2015	2014	2015	2014
Eaton Vance Management(2)	$143,809	$141,415	$143,100	2%	-1%
Parametric	174,084	152,506	136,176	14%	12%
Atlanta Capital	18,487	17,433	18,459	6%	-6%
Total	$336,380	$311,354	$297,735	8%	5%

(1)	Consolidated Eaton Vance Corp. See table on page 35 for managed assets and flows of 49 percent-owned Hexavest Inc., which are not included in the table above.
(2)	Includes managed assets of wholly owned subsidiaries and Eaton Vance-sponsored funds and accounts managed by Hexavest and unaffiliated third-party advisers under Eaton Vance supervision.

The following tables summarize our consolidated assets under management and asset flows by investment mandate and investment vehicle for the fiscal years ended October 31, 2016, 2015 and 2014:

Consolidated Net Flows by Investment Mandate(1)
				2016	2015
	Years Ended October 31,			vs.	vs.
(in millions)	2016	2015	2014 (5)	2015	2014
Equity assets - beginning of period(2)	$90,013	$96,379	$93,585	-7%	3%
Sales and other inflows	15,337	18,082	14,473	-15%	25%
Redemptions/outflows	(15,803)	(22,993)	(19,099)	-31%	20%
Net flows	(466)	(4,911)	(4,626)	-91%	6%
Exchanges	(32)	50	567	NM (3)	-91%
Market value change	475	(1,505)	6,853	NM	NM
Equity assets - end of period	$89,990	$90,013	$96,379	0%	-7%
Fixed income assets - beginning of period(4)	52,373	46,062	44,414	14%	4%
Sales and other inflows	20,429	18,516	12,024	10%	54%
Redemptions/outflows	(13,011)	(11,325)	(11,867)	15%	-5%
Net flows	7,418	7,191	157	3%	NM
Exchanges	23	52	96	-56%	-46%
Market value change	699	(932)	1,395	NM	NM
Fixed income assets - end of period	$60,513	$52,373	$46,062	16%	14%
Floating-rate income assets - beginning of period	35,619	42,009	41,821	-15%	0%
Sales and other inflows	7,237	9,336	15,669	-22%	-40%
Redemptions/outflows	(11,081)	(14,376)	(14,742)	-23%	-2%
Net flows	(3,844)	(5,040)	927	-24%	NM
Exchanges	(16)	(136)	(145)	-88%	-6%
Market value change	433	(1,214)	(594)	NM	104%
Floating-rate income assets - end of period	$32,192	$35,619	$42,009	-10%	-15%
Alternative assets - beginning of period	10,173	11,241	15,212	-10%	-26%
Sales and other inflows	4,184	3,219	3,339	30%	-4%
Redemptions/outflows	(3,474)	(3,892)	(7,237)	-11%	-46%
Net flows	710	(673)	(3,898)	NM	-83%
Exchanges	(2)	24	(89)	NM	NM
Market value change	(194)	(419)	16	-54%	NM
Alternative assets - end of period	$10,687	$10,173	$11,241	5%	-10%
Portfolio implementation assets - beginning of period	59,487	48,008	42,992	24%	12%
Sales and other inflows	19,882	18,034	8,331	10%	116%
Redemptions/outflows	(10,455)	(7,217)	(7,449)	45%	-3%
Net flows	9,427	10,817	882	-13%	NM
Exchanges	(3)	-	(461)	NM	NM
Market value change	2,515	662	4,595	280%	-86%
Portfolio implementation assets - end of period	$71,426	$59,487	$48,008	20%	24%
Exposure management assets - end of period	63,689	54,036	42,645	18%	27%
Sales and other inflows	57,988	57,586	52,914	1%	9%
Redemptions/outflows	(51,929)	(48,286)	(43,604)	8%	11%
Net flows	6,059	9,300	9,310	-35%	0%
Market value change	1,824	353	2,081	417%	-83%
Exposure management assets - end of period	$71,572	$63,689	$54,036	12%	18%
Total fund and separate account assets - beginning of period	311,354	297,735	280,669	5%	6%
Sales and other inflows	125,057	124,773	106,750	0%	17%
Redemptions/outflows	(105,753)	(108,089)	(103,998)	-2%	4%
Net flows	19,304	16,684	2,752	16%	506%
Exchanges	(30)	(10)	(32)	200%	-69%
Market value change	5,752	(3,055)	14,346	NM	NM
Total assets under management - end of period	$336,380	$311,354	$297,735	8%	5%

(1)	Consolidated Eaton Vance Corp. See table on page 35 for managed assets and flows of 49 percent-owned Hexavest Inc., which are not included in the table above.
(2)	Includes assets in balanced accounts holding income securities.
(3)	Not meaningful ("NM").
(4)	Includes assets in cash management accounts.
(5)	Portfolio implementation and exposure management categories were reported as a single category, implementation services, in fiscal 2014.

Consolidated Net Flows by Investment Vehicle(1)
				2016	2015
	Years Ended October 31,			vs.	vs.
(in millions)	2016	2015	2014	2015	2014
Fund assets - beginning of period(2)	$125,934	$134,564	$133,401	-6%	1%
Sales and other inflows	29,890	32,029	35,408	-7%	-10%
Redemptions/outflows	(29,535)	(36,330)	(38,077)	-19%	-5%
Net flows	355	(4,301)	(2,669)	NM	61%
Exchanges	(94)	181	(32)	NM	NM
Market value change	(473)	(4,510)	3,864	-90%	NM
Fund assets - end of period	$125,722	$125,934	$134,564	0%	-6%
Institutional separate account assets - beginning of period	119,987	106,443	95,724	13%	11%
Sales and other inflows	74,476	75,568	59,938	-1%	26%
Redemptions/outflows	(62,945)	(61,569)	(54,957)	2%	12%
Net flows	11,531	13,999	4,981	-18%	181%
Exchanges	420	(208)	216	NM	NM
Market value change	4,513	(247)	5,522	NM	NM
Institutional separate account assets - end of period	$136,451	$119,987	$106,443	14%	13%
High-net-worth separate account assets - beginning of period	24,516	22,235	19,699	10%	13%
Sales and other inflows	5,832	4,816	3,532	21%	36%
Redemptions/outflows	(4,841)	(2,933)	(3,620)	65%	-19%
Net flows	991	1,883	(88)	-47%	NM
Exchanges	(309)	(99)	286	212%	NM
Market value change	608	497	2,338	22%	-79%
High-net-worth separate account assets - end of period	$25,806	$24,516	$22,235	5%	10%
Retail managed account assets - beginning of period	40,917	34,493	31,845	19%	8%
Sales and other inflows	14,859	12,360	7,872	20%	57%
Redemptions/outflows	(8,432)	(7,257)	(7,344)	16%	-1%
Net flows	6,427	5,103	528	26%	866%
Exchanges	(47)	116	(502)	NM	NM
Market value change	1,104	1,205	2,622	-8%	-54%
Retail managed account assets - end of period	$48,401	$40,917	$34,493	18%	19%
Total fund and separate account assets - beginning of period	311,354	297,735	280,669	5%	6%
Sales and other inflows	125,057	124,773	106,750	0%	17%
Redemptions/outflows	(105,753)	(108,089)	(103,998)	-2%	4%
Net flows	19,304	16,684	2,752	16%	506%
Exchanges	(30)	(10)	(32)	200%	-69%
Market value change	5,752	(3,055)	14,346	NM	NM
Total assets under management - end of period	$336,380	$311,354	$297,735	8%	5%

(1)	Consolidated Eaton Vance Corp. See table on page 35 for managed assets and flows of 49 percent-owned Hexavest Inc., which are not included in the table above.
(2)	Includes assets in cash management funds.

As of October 31, 2016, 49 percent-owned affiliate Hexavest Inc. (“Hexavest”) managed $13.7 billion of client assets, a decrease of 1 percent from $13.9 billion of managed assets on October 31, 2015. Other than Eaton Vance-sponsored funds for which Hexavest is adviser or sub-adviser, the managed assets of Hexavest are not included in Eaton Vance consolidated totals.

The following table summarizes assets under management and asset flow information for Hexavest for the fiscal years ended October 31, 2016, 2015 and 2014:

Hexavest Assets Under Management and Net Flows
				2016	2015
	Years Ended October 31,			vs.	vs.
(in millions)	2016	2015	2014	2015	2014
Eaton Vance distributed:
Eaton Vance sponsored funds – beginning of period(1)	$229	$227	$211	1%	8%
Sales and other inflows	22	22	58	NM	-62%
Redemptions/outflows	(33)	(21)	(57)	57%	-63%
Net flows	(11)	1	1	NM	0%
Market value change	13	1	15	NM	-93%
Eaton Vance sponsored funds – end of period	$231	$229	$227	1%	1%
Eaton Vance distributed separate accounts – beginning of period(2)	$2,440	$2,367	$1,574	3%	50%
Sales and other inflows	131	535	531	-76%	1%
Redemptions/outflows	(236)	(488)	(260)	-52%	88%
Net flows	(105)	47	271	NM	-83%
Exchanges	-	-	389	NM	NM
Market value change	157	26	133	504%	-80%
Eaton Vance distributed separate accounts – end of period	$2,492	$2,440	$2,367	2%	3%
Total Eaton Vance distributed – beginning of period	$2,669	$2,594	$1,785	3%	45%
Sales and other inflows	153	557	589	-73%	-5%
Redemptions/outflows	(269)	(509)	(317)	-47%	61%
Net flows	(116)	48	272	NM	-82%
Exchanges	-	-	389	NM	NM
Market value change	170	27	148	530%	-82%
Total Eaton Vance distributed – end of period	$2,723	$2,669	$2,594	2%	3%
Hexavest directly distributed – beginning of period(3)	$11,279	$14,101	$15,136	-20%	-7%
Sales and other inflows	985	786	1,637	25%	-52%
Redemptions/outflows	(1,919)	(3,503)	(3,046)	-45%	15%
Net flows	(934)	(2,717)	(1,409)	-66%	93%
Exchanges	-	-	(389)	NM	NM
Market value change	676	(105)	763	NM	NM
Hexavest directly distributed – end of period	$11,021	$11,279	$14,101	-2%	-20%
Total Hexavest assets – beginning of period	$13,948	$16,695	$16,921	-16%	-1%
Sales and other inflows	1,138	1,343	2,226	-15%	-40%
Redemptions/outflows	(2,188)	(4,012)	(3,363)	-45%	19%
Net flows	(1,050)	(2,669)	(1,137)	-61%	135%
Exchanges	-	-	-	NM	NM
Market value change	846	(78)	911	NM	NM
Total Hexavest assets – end of period	$13,744	$13,948	$16,695	-1%	-16%

(1)	Managed assets and flows of Eaton Vance-sponsored pooled investment vehicles for which Hexavest is adviser or sub-adviser. Eaton Vance receives management and/or distribution revenue on these assets, which are included in the Eaton Vance consolidated results.
(2)	Managed assets and flows of Eaton Vance-distributed separate accounts managed by Hexavest. Eaton Vance receives distribution revenue, but not investment advisory fees, on these assets, which are not included in the Eaton Vance consolidated results.
(3)	Managed assets and flows of pre-transaction Hexavest clients and post-transaction Hexavest clients in Canada. Eaton Vance receives no investment advisory or distribution revenue on these assets, which are not included in the Eaton Vance consolidated results.

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

Consolidated Average Assets Under Management by Investment Mandate

				2016	2015
	October 31,			vs.	vs.
(in millions)	2016	2015	2014	2015	2014
Equity(1)	$88,753	$93,413	$94,822	-5%	-1%
Fixed income(2)	56,245	49,263	44,372	14%	11%
Floating-rate income	32,843	38,238	43,635	-14%	-12%
Alternative	10,072	10,584	12,555	-5%	-16%
Portfolio implementation	65,766	52,703	45,961	25%	15%
Exposure management	67,181	59,569	46,861	13%	27%
Total	$320,860	$303,770	$288,206	6%	5%

(1)	Includes assets in balanced and multi-asset mandates.
(2)	Includes assets in cash management accounts.

Consolidated Average Assets Under Management by Investment Vehicle

				2016	2015
	Years Ended October 31,			vs.	vs.
(in millions)	2016	2015	2014	2015	2014
Open-end funds(1)	$72,910	$79,109	$85,905	-8%	-8%
Private funds(2)	26,832	26,141	23,617	3%	11%
Closed-end funds(3)	23,736	24,956	25,395	-5%	-2%
Institutional separate account assets	128,033	112,309	99,224	14%	13%
High-net-worth separate account assets	24,873	23,472	20,681	6%	13%
Retail managed separate account assets	44,476	37,783	33,384	18%	13%
Total	$320,860	$303,770	$288,206	6%	5%

(1)	Includes NextShares funds.
(2)	Includes privately offered equity, fixed income and floating-rate income funds and CLO entities.
(3)	Includes unit investment trusts.

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

We define adjusted net income attributable to Eaton Vance Corp. shareholders and adjusted earnings per diluted share as net income attributable to Eaton Vance Corp. shareholders and earnings per diluted share, respectively, adjusted to exclude changes in the estimated redemption value of non-controlling interests in our affiliates redeemable at other than fair value (“non-controlling interest value adjustments”), closed-end fund structuring fees, payments to end service and additional compensation arrangements in place for certain Eaton Vance closed-end funds and other items management deems non-recurring or non-operating in nature, or otherwise outside the ordinary course of business (such as the impact of special dividends, costs associated with the extinguishment of debt and tax settlements). Adjusted net income attributable to Eaton Vance Corp. shareholders and adjusted earnings per diluted share should not be construed to be a substitute for, or superior to, net income attributable to Eaton Vance Corp. shareholders and earnings per diluted share computed in accordance with U.S. GAAP. We provide disclosures of adjusted net income attributable to Eaton Vance Corp. shareholders and adjusted earnings per diluted share to reflect the fact that our management and Board of Directors, as well as our investors, consider these adjusted numbers a measure of the Company’s underlying operating performance. Management believes adjusted net income attributable to Eaton Vance Corp. shareholders and adjusted earnings per diluted share are important indicators of our operations because they exclude items that may not be indicative of, or are unrelated to, our core operating results, and may provide a useful baseline for analyzing trends in our underlying business.

The following table provides a reconciliation of net income attributable to Eaton Vance Corp. shareholders and earnings per diluted share to adjusted net income attributable to Eaton Vance Corp. shareholders and adjusted earnings per diluted share, respectively, for the fiscal years ended October 31, 2016, 2015 and 2014:

				2016	2015
	Years Ended October 31,			vs.	vs.
(in thousands, except per share data)	2016	2015	2014	2015	2014

Net income attributable to Eaton Vance Corp. shareholders	$241,307	$230,299	$304,316	5%	-24%
Non-controlling interest value adjustments(1)	200	(204)	5,311	NM	NM
Payments to end certain closed-end fund service and additional compensation arrangements, net of tax(2)	-	44,895	-	NM	NM
Closed-end fund structuring fees, net of tax(3)	1,401	-	-	NM	NM
Adjusted net income attributable to Eaton Vance Corp. shareholders	$242,908	$274,990	$309,627	-12%	-11%

Earnings per diluted share	$2.12	$1.92	$2.44	10%	-21%
Non-controlling interest value adjustments	-	-	0.04	NM	NM
Payments to end certain closed-end fund service and additional compensation arrangements, net of tax	-	0.37	-	NM	NM
Closed-end fund structuring fees, net of tax	0.01	-	-	NM	NM
Adjusted earnings per diluted share	$2.13	$2.29	$2.48	-7%	-8%

(1)	Please see page 46 "Net Income Attributable to Non-controlling and Other Beneficial Interests," for a further discussion of the non-controlling interest value adjustments referenced above.
(2)	Reflects a $73.0 million payment to end certain fund services and additional compensation arrangements for certain Eaton Vance closed-end funds, net of the associated impact to taxes of $28.1 million calculated using the Company's effective tax rate. See page 43 for further discussion.
(3)	Reflects structuring fees of $2.3 million paid in connection with the May 2016 initial public offering of Eaton Vance High Income 2021 Target Term Trust, net of the associated impact to taxes of $0.9 million calculated using the Company's effective tax rate.

The 5 percent increase in net income attributable to Eaton Vance Corp. shareholders in fiscal 2016 compared to fiscal 2015 can be attributed primarily to the following:

•	A decrease in revenue of $60.7 million, or 4 percent, primarily reflecting lower average managed assets in higher fee-rate floating-rate income, alternative and equity mandates, partially offset by growth in lower fee-rate exposure management, portfolio implementation and laddered bond mandates.
•	A decrease in expenses of $74.5 million, or 7 percent, reflecting lower distribution fees and service fees, partially offset by increases in compensation, amortization of deferred sales commissions and other corporate expenses. The decrease in distribution expense relates principally to the payment of $73.0 million to terminate certain closed-end fund service and additional compensation arrangements in fiscal 2015.
•	A $12.4 million increase in gains (losses) and other investment income, net, primarily reflecting increases in net gains and interest and other income recognized on our seed capital portfolio.
•	A $12.5 million increase in income related to the Company’s consolidated CLO entities.
•	An increase in income taxes of $10.4 million, or 7 percent, reflecting an increase in the Company’s income before taxes. Consolidated CLO entity income that is allocated to other beneficial interest holders is not subject to tax in the Company’s provision.
•	A decrease in equity in net income of affiliates, net of tax, of $1.7 million, reflecting a decrease in the Company’s proportionate net interest in the earnings of Hexavest and sponsored funds accounted for under the equity method.
•	An increase in net income attributable to non-controlling interests of $15.6 million, primarily reflecting an increase in net income of the Company’s consolidated CLO entities that are borne by other beneficial interests and a decrease in net losses attributable to non-controlling interest holders in the Company’s consolidated sponsored funds, partially offset by a decrease in net income attributable to non-controlling interest holders in the Company’s majority-owned subsidiaries.

Weighted average diluted shares outstanding decreased by 4.2 million shares, or 4 percent, in fiscal 2016 compared to fiscal 2015. The change reflects the impact of shares repurchased over the course of the fiscal year and lower dilutive impact of unexercised options, partially offset by the impact of employee stock option exercises and the annual vesting of restricted stock.

The 24 percent decrease in net income attributable to Eaton Vance Corp. shareholders in fiscal 2015 compared to fiscal 2014 can be attributed primarily to the following:

•	A decrease in revenue of $46.7 million, or 3 percent, primarily reflecting lower average managed assets in higher fee-rate floating-rate income, alternative and equity mandates, partially offset by growth in lower fee-rate exposure management, portfolio implementation and fixed income mandates.
•	An increase in expenses of $72.7 million, or 8 percent, primarily reflecting the payment of $73.0 million to terminate certain closed-end fund service and additional compensation arrangements in the first quarter of fiscal 2015. Year-over-year increases in compensation and other corporate expenses were largely offset by decreases in other distribution expenses, including the amortization of deferred sales commissions and service fee expenses.

•	A $1.2 million decline in gains (losses) and other investment income, net, primarily reflecting increases in net losses recognized on our seed capital portfolio, offset by an increase in interest and other income recognized on our seed capital portfolio.
•	A $1.7 million decline in income (expense) of the Company’s consolidated CLO entities.
•	A decrease in income taxes of $43.5 million, or 23 percent, reflecting an increase in the Company’s income before taxes.
•	A decrease in equity in net income of affiliates, net of tax, of $4.7 million, reflecting a decrease in the Company’s net interest in the earnings of sponsored funds accounted for under the equity method.
•	A decrease in net income attributable to non-controlling interests of $9.0 million, reflecting a decrease in the annual adjustments made to the estimated redemption value of non-controlling interests in the Company’s majority-owned subsidiaries redeemable at other than fair value, an increase in net losses recognized by the Company’s consolidated CLO entities that are borne by other beneficial interests and an increase in net losses attributable to non-controlling interest holders in the Company’s majority-owned subsidiaries, offset by an increase in net income attributable to non-controlling interest holders in the Company’s consolidated sponsored funds.

Weighted average diluted shares outstanding decreased by 3.4 million shares, or 3 percent, in fiscal 2015 compared to fiscal 2014. The change reflects the impact of shares repurchased over the course of the fiscal year, partially offset by the impact of employee stock option exercises and the annual vesting of restricted stock.

Revenue

Our revenue declined by 4 percent in fiscal 2016, reflecting lower investment advisory and administrative fees, distribution and underwriter fees, service fees and other revenue. Fee revenue declined despite a 6 percent increase in average consolidated assets under management, as the revenue impact of growth in lower fee-rate exposure management, portfolio implementation and fixed income mandates was more than offset by lower average managed assets in higher fee-rate floating-rate income, alternative and equity mandates.

The following table shows our investment advisory and administrative fees, distribution and underwriter fees, service fees and other revenue for the fiscal years ended October 31, 2016, 2015 and 2014:

				2016	2015
	Years Ended October 31,			vs.	vs.
(in thousands)	2016	2015	2014	2015	2014

Investment advisory and administrative fees	$1,151,198	$1,196,866	$1,231,188	-4%	-3%
Distribution and underwriter fees	74,822	80,815	85,514	-7%	-5%
Service fees	107,684	116,448	125,713	-8%	-7%
Other revenue	9,156	9,434	7,879	-3%	20%
Total revenue	$1,342,860	$1,403,563	$1,450,294	-4%	-3%

Investment advisory and administrative fees

The decrease in investment advisory and administrative fees of 4 percent in fiscal 2016 and 3 percent in fiscal 2015 can be attributed primarily to the loss of assets in higher-fee investment mandates. Our average annualized effective investment advisory and administrative fee rate, excluding performance-based fees, declined to 35.8 basis points in fiscal 2016 from 39.3 basis points in fiscal 2015 and 42.4 basis points in fiscal 2014.

Average annualized effective investment advisory and administrative fee rates, excluding performance-based fees, for the fiscal years ended October 31, 2016, 2015 and 2014 by investment mandate were as follows:

				2016	2015
	Years Ended October 31,			vs.	vs.
(in basis points on average managed assets)	2016	2015	2014	2015	2014

Equity	62.8	64.1	64.6	-2%	-1%
Fixed income	39.9	42.8	44.8	-7%	-4%
Floating-rate income	51.8	53.2	54.2	-3%	-2%
Alternatives	63.1	62.8	62.2	0%	1%
Portfolio implementation	14.9	15.5	15.7	-4%	-1%
Exposure management	5.1	5.4	5.3	-7%	2%
Average effective investment advisory and administrative fee rate	35.8	39.3	42.4	-9%	-7%

Average assets under management by investment mandate to which these fee rates apply can be found in the table “Consolidated Average Assets Under Management by Investment Mandate” on page 36.

Performance-based fees were $3.4 million, $3.7 million and $8.3 million in fiscal 2016, 2015 and 2014, respectively.

Distribution and underwriter fees

Distribution fees, which are earned under contractual agreements with certain sponsored funds, are calculated as a percentage of, and fluctuate with, average assets under management of the applicable funds and fund share classes. Underwriter fees and other distribution income includes underwriter commissions earned on sales of fund share classes subject to those fees, contingent deferred sales charges received on certain Class A redemptions, unit investment trust sales charges and fundraising and servicing fees associated with The U.S. Charitable Gift Trust.

Distribution fees, underwriter fees and other distribution income for the fiscal years ended October 31, 2016, 2015 and 2014 were as follows:

40

				2016	2015
	Years Ended October 31,			vs.	vs.
(in thousands)	2016	2015	2014	2015	2014
Distribution fees:
Class A	$646	$876	$1,241	-26%	-29%
Class B	1,338	2,173	3,540	-38%	-39%
Class C	60,031	64,809	67,739	-7%	-4%
Class N	78	136	273	-43%	-50%
Class R	1,361	1,208	1,030	13%	17%
Private funds	4,382	4,267	3,874	3%	10%
Total distribution fees	$67,836	$73,469	$77,697	-8%	-5%
Underwriter fees	2,763	2,745	2,924	1%	-6%
Other distribution income	4,223	4,601	4,893	-8%	-6%
Total distribution and underwriter fees	$74,822	$80,815	$85,514	-7%	-5%

Service fees

Service fees, which are paid to EVD pursuant to distribution or service plans adopted by our sponsored mutual funds, are calculated as a percent of, and fluctuate with, average assets under management in specific mutual fund share classes (principally Classes A, B, C, N and R). Certain private funds also make service fee payments to EVD.

Service fee revenue decreased 8 percent and 7 percent in fiscal 2016 and 2015, respectively, primarily reflecting a decrease in average assets under management in certain classes of funds subject to service fees.

Other revenue

Other revenue, which consists primarily of sub-transfer agent fees, miscellaneous dealer income, custody fees, Hexavest-related distribution and service revenue and sub-lease income, decreased 3 percent in fiscal 2016, primarily reflecting lower sub-lease revenue. Other revenue increased 20 percent in fiscal 2015, primarily reflecting an increase in Hexavest-related distribution and service revenue.

Expenses

Operating expenses decreased 7 percent in fiscal 2016 from fiscal 2015, reflecting lower distribution expenses, partially offset by increases in compensation costs, amortization of deferred sales commissions and other expenses. Included in distribution expense for fiscal 2015 is a one-time payment of $73.0 million to terminate certain closed-end fund service and additional compensation arrangements with a distribution partner. Expenses in connection with the Company’s NextShares initiative totaled approximately $8.0 million in fiscal 2016, an increase of 8 percent from $7.4 million in fiscal 2015.

The following table shows our operating expenses for the fiscal years ended October 31, 2016, 2015 and 2014:

41

				2016	2015
	Years Ended October 31,			vs.	vs.
(in thousands)	2016	2015	2014	2015	2014
Compensation and related costs:
Cash compensation	$419,515	$414,307	$400,890	1%	3%
Stock-based compensation	71,600	69,520	60,548	3%	15%
Total compensation and related costs	491,115	483,827	461,438	2%	5%
Distribution expense	117,996	198,155	141,544	-40%	40%
Service fee expense	98,494	106,663	116,620	-8%	-9%
Amortization of deferred sales commissions	15,451	14,972	17,590	3%	-15%
Fund-related expenses	35,899	35,886	35,415	0%	1%
Other expenses	169,637	163,613	157,830	4%	4%
Total expenses	$928,592	$1,003,116	$930,437	-7%	8%

Compensation and related costs

The following table shows our compensation and related costs for the fiscal years ended October 31, 2016, 2015 and 2014:

				2016	2015
	Years Ended October 31,			vs.	vs.
(in thousands)	2016	2015	2014	2015	2014

Base salaries and employee benefits	$226,463	$217,289	$204,935	4%	6%
Operating income-based incentives	131,250	134,052	137,563	-2%	-3%
Sales incentives	55,550	57,716	54,989	-4%	5%
Other compensation expense	6,252	5,250	3,403	19%	54%
Total cash compensation	419,515	414,307	400,890	1%	3%
Stock-based compensation	71,600	69,520	60,548	3%	15%
Total	$491,115	$483,827	$461,438	2%	5%

The increase in base salaries and employee benefits in fiscal 2016 reflects a 4 percent increase in headcount, annual merit increases and a corresponding increase in employee benefits. The decrease in operating income-based incentives in fiscal 2016 reflects lower pre-bonus adjusted operating income (as described in more detail in “Compensation Discussion and Analysis” in Item 11 of this Annual Report on Form 10-K). The decrease in sales incentives in fiscal 2016 reflects a decrease in compensation-eligible sales. Other compensation expense increased due to compensation expense associated with employee recruiting and terminations. The increase in stock-based compensation in fiscal 2016 primarily reflects the increase in annual stock-based compensation awards associated with the increase in headcount.

The increase in base salaries and employee benefits in fiscal 2015 primarily reflects a 4 percent increase in headcount and annual merit increases. The decrease in operating income-based incentives in fiscal 2015 reflects lower pre-bonus adjusted operating income. The increase in sales incentives in fiscal 2015 reflects an increase in compensation-eligible sales. Other compensation expense increased due to higher severance costs, primarily associated with closing our New Jersey-based affiliate Fox Asset Management LLC (“Fox Asset Management”), as well as additional compensation expense associated with the expansion of our global investment teams in London. The increase in stock-based compensation in fiscal 2015 reflects the increase in annual stock-based compensation awards associated with the increase in headcount and the impact of certain employee retirements and terminations.

Distribution expense

Distribution expense consists primarily of commissions paid to broker-dealers on the sale of Class A shares at net asset value, ongoing asset-based payments made to distribution partners pursuant to third-party distribution arrangements for Class C shares and certain closed-end funds, marketing support arrangements to distribution partners and other discretionary marketing expenses.

The following table shows our distribution expense for the fiscal years ended October 31, 2016, 2015 and 2014:

				2016	2015
	Years Ended October 31,			vs.	vs.
(in thousands)	2016	2015	2014	2015	2014

Class A share commissions	$2,064	$2,628	$4,264	-21%	-38%
Class C share distribution fees	50,324	53,462	54,423	-6%	-2%
Closed-end fund structuring fees	2,291	-	-	NM	NM
Payments to end certain fund service and additional compensation arrangements	-	73,000	-	NM	NM
Closed-end fund dealer compensation payments	3,836	6,575	18,833	-42%	-65%
Intermediary marketing support payments	40,308	41,901	46,950	-4%	-11%
NextShares distribution expenses	35	-	-	NM	NM
Discretionary marketing expenses	19,138	20,589	17,074	-7%	21%
Total	$117,996	$198,155	$141,544	-40%	40%

Class A share commissions decreased in fiscal 2016 and fiscal 2015, in both cases reflecting a decrease in Class A sales on which we pay commissions. Class C share distribution fees also decreased in fiscal 2016 and fiscal 2015, reflecting declines in Class C share assets held more than one year. Closed-end fund structuring fees in fiscal 2016 reflect payments made in conjunction with the May 2016 initial public offering of the Eaton Vance High Income 2021 Target Term Trust. Expenses for fiscal 2015 include a one-time payment of $73.0 million in fiscal 2015 to terminate certain closed-end fund service and additional compensation arrangements with a distribution partner pursuant to which we were obligated to make recurring payments over time based on the assets of the closed-end funds covered by the arrangements. Closed-end fund dealer compensation payments decreased in both fiscal 2016 and 2015, reflecting the above-described termination of fund service and additional compensation arrangements. The decrease in intermediary marketing support payments to distribution partners in both fiscal 2016 and 2015 reflects lower average assets subject to those arrangements. The decrease in discretionary marketing expenses in fiscal 2016 reflects lower spending on advertising and marketing communications; the increase in fiscal 2015 reflects an increase in the use of outside agencies in support of NextShares and other strategic initiatives.

Service fee expense

Service fees we receive from sponsored funds are generally retained in the first year and paid to broker-dealers thereafter pursuant to third-party selling agreements. These fees are calculated as a percent of average assets under management in certain share classes of our mutual funds (principally Classes A, B, C, N and R), as well as certain private funds. Service fee expense decreased by 8 percent in fiscal 2016 and 9 percent in fiscal 2015, reflecting lower average fund assets retained more than one year in funds and share classes that are subject to service fees.

Amortization of deferred sales commissions

Amortization expense is affected by ongoing sales and redemptions of mutual fund Class C shares and certain private funds and redemptions of Class B shares. Amortization expense increased 3 percent in fiscal 2016, reflecting an increase in deferred sales commissions related to privately offered equity funds, partially offset by a decrease in average Class B shares and Class C shares deferred sales commissions. Amortization expense decreased 15 percent in fiscal 2015, as lower average Class B shares and Class C shares deferred sales commissions more than offset an increase in deferred sales commissions related to privately offered equity funds. In fiscal 2016, 4 percent of total amortization expense related to Class B shares, 61 percent to Class C shares and 35 percent to privately offered equity funds. In fiscal 2015, 8 percent of total amortization expense related to Class B shares, 70 percent to Class C shares and 22 percent to privately offered equity funds.

Fund-related expenses

Fund-related expenses consist primarily of fees paid to sub-advisers, compliance costs and other fund-related expenses we incur. Fund-related expenses were substantially unchanged in fiscal 2016 and increased 1 percent in fiscal 2015, primarily reflecting an increase in other fund-related expenses borne by the Company on funds in which it earns an all-in fee, partially offset by decreases in sub-advisory expenses and fund subsidies.

Other expenses

The following table shows our other expense for the fiscal years ended October 31, 2016, 2015 and 2014:

				2016	2015
	Years Ended October 31,			vs.	vs.
(in thousands)	2016	2015	2014	2015	2014
Information technology	$72,718	$67,834	$64,051	7%	6%
Facilities-related	40,806	40,771	38,761	0%	5%
Travel	16,663	16,360	16,480	2%	-1%
Professional services	13,331	13,854	12,065	-4%	15%
Communications	5,081	5,272	5,250	-4%	0%
Other corporate expense	21,038	19,522	21,223	8%	-8%
Total	$169,637	$163,613	$157,830	4%	4%

The increase in information technology expense in fiscal 2016 can be attributed primarily to increases in project-related consulting and software maintenance fees. The increase in travel expense relates to an increase in travel activity. The decrease in professional services expense can be attributed primarily to a decrease in corporate consulting engagements and external legal costs. The decrease in communications reflects a reduction in expenses primarily related to shareholder communications. The increase in other corporate expenses primarily reflects an increase in other corporate taxes.

The increase in information technology expense in fiscal 2015 can be attributed primarily to increases in software maintenance fees, market data costs and project-related consulting associated with budgeted technology projects. The increase in facilities-related expenses can be attributed primarily to an increase in rent and depreciation expense. The decrease in travel expense relates to a decrease in travel activity. The increase in professional services expense can be attributed primarily to an increase in corporate consulting engagements (including engagements related to our NextShares initiative) and external legal costs. The decrease in other corporate expenses reflects a decrease in other corporate taxes offset by increases in amortization of intangible assets related to closing Fox Asset Management, and higher corporate membership and professional development expenses.

Non-operating Income (Expense)

The main categories of non-operating income (expense) for the fiscal years ended October 31, 2016, 2015 and 2014 are as follows:

				2016	2015
	Years Ended October 31,			vs.	vs.
(in thousands)	2016	2015	2014	2015	2014
Gains (losses) and other investment income, net	$12,411	$(31)	$1,139	NM	NM
Interest expense	(29,410)	(29,357)	(29,892)	0%	-2%
Other income (expense) of consolidated CLO entities:
Gains and other investment income, net	24,069	5,092	14,892	373%	-66%
Interest and other expense	(13,286)	(6,767)	(14,847)	96%	-54%
Total non-operating expense	$(6,216)	$(31,063)	$(28,708)	-80%	8%

Gains (losses) and other investment income, net, improved by $12.4 million in fiscal 2016 compared to fiscal 2015, reflecting increases in net investment gains, interest income and foreign currency gains of $9.0 million, $2.2 million and $1.2 million, respectively. In fiscal 2016, we recognized $0.1 million of net losses related to our seed investments and associated hedges, compared to $9.2 million of net losses in fiscal 2015.

Gains (losses) and other investment income, net, declined by $1.2 million in fiscal 2015 compared to fiscal 2014, primarily reflecting increases in net investment and foreign currency losses of $2.2 million and $0.1 million, respectively, offset by an increase of $1.2 million in interest income earned. In fiscal 2015 we recognized $9.2 million of net losses related to our seed investments and associated hedges, compared to $6.9 million of net losses in fiscal 2014.

Interest expense was substantially unchanged in fiscal 2016 compared to fiscal 2015 and fiscal 2014.

Net gains (losses) of consolidated CLO entities were $10.6 million, $(1.7 million) and $(0.3 million) in fiscal 2016, 2015 and 2014, respectively. Approximately $9.8 million, $(5.8 million) and $(4.1 million) of consolidated CLO entities’ gains (losses) were included in net income attributable to non-controlling and other beneficial interests during fiscal 2016, 2015 and 2014, respectively, reflecting third-party note holders’ proportionate interests in the net income (loss) of each consolidated CLO entity. Net income attributable to Eaton Vance Corp. shareholders included $0.8 million, $4.1 million and $3.8 million of income associated with the consolidated CLO entities for fiscal 2016, 2015 and 2014, respectively, representing management fees earned by the Company offset by the Company’s proportionate interest in net gains (losses) of the consolidated CLO entities.

Income Taxes

Our effective tax rate, calculated as income taxes as a percentage of income before income taxes and equity in net income of affiliates, was 37.6 percent, 38.8 percent and 38.0 percent in fiscal 2016, 2015 and 2014, respectively.

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

Equity in Net Income of Affiliates, Net of Tax

Equity in net income of affiliates, net of tax, primarily reflects our 49 percent equity interest in Hexavest, our seven percent minority equity interest in a private equity partnership managed by a third party and equity interests in certain funds we sponsor or manage.

The following table summarizes the components of equity in net income of affiliates, net of tax, for the fiscal years ended October 31, 2016, 2015 and 2014:

				2016	2015
	Years Ended October 31,			vs.	vs.
(in thousands)	2016	2015	2014	2015	2014
Investment in Hexavest, net of tax and amortization	$9,979	$10,857	$10,963	-8%	-1%
Investment in private equity partnership, net of tax	356	849	517	-58%	64%
Investment in sponsored funds, net of tax	-	315	5,245	NM	-94%
Total	$10,335	$12,021	$16,725	-14%	-28%

Net Income Attributable to Non-controlling and Other Beneficial Interests

The following table summarizes the components of net income attributable to non-controlling and other beneficial interests for the fiscal years ended October 31, 2016, 2015 and 2014:

46

				2016	2015
	Years Ended October 31,			vs.	vs.
(in thousands)	2016	2015	2014	2015	2014
Consolidated sponsored funds	$43	$1,752	$318	-98%	451%
Majority-owned subsidiaries	(13,525)	(15,673)	(15,950)	-14%	-2%
Non-controlling interest value adjustments(1)	(200)	204	(5,311)	NM	NM
Consolidated CLO entities	(9,768)	5,825	4,095	NM	42%
Net income attributable to non-controlling and other beneficial interests	$(23,450)	$(7,892)	$(16,848)	197%	-53%

(1)	Relates to non-controlling interests redeemable at other than fair value.

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

In fiscal 2016 and fiscal 2015, non-controlling interest value adjustments reflect changes in the estimated redemption value of non-controlling interests in Atlanta Capital.

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

The following table summarizes certain key financial data relating to our liquidity and capital resources on October 31, 2016, 2015 and 2014 and uses of cash for the years then ended:

Balance Sheet and Cash Flow Data
	As of October 31,
(in thousands)	2016	2015	2014
Balance sheet data:
Assets:
Cash and cash equivalents	$424,174	$465,558	$385,215
Investment advisory fees and other receivables	186,172	187,753	186,344
Total liquid assets	$610,346	$653,311	$571,559

Investments	$589,773	$507,020	$624,605

Liabilities:
Debt	$573,967	$573,811	$573,655

	Years Ended October 31,
(in thousands)	2016	2015	2014
Cash flow data:
Operating cash flows	$340,549	$219,867	$98,785
Investing cash flows	(108,278)	84,266	185,460
Financing cash flows	(270,199)	(221,446)	(359,378)

Liquidity and Capital Resources

Liquid assets consist of cash and cash equivalents and investment advisory fees and other receivables. Cash and cash equivalents consist of cash and short-term, highly liquid investments that are readily convertible to cash. Investment advisory fees and other receivables primarily represent receivables due from sponsored funds and separately managed accounts for investment advisory and distribution services provided. Liquid assets represented 35 percent and 40 percent of total assets on October 31, 2016 and 2015, respectively, excluding those assets identified as assets of consolidated CLO entities. Not included in the liquid asset amounts are $85.8 million and $77.4 million of highly liquid short-term debt securities with remaining maturities between three and 12 months held as of October 31, 2016 and 2015, respectively, which are included within investments on our Consolidated Balance Sheets. Our seed investments in consolidated funds and separate accounts are not treated as liquid assets because they may be longer term in nature.

The $43.0 million decrease in liquid assets in fiscal 2016 primarily reflects the repurchase of $253.0 million of Non-Voting Common Stock, the payment of $118.6 million of dividends to shareholders, $82.6 million from the investing and financing activities of consolidated CLO entities, the payment of $15.7 million to acquire additional interests in Atlanta Capital and Parametric, a $10.1 million contingent payment related to the Company’s acquisition of the Tax Advantaged Bond Strategies (“TABS”) business, the addition of $10.7 million in equipment and leasehold improvements and the issuance of a $5.0 million note receivable to our affiliate Hexavest, offset by net cash provided by operating activities of $340.6 million, proceeds from the issuance of Non-Voting Common Stock of $110.4 million in connection with the exercise of employee stock options and other employee stock purchases, and excess tax benefits of $2.9 million associated with stock option exercises.

The $81.8 million increase in liquid assets in fiscal 2015 primarily reflects net cash provided by operating activities of $219.9 million, net proceeds from sales and purchases of available-for-sale securities of $59.4 million, proceeds from the issuance of Non-Voting Common Stock of $89.7 million in connection with the exercise of employee stock options and other employee stock purchases, excess tax benefits of $10.0 million associated with stock option exercises and $149.2 million from the investing and financing activities of consolidated CLO entities, offset by the payment of $116.0 million of dividends to shareholders, the repurchase of $283.4 million of Non-Voting Common Stock, the payment of $20.0 million to acquire additional interests in Atlanta Capital and Parametric, a $9.1 million contingent payment related to the Company’s acquisition of the TABS business and the addition of $11.5 million in equipment and leasehold improvements.

Our debt consists of $250 million in aggregate principal amount of 6.5 percent Senior Notes due in October 2017 and $325 million in aggregate principal amount of 3.625 percent Senior Notes due in June 2023. The Company currently intends to seek refinancing of the $250 million in senior notes due in October 2017 prior to maturity of those notes. In the event that the notes are not refinanced, it is the Company’s intent to retire the notes using existing liquid assets.

We maintain a $300 million unsecured revolving credit facility with several banks that expires on October 21, 2019. The facility provides that we may borrow at LIBOR-based rates of interest that vary depending on the level of usage of the facility and our credit ratings. The agreement contains financial covenants with respect to leverage and interest coverage and requires us to pay an annual facility fee on any unused portion. We had no borrowings under our revolving credit facility at October 31, 2016 or at any point during the fiscal year. We were in compliance with all debt covenants as of October 31, 2016.

We continue to monitor our liquidity daily. We remain committed to growing our business and returning capital to shareholders. We expect that our main uses of cash will be paying dividends, acquiring shares of our Non-Voting Common Stock, making seed investments in new products and strategic acquisitions, enhancing our technology infrastructure and paying the operating expenses of our business, which are largely variable in nature and fluctuate with revenue and assets under management. We believe that our existing liquid assets, cash flows from operations and borrowing capacity under our existing credit facility are sufficient to meet our current and forecasted operating cash needs. The risk exists, however, that if we need to raise additional capital or refinance existing debt in the future, resources may not be available to us in sufficient amounts or on acceptable terms. Our ability to enter the capital markets in a timely manner depends on a number of factors, including the state of global credit and equity markets, interest rates, credit spreads and our credit ratings. If we are unable to access capital markets to issue new debt, refinance existing debt or sell shares of our Non-Voting Common Stock as needed, or if we are unable to obtain such financing on acceptable terms, our business could be adversely affected.

Recoverability of our Investments

Our $589.8 million of investments as of October 31, 2016 consisted of our 49 percent equity interest in Hexavest, positions in Company-sponsored funds and separate accounts entered into for investment and business development purposes, and certain other investments held directly by the Company. Investments in Company-sponsored funds and separate accounts and direct investments by the Company are generally in liquid debt or equity securities and are carried at fair market value. We test our investments, other than equity method investments, for impairment on a quarterly basis. We evaluate our investments in non-consolidated CLO entities and investments classified as available-for-sale for impairment using quantitative factors, including how long the investment has been in a net unrealized loss position, and qualitative factors, including the credit quality of the underlying issuer and our ability and intent to continue holding the investment. If markets deteriorate in the quarters ahead, our assessment of impairment on a quantitative basis may lead us to impair investments in future quarters that were in an unrealized loss position at October 31, 2016.

We test our investments in equity method investees, goodwill and indefinite-lived intangible assets in the fourth quarter of each fiscal year, or as facts and circumstances indicate that additional analysis is warranted. There have been no significant changes in financial condition in fiscal 2016 that would indicate that an impairment loss exists at October 31, 2016.

We periodically review our deferred sales commissions and identifiable intangible assets for impairment as events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. There have been no significant changes in financial condition in fiscal 2016 that would indicate that an impairment loss exists at October 31, 2016.

Operating Cash Flows

Our operating cash flows are calculated by adjusting net income to reflect other significant sources and uses of cash, certain significant non-cash items and timing differences in the cash settlement of other assets and liabilities. Significant sources and uses of cash that are not reflected in either revenue or expenses include net cash flows associated with our deferred sales commission assets (capitalized sales commissions paid net of contingent deferred sales charges received), as well as net cash flows associated with the purchase and sale of investments within the portfolios of our consolidated sponsored funds and separate accounts (proceeds received from the sale of trading investments net of cash outflows associated with the purchase of trading investments). Significant non-cash items include the amortization of deferred sales commissions and intangible assets, depreciation, stock-based compensation and net change in deferred income taxes.

Cash provided by operating activities totaled $340.5 million in fiscal 2016, an increase of $120.7 million from $219.9 million in fiscal 2015. The increase in net cash provided by operating activities primarily reflects an increase in the cash provided by the operating activities of our consolidated CLO entities and increases in the timing differences in the cash settlement of other assets and liabilities, offset by an increase in net purchases of trading securities.

Cash provided by operating activities totaled $219.9 million in fiscal 2015, an increase of $121.1 million from $98.8 million in fiscal 2014. The increase in net cash provided by operating activities primarily reflects an increase in the net sales of trading securities and an increase in the timing differences in the cash settlement of other assets and liabilities, offset by an increase in the net cash used in the operating activities of our consolidated CLO entities.

Investing Cash Flows

Cash flows from investing activities consist primarily of the purchase of equipment and leasehold improvements, cash paid in acquisitions and the purchase and sale of available-for-sale investments in sponsored funds that we do not consolidate.

Cash used for investing activities totaled $108.3 million in fiscal 2016 compared to cash provided by investing activities of $84.3 million in fiscal 2015. The change in cash provided by (used for) investing activities can be attributed primarily to a decrease of $128.1 million in the net proceeds from the sales of consolidated CLO entity investments, a decrease of $59.2 million in the net proceeds from the sales and purchases of available-

for-sale securities, the issuance of a $5.0 million note receivable to Hexavest and an increase of $1.0 million in payment to sellers of the TABS business in fiscal 2016.

Cash provided by investing activities totaled $84.3 million in fiscal 2015 compared to $185.5 million in fiscal 2014. The decrease in cash provided by investing activities can be attributed primarily to a $9.1 million payment to sellers of the TABS business in fiscal 2015, offset by a decrease of $8.6 million in the net proceeds from the sales and purchases of available-for-sale securities and a decrease of $79.6 million in the net proceeds from the sales of consolidated CLO entity investments.

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

Cash used for financing activities totaled $270.2 million, $221.4 million and $359.4 million in fiscal 2016, 2015 and 2014, respectively. In fiscal 2016, we paid $15.7 million to acquire additional interests in Atlanta Capital and Parametric, repurchased and retired approximately 7.3 million shares of our Non-Voting Common Stock for $253.0 million under our authorized repurchase programs and issued 5.4 million shares of our Non-Voting Common Stock in connection with the grant of restricted share awards, the exercise of stock options and other employee stock purchases for total proceeds of $110.4 million. As of October 31, 2016, we have authorization to purchase an additional 2.9 million shares under our current share repurchase authorization and anticipate that future repurchases will continue to be an ongoing use of cash. Our dividends declared per share were $1.075 in fiscal 2016, $1.015 in fiscal 2015 and $0.91 in fiscal 2014. We currently expect to declare and pay quarterly dividends on our Voting and Non-Voting Common Stock comparable to the dividend declared in the fourth quarter of fiscal 2016.

In fiscal 2015, cash used for financing activities included $381.5 million in principal payments made on senior notes, lines of credit and redeemable preferred shares of consolidated CLO entities, as well as $485.2 million related to the proceeds from the line of credit and the issuance of new senior notes and redeemable preferred shares of those entities. In fiscal 2014, cash used for financing activities included $436.2 million in principal payments made on senior notes, lines of credit, and redeemable preferred shares of consolidated CLO entities, as well as $429.6 million related to the issuance of new senior notes and redeemable preferred shares of those entities.

Contractual Obligations

The following table details our contractual obligations as of October 31, 2016:

	Payments due by period
		Less			More
		than 1	1-3	4-5	than 5
(in millions)	Total	Year	Years	Years	Years
Operating leases – facilities and equipment(1)	$346	$22	$45	$43	$236
Senior notes	575	250	-	-	325
Interest payment on senior notes	99	27	24	24	24
Payments to non-controlling interest holders of majority-owned subsidiaries	3	3	-	-	-
Unrecognized tax benefits(2)	2	1	1	-	-
Total	$1,025	$303	$70	$67	$585

(1)	Minimum payments have not been reduced by minimum sublease rentals of $0.1 million to be received in the future under non-cancelable subleases.
(2)	This amount includes unrecognized tax benefits along with accrued interest and penalties.

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

We have presented all redeemable non-controlling interests at redemption value on our Consolidated Balance Sheet as of October 31, 2016. We have recorded the current year change in the estimated redemption value of non-controlling interests redeemable at fair value as a component of additional paid-in capital and have recorded the current year change in the estimated redemption value of non-controlling interests redeemable at other than fair value (non-controlling interests redeemable based on a multiple of earnings before interest and taxes of the subsidiary) as a component of net income attributable to non-controlling and other beneficial interests. Based on our calculations, the estimated redemption value of our non-controlling interests, redeemable at either fair value or other than fair value, totaled $109.0 million on October 31, 2016 compared to $88.9 million on October 31, 2015.

Redeemable non-controlling interests as of October 31, 2016 consisted of third-party investors’ ownership in consolidated investment funds of $24.5 million, non-controlling interests in Parametric issued in conjunction with the Clifton acquisition of $13.9 million, non-controlling interests in Parametric issued in conjunction with the Parametric Risk Advisors final put option of $12.1 million and profit interests granted under the long-term incentive plans of Parametric and Atlanta Capital of $36.4 million and $19.6 million, respectively, all of which are redeemable at fair value. Redeemable non-controlling interests as of October 31, 2016 also included non-controlling interests in Atlanta Capital redeemable at other than fair value of $2.6 million. Redeemable non-controlling interests as of October 31, 2015 consisted of third-party investors’ ownership in consolidated investment funds of $11.9 million, non-controlling interests in Parametric issued in conjunction with the Clifton acquisition of $18.6 million, non-controlling interests in Parametric issued in conjunction with the Parametric Risk Advisors final put option of $10.8 million and profit interests granted under the long-term incentive plans of Parametric and Atlanta Capital of $28.5 million and $16.4 million, respectively, all of which are redeemable at fair value. Redeemable non-controlling interests as of October 31, 2015 also included non-controlling interests in Atlanta Capital redeemable at other than fair value of $2.7 million.

We have included in the table above $0.6 million and $1.9 million related to the execution of termination call options by the Company related to indirect profit interests granted under the long-term incentive plans of Parametric and Atlanta Capital, respectively, which were held by employees whose employment terminated in fiscal 2016. These transactions settled in November 2016.

We are obligated to make a contingent payment related to our acquisition of the TABS business based on a prescribed multiple of TABS’s revenue for the twelve months ending December 31, 2016. Because there is no defined floor or ceiling, significant uncertainty exists as to the amount of payment. Accordingly, an estimate cannot be reasonably made and this future payment has been excluded from the above table.

We hold an option, exercisable in fiscal 2017, to acquire an additional 26 percent interest in Hexavest. Because there is no defined floor or ceiling, significant uncertainty exists as to the amount of payment. Accordingly, any payment to be made has been excluded from the above table. Although the amounts of this payment cannot be predicted with certainty, it may represent a significant use of cash in fiscal 2018.

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

Foreign Subsidiaries

We consider the undistributed earnings of certain of our foreign subsidiaries to be indefinitely reinvested in foreign operations as of October 31, 2016. Accordingly, no U.S. income taxes have been provided thereon. As of October 31, 2016, the Company had approximately $47.7 million of undistributed earnings in certain Canadian, UK and Australian foreign subsidiaries that is not available to fund domestic operations or to distribute to shareholders unless repatriated. Repatriation would require the Company to accrue and pay U.S.

corporate income taxes. The unrecognized deferred income tax liability on these un-repatriated funds, or temporary difference, is estimated to be $5.8 million. The Company does not intend to repatriate these funds, has not previously repatriated funds from these entities, and has the financial liquidity to permanently leave these funds offshore.

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

Goodwill

Goodwill represents the excess of the cost of our investment in the net assets of acquired companies over the fair value of the underlying identifiable net assets at the dates of acquisition. We attribute all goodwill associated with the acquisitions of Atlanta Capital, Parametric and its wholly owned subsidiaries, which share similar economic characteristics, to a single reporting unit. Management believes that the inclusion of these entities in a single reporting unit for the purposes of goodwill impairment testing most accurately reflects the synergies achieved in acquiring these entities, namely centralized distribution of similar products and services to similar clients. We attribute all goodwill associated with the acquisition of the TABS business and other acquisitions to a second reporting unit.

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

The market approach employs market multiples for comparable transactions in the financial services industry obtained from industry sources, taking into consideration the nature, scope and size of the acquired reporting unit. Estimates of fair value are established using historical and forward multiples of both revenue and earnings before interest, tax, depreciation and amortization (“EBITDA”) adjusted for size, growth rate and margin relative to peer companies.

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

Accounting Developments

See Note 2, “New Accounting Standards Not Yet Adopted,” in Item 8, “Financial Statements and Supplementary Data.”

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

The following is a summary of the effect that a 10 percent increase or decrease in equity prices would have on our investments subject to equity price fluctuations at October 31, 2016:

(in thousands)	Carrying Value	Carrying Value Assuming a 10% Increase	Carrying Value Assuming a 10% Decrease
Investment securities, trading:
Consolidated sponsored funds and separately managed accounts	$136,031	$149,634	$122,428
Investment securities, available-for-sale:
Sponsored funds	12,163	13,379	10,947
Total	$148,194	$163,013	$133,375

At October 31, 2016, we were exposed to interest rate risk and credit spread risk as a result of approximately $278.0 million in investments in fixed and floating-rate income funds sponsored or managed by us, debt securities held by sponsored funds we consolidate, debt securities held in separately managed accounts seeded for new product development purposes and short-term debt securities held directly by us. Management considered a hypothetical 100 basis point change in interest rates and determined that an increase of such magnitude would result in a decrease of approximately $2.8 million in the carrying amount of our debt investments and that a decrease of 100 basis points would increase the carrying amount of such investments by approximately $2.8 million.

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

At October 31, 2016, we had outstanding foreign currency forward contracts, stock index futures contracts and total return swap contracts with aggregate notional values of approximately $18.6 million, $125.4 million and $40 million, respectively. We estimate that a 10 percent adverse change in market prices would result in a decrease of approximately $8,000, $200,000 and $42,000, respectively, in the fair value of open currency, equity and swap derivative contracts held at October 31, 2016.

We are required to maintain cash collateral for margin accounts established to support certain derivative positions. Our initial margin requirements are currently equal to five percent of the initial underlying value of the stock index futures contracts. Additional margin requirements include daily posting of variation margin equal to the daily change in the position value. We do not have a collateral requirement related to foreign currency forward contracts or total return swap contracts. Cash collateral supporting margin requirements is classified as restricted cash and is included as a component of other assets on our Consolidated Balance Sheets. At October 31, 2016, cash collateral included in other assets on our Consolidated Balance Sheets totaled $8.1 million.

Direct exposure to credit risk arises from our interests in non-consolidated CLO entities that are included in investments in our Consolidated Balance Sheets, as well as our interests in consolidated CLO entities that are eliminated in consolidation. Our CLO entity investments entitle us only to a residual interest in the CLO entity, making these investments highly sensitive to the default and recovery experiences of the underlying instruments held by the CLO entity. Our CLO investments are subject to an impairment loss in the event that the cash flows generated by the collateral securities are not sufficient to allow equity holders to recover their investments. If there is deterioration in the credit quality of collateral and reference securities and a corresponding increase in defaults, CLO entity cash flows may be adversely impacted and we may be unable to recover our investment. Our total investments in non-consolidated CLO entities was $3.8 million as of October 31, 2016, representing our total value at risk with respect to such entities as of October 31, 2016. The Company did not hold any interests in consolidated CLO entities as of October 31, 2016.

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

Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements and Supplementary Data

For the Fiscal Years Ended October 31, 2016, 2015 and 2014

Contents	Page number reference

Consolidated Financial Statements of Eaton Vance Corp.:
Consolidated Statements of Income for each of the three years in the period ended October 31, 2016	61
Consolidated Statements of Comprehensive Income for each of the three years in the period ended October 31, 2016	62
Consolidated Balance Sheets as of October 31, 2016 and 2015	63
Consolidated Statements of Shareholders’ Equity for each of the three years in the period ended October 31, 2016	64
Consolidated Statements of Cash Flows for each of the three years in the period ended October 31, 2016	67
Notes to Consolidated Financial Statements	69
Report of Independent Registered Public Accounting Firm	121

All schedules have been omitted because they are not required, are not applicable or the information is otherwise shown in the consolidated financial statements or notes thereto.

Consolidated Statements of Income

	Years Ended October 31,
(in thousands, except per share data)	2016	2015	2014
Revenue:
Investment advisory and administrative fees	$1,151,198	$1,196,866	$1,231,188
Distribution and underwriter fees	74,822	80,815	85,514
Service fees	107,684	116,448	125,713
Other revenue	9,156	9,434	7,879
Total revenue	1,342,860	1,403,563	1,450,294
Expenses:
Compensation and related costs	491,115	483,827	461,438
Distribution expense	117,996	198,155	141,544
Service fee expense	98,494	106,663	116,620
Amortization of deferred sales commissions	15,451	14,972	17,590
Fund-related expenses	35,899	35,886	35,415
Other expenses	169,637	163,613	157,830
Total expenses	928,592	1,003,116	930,437
Operating income	414,268	400,447	519,857
Non-operating income (expense):
Gains (losses) and other investment income, net	12,411	(31)	1,139
Interest expense	(29,410)	(29,357)	(29,892)
Other income (expense) of consolidated collateralized loan obligation (“CLO”) entities:
Gains and other investment income, net	24,069	5,092	14,892
Interest and other expense	(13,286)	(6,767)	(14,847)
Total non-operating expense	(6,216)	(31,063)	(28,708)
Income before income taxes and equity in net income of affiliates	408,052	369,384	491,149
Income taxes	(153,630)	(143,214)	(186,710)
Equity in net income of affiliates, net of tax	10,335	12,021	16,725
Net income	264,757	238,191	321,164
Net income attributable to non-controlling and other beneficial interests	(23,450)	(7,892)	(16,848)
Net income attributable to Eaton Vance Corp. shareholders	$241,307	$230,299	$304,316
Earnings per share:
Basic	$2.20	$2.00	$2.55
Diluted	$2.12	$1.92	$2.44
Weighted average shares outstanding:
Basic	109,914	113,318	116,440
Diluted	113,982	118,155	121,595

Dividends declared per share	$1.075	$1.015	$0.910

See notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income

	Years Ended October 31,
(in thousands)	2016	2015	2014

Net income	$264,757	$238,191	$321,164

Other comprehensive income (loss):
Amortization of net gains (losses) on derivatives, net of tax	13	13	13
Unrealized holding gains (losses) on available-for-sale investments and reclassification adjustments, net of tax	(790)	(1,895)	1,124
Foreign currency translation adjustments, net of tax	(8,220)	(28,708)	(18,956)
Other comprehensive loss, net of tax	(8,997)	(30,590)	(17,819)

Total comprehensive income	255,760	207,601	303,345
Comprehensive income attributable to non-controlling and other beneficial interests	(23,450)	(7,892)	(16,848)
Total comprehensive income attributable to Eaton Vance Corp. shareholders	$232,310	$199,709	$286,497

See notes to Consolidated Financial Statements.

Consolidated Balance Sheets

	October 31,
(in thousands, except share data)	2016	2015

Assets

Cash and cash equivalents	$424,174	$465,558
Investment advisory fees and other receivables	186,172	187,753
Investments	589,773	507,020
Assets of consolidated CLO entity:
Cash and cash equivalents	-	162,704
Bank loan investments	-	304,250
Other assets	-	128
Deferred sales commissions	27,076	25,161
Deferred income taxes	73,295	42,164
Equipment and leasehold improvements, net	44,427	44,943
Intangible assets, net	46,809	55,433
Goodwill	248,091	237,961
Loan to affiliate	5,000	-
Other assets	87,759	83,396
Total assets	$1,732,576	$2,116,471

Liabilities, Temporary Equity and Permanent Equity
Liabilities:
Accrued compensation	$173,485	$178,875
Accounts payable and accrued expenses	59,927	65,249
Dividend payable	36,525	32,923
Debt	573,967	573,811
Liabilities of consolidated CLO entity:
Senior and subordinated note obligations	-	397,039
Other liabilities	-	70,814
Other liabilities	75,069	86,891
Total liabilities	918,973	1,405,602
Commitments and contingencies (Note 20)
Temporary Equity:
Redeemable non-controlling interests	109,028	88,913
Permanent Equity:
Voting Common Stock, par value $0.00390625 per share:
Authorized, 1,280,000 shares
Issued and outstanding, 442,932 and 415,078 shares, respectively	2	2
Non-Voting Common Stock, par value $0.00390625 per share:
Authorized, 190,720,000 shares
Issued and outstanding, 113,545,008 and 115,470,485 shares, respectively	444	451
Additional paid-in capital	-	-
Notes receivable from stock option exercises	(12,074)	(11,143)
Accumulated other comprehensive loss	(57,583)	(48,586)
Appropriated deficit	-	(5,338)
Retained earnings	773,000	684,845
Total Eaton Vance Corp. shareholders' equity	703,789	620,231
Non-redeemable non-controlling interests	786	1,725
Total permanent equity	704,575	621,956
Total liabilities, temporary equity and permanent equity	$1,732,576	$2,116,471

See notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders' Equity

	Permanent Equity										Temporary Equity
(in thousands)	Voting and Non-Voting Common Shares	Voting Common Stock	Non-Voting Common Stock	Additional Paid-In Capital	Notes Receivable from Stock Option Exercises	Accumulated Other Comprehensive Loss	Appropriated Retained Earnings	Retained Earnings	Non- Redeemable Non- Controlling Interests	Total Permanent Equity	Redeemable Non- Controlling Interests
Balance, November 1, 2013	121,632	$2	$474	$124,837	$(7,122)	$(177)	$10,249	$541,521	$1,755	$671,539	$74,856
Net income	-	-	-	-	-	-	(4,095)	304,316	6,228	306,449	14,715
Other comprehensive loss	-	-	-	-	-	(17,819)	-	-	-	(17,819)	-
Dividends declared ($0.910 per share)	-	-	-	-	-	-	-	(109,020)	-	(109,020)	-
Issuance of Voting Common Stock	30	-	-	162	-	-	-	-	-	162	-
Issuance of Non-Voting Common Stock:
On exercise of stock options	3,732	-	14	84,704	(3,549)	-	-	-	-	81,169	-
Under employee stock purchase plans	110	-	-	3,709	-	-	-	-	-	3,709	-
Under employee stock purchase incentive plans	99	-	-	3,353	-	-	-	-	-	3,353	-
Under restricted stock plans, net of forfeitures	1,176	-	5	-	-	-	-	-	-	5	-
Stock-based compensation	-	-	-	60,281	-	-	-	-	-	60,281	-
Tax benefit of stock option exercises	-	-	-	18,570	-	-	-	-	-	18,570	-
Repurchase of Voting Common Stock	(14)	-	-	(77)	-	-	-	-	-	(77)	-
Repurchase of Non-Voting Common Stock	(8,504)	-	(33)	(266,561)	-	-	-	(55,426)	-	(322,020)	-
Principal repayments on notes receivable from stock option exercises	-	-	-	-	1,853	-	-	-	-	1,853	-
Net subscriptions (redemptions/distributions) of non-controlling interest holders	-	-	-	-	-	-	-	-	(5,326)	(5,326)	(376)
Net consolidations (deconsolidations) of sponsored investment funds and CLO entities	-	-	-	-	-	-	(3,687)	-	-	(3,687)	(4,111)
Reclass to temporary equity	-	-	-	-	-	-	-	-	(352)	(352)	352
Purchase of non-controlling interests	-	-	-	-	-	-	-	-	-	-	(19,213)
Issuance of subsidiary equity	-	-	-	-	-	-	-	-	-	-	9,935
Other changes in non-controlling interests	-	-	-	(28,978)	-	-	-	(2,330)	-	(31,308)	31,308
Balance, October 31, 2014	118,261	$2	$460	$-	$(8,818)	$(17,996)	$2,467	$679,061	$2,305	$657,481	$107,466

See notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders' Equity (continued)

	Permanent Equity										Temporary Equity
(in thousands)	Voting and Non-Voting Common Shares	Voting Common Stock	Non-Voting Common Stock	Additional Paid-In Capital	Notes Receivable from Stock Option Exercises	Accumulated Other Comprehensive Loss	Appropriated (Deficit) Retained Earnings	Retained Earnings	Non- Redeemable Non- Controlling Interests	Total Permanent Equity	Redeemable Non- Controlling Interests
Balance, November 1, 2014	118,261	$2	$460	$-	$(8,818)	$(17,996)	$2,467	$679,061	$2,305	$657,481	$107,466
Net income	-	-	-	-	-	-	(5,825)	230,299	4,049	228,523	9,668
Other comprehensive loss	-	-	-	-	-	(30,590)	-	-	-	(30,590)	-
Dividends declared ($1.015 per share)	-	-	-	-	-	-	-	(118,719)	-	(118,719)	-
Issuance of Voting Common Stock	14	-	-	77	-	-	-	-	-	77	-
Issuance of Non-Voting Common Stock:
On exercise of stock options	3,500	-	14	87,625	(4,752)	-	-	-	-	82,887	-
Under employee stock purchase plans	101	-	-	3,324	-	-	-	-	-	3,324	-
Under employee stock purchase incentive plan	94	-	-	3,483	-	-	-	-	-	3,483	-
Under restricted stock plan, net of forfeitures	1,304	-	5	-	-	-	-	-	-	5	-
Stock-based compensation	-	-	-	69,279	-	-	-	-	-	69,279	-
Tax benefit of stock option exercises	-	-	-	9,979	-	-	-	-	-	9,979	-
Repurchase of Voting Common Stock	(14)	-	-	(77)	-	-	-	-	-	(77)	-
Repurchase of Non-Voting Common Stock	(7,374)	-	(28)	(177,548)	-	-	-	(105,796)	-	(283,372)	-
Principal repayments on notes receivable from stock option exercises	-	-	-	-	2,427	-	-	-	-	2,427	-
Net subscriptions (redemptions/distributions) of non-controlling interest holders	-	-	-	-	-	-	-	-	(4,032)	(4,032)	(3,863)
Net consolidations (deconsolidations) of sponsored investment funds and CLO entities	-	-	-	-	-	-	(1,980)	-	-	(1,980)	(2,623)
Reclass to temporary equity	-	-	-	-	-	-	-	-	(597)	(597)	597
Purchase of non-controlling interests	-	-	-	-	-	-	-	-	-	-	(18,474)
Other changes in non-controlling interests	-	-	-	3,858	-	-	-	-	-	3,858	(3,858)
Balance, October 31, 2015	115,886	$2	$451	$-	$(11,143)	$(48,586)	$(5,338)	$684,845	$1,725	$621,956	$88,913

See notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity (continued)

	Permanent Equity										Temporary Equity
(in thousands)	Voting and Non-Voting Common Shares	Voting Common Stock	Non-Voting Common Stock	Additional Paid-In Capital	Notes Receivable from Stock Option Exercises	Accumulated Other Comprehensive Loss	Appropriated Deficit	Retained Earnings	Non- Redeemable Non- Controlling Interests	Total Permanent Equity	Redeemable Non- Controlling Interests
Balance, November 1, 2015	115,886	$2	$451	$-	$(11,143)	$(48,586)	$(5,338)	$684,845	$1,725	$621,956	$88,913
Net income	-	-	-	-	-	-	9,768	241,307	4,066	255,141	9,616
Other comprehensive loss	-	-	-	-	-	(8,997)	-	-	-	(8,997)	-
Dividends declared ($1.075 per share)	-	-	-	-	-	-	-	(122,154)	-	(122,154)	-
Issuance of Voting Common Stock	56	-	-	232	-	-	-	-	-	232	-
Issuance of Non-Voting Common Stock:
On exercise of stock options	3,805	-	15	107,851	(4,188)	-	-	-	-	103,678	-
Under employee stock purchase plans	98	-	-	3,145	-	-	-	-	-	3,145	-
Under employee stock purchase incentive plan	134	-	1	3,596	-	-	-	-	-	3,597	-
Under restricted stock plan, net of forfeitures	1,366	-	5	-	-	-	-	-	-	5	-
Stock-based compensation	-	-	-	71,337	-	-	-	-	-	71,337	-
Tax benefit of stock option exercises	-	-	-	2,240	-	-	-	-	-	2,240	-
Tax benefit of non-controlling interest repurchases (See Note 16)	-	-	-	52,657	-	-	-	-	-	52,657	-
Repurchase of Voting Common Stock	(28)	-	-	(77)	-	-	-	-	-	(77)	-
Repurchase of Non-Voting Common Stock	(7,329)	-	(28)	(221,949)	-	-	-	(30,998)	-	(252,975)	-
Principal repayments on notes receivable from stock option exercises	-	-	-	-	3,257	-	-	-	-	3,257	-
Net subscriptions (redemptions/distributions) of non-controlling interest holders	-	-	-	-	-	-	-	-	(4,886)	(4,886)	1,736
Net consolidations (deconsolidations) of sponsored investment funds and CLO entities	-	-	-	-	-	-	(4,430)	-	-	(4,430)	(1,567)
Reclass to temporary equity	-	-	-	-	-	-	-	-	(119)	(119)	119
Purchase of non-controlling interests	-	-	-	-	-	-	-	-	-	-	(8,821)
Other changes in non-controlling interests	-	-	-	(19,032)	-	-	-	-	-	(19,032)	19,032
Balance, October 31, 2016	113,988	$2	$444	$-	$(12,074)	$(57,583)	$-	$773,000	$786	$704,575	$109,028

See notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

	Years Ended October 31,
(in thousands)	2016	2015	2014
Cash Flows From Operating Activities:
Net income	$264,757	$238,191	$321,164
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,798	21,749	21,398
Amortization of deferred sales commissions	15,458	14,976	17,664
Stock-based compensation	71,337	69,279	60,281
Deferred income taxes	22,089	4,784	11,382
Net (gains) losses on investments and derivatives	(534)	9,151	6,946
Impairment loss on investments	650	-	-
Equity in net income of affiliates, net of amortization	(10,552)	(12,734)	(20,274)
Dividends received from affiliates	11,460	15,908	16,079
Consolidated CLO entities’ operating activities:
Net (gains) losses on bank loans, other investments and note obligations	(6,094)	(1,625)	1,282
Amortization	(624)	3	(754)
Net increase (decrease) in other assets and liabilities, including cash and cash equivalents	80,468	(141,450)	(114,974)
Changes in operating assets and liabilities:
Investment advisory fees and other receivables	1,334	(1,151)	(16,206)
Investments in trading securities	(93,420)	639	(187,295)
Deferred sales commissions	(17,380)	(22,294)	(17,580)
Other assets	(4,051)	3,466	(8,092)
Accrued compensation	(4,845)	(2,078)	11,140
Accounts payable and accrued expenses	(5,482)	1,308	5,911
Other liabilities	(4,820)	21,745	(9,287)
Net cash provided by operating activities	340,549	219,867	98,785
Cash Flows From Investing Activities:
Additions to equipment and leasehold improvements	(10,682)	(11,480)	(7,580)
Net cash paid in acquisition	(10,130)	(9,085)	-
Cash paid for intangible assets	(25)	-	-
Issuance of loan to affiliate	(5,000)	-	-
Proceeds from sale of investments	17,375	69,946	95,788
Purchase of investments	(17,177)	(10,583)	(27,846)
Consolidated CLO entities’ investing activities:
Proceeds from sales and maturities of bank loans and other investments	166,460	147,766	378,100
Purchase of bank loans and other investments	(249,099)	(102,298)	(253,002)
Net cash (used for) provided by investing activities	(108,278)	84,266	185,460

See notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows (continued)

	Years Ended October 31,
(in thousands)	2016	2015	2014
Cash Flows From Financing Activities:
Purchase of additional non-controlling interest	(15,673)	(19,964)	(26,872)
Line of credit issuance costs	-	-	(1,111)
Proceeds from issuance of Voting Common Stock	232	77	162
Proceeds from issuance of Non-Voting Common Stock	110,425	89,699	88,236
Repurchase of Voting Common Stock	(77)	(77)	(77)
Repurchase of Non-Voting Common Stock	(252,975)	(283,372)	(322,020)
Principal repayments on notes receivable from stock option exercises	3,257	2,427	1,853
Excess tax benefit of stock option exercises	2,931	9,979	18,570
Dividends paid	(118,621)	(116,016)	(105,848)
Net subscriptions received from (redemptions/distributions paid to) non-controlling interest holders	302	(7,895)	(5,702)
Consolidated CLO entities’ financing activities:
Proceeds from line of credit	-	83,612	-
Repayment of line of credit	-	(202,357)	(247,789)
Repayment of redeemable preferred shares	-	-	(60,000)
Issuance of senior and subordinated notes and preferred shares	-	401,607	429,582
Principal repayments of senior and subordinated note obligations	-	(179,166)	(128,362)
Net cash used for financing activities	(270,199)	(221,446)	(359,378)
Effect of currency rate changes on cash and cash equivalents	(3,456)	(2,344)	(1,558)
Net increase (decrease) in cash and cash equivalents	(41,384)	80,343	(76,691)
Cash and cash equivalents, beginning of year	465,558	385,215	461,906
Cash and cash equivalents, end of year	$424,174	$465,558	$385,215
Supplemental Cash Flow Information:
Cash paid for interest	$28,413	$28,390	$29,298
Cash paid for interest by consolidated CLO entities	11,024	2,388	7,103
Cash paid for income taxes, net of refunds	128,845	120,496	172,119
Supplemental Disclosure of Non-Cash Information:
Increase in equipment and leasehold improvements due to non-cash additions	$453	$389	$154
Exercise of stock options through issuance of notes receivable	4,188	4,752	3,549
Acquisition of non-controlling interests through issuance of subsidiary equity	-	-	9,935
Non-controlling interest call option exercises recorded in other liabilities	2,510	10,105	11,594
Initial Consolidation of CLO Entity:
Increase in other assets, net of other liabilities	$-	$(54,578)	$-
Increase in investments	-	207,371	-
Increase in borrowings	-	153,745	-
Deconsolidation of CLO Entity:
Decrease in other assets, net of other liabilities	$(12,118)	$(3,566)	$(19,210)
Decrease in investments	(389,856)	(1,559)	(411,897)
Decrease in borrowings	(397,544)	(4,097)	(427,418)
Net Consolidations (Deconsolidations) of Sponsored Investment Funds:
Decrease in investments	$(2,737)	$(21,029)	$(4,122)
Increase (decrease) in other assets, net of other liabilities	(222)	18,992	-
Decrease in non-controlling interests	(1,567)	(2,623)	(4,111)

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

Principles of consolidation

The Consolidated Financial Statements include the accounts of the Company and its controlled affiliates. The Company consolidates any voting interest entity in which the Company’s voting ownership exceeds 50 percent or where the Company has control. In addition, the Company consolidates any variable interest entity (“VIE”) for which the Company is considered the primary beneficiary. The Company recognizes non-controlling and other beneficial interests in consolidated affiliates in which the Company’s ownership is less than 100 percent. All intercompany accounts and transactions have been eliminated in consolidation.

The Company may be considered the primary beneficiary of certain collateralized loan obligation (“CLO”) entities for which it acts as collateral manager. In these instances, the Company consolidates the assets, liabilities, results of operations and cash flows of such entities in the Company’s Consolidated Financial Statements. The assets of consolidated CLO entities cannot be used by the Company, and senior and subordinated interest holders of the CLO entities have no recourse to the general credit or assets of the Company.

The Company may maintain a controlling interest in an open-end registered investment company that it sponsors (a “sponsored fund”). Under the accounting guidance for investment companies, underlying investments held by consolidated sponsored funds are carried at fair value, with corresponding changes in fair value reflected in gains (losses) and other investment income, net, in the Company’s Consolidated Statements of Income. Upon consolidation, the Company retains the specialized accounting treatment of the sponsored fund.

With limited exceptions, each of the Company’s sponsored mutual funds is organized as a separately managed component (or “series”) of a series trust. The trusts qualify for the deferral of accounting guidance that requires separate evaluation for investment company VIEs and other VIEs (see “Consolidation of VIEs” below). All assets of a series irrevocably belong to that series and are subject to the liabilities of that series; under no circumstances are the liabilities of one series payable by another series. Series trusts themselves have no equity investment at risk, but decisions regarding the trustees of the trust and certain key activities of each sponsored fund within the trust, such as appointment of each sponsored fund’s investment adviser, typically reside at the trust level. As a result, shareholders of a sponsored fund that is organized as a series of a series trust lack the ability to control the key decision-making processes that most directly affect the performance of the sponsored fund. Accordingly, the Company believes that each trust is a VIE and each sponsored fund is a silo of a VIE that also meets the definition of a VIE. Having concluded that each silo is a VIE, the primary beneficiary evaluation is focused on an analysis of economic interest. The Company may hold the majority of the shares of a sponsored fund corresponding to a majority economic interest during the seed investment stage when the sponsored fund’s investment track record is being established or when the fund is in the early stages of soliciting outside investors. The Company consolidates the fund as primary beneficiary during this period. Fee revenue earned on sponsored funds is eliminated in consolidation.

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

The Company’s evaluation of whether it qualifies as the primary beneficiary of a VIE is highly complex. With the exception of entities described in the next paragraph, the Company is the primary beneficiary of a VIE if it has a controlling financial interest in the VIE. A company is deemed to have a controlling financial interest in a VIE if it has both (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (ii) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.

For investments in VIEs that qualify for the deferral of accounting guidance that requires separate evaluation for investment company VIEs and other VIEs (the “Investment Company deferral”), the Company must make significant estimates and assumptions regarding future cash flows of each VIE to determine whether it has the majority of the risks and rewards of ownership and thus is the primary beneficiary of these VIEs.

For CLO entities, the Company has concluded that it does not qualify for the Investment Company deferral and therefore the Company must evaluate estimates and assumptions relating primarily to market interest rates, credit default rates, pre-payment rates, discount rates, the marketability of certain securities and the probability of certain outcomes. There is also judgment involved in assessing whether the Company has the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses of or the right to receive benefits from the VIE that could potentially be significant to the entity.

While the Company believes its overall evaluation of VIEs is appropriate, future changes in estimates, judgments and assumptions, changes in the ownership interests of the Company in a VIE, and/or future accounting pronouncements may affect the resulting consolidation, or de-consolidation, of the assets, liabilities, results of operations and cash flows of a VIE.

Segment information

Management has determined that the Company operates in one segment, namely as an investment adviser managing funds and separate accounts. The Company’s determination that it operates in one business segment is based on the fact that the Company’s Chief Executive Officer reviews the Company’s financial performance at an aggregate level. All of the products and services provided by the Company relate to investment management and are subject to similar regulatory frameworks. Investment management teams at the Company are generally not aligned with specific product lines or distribution channels; in many instances, the investment professionals who manage the Company’s sponsored funds are the same investment professionals who manage the Company’s separately managed accounts.

Cash and cash equivalents

Cash and cash equivalents consist principally of cash and short-term, highly liquid investments in money market funds, commercial paper, certificates of deposit and holdings of Treasury and government agency securities, which are readily convertible to cash. Cash equivalents have maturities of less than three months on the date of acquisition and are stated at fair value or cost, which approximates fair value due to the short-term maturities of the underlying investments.

Restricted cash

Restricted cash consists principally of cash collateral required for margin accounts established to support derivative positions, and is included as a component of other assets on the Company’s Consolidated Balance Sheets. Such derivatives are used to hedge certain investments in consolidated sponsored funds and separately managed accounts seeded for product development purposes (“consolidated seed investments”). Because the accounts are used to support trading activities, changes in restricted cash balances are reflected as operating cash flows in the Company’s Consolidated Statements of Cash Flows.

Investments

Investment securities, trading

Marketable securities classified as trading securities consist of investments in debt and equity securities held in the portfolios of consolidated seed investments, bank obligations, certificates of deposit, commercial paper and corporate debt securities with remaining maturities (upon purchase by the Company) ranging from three months to 12 months.

Investment securities held in the portfolios of consolidated seed investments and/or held directly by the Company are carried at fair value based on quoted market prices. Net realized and unrealized gains or losses are reflected as a component of gains (losses) and other investment income. The specific identified cost method is used to determine the realized gains or losses on all trading securities sold.

Investment securities, available-for-sale

Marketable securities classified as available-for-sale consist primarily of investments in shares of sponsored funds and are carried at fair value based on quoted market prices. Unrealized holding gains or losses (to the extent such losses are considered temporary) are reported net of deferred tax as a separate component of accumulated other comprehensive income (loss) until realized. Realized gains or losses are reflected as a component of gains (losses) and other investment income. The specific identified cost method is used to determine the realized gains or losses on the sale of shares of sponsored funds.

The Company evaluates the carrying value of marketable securities classified as available-for-sale for impairment on a quarterly basis. In its impairment analysis, the Company takes into consideration numerous criteria, including the duration and extent of any decline in fair value and the Company’s intent with respect to a given security. If the decline in value is determined to be other-than-temporary, the carrying value of the security is written down to fair value through earnings.

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

Investments in equity method investees

Investments in non-controlled affiliates in which the Company’s ownership ranges from 20 to 50 percent, or in instances in which the Company is able to exercise significant influence but not control, are accounted for under the equity method of accounting. Under the equity method of accounting, the Company’s share of the investee’s underlying net income or loss is recorded as equity in net income of affiliates, net of tax. Distributions received from investees reduce the Company’s investment balance. Investments in equity method investees are evaluated for impairment as events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If the carrying amounts of the assets exceed their respective fair values, additional impairment tests are performed to measure the amounts of the impairment losses, if any.

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

Derivative financial instruments

The Company may utilize derivative financial instruments to hedge market, commodity and currency risks associated with its investments in separate accounts and certain consolidated sponsored funds seeded for new product development purposes, exposures to fluctuations in foreign currency exchange rates associated with investments denominated in foreign currencies and interest rate risk inherent in debt offerings. These derivative financial instruments may or may not qualify as hedges for accounting purposes. In addition, certain consolidated seed investments may enter into derivative financial instruments within their portfolios to achieve stated investment objectives. The Company does not use derivative financial instruments for speculative purposes.

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

Deferred sales commissions

Sales commissions paid to broker-dealers in connection with the sale of certain classes of shares of sponsored open-end and private funds are generally deferred and amortized over the period during which redemptions by the purchasing shareholder are subject to a contingent deferred sales charge, which does not exceed six years from purchase. Distribution plan payments received from these funds are recorded in revenue as earned. Contingent deferred sales charges and early withdrawal charges received from redeeming shareholders of these sponsored funds are generally applied to reduce the Company’s unamortized deferred sales commission assets. Should the Company lose its ability to recover such sales commissions through distribution plan payments and contingent deferred sales charges, the value of its deferred sales commission asset would immediately decline, as would related future cash flows.

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

The Company’s effective tax rate reflects the statutory tax rates of the many jurisdictions in which it operates. Significant judgment is required in evaluating its tax positions. In the ordinary course of business, many transactions occur for which the ultimate tax outcome is uncertain. Accounting standards governing the accounting for uncertainty in income taxes for a tax position taken or expected to be taken in a tax return require that the tax effects of a position be recognized only if it is more likely than not to be sustained based solely on its technical merits as of the reporting date. The more-likely-than-not threshold must be met in each reporting period to support continued recognition of the benefit. The difference between the tax benefit recognized in the financial statements for a tax position and the tax benefit claimed in the income tax return is referred to as an unrecognized tax benefit. Unrecognized tax benefits, as well as the related interest and penalties, are adjusted regularly to reflect changing facts and circumstances. The Company classifies any interest or penalties incurred as a component of income tax expense.

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

Goodwill

Goodwill represents the excess of the cost of the Company’s investment in the net assets of acquired companies over the fair value of the underlying identifiable net assets at the dates of acquisition. The Company attributes all goodwill associated with its acquisitions of Atlanta Capital Management Company, LLC (“Atlanta Capital”), Parametric Portfolio Associates LLC (“Parametric”) and The Clifton Group Investment Management Company (“Clifton”), which share similar economic characteristics, to one reporting unit. The Company attributes all goodwill associated with its acquisition of the Tax Advantaged

Bond Strategies (“TABS”) business of M.D. Sass Investor Services and other acquisitions to a second reporting unit.

Goodwill is not amortized but is tested annually for impairment in the fourth quarter of each fiscal year by comparing the fair values of identified reporting units to their respective carrying amounts, including goodwill. The Company establishes fair value for the purpose of impairment testing for each reporting unit by using an income approach and a market approach.

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

The market approach employs market multiples based on comparable publicly traded companies in the financial services industry, calculated with data from industry sources. Estimates of fair value are established using current and forward multiples of both revenue and earnings before interest, taxes, depreciation and amortization (“EBITDA”), adjusted for size and performance of the reporting unit relative to peer companies.

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

Debt issuance costs

Deferred debt issuance costs are amortized using the effective interest method over the related debt term and are included in other assets. The amortization of deferred debt issuance costs is included in interest expense.

Appropriated retained earnings (deficit)

The Company records appropriated retained earnings (deficit) equal to the difference between the fair value of consolidated CLO entity assets and the fair value of consolidated CLO entity liabilities that can be attributed to external investors. The amount is recorded as appropriated retained earnings (deficit) since the other holders of the CLO entity’s beneficial interests, not the Company, will receive the benefits or absorb the losses associated with their proportionate share of the CLO entity’s assets and liabilities. For all periods presented, the net changes in the fair value of consolidated CLO entity assets and liabilities that can be attributed to the CLO entity’s other beneficial interest holders have been recorded as net income attributable to non-controlling and other beneficial interests and as an adjustment to appropriated retained earnings (deficit).

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

Performance fees are generated on certain fund and separate account management contracts when specific performance hurdles are met. Such fees are recorded in investment advisory and administrative fees as of the performance measurement date, when the outcome can be reasonably assured and measured reliably.

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

Distribution, underwriter and service fees

Distribution and service fees for all share classes subject to these fees are calculated as a percentage of average daily net assets and recorded in revenue as earned, gross of any third-party distribution and service fee payments made. Distribution and service fees are earned daily and paid monthly. The expenses associated with third-party distribution and service fee arrangements are recorded in distribution and service fee expense, respectively, as the services are provided by the third party. These expenses are also paid monthly.

Underwriter commissions are earned on sales of shares of sponsored mutual funds on which investors pay a sales charge at the time of purchase. Sales charges and underwriter commissions are waived or reduced on shareholder purchases that exceed specified minimum amounts and on purchases by certain categories of investors.

Advertising and promotion

The Company expenses all advertising and promotional costs as incurred. Advertising costs incurred were not material to the Company’s Consolidated Financial Statements in the fiscal years ended October 31, 2016, 2015 or 2014.

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

Earnings per share

Earnings per basic and diluted share are calculated under the two-class method. Pursuant to the two-class method, the Company’s unvested restricted stock awards with non-forfeitable rights to dividends, which relate exclusively to restricted stock awards granted on or before November 1, 2012, are considered participating securities and net income attributable to Eaton Vance Corp. shareholders is adjusted for the allocation of earnings to these participating securities. Earnings per diluted share is then computed on the basis of the weighted-average number of common shares outstanding during the period plus the dilutive effect of any potential common shares outstanding during the period using the more dilutive of the treasury method or two-class method.

Stock-based compensation

The Company accounts for stock-based compensation expense at fair value. Under the fair value method, stock-based compensation expense, which reflects the fair value of stock-based awards measured at grant date, is recognized on a straight-line basis over the relevant service period (generally five years) and is adjusted each period for anticipated forfeitures.

The fair value of each option award granted is estimated using the Black-Scholes option valuation model. The Black-Scholes option valuation model incorporates assumptions as to dividend yield, expected volatility, an appropriate risk-free interest rate and the expected life of the option.

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

Comprehensive income

The Company reports all changes in comprehensive income in its Consolidated Statements of Comprehensive Income. Comprehensive income includes net income, the change in unrealized gains on certain derivatives, the amortization of net gains and losses on certain derivatives, unrealized holding gains and losses on investment securities classified as available-for-sale and foreign currency translation adjustments, in each case net of tax. When the Company has established an indefinite reinvestment assertion for a foreign subsidiary, deferred income taxes are not provided on the related foreign currency translation.

Non-controlling interests

Non-redeemable non-controlling interests consist entirely of unvested interests granted to employees of the Company’s majority-owned subsidiaries under subsidiary-specific long-term equity plans. These grants become subject to holder put rights upon vesting and are reclassified to temporary equity as vesting occurs.

Non-controlling interests redeemable at fair value consist of interests in the Company’s consolidated sponsored funds and certain vested interests held by employees of our majority-owned subsidiaries that were granted under the subsidiaries’ long-term equity plans. The Company’s non-controlling interests redeemable at fair value are recorded in temporary equity at estimated redemption value and changes in the estimated redemption value of these interests are recognized as increases or decreases to additional paid-in capital.

Non-controlling interests redeemable at other than fair value consist of certain other interests in the Company’s majority-owned subsidiaries. These interests are subject to holder put rights and Company call rights at established multiples of earnings before interest and taxes and, as such, are considered redeemable at other than fair value. The put and call rights are not legally detachable or separately exercisable and are deemed to be embedded in the related non-controlling interests. Non-controlling interests redeemable at other than fair value are recorded on the Company’s Consolidated Balance Sheets in temporary equity at estimated redemption value, and changes in estimated redemption value of these interests are recorded in the Company’s Consolidated Statements of Income as increases or decreases to net income attributable to non-controlling and other beneficial interests.

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

Consolidation

In February 2015, the Financial Accounting Standards Board (“FASB”) issued an amendment to existing consolidation guidance. The amendment modifies the consolidation framework for certain investment entities and all limited partnerships and eliminates the deferral of accounting guidance that requires separate evaluation for investment company VIEs and other VIEs. The new guidance is effective for annual periods, and interim periods within those annual periods, for the Company’s fiscal year that begins on November 1, 2016 and allows for either a full retrospective or a modified retrospective adoption approach. The Company intends to adopt the guidance on a modified retrospective basis and further anticipates that certain of its sponsored investment vehicles will be subject to consolidation at an ownership percentage that is lower than the currently employed threshold of 50 percent.

Financial Instruments

In January 2016, FASB issued an amendment to its financial instruments guidance. The amendment requires substantially all equity investments in non-consolidated entities to be measured at fair value with changes in fair value recognized in net income, except for those investments accounted for using the equity method of accounting. There will no longer be an available-for-sale classification for equity securities with readily determinable fair values. The new guidance is effective for the Company’s fiscal year that begins on November 1, 2018 and requires a modified retrospective approach to adoption. The Company is currently evaluating the potential impact on its Consolidated Financial Statements and related disclosures. As indicated, changes in the fair value of the Company’s investment securities classified as available-for-sale will no longer be reported through other comprehensive income, but rather through earnings.

In June 2016, the FASB issued new guidance for the accounting for credit losses, which changes the impairment model for most financial assets. The new guidance requires the use of an “expected loss” model for instruments measured at amortized cost and an allowance for credit loss model for available-for-sale debt securities. The new guidance is effective for the Company’s fiscal year that begins on

November 1, 2020 and requires a modified retrospective approach to adoption. Early adoption is permitted for the fiscal year beginning November 1, 2019. The Company is currently evaluating the potential impact on its Consolidated Financial Statements and related disclosures.

Debt issuance costs

In April 2015, the FASB issued new guidance requiring debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the presentation of debt discounts and premiums. The new guidance is effective for the Company’s fiscal year that begins on November 1, 2016 and requires retrospective application for each prior period presented. At October 31, 2016, the Company had $2.9 million of debt issuance costs in other assets on its Consolidated Balance Sheet that meet the criteria of this amendment.

Leases

In February 2016, the FASB issued new guidance for the accounting for leases, which requires a lessee to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases with a lease term of more than twelve months. Leases will continue to be classified as either financing or operating, with classification affecting the recognition, measurement and presentation of expenses and cash flows arising from a lease. The new guidance is effective for the Company’s fiscal year that begins on November 1, 2019 and requires a modified retrospective approach to adoption. Early adoption is permitted. The Company is currently evaluating the potential impact on its Consolidated Financial Statements and related disclosures.

Stock-based compensation

In March 2016, the FASB issued new guidance for the accounting for stock-based compensation. The new guidance requires all income tax effects of stock-based compensation to be recognized as income tax expense when the awards vest or settle, provides an election to account for forfeitures as they occur and clarifies the classification of these transactions in the statement of cash flows. The new guidance is effective for the Company’s fiscal year that begins on November 1, 2017 with early adoption permitted. The Company is currently evaluating the potential impact on its Consolidated Financial Statements and related disclosures.

Revenue recognition

In May 2014, the FASB issued new guidance for revenue recognition. The new guidance seeks to improve comparability by removing inconsistencies in revenue recognition practices. The core principle of the guidance requires companies to recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the expected consideration to be received for the goods or services. This guidance was further updated in March 2016 to clarify how companies should evaluate the principal versus agent aspects of the previously issued revenue guidance. The new guidance is effective for the Company’s fiscal year that begins on November 1, 2018 and requires a modified retrospective approach to adoption. The Company is currently evaluating the potential impact on its Consolidated Financial Statements and related disclosures.

Statement of Cash Flows

In August 2016, the FASB issued new guidance that addresses eight specific cash flow issues to reduce diversity in practice in how certain cash receipts and cash payments are presented on the Statements of Cash Flows. The new guidance is effective for the Company’s fiscal year that begins November 1, 2018 and requires a retrospective transition method. The Company is evaluating the impact on its Consolidated Financial Statements and related disclosures.

3.	Consolidated Sponsored Funds

Underlying investments held by consolidated sponsored funds were included in investments on the Company’s Consolidated Balance Sheets and classified as trading securities at October 31, 2016 and 2015. Net investment income or (loss) related to consolidated sponsored funds was included in gains (losses) and other investment income, net, on the Company’s Consolidated Statements of Income for all periods presented. The impact of consolidated sponsored funds’ net income or (loss) on net income attributable to Eaton Vance Corp. shareholders was reduced by amounts attributable to non-controlling interest holders, which are recorded in net income attributable to non-controlling and other beneficial interests on the Company’s Consolidated Statements of Income for all periods presented. The Company’s risk with respect to each investment in a consolidated sponsored fund is limited to its equity ownership and any uncollected management and performance fees.

The following table sets forth the balances related to consolidated sponsored funds at October 31, 2016 and 2015, as well as the Company’s net interest in these funds:

(in thousands)	2016	2015
Investments	$248,036	$196,395
Other assets	10,984	6,011
Other liabilities	(23,947)	(25,729)
Redeemable non-controlling interests	(24,474)	(11,939)
Net interest in consolidated sponsored funds(1)	$210,599	$164,738

(1)	Excludes the Company's investment in its consolidated CLO entity, which is discussed in Note 8.

4.	Investments

The following is a summary of investments at October 31, 2016 and 2015:

(in thousands)	2016	2015
Investment securities, trading:
Short-term debt securities	$85,822	$77,395
Consolidated sponsored funds	248,036	196,395
Separately managed accounts	79,683	56,859
Total investment securities, trading	413,541	330,649
Investment securities, available-for-sale	13,312	25,720
Investments in non-consolidated CLO entities	3,837	4,363
Investments in equity method investees	139,929	144,137
Investments, other	19,154	2,151
Total investments(1)	$589,773	$507,020

(1)	Excludes the Company's investment in its consolidated CLO entity, which is discussed in Note 8.

Investment securities, trading

The following is a summary of the fair value of investments classified as trading at October 31, 2016 and 2015:

(in thousands)	2016	2015
Short-term debt securities	$85,822	$77,395
Other debt securities	191,688	136,959
Equity securities	136,031	116,295
Total investment securities, trading	$413,541	$330,649

The Company recognized gains (losses) related to trading securities still held at the reporting date of $11.3 million, $(14.7) million and $(6.9) million for the years ended October 31, 2016, 2015 and 2014, respectively, within gains (losses) and other investment income, net, in the Company’s Consolidated Statements of Income.

Investment securities, available-for-sale

The following is a summary of the gross unrealized gains (losses) included in accumulated other comprehensive loss related to securities classified as available-for-sale at October 31, 2016 and 2015:

October 31, 2016		Gross Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
Investment securities, available-for-sale	$8,528	$4,798	$(14)	$13,312

October 31, 2015		Gross Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
Investment securities, available-for-sale	$19,586	$6,450	$(316)	$25,720

Net unrealized holding gains (losses) on investment securities classified as available-for-sale included in other comprehensive income (loss) on the Company’s Consolidated Statements of Comprehensive Income were $0.7 million, $(8,000) and $1.9 million for the years ended October 31, 2016, 2015 and 2014, respectively.

The Company recognized $0.3 million of other-than-temporary impairment losses related to investment securities classified as available-for-sale, which amount is included in gains (losses) and other investment income, net, on the Company’s Consolidated Statement of Income for the year ended October 31, 2016. The Company did not recognize any impairment losses on investment securities classified as available-for-sale for the years ended October 31, 2015 or 2014.

The aggregate fair value of investments with unrealized losses at October 31, 2016 was $0.3 million; unrealized losses related to these investments totaled $14,000. No investment with a gross unrealized loss has been in a loss position for greater than one year.

The following is a summary of the Company’s realized gains and losses recognized upon disposition of investments classified as available-for-sale for the years ended October 31, 2016, 2015 and 2014:

(in thousands)	2016	2015	2014
Gains	$2,191	$7,828	$823
Losses	(37)	(3,885)	(904)
Net realized gains (losses)	$2,154	$3,943	$(81)

Investments in non-consolidated CLO entities

The Company provides investment management services for, and has made investments in, a number of CLO entities that it does not consolidate on its Consolidated Financial Statements. The Company’s ownership interests in non-consolidated CLO entities are carried at amortized cost unless impaired. The Company earns investment management fees, including subordinated management fees, for managing the collateral of these CLO entities. At October 31, 2016 and 2015, combined assets under management in the pools of non-consolidated CLO entities were $2.0 billion and $2.1 billion, respectively. The Company’s maximum exposure to loss as a result of its investments in the equity of non-consolidated CLO entities is the carrying value of such investments, which was $3.8 million and $4.4 million at October 31, 2016 and 2015, respectively. Investors in these CLO entities have no recourse against the Company for any losses sustained in the CLO structures.

The Company recognized a $0.3 million impairment loss related to the Company’s investment in one of its non-consolidated CLO entities in fiscal 2016. The Company did not recognize any impairment losses on investments in non-consolidated CLO entities for the years ended October 31, 2015 or 2014.

Investments in equity method investees

The Company has a 49 percent interest in Hexavest Inc. (“Hexavest”), a Montreal, Canada-based investment adviser. The carrying value of this investment was $137.3 million and $142.1 million at October 31, 2016 and 2015, respectively. At October 31, 2016, the Company’s investment in Hexavest consisted of $5.3 million of equity in the net assets of Hexavest, definite-lived intangible assets of $24.5 million and goodwill of $114.1 million, net of a deferred tax liability of $6.6 million. At October 31, 2015, the Company’s investment in Hexavest consisted of $5.5 million of equity in the net assets of Hexavest, definite-lived intangible assets of $27.0 million and goodwill of $116.9 million, net of a deferred tax liability of $7.3 million. The investment is denominated in Canadian dollars and is subject to foreign currency translation adjustments, which are recorded in accumulated other comprehensive income (loss).

The Company has an option, exercisable in fiscal 2017, to purchase an additional 26 percent interest in Hexavest. As part of the purchase price allocation, a value of $8.3 million was assigned to this option. The option is included in other assets in the Company’s Consolidated Balance Sheets at October 31, 2016 and 2015.

The Company also has a seven percent equity interest in a private equity partnership managed by a third party that invests in companies in the financial services industry. The Company’s investment in the partnership was $2.6 million and $2.0 million at October 31, 2016 and 2015, respectively.

Summarized financial information on a stand-alone basis for the Company’s equity method investees at October 31, 2016 and 2015 and for the years ended October 31, 2016, 2015 and 2014 is as follows:

(in thousands)	2016	2015
Assets	$78,214	$62,180
Liabilities	16,224	11,979
Outside equity interests	54,087	42,670

(in thousands)	2016	2015	2014
Revenue	$50,506	$52,899	$58,281
Net income	36,575	51,013	67,966

The Company did not recognize any impairment losses related to its investments in equity method investees during the years ended October 31, 2016, 2015 or 2014.

During the years ended October 31, 2016, 2015 and 2014, the Company received dividends of $11.5 million, $15.9 million and $16.1 million, respectively, from its investments in equity method investees.

Investments, other

Investments, other, consist of certain investments carried at cost totaling $19.2 million and $2.2 million as of October 31, 2016 and 2015.

During the fiscal year ended October 31, 2016, the Company participated as lead investor in an equity financing in SigFig, an independent San Francisco-based wealth management technology firm. The Company’s investment in SigFig was $17.0 million at October 31, 2016.

Management believes that the carrying value of the Company’s other investments, including its investment in SigFig, approximates fair value.

5.	Derivative Financial Instruments

Derivative financial instruments designated as cash flow hedges

In fiscal 2013, the Company entered into a forward-starting interest rate swap in connection with the offering of its 3.625 percent unsecured senior notes due June 15, 2023 (“2023 Senior Notes”) and recorded the unamortized gain on the swap in other comprehensive income (loss). The Company reclassified $0.2 million of the deferred gain into interest expense in each of the fiscal years ended October 31, 2016, 2015 and 2014 and will reclassify the remaining $1.3 million of unamortized gain at October 31, 2016 to earnings as a component of interest expense over the remaining term of the debt. During the next twelve months, the Company expects to reclassify approximately $0.2 million of the gain into interest expense.

In fiscal 2007, the Company entered into a Treasury lock transaction in connection with the offering of its 6.5 percent unsecured senior notes due October 2, 2017 (“2017 Senior Notes”) and recorded the unamortized loss on the lock in other comprehensive income (loss). The Company reclassified $0.2 million of the deferred loss into interest expense in each of the fiscal years ended October 31, 2016, 2015 and 2014 and will reclassify the remaining $0.2 million of unamortized loss at October 31, 2016 to earnings as a component of interest expense over the next twelve months, which represents the remaining term of the debt.

Other derivative financial instruments not designated for hedge accounting

The Company utilizes stock index futures contracts, total return swap contracts, foreign exchange contracts, commodity futures contracts, interest rate futures contracts and interest rate swap contracts to hedge the market, commodity and currency risks associated with its investments in certain consolidated sponsored funds and separately managed accounts seeded for new product development purposes (“consolidated seed investments”).

Excluding consolidated seed investments, the Company was a party to the following derivative financial instruments at October 31, 2016 and 2015:

	2016		2015
	Number of contracts	Notional value (in millions)	Number of contracts	Notional value (in millions)
Stock index futures contracts	1,721	$125.4	1,366	$97.2
Total return swap contracts	1	$40.0	2	$49.5
Foreign exchange contracts	32	$18.7	28	$27.2
Commodity futures contracts	-	$-	56	$3.1

The Company has not designated any of these derivative contracts as hedging instruments for accounting purposes. The derivative contracts outstanding and the notional values they represent at October 31, 2016 and 2015 are representative of derivative balances throughout each respective year. The weighted-average remaining contract term for derivative contracts outstanding at October 31, 2016 was 2.2 months.

The Company has not elected to offset fair value amounts related to derivative instruments executed with the same counterparty under master netting arrangements; as a result, the Company records all derivative financial instruments as either other assets or other liabilities, gross, on its Consolidated Balance Sheets and measures them at fair value (see Note 1). The following tables present the fair value of derivative financial instruments, excluding consolidated seed investments, not designated for hedge accounting, and how they are reflected in the Company’s Consolidated Financial Statements as of October 31, 2016 and 2015:

	2016		2015
(in thousands)	Other assets	Other liabilities	Other assets	Other liabilities
Stock index futures contracts	$1,722	$130	$53	$4,712
Foreign exchange contracts	350	267	133	540
Total return swap contracts	-	418	-	128
Commodity futures contracts	-	-	112	43
Total	$2,072	$815	$298	$5,423

Changes in the fair value of derivative contracts are recognized in gains (losses) and other investment income, net (see Note 15). The Company recognized the following net gains (losses) on derivative financial instruments for the years ended October 31, 2016, 2015 and 2014:

(in thousands)	2016	2015	2014
Stock index futures contracts	$(2,931)	$640	$(12,902)
Total return swap contracts	(2,935)	157	-
Foreign exchange contracts	(590)	1,948	15
Commodity futures contracts	-	3,396	720
Interest rate futures contracts	-	(181)	(75)
Interest rate swap contracts	-	(21)	-
Net gains (losses) on total derivative financial instruments	$(6,456)	$5,939	$(12,242)

In addition to the derivative contracts described above, certain consolidated sponsored funds and separately managed accounts may utilize derivative financial instruments within their portfolios in pursuit of their stated investment objectives. See Note 3 for discussion of consolidated sponsored funds.

6.	VIEs

In the normal course of business, the Company maintains investments in sponsored products that are considered VIEs. These variable interests generally represent seed investments made by the Company, as collateral manager or investment adviser, to launch or market these vehicles. The Company receives management fees for the services it provides as collateral manager or investment adviser to these entities. These fees may also be considered variable interests.

Investments in VIEs that are consolidated

Consolidated sponsored funds

The Company invests in investment companies that meet the definition of a VIE. Disclosure regarding such consolidated sponsored funds is included in Note 3.

Consolidated CLO entities

As of October 31, 2016, the Company was not deemed to be the primary beneficiary of any non-recourse CLO entities.

The assets of previously consolidated CLO entities were held solely as collateral to satisfy the obligations of the entity. The Company had no right to the benefits from, nor did the Company bear the risks associated with, the assets held by consolidated CLO entities beyond the Company’s beneficial interest therein and management fees generated from the entity. The note holders and other creditors of consolidated CLO entities had no recourse to the Company’s general assets. The Company was not a party to any explicit arrangements nor did it hold any implicit variable interests that would require it to provide any ongoing financial support to these entities.

Interest income and expense were recorded on an accrual basis and reported as gains (losses) and other investment income, net, and as interest expense in interest and other expense, respectively, of the consolidated CLO entities in the Company’s Consolidated Statements of Income for the fiscal years ended October 31, 2016, 2015 and 2014. Substantially all ongoing gains (losses) related to the consolidated CLO entities’ bank loans, other investments and note obligations and redeemable preferred shares recorded in earnings for the periods presented are attributable to changes in instrument-specific credit considerations.

Eaton Vance CLO 2015-1

Eaton Vance CLO 2015-1 began as a warehouse-stage CLO in February 2015. The pricing of Eaton Vance CLO 2015-1 occurred on October 6, 2015, at which time the Company assumed the power to direct the activities that most significantly affect the financial performance of the entity. At pricing, the Company entered into a trade commitment to acquire approximately 16.1 percent of the subordinated interests to be issued at closing on October 29, 2015, representing a controlling financial interest in the entity. As a result, the Company began consolidating Eaton Vance CLO 2015-1 from October 6, 2015. On September 21, 2016, the Company sold its 16.1 percent subordinated interest in Eaton Vance CLO 2015-1 to an unrelated third party, recognizing a gain on disposal of $0.1 million. Although the Company continues to serve as collateral manager of the entity and therefore has the power to direct the activities that most significantly impact the economic performance of the entity, the Company concluded that it was no longer the primary beneficiary of the entity upon disposition of its 16.1 percent residual interest. As a result, the Company deconsolidated Eaton Vance CLO 2015-1 effective September 21, 2016.

The Company irrevocably elected the fair value option for measurement of substantially all financial assets of Eaton Vance CLO 2015-1 at pricing. The Company irrevocably elected the fair value option for the senior and subordinated note obligations of Eaton Vance CLO 2015-1 upon their issuance to mitigate any accounting mismatches between the carrying value of the note obligations and the carrying value of the assets held to provide the cash flows for those note obligations. Unrealized gains and losses on assets and liabilities for which the fair value option was elected are reported in gains and other investment income, net, of consolidated CLO entities in the Consolidated Statements of Income.

The following table presents, as of October 31, 2015, the fair value of Eaton Vance CLO 2015-1’s assets and liabilities that were subject to fair value accounting:

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

Changes in the fair values of Eaton Vance CLO 2015-1’s bank loans and other investments resulted in net gains (losses) of $2.4 million and $(28,550) for the fiscal years ended October 31, 2016 and 2015, respectively, while changes in the fair value of Eaton Vance CLO 2015-1’s note obligations resulted in net gains (losses) of $3.7 million for the fiscal year ended October 31, 2016. The combined net gains (losses) of $6.1 million and $(28,550), respectively, for the fiscal years ended October 31, 2016 and 2015 were recorded in gains and other investment income, net, of consolidated CLO entities in the Company’s Consolidated Statements of Income for these periods.

For the fiscal years ended October 31, 2016 and 2015, the Company recorded net gains (losses) of $10.6 million (including a gain on disposal of its subordinated interest of $0.1 million during the fiscal year ended October 31, 2016) and $(4.2) million, respectively, related to Eaton Vance CLO 2015-1. The Company recorded net gains (losses) attributable to other beneficial interests of $9.8 million and $(4.4) million for the fiscal years ended October 31, 2016 and 2015, respectively. Net income attributable to Eaton Vance Corp. shareholders was $0.8 million and $0.2 million for the fiscal years ended October 31, 2016 and 2015, respectively.

The carrying amounts of assets and liabilities related to Eaton Vance CLO 2015-1 are separately identified on the Company’s Consolidated Balance Sheet at October 31, 2015. The Company’s subordinated interest in Eaton Vance CLO 2015-1 of $4.6 million at October 31, 2015 was eliminated in consolidation.

Eaton Vance CLO IX

The Company irrevocably elected the fair value option for all financial assets and liabilities of Eaton Vance CLO IX upon its initial consolidation on November 1, 2010. Unrealized gains and losses on assets and liabilities carried at fair value were reported in gains and other investment income, net, of consolidated CLO entities in the Company’s Consolidated Statements of Income. On November 13, 2014, the Company sold its 8 percent residual interest in Eaton Vance CLO IX to an unrelated third party and recognized a loss on disposal of $0.3 million. During the third quarter of fiscal 2015, a majority of the holders of the subordinated notes elected to liquidate Eaton Vance CLO IX, with redemption occurring nearly in full on the scheduled July 20, 2015 payment date. The Company will remain the collateral manager of Eaton Vance CLO IX through resolution of the disposal of all remaining collateral assets. The Company made the decision to deconsolidate Eaton Vance CLO IX in the fourth quarter of fiscal 2015, as the remaining net assets of Eaton Vance CLO IX of $4.9 million were not material to the Company’s financial position.

Changes in the fair values of Eaton Vance CLO IX’s bank loans and other investments resulted in net losses of $3.2 million and $2.4 million for the fiscal years ended October 31, 2015 and 2014, respectively, while changes in the fair value of Eaton Vance CLO IX’s note obligations resulted in net gains (losses) of $5.1 million and $(1.2) million, respectively, for the fiscal years ended October 31, 2015 and 2014. The combined net gains (losses) of $1.9 million and $(3.6) million, respectively, for the fiscal years ended October 31, 2015 and 2014 were recorded in gains and other investment income, net, of consolidated CLO entities on the Company’s Consolidated Statements of Income for these periods.

During the fiscal years ended October 31, 2015 and 2014, $144.2 million and $128.4 million, respectively, of prepayments were used to pay down the entity’s note obligations. The entity’s senior notes were paid down in full as a result of a majority of the holders of the subordinated notes electing to liquidate Eaton Vance CLO IX during the third quarter of fiscal 2015.

For the fiscal years ended October 31, 2015 and 2014, the Company recorded net gains (losses) of $2.0 million (including the loss on disposal of its subordinated interest of $(0.3) million) and $(2.2) million, respectively, related to Eaton Vance CLO IX. The Company recorded net losses attributable to other beneficial interests of $1.4 million and $5.1 million for the fiscal years ended October 31, 2015 and 2014, respectively. Net income attributable to Eaton Vance Corp. shareholders was $3.4 million and $2.9 million for the fiscal years ended October 31, 2015 and 2014, respectively.

Eaton Vance CLO 2013-1

The Company irrevocably elected the fair value option for measurement of substantially all financial assets of Eaton Vance CLO 2013-1 upon its initial consolidation on October 11, 2013, when the senior note obligations and redeemable preferred shares of the CLO were priced. At pricing, the Company entered into a trade commitment to acquire 20 percent of the redeemable preferred shares of the entity to be issued at closing on November 13, 2013, representing a variable, although not beneficial, interest in the entity. The Company irrevocably elected the fair value option for the senior note obligations and redeemable preferred shares of Eaton Vance CLO 2013-1 upon their issuance. On May 1, 2014, the Company sold its 20 percent residual interest in Eaton Vance CLO 2013-1. Although the Company continues to serve as collateral manager of the entity and therefore has the power to direct the activities that most significantly impact the economic performance of the entity, the Company concluded that it was no longer the primary beneficiary of the entity upon disposition of its 20 percent residual interest, at which time the Company deconsolidated the entity. The Company continues to hold a $1.4 million beneficial interest in the form of note obligations issued by Eaton Vance CLO 2013-1, which is carried at amortized cost.

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

Changes in the fair values of Eaton Vance CLO 2013-1’s bank loans and other investments resulted in a net loss of $39,000 during the fiscal year ended October 31, 2014, while changes in the fair value of Eaton Vance CLO 2013-1’s note obligations resulted in a net gain of $2.4 million during the fiscal year ended October 31, 2014. The combined net gain of $2.4 million for the fiscal year ended October 31, 2014 was recorded in gains and other investment income, net, of consolidated CLO entities on the Company’s Consolidated Statement of Income for that period.

For the fiscal year ended October 31, 2014 the Company recorded net income of $2.0 million related to Eaton Vance CLO 2013-1. The Company recorded net income attributable to other beneficial interests of $1.1 million for the fiscal year ended October 31, 2014. Net income attributable to Eaton Vance Corp. shareholders was $0.9 million during the fiscal year ended October 31, 2014.

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

Non-consolidated CLO entities had total assets of $2.0 billion and $2.1 billion as of October 31, 2016 and 2015, respectively. The Company’s variable interests in these entities consist of the Company’s direct ownership in these entities and any subordinated management fees earned but uncollected. The Company’s investment in these entities totaled $3.8 million and $4.4 million as of October 31, 2016 and 2015, respectively. Collateral management fees receivable for these entities totaled $1.4 million and $1.8 million on October 31, 2016 and 2015, respectively. The Company did not provide any financial or other support to these entities that it was not previously contractually required to provide in any of the fiscal years presented. The Company’s risk of loss with respect to these managed CLO entities is limited to the carrying value of its investments in, and collateral management fees receivable from, these entities as of October 31, 2016.

The Company’s investment in non-consolidated CLO entities is carried at amortized cost and is disclosed as a component of investments in Note 4. Income from these entities is recorded as a component of gains and other investment income, net, in the Company’s Consolidated Statements of Income, based upon projected investment yields.

Other entities

The Company holds variable interests in, but is not deemed to be the primary beneficiary of, certain sponsored privately offered equity funds with total assets of $13.5 billion and $12.7 billion as of October 31, 2016 and 2015, respectively. The Company has determined that these entities qualify for the deferral of accounting guidance that requires separate evaluation for investment company VIEs and other VIEs, and thus assesses whether it is the primary beneficiary of these entities based on the Company’s exposure to the expected losses and expected residual returns of the entity. The Company’s variable interests in these entities consist of the Company’s direct ownership therein, which in each case is insignificant relative to the total ownership of the fund, and any investment advisory fees earned but uncollected. The Company held investments in these entities totaling $2.2 million on both October 31, 2016 and 2015, and investment advisory fees receivable totaling $0.8 million and $0.7 million on October 31, 2016 and 2015, respectively. The Company did not provide any financial or other support to these entities that it was not contractually required to provide in any of the fiscal years presented. The Company’s risk of loss with respect to these managed entities is limited to the carrying value of its investments in, and investment advisory fees receivable from, the entities as of October 31, 2016. The Company does not consolidate these VIEs because it does not hold the majority of the risks and rewards of ownership.

The Company’s investments in privately offered equity funds are carried at fair value and included in investment securities, available-for-sale, which are disclosed as a component of investments in Note 4. The Company records any change in fair value, net of income tax, in other comprehensive income (loss).

7.	Fair Value of Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables summarize financial assets and liabilities measured at fair value on a recurring basis and their assigned levels within the valuation hierarchy at October 31, 2016 and 2015:

October 31, 2016

(in thousands)	Level 1	Level 2	Level 3	Other Assets Not Held at Fair Value	Total

Financial assets:
Cash equivalents	$21,875	$35,913	$-	$-	$57,788
Investments:
Investment securities, trading:
Short-term debt securities	-	85,822	-	-	85,822
Other debt securities	18,757	172,931	-	-	191,688
Equity securities	93,491	42,540	-	-	136,031
Investment securities, available-for-sale	11,051	2,261	-	-	13,312
Investments in non-consolidated CLO entities(1)	-	-	-	3,837	3,837
Investments in equity method investees(2)	-	-	-	139,929	139,929
Investments, other(3)	-	120	-	19,034	19,154
Derivative instruments	-	2,072	-	-	2,072
Total financial assets	$145,174	$341,659	$-	$162,800	$649,633

Financial liabilities:
Derivative instruments	$-	$815	$-	$-	$815
Total financial liabilities	$-	$815	$-	$-	$815

October 31, 2015

(in thousands)	Level 1	Level 2	Level 3	Other Assets Not Held at Fair Value	Total

Financial assets:
Cash equivalents	$14,599	$39,447	$-	$-	$54,046
Investments:
Investment securities, trading:
Short-term debt securities	-	77,395	-	-	77,395
Other debt securities	20,822	116,137	-	-	136,959
Equity securities	71,535	44,760	-	-	116,295
Investment securities, available-for-sale	23,544	2,176	-	-	25,720
Investments in non-consolidated CLO entities(1)	-	-	-	4,363	4,363
Investments in equity method investees(2)	-	-	-	144,137	144,137
Investments, other(3)	-	103	-	2,048	2,151
Derivative instruments	-	298	-	-	298
Assets of consolidated CLO entity:
Bank loan investments	-	304,250	-	-	304,250
Total financial assets	$130,500	$584,566	$-	$150,548	$865,614

Financial liabilities:
Derivative instruments	$-	$5,423	$-	$-	$5,423
Securities sold, not yet purchased	-	3,034	-	-	3,034
Liabilities of consolidated CLO entity:
Senior and subordinated note obligations	-	397,039	-	-	397,039
Total financial liabilities	$-	$405,496	$-	$-	$405,496

(1)	The Company’s investments in these CLO entities are measured at fair value on a non-recurring basis using Level 3 inputs. The investments are carried at amortized cost unless facts and circumstances indicate that the investments have been impaired, at which time the investments are written down to fair value. During fiscal 2016, the Company recognized $0.3 million of other-than-temporary impairment losses related to its investment in one non-consolidated CLO entity. The Company did not recognize any impairment losses on investments in CLO entities during fiscal 2015 or 2014.
(2)	Investments in equity method investees are not measured at fair value in accordance with GAAP.
(3)	Investments, other, include investments carried at cost that are not measured at fair value in accordance with GAAP.

Valuation methodologies

Cash equivalents

Cash equivalents include investments in money market funds, government agency securities, certificates of deposit and commercial paper with original maturities of less than three months. Cash investments in actively traded money market funds are valued using published net asset values and are classified as Level 1 within the fair value measurement hierarchy. Government agency securities are valued based upon quoted market prices for similar assets in active markets, quoted prices for identical or similar assets that are not active and inputs other than quoted prices that are observable or corroborated by observable market data. The carrying amounts of certificates of deposit and commercial paper are measured at amortized cost, which approximates fair value due to the short time between the purchase and expected maturity of the investments. Depending on the nature of the inputs, these assets are generally classified as Level 1 or 2 within the fair value measurement hierarchy.

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

Derivative instruments

Derivative instruments, which include stock index futures contracts, foreign exchange contracts, total return swap contracts and commodity futures contracts, are recorded as either other assets or other liabilities on the Company’s Consolidated Balance Sheets. Stock index futures contracts, total return swap contracts and commodity futures contracts are valued using a third-party pricing service that determines fair value based on bid and ask prices. Foreign exchange contracts are valued by interpolating a value using the spot foreign exchange rate and forward points, which are based on spot rate and currency interest rate differentials. Derivative instruments generally are classified as Level 2 within the fair value measurement hierarchy.

Assets of consolidated CLO entity

Consolidated CLO entity assets include investments in bank loans. Fair value is determined utilizing unadjusted quoted market prices when available. Interests in senior floating-rate loans for which reliable market quotations are readily available are valued generally at the average mid-point of bid and ask quotations obtained from a third-party pricing service. Fair value may also be based upon valuations obtained from independent third-party brokers or dealers utilizing matrix pricing models that consider information regarding securities with similar characteristics. In certain instances, fair value has been determined utilizing discounted cash flow analyses or single broker non-binding quotes. Depending on the nature of the inputs, these assets are classified as Level 2 or 3 within the fair value measurement hierarchy.

Securities sold, not yet purchased

Securities sold, not yet purchased, are recorded as other liabilities on the Company’s Consolidated Balance Sheets and are valued by a third-party pricing service that determines fair value based on bid and ask prices. Securities sold, not yet purchased, generally are classified as Level 2 within the fair value measurement hierarchy.

Liabilities of consolidated CLO entity

Consolidated CLO entity liabilities include senior and subordinated note obligations. Senior and subordinated notes generally are valued utilizing an income-approach model in which one or more significant inputs are unobservable in the market. Depending on the nature of the inputs, these liabilities are classified as Level 2 or 3 within the fair value measurement hierarchy.

Transfers in and out of Levels

The following table summarizes fair value transfers between Level 1 and Level 2 of the fair value measurement hierarchy for the years ended October 31, 2016 and 2015:

(in thousands)	2016	2015
Transfers from Level 1 into Level 2(1)	$87	$314
Transfers from Level 2 into Level 1(2)	15	29

(1)	Transfers from Level 1 into Level 2 primarily represent debt and equity securities for which unadjusted quoted market prices in active markets became unavailable in the current period.
(2)	Transfers from Level 2 into Level 1 primarily represent debt and equity securities for which unadjusted quoted market prices in active markets became available in the current period.

Level 3 assets and liabilities

The following table shows a reconciliation of the beginning and ending fair value measurements of assets and liabilities valued on a recurring basis and classified as Level 3 within the fair value measurement hierarchy for the years ended October 31, 2016 and 2015:

	2016		2015
(in thousands)	Bank loans and other investments of Eaton Vance CLO 2015-1	Senior and subordinated note obligations of Eaton Vance CLO 2015-1	Bank loans and other investments of Eaton Vance CLO IX	Senior and subordinated note obligations of Eaton Vance CLO IX
Beginning balance	$-	$-	$801	$149,310
Net gains (losses) on investments and note obligations included in net income(1)	56	2,846	(281)	(2,426)
Additions(2)	-	-	-	1,379
Purchases	72	-	-	-
Sales	(756)	-	(137)	-
Amortization of original issue discount	-	457	-	-
Principal paydown	-	-	-	(144,166)
Transfers into Level 3(3)	700	390,654	-	-
Transfers out of Level 3(4)	-	-	(383)	-
Deconsolidation of CLO entity	(72)	(393,957)	-	(4,097)
Ending balance	$-	$-	$-	$-
Change in unrealized gains (losses) included in net income relating to assets and liabilities held	$-	$-	$-	$-

(1)	Substantially all net gains (losses) on investments and note obligations attributable to the assets and borrowings of the Company's consolidated CLO entities are allocated to non-controlling and other beneficial interests on the Company's Consolidated Statements of Income.
(2)	Represents the Company's subordinated interest, which was previously eliminated in consolidation. The Company sold its interest in the first quarter of fiscal 2015. Refer to Note 6.
(3)	Transfers into Level 3 were the result of a reduction in the availability of significant observable inputs used in determining the fair value of certain instruments.
(4)	Transfers out of Level 3 were due to an increase in the observability of the inputs used in determining the fair value of certain instruments.

As discussed more fully in Note 6, the Company deconsolidated Eaton Vance CLO 2015-1 and Eaton Vance CLO IX on September 21, 2016 and August 1, 2015, respectively.

8.	Fair Value Measurements of Other Financial Instruments

Certain financial instruments are not carried at fair value, but their fair value is required to be disclosed. The following is a summary of the carrying amounts and estimated fair values of these financial instruments at October 31, 2016 and 2015:

97

	2016			2015
(in thousands)	Carrying Value	Fair Value	Fair Value Level	Carrying Value	Fair Value	Fair Value Level
Loan to affiliate	$5,000	$5,000	3	$-	$-	3
Investments, other	$19,034	$19,034	3	$2,048	$2,048	3
Other assets	$6,194	$4,328	3	$6,345	$6,345	3
Debt	$573,967	$603,625	2	$573,811	$600,930	2

As discussed in Note 21, on December 23, 2015, Eaton Vance Management Canada Ltd. (“EVMC”), a wholly owned subsidiary of the Company, loaned $5.0 million to Hexavest under a term loan agreement to seed a new investment strategy. The carrying value of the loan approximates fair value. The fair value is determined annually using a cash flow model that projects future cash flows based upon contractual obligations, to which the Company then applies an appropriate discount rate.

Included in investments, other, is a non-controlling capital interest in SigFig carried at $17 million at October 31, 2016 (see Note 4). The carrying value of this investment approximates fair value.

Included in other assets at October 31, 2016 and 2015 is an option exercisable in fiscal 2017 to acquire an additional 26 percent interest in Hexavest carried at $6.2 million and $6.3 million, respectively. The fair value of this option is determined using a Monte Carlo model, which simulates potential future market multiples of earnings before interest and taxes (“EBIT”) and compares this to the contractually fixed multiple of Hexavest’s EBIT at which the option can be exercised. The Monte Carlo model uses this array of simulated multiples and their difference from the contractual multiple times the projected EBIT for Hexavest to estimate the future exercise value of the option, which is then adjusted to present value.

The fair value of the Company’s debt has been determined based on quoted prices in inactive markets.

9.	Equipment and Leasehold Improvements

The following is a summary of equipment and leasehold improvements at October 31, 2016 and 2015:

(in thousands)	2016	2015
Equipment	$78,460	$75,492
Leasehold improvements	54,884	56,364
Subtotal	133,344	131,856
Less: Accumulated depreciation and amortization	(88,917)	(86,913)
Equipment and leasehold improvements, net	$44,427	$44,943

Depreciation and amortization expense was $10.9 million, $11.4 million and $10.9 million for the years ended October 31, 2016, 2015 and 2014, respectively.

10.	Acquisitions, Goodwill and Intangible Assets

Atlanta Capital Management Company, LLC (“Atlanta Capital”)

In fiscal 2016 and 2015, the Company purchased an additional 0.9 percent and 0.4 percent profit interest in Atlanta Capital for $1.9 million and $0.5 million, respectively, pursuant to the put and call provisions of the Atlanta Capital Plan. Please see Note 12 for additional information related to the Atlanta Capital Plan.

In fiscal 2016 and 2015, the Company purchased an additional 0.02 percent and 1.4 percent profit interest in Atlanta Capital for $0.1 million and $6.8 million, respectively, pursuant to the terms of the original acquisition agreement, as amended. The purchase price in each instance was based on a multiple of Atlanta Capital’s earnings before taxes for the relevant fiscal period.

As of October 31, 2016, non-controlling interest holders of Atlanta Capital retained a 0.5 percent profit interest in Atlanta Capital associated with the original acquisition. Pursuant to the terms of the original acquisition agreement, as amended, the non-controlling interest holders of Atlanta Capital have the right to sell an additional 0.1 percent profit interest in Atlanta Capital to the Company at a multiple of Atlanta Capital’s earnings before taxes for the fiscal year ended October 31, 2017. To the extent that the put is not fully exercised based on fiscal 2017 results, non-controlling interest holders have the opportunity to sell the 0.1 percent profit interest, less any portion sold in prior years, based on the financial results of Atlanta Capital for each fiscal year thereafter. Also pursuant to the terms of the original acquisition agreement, as amended, the Company has the right to purchase 100 percent of the profit interests related to the original acquisition retained by non-controlling interest holders as of October 31, 2017 and annually thereafter, at prices based on the financial results of Atlanta Capital for those fiscal years. Neither the exercise of the puts nor the exercise of the calls is contingent upon the non-controlling interest holders of Atlanta Capital remaining employees.

Total profit interests in Atlanta Capital held by non-controlling interest holders, including direct profit interests related to the original acquisition as well as indirect profit interests issued pursuant to the Atlanta Capital Plan, decreased to 13.0 percent on October 31, 2016 from 13.1 percent on October 31, 2015, reflecting the exercise of puts and calls as described above, as well as the grant of an additional 1.4 percent profit interest to employees of Atlanta Capital pursuant to the terms of the Atlanta Capital Plan in fiscal 2016. Non-controlling interest holders did not hold any capital interests in Atlanta Capital as of October 31, 2016 and 2015.

Parametric Portfolio Associates LLC (“Parametric”)

In November 2013, the non-controlling interest holders of Parametric Risk Advisors entered into a Unit Acquisition Agreement with Parametric to exchange their remaining ownership interests in Parametric Risk Advisors (representing a 20 percent ownership interest in the entity) for additional ownership interests in Parametric Portfolio LP (“Parametric LP”), whose sole asset is ownership interests in Parametric. The Parametric LP ownership interests issued in the exchange, representing a 0.8 percent profit interest and a 0.8 percent capital interest, contain put and call features that become exercisable over a four-year period starting in fiscal 2018. As a result of this exchange, Parametric Risk Advisors became a wholly owned subsidiary of Parametric.

In December 2012, Parametric acquired Clifton. As part of the transaction, the Company issued indirect ownership interests in Parametric LP to certain former Clifton employees. These indirect interests, representing a 1.9 percent profit interest and a 1.9 percent capital interest, are subject to certain put and call features that are exercisable over a four-year period that began at closing. In fiscal 2015, the associated holders exercised a put option and the Company exercised a call option with respect to the Parametric LP ownership interests issued in conjunction with the Clifton acquisition, resulting in the Company’s acquisition of an indirect 0.5 percent profit interest and a 0.5 percent capital interest in Parametric for a total of $6.7 million. In fiscal 2016, the associated holders exercised a put option and the Company exercised a call option with respect to the Parametric LP ownership interests issued in conjunction with the Clifton acquisition, resulting in the Company’s acquisition of an indirect 0.5 percent profit interest and a 0.5 percent capital interest in Parametric for a total of $6.2 million.

In fiscal 2016 and 2015, the Company purchased additional 0.1 percent and 0.5 percent profit interests in Parametric for $0.6 million and $4.2 million, respectively, pursuant to the put and call provisions of the Parametric Plan. Please see Note 12 for additional information related to the Parametric Plan.

Total profit interests in Parametric held by non-controlling interest holders, including indirect profit interests issued pursuant to the Parametric Plan, decreased to 7.0 percent as of October 31, 2016 from 7.4 percent as of October 31, 2015, reflecting the transactions described above, as well as the grant of 0.5 percent profit interest to employees of Parametric pursuant to the terms of the Parametric Plan in fiscal 2016. Total capital interests in Parametric held by non-controlling interest holders decreased to 1.8 percent as of October 31, 2016 from 2.2 percent as of October 31, 2015.

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

During fiscal 2016, the Company made a contingent payment of $10.1 million to the selling group based upon prescribed multiples of TABS’s revenue for the twelve months ended December 31, 2015, increasing goodwill by the payment amount, as the acquisition was completed prior to the change in accounting for contingent purchase price consideration.

The Company is obligated to make one additional annual contingent payment to the selling group based on prescribed multiples of TABS’s revenue for the twelve months ending December 31, 2016. This future payment will be in cash and will result in an addition to goodwill. An estimate of this payment cannot be reasonably made. This payment is not contingent upon any member of the selling group remaining an employee of the Company.

Goodwill

The changes in the carrying amount of goodwill for the years ended October 31, 2016 and 2015 are as follows:

	October 31,
(in thousands)	2016	2015
Balance, beginning of period	$237,961	$228,876
Goodwill acquired	10,130	9,085
Balance, end of period	$248,091	$237,961

All acquired goodwill is deductible for tax purposes.

The Company completed its most recent goodwill impairment testing in the fourth quarter of fiscal 2016 and determined that there was no impairment in the carrying value of this asset as of September 30, 2016. To evaluate the sensitivity of the goodwill impairment testing to the calculation of fair value, the Company applied a hypothetical 10 percent and 20 percent decrease to the fair value of each reporting unit. Based on such hypothetical scenarios, the results of the Company’s impairment testing would not change, as the reporting units still had an excess of fair value over the carrying value under both hypothetical scenarios.

No impairment in the value of goodwill was recognized during the years ended October 31, 2016, 2015 or 2014.

Intangible assets

The following is a summary of intangible assets at October 31, 2016 and 2015:

October 31, 2016

(dollars in thousands)	Weighted- average remaining amortization period (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount

Amortizing intangible assets:
Client relationships acquired	8.5	$133,927	$(94,873)	$39,054
Intellectual property acquired	9.6	1,025	(385)	640
Trademark acquired	3.2	900	(493)	407

Non-amortizing intangible assets:
Mutual fund management contracts acquired		6,708	-	6,708
Total		$142,560	$(95,751)	$46,809

October 31, 2015

(dollars in thousands)	Weighted- average remaining amortization period (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount

Amortizing intangible assets:
Client relationships acquired	8.8	$133,927	$(86,419)	$47,508
Intellectual property acquired	10.6	1,000	(319)	681
Trademark acquired	4.2	900	(364)	536

Non-amortizing intangible assets:
Mutual fund management contracts acquired		6,708	-	6,708
Total		$142,535	$(87,102)	$55,433

No impairment in the value of amortizing or non-amortizing intangible assets was recognized during the years ended October 31, 2016, 2015 or 2014.

Amortization expense was $8.6 million, $9.7 million and $9.4 million for the years ended October 31, 2016, 2015 and 2014, respectively. Estimated amortization expense to be recognized by the Company over the next five years is as follows:

Year Ending October 31,	Estimated amortization
(in thousands)	expense
2017	$8,537
2018	8,508
2019	4,531
2020	3,510
2021	2,021

11.	Debt

Senior notes due 2017

During fiscal 2007, the Company issued $500 million in aggregate principal amount of 6.5 percent unsecured senior notes due October 2, 2017. Interest is payable semi-annually in arrears on April 2nd and October 2nd of each year. There are no covenants associated with the 2017 Senior Notes.

During fiscal 2013, the Company purchased $250 million in aggregate principal amount of the outstanding 2017 Senior Notes through a tender offer. At October 31, 2016 and 2015, the aggregate principal amount due was $250 million.

Senior notes due 2023

During fiscal 2013, the Company issued $325 million in aggregate principal amount of 3.625 percent ten-year senior notes due June 15, 2023. Interest is payable semi-annually in arrears on June 15th and December 15th of each year. At October 31, 2016 and 2015, the carrying value of the 2023 Senior Notes was $324.0 million and $323.8 million, respectively. The 2023 Senior Notes are unsecured and unsubordinated obligations of the Company. There are no covenants associated with the 2023 Senior Notes.

Corporate credit facility

The Company entered into a $300 million senior unsecured revolving credit facility on October 21, 2014. The credit facility has a five-year term, expiring on October 21, 2019. Under the facility, the Company may borrow up to $300 million at LIBOR-based rates of interest that vary depending on the level of usage of the facility and credit ratings of the Company. The credit facility is unsecured, contains financial covenants with respect to leverage and interest coverage, and requires the Company to pay an annual commitment fee on any unused portion. As of October 31, 2016, the Company had no borrowings under its unsecured revolving credit facility.

12.	Stock-Based Compensation Plans

The Company recognized compensation cost related to its stock-based compensation plans for the years ended October 31, 2016, 2015 and 2014 as follows:

(in thousands)	2016	2015	2014
Omnibus Incentive Plans:
Stock options	$18,870	$17,606	$16,291
Restricted shares	43,199	41,789	35,672
Phantom stock units	263	241	267
Employee Stock Purchase Plans	389	624	607
Employee Stock Purchase Incentive Plans	601	512	393
Atlanta Capital Plan	2,905	2,534	2,360
Parametric Plan	5,373	6,214	4,958
Total stock-based compensation expense	$71,600	$69,520	$60,548

The total income tax benefit recognized for stock-based compensation arrangements was $24.8 million, $23.3 million and $20.5 million for the years ended October 31, 2016, 2015 and 2014, respectively.

Omnibus Incentive Plans

The 2013 Omnibus Incentive Plan (the “2013 Plan”), which is administered by the Compensation Committee of the Board, allows for awards of stock options, restricted shares and phantom stock units to eligible employees and non-employee Directors. Options to purchase Non-Voting Common Stock granted under the 2013 Plan expire ten years from the date of grant, vest over five years and may not be granted with an exercise price that is less than the fair market value of the stock as of the close of business on the date of grant. Restricted shares of Non-Voting Common Stock granted under the 2013 Plan vest over five years and may be subject to performance goals. These performance goals generally relate to the achievement of specified levels of adjusted operating income. Phantom stock units granted under the

2013 Plan vest over two years. The 2013 Plan contains change in control provisions that may accelerate the vesting of awards. A total of 18.5 million shares of Non-Voting Common Stock have been reserved for issuance under the 2013 Plan. Through October 31, 2016, 4.0 million restricted shares and options to purchase 7.9 million shares have been issued pursuant to the 2013 Plan.

Stock options

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option valuation model. The Black-Scholes option valuation model incorporates assumptions as to dividend yield, volatility, an appropriate risk-free interest rate and the expected life of the option. Many of these assumptions require management’s judgment. The dividend yield assumption represents the Company’s expected dividend yield based on its historical dividend payouts and the stock price at the date of grant. The Company’s stock volatility assumption is based upon its historical stock price fluctuations. The Company uses historical data to estimate option forfeiture rates and the expected life of options granted. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve at the time of grant.

The weighted-average fair values per share of stock options granted during the years ended October 31, 2016, 2015 and 2014 using the Black-Scholes option valuation model were as follows:

	2016	2015	2014
Weighted-average grant date fair value of options granted	$7.39	$10.13	$13.25

Assumptions:
Dividend yield	2.9% to 3.8%	2.3% to 2.7%	2.1% to 2.4%
Expected volatility	25% to 27%	27% to 34%	36% to 37%
Risk-free interest rate	1.3% to 2.0%	1.7% to 2.1%	2.1% to 2.4%
Expected life of options	6.9 years	6.7 years	6.9 years

Stock option transactions under the 2013 Plan and predecessor omnibus incentive plans for the year ended October 31, 2016 are summarized as follows:

(share and intrinsic value figures in thousands)	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding, beginning of period	21,076	$32.23
Granted	3,348	36.06
Exercised	(3,805)	28.35
Forfeited/expired	(308)	36.64
Options outstanding, end of period	20,311	$33.52	5.3	$87,568
Options exercisable, end of period	11,391	$32.31	3.4	$69,301
Vested or expected to vest at October 31, 2016	20,272	$33.51	5.3	$87,543

The Company received $103.7 million, $82.9 million and $81.2 million related to the exercise of options for the fiscal years ended October 31, 2016, 2015 and 2014, respectively. Shares issued upon exercise of options represent newly issued shares. The total intrinsic value of options exercised during the years ended October 31, 2016, 2015 and 2014 was $32.2 million, $46.2 million and $59.9 million, respectively. The total fair value of options that vested during the year ended October 31, 2016 was $20.7 million.

As of October 31, 2016, there was $47.9 million of compensation cost related to unvested stock options granted under the Omnibus Incentive Plans not yet recognized. That cost is expected to be recognized over a weighted-average period of 2.6 years.

In November 2016, the Company granted options to purchase 2.8 million shares of the Company’s Non-Voting Common Stock under the 2013 Plan at a price of $34.84 per share, the then current trading price of the underlying securities.

Restricted shares

The Company’s restricted share awards are generally subject to graduated vesting schedules. Compensation expense is adjusted for estimated forfeitures and is recognized on a straight-line basis over the service periods underlying the awards. As of October 31, 2016, there was $89.0 million of compensation cost related to unvested awards granted under the 2013 Plan and predecessor plans not yet recognized. That cost is expected to be recognized over a weighted-average period of 2.7 years.

A summary of the Company’s restricted share activity for the year ended October 31, 2016 under the 2013 Plan and predecessor plans is presented below:

		Weighted-
		Average
		Grant Date
(share figures in thousands)	Shares	Fair Value
Unvested, beginning of period	3,988	$34.43
Granted	1,546	35.23
Vested	(1,197)	31.87
Forfeited	(180)	35.14
Unvested, end of period	4,157	$35.43

The total fair value of restricted stock vested for the years ended October 31, 2016, 2015 and 2014 was $38.1 million, $33.3 million and $35.9 million, respectively. In November 2016, the Company awarded a total of 1.5 million shares of restricted shares under the 2013 Plan at a grant date fair value of $34.84 per share.

Phantom stock units

During fiscal 2016, 7,965 phantom stock units were issued to non-employee Directors pursuant to the 2013 Plan. Because these units are contingently forfeitable, compensation expense is recorded over the forfeiture period. The total liability paid out associated with phantom stock during the fiscal years ended October 31, 2016, 2015 and 2014 was $0.3 million, $0.3 million and $0.5 million, respectively. As of October 31, 2016, there was $0.1 million of compensation cost related to unvested awards granted under the 2013 Plan not yet recognized. That cost is expected to be recognized over a weighted-average period of one year.

Employee Stock Purchase Plans

The 2013 Employee Stock Purchase Plan (the “Qualified ESPP”) and the 2013 Nonqualified Employee Stock Purchase Plan (the “Nonqualified ESPP”) (together, the “Employee Stock Purchase Plans”), which are administered by the Compensation Committee of the Board, permit eligible employees to direct up to a maximum of $12,500 per six-month offering period toward the purchase of Non-Voting Common Stock at the lower of 90 percent of the market price of the Non-Voting Common Stock at the beginning or at the end of each offering period. The Qualified ESPP qualifies under Section 423 of the U.S. Internal Revenue Code of 1986, as amended (“Internal Revenue Code”). A total of 0.4 million and 0.1 million shares of the Company’s Non-Voting Common Stock have been reserved for issuance under the Qualified ESPP and Nonqualified ESPP, respectively. Through October 31, 2016, 0.3 million shares have been issued pursuant to the Employee Stock Purchase Plans.

The Company received $3.1 million, $3.3 million and $3.7 million related to shares issued under the Employee Stock Purchase Plans for the years ended October 31, 2016, 2015 and 2014, respectively.

Employee Stock Purchase Incentive Plan

The 2013 Incentive Compensation Nonqualified Employee Stock Purchase Plan (the “Employee Stock Purchase Incentive Plan”), which is administered by the Compensation Committee of the Board, permits employees to direct up to half of their incentive bonuses and commissions toward the purchase of the Company’s Non-Voting Common Stock at the lower of 90 percent of the market price of the Non-Voting Common Stock at the beginning or at the end of each quarterly offering period. A total of 0.6 million shares of the Company’s Non-Voting Common Stock have been reserved for issuance under the Employee Stock Purchase Incentive Plan. Through October 31, 2016, 0.3 million shares have been issued pursuant to the plan.

The Company received $3.6 million, $3.5 million and $3.3 million related to shares issued under the Employee Stock Purchase Incentive Plan for the years ended October 31, 2016, 2015 and 2014, respectively.

Atlanta Capital and Parametric Incentive Plans

The Atlanta Capital Management Company, LLC Long-term Equity Incentive Plan (the “Atlanta Capital Plan”) and the Parametric Portfolio Associates LLC Long-term Equity Incentive Plan (the “Parametric Plan”) allow for awards of profit units of Atlanta Capital and Parametric, respectively, to key employees. Profit units granted under the Atlanta Capital and Parametric Plans vest over five years and entitle the holders to quarterly distributions of available cash flow. Fair value of the awards is determined on the grant date utilizing an annual appraisal of each entity. The annual appraisal is developed using two models, an income approach and a market approach, as described in Note 1. These models utilize appropriate discount rates as well as relevant investment management industry market multiples. Vested profit units are redeemable upon the exercise of limited in-service put rights held by the employee or call rights held by the Company. The call rights held by the Company entitle the Company to repurchase the profit units at the end of a ten-year call period and each year thereafter, and upon termination of employment. Execution of the puts and calls takes place upon availability of the annual appraisal to ensure the transactions take place at fair value. Profit units are not reserved for issuance; the number of profit units authorized for awards is determined annually by the Company on the first calendar day of the fiscal year. The awards under the Atlanta Capital and Parametric Plans are accounted for as equity awards.

During the fiscal year ended October 31, 2016, 30,690 profit units of Atlanta Capital were issued to certain employees of that entity pursuant to the Atlanta Capital Plan at a weighted-average per unit price of $135.59. Because the units are contingently forfeitable, compensation expense is recorded on a straight-line basis over the forfeiture period of five years. As of October 31, 2016, there was $7.1 million of compensation cost related to unvested awards granted under the plan not yet recognized. That cost is expected to be recognized over a weighted-average period of 3.1 years. Through October 31, 2016, 297,355 profit units have been issued pursuant to the Atlanta Capital Plan.

During the fiscal year ended October 31, 2016, 3,358 profit units of Parametric were issued to certain employees of that entity pursuant to the Parametric Plan at a weighted-average per unit price of $2,035.91. Because these units are contingently forfeitable, compensation expense is recorded on a straight-line basis over the forfeiture period of five years. As of October 31, 2016, there was $10.8 million of compensation cost related to unvested awards granted under the plan not yet recognized. That cost is expected to be recognized over a weighted-average period of 3.3 years. Through October 31, 2016, 39,423 profit units have been issued pursuant to the Parametric Plan.

In November 2016, the Company granted a total of 25,661 profit units at a grant date fair value of $153.85 per unit pursuant to the Atlanta Capital Plan. The Company did not grant any profit units under the Parametric Plan during November 2016.

Parametric Phantom Incentive Plan

On October 26, 2016, the Compensation Committee of the Board recommended, and the Company’s Board approved, the 2016 Parametric Phantom Incentive Plan (the “Parametric Phantom Incentive Plan”). The Parametric Incentive Plan is a long-term equity incentive plan that provides for the award of phantom incentive units to eligible employees of Parametric. The initial value of the phantom incentive units is tied to the enterprise value of Parametric on the date of grant, and the units vest over five years. At each vesting date, the vested portion of the award is adjusted to reflect the then enterprise value of Parametric and the adjusted value of the vested award is settled in Eaton Vance Non-Voting Common Stock under the 2013 Plan. The enterprise values of the awards are determined utilizing an annual appraisal of Parametric. The annual appraisal is developed using two models, an income approach and a market approach, as described in Note 1. These models utilize appropriate discount rates as well as relevant investment management industry market multiples. Phantom incentive units are not reserved for issuance; the number of phantom incentive units authorized for awards is determined annually by the Company on the first calendar day of the fiscal year. However, since the awards are settled under the 2013 Plan, the awards are subject to the Non-Voting Common Stock reserves defined under the 2013 Plan. As described above, a total of 18.5 million shares of Non-Voting Common Stock have been reserved for issuance under the 2013 Plan. The awards under the Parametric Phantom Incentive Plan will be accounted for as equity awards.

There were no grants made under the Parametric Phantom Incentive Plan during fiscal 2016. However, in November 2016, the Company granted a total of 3,212 phantom incentive units at a grant date fair value of $2,352.63 per unit pursuant the Parametric Phantom Incentive Plan.

Stock Option Income Deferral Plan

The Company has established an unfunded, non-qualified Stock Option Income Deferral Plan to permit key employees to defer recognition of income upon exercise of non-qualified stock options previously granted by the Company. As of October 31, 2016, options to purchase 0.2 million shares have been exercised and placed in trust with the Company.

13.	Employee Benefit Plans

Profit Sharing and Savings Plan

The Company has a Profit Sharing and Savings Plan for the benefit of employees. The Profit Sharing and Savings Plan is a defined contribution profit sharing plan with a 401(k) deferral component. All full-time employees who have met certain age and length of service requirements are eligible to participate in the plan. The plan allows participating employees to make elective deferrals of compensation up to the plan’s annual limits. The Company then matches each participant’s contribution on a dollar-for-dollar basis to a maximum of $1,040 per annum. In addition, the Company may, at its discretion, contribute up to 15 percent of eligible employee compensation to the plan, up to a maximum of $39,750, $39,000 and $38,250 per employee for the years ended October 31, 2016, 2015 and 2014, respectively. The Company’s expense under the plan was $23.9 million, $22.7 million and $21.8 million for the years ended October 31, 2016, 2015 and 2014, respectively.

Supplemental Profit Sharing Retirement Plan

The Company has an unfunded, non-qualified Supplemental Profit Sharing Retirement Plan whereby certain key employees of the Company may receive profit sharing contributions in excess of the amounts allowed under the Profit Sharing and Savings Plan. Participation in the Supplemental Profit Sharing Retirement Plan has been frozen and is restricted to employees who qualified as participants on November 1, 2002. The Company did not make any contributions to the plan in fiscal 2016. Participants in the Supplemental Profit Sharing Retirement Plan continue to earn investment returns on their balances commensurate with those earned in the employer-directed portion of the Profit Sharing and Savings Plan. The Company’s expense under the Supplemental Profit Sharing Retirement Plan for the years ended October 31, 2016, 2015 and 2014 was $12,320, $1,486 and $21,576, respectively.

14.	Common Stock

All outstanding shares of the Company’s Voting Common Stock are deposited in a voting trust, the trustees of which have unrestricted voting rights with respect to the Voting Common Stock. The trustees of the voting trust are all officers of the Company. Non-Voting Common shares do not have voting rights under any circumstances. In fiscal 2016, the Company issued 55,708 shares and repurchased 27,854 shares of its Voting Common Stock.

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

In fiscal 2016, the Company purchased and retired approximately 5.1 million shares of its Non-Voting Common Stock under the current repurchase authorization and approximately 2.2 million shares under a previous repurchase authorization. Approximately 2.9 million additional shares may be repurchased under the current authorization as of October 31, 2016.

15.	Non-operating Income (Expense)

The components of non-operating income (expense) for the years ended October 31, 2016, 2015 and 2014 were as follows:

(in thousands)	2016	2015	2014
Non-operating income (expense):
Interest and other income	$11,515	$9,346	$8,182
Net losses on investments and derivatives	(116)	(9,151)	(6,946)
Net foreign currency gains (losses)	1,012	(226)	(97)
Gains (losses) and other investment income, net	12,411	(31)	1,139
Interest expense	(29,410)	(29,357)	(29,892)
Other income (expense) of consolidated CLO entities:
Interest income	17,975	3,467	16,174
Net gains (losses) on bank loans, other investments, note obligations and preferred shares	6,094	1,625	(1,282)
Gains and other investment income, net	24,069	5,092	14,892
Structuring and closing fees	-	(2,359)	(4,847)
Interest expense	(13,286)	(4,408)	(10,000)
Interest and other expense	(13,286)	(6,767)	(14,847)
Total non-operating expense	$(6,216)	$(31,063)	$(28,708)

16.	Income Taxes

The provision for income taxes for the years ended October 31, 2016, 2015 and 2014 consists of the following:

(in thousands)	2016	2015	2014
Current:
Federal	$114,350	$117,682	$149,999
State	17,305	20,837	25,329
Deferred:
Federal	18,391	4,614	10,653
State	3,584	81	729
Total	$153,630	$143,214	$186,710

Deferred income taxes reflect the expected future tax consequences of temporary differences between the carrying amounts and tax bases of the Company’s assets and liabilities. The significant components of deferred income taxes are as follows:

(in thousands)	2016	2015

Deferred tax assets:
Stock-based compensation	$66,221	$69,133
Deferred rent	12,575	12,776
Investment basis in partnerships	7,478	-
Compensation and benefit expense	4,193	5,190
Differences between book and tax bases of investments	3,233	9,268
Federal benefit of unrecognized state tax benefits	716	883
Other	409	460
Total deferred tax asset	$94,825	$97,710

Deferred tax liabilities:
Deferred sales commissions	$(10,407)	$(9,760)
Differences between book and tax bases of property	(7,537)	(6,117)
Unrealized net holding gains on investments	(1,821)	(2,380)
Differences between book and tax bases of goodwill and intangibles	(1,322)	(36,855)
Unrealized gains on derivative instruments	(443)	(434)
Total deferred tax liability	$(21,530)	$(55,546)
Net deferred tax asset	$73,295	$42,164

The Company records a valuation allowance when necessary to reduce deferred tax assets to an amount that is more likely than not to be realized. No valuation allowance has been recorded for deferred tax assets, reflecting management’s belief that all deferred tax assets will be utilized.

The following table reconciles the Company’s effective tax rate from the U.S. federal statutory tax rate to such amount for each of the years ended October 31, 2016, 2015 and 2014:

	2016	2015	2014

Federal statutory rate	35.0%	35.0%	35.0%
State and local income tax, net of federal income tax benefit	3.5	3.8	3.5
Non-controlling interest	(2.0)	(0.8)	(0.8)
Stock-based compensation	0.6	0.8	0.4
Other	0.6	-	(0.1)
Effective income tax rate	37.7%	38.8%	38.0%

The exercise of non-qualified stock options resulted in a reduction of taxes payable of approximately $2.2 million, $10.0 million and $18.6 million for the years ended October 31, 2016, 2015 and 2014, respectively. Such benefit has been reflected as a component of shareholders’ equity.

The changes in gross unrecognized tax benefits, excluding interest and penalties, for the years ended October 31, 2016, 2015 and 2014 are as follows:

(in thousands)	2016	2015	2014
Beginning Balance	$2,100	$1,798	$857
Additions for tax positions of prior years	6	437	1,117
Additions based on tax positions related to current year	57	62	-
Reductions for tax positions of prior years	-	(130)	(176)
Lapse of statute of limitations	(304)	(67)	-
Ending Balance	$1,859	$2,100	$1,798

The total amount of unrecognized tax benefits as of October 31, 2016, 2015 and 2014 that, if recognized, would impact the effective tax rate is $1.9 million, $2.1 million and $1.8 million, respectively.

In the years ended October 31, 2016, 2015 and 2014, the Company recognized $(0.2) million, $0.1 million and $0.2 million, respectively, in interest and penalties in its income tax provision. Accrued interest and penalties, which are included as a component of unrecognized tax benefits, totaled $0.6 million, $0.8 million and $0.7 million at October 31, 2016, 2015 and 2014, respectively.

The Company believes that it is reasonably possible that approximately $1.0 million of its currently remaining unrecognized tax benefits, each of which are individually insignificant, may be recognized within the next 12 months as a result of a lapse of the statute of limitations and settlements with state taxing authorities.

The Company considers the undistributed earnings of certain of its foreign subsidiaries to be indefinitely reinvested in foreign operations as of October 31, 2016. Accordingly, no U.S. income taxes have been provided thereon. As of October 31, 2016, the Company had approximately $47.7 million of undistributed earnings in certain Canadian, United Kingdom and Australian foreign subsidiaries that are not available to fund domestic operations or to distribute to shareholders unless repatriated. Repatriation would require the Company to accrue and pay U.S. corporate income taxes. The unrecognized deferred income tax liability on these un-repatriated funds, or temporary difference, is estimated to be $5.8 million at October 31, 2016. The Company does not intend to repatriate these funds, has not previously repatriated funds from these entities and has the financial liquidity to permanently leave these funds offshore.

The Company is generally no longer subject to income tax examinations by U.S. federal, state, local or non-U.S. taxing authorities for fiscal years prior to fiscal 2012.

The Consolidated Balance Sheet as of October 31, 2016 has been adjusted to reflect a correction of an immaterial error related to basis adjustments of certain partnership interests arising from Company repurchases of non-controlling interests in majority owned subsidiaries. The cumulative error resulted in an understatement of both the Company’s deferred income tax asset and additional paid-in-capital in the amount of $50.5 million as of October 31, 2015. The error was not considered material to the Company’s Consolidated Balance Sheet or Consolidated Statement of Equity as of October 31, 2015, and had no effect on the Consolidated Statements of Income, Comprehensive Income, or Cash Flows as of and for the years ended October 31, 2016, 2015 and 2014. The current year basis adjustment of $2.2 million is reflected within the Company’s deferred income tax asset and additional paid-in-capital in the accompanying Consolidated Balance Sheets.

17.	Non-controlling and Other Beneficial Interests

Non-controlling and other beneficial interests are as follows:

Non-redeemable non-controlling interests

Non-redeemable non-controlling interests consist entirely of unvested profit interests granted to employees of the Company’s majority-owned subsidiaries under subsidiary-specific long-term equity plans. These grants become subject to put rights upon vesting and will be reclassified to temporary equity as vesting occurs.

Redeemable non-controlling interests at other than fair value

As of October 31, 2016, redeemable non-controlling interests at other than fair value consist of interests in Atlanta Capital retained by selling shareholders at the time of acquisition. The Company’s purchase of these remaining non-controlling interests, which are not subject to mandatory redemption, is predicated on the exercise of a series of puts held by non-controlling interest holders and calls held by the Company. These put and call rights are not legally detachable or separately exercisable and are deemed to be embedded in the related non-controlling interests. The puts provide non-controlling interest holders the right to require the Company to purchase these retained interests at specific intervals over time, while the calls provide the Company the right to require the non-controlling interest holders to sell their retained equity interests to the Company at specific intervals over time, as well as upon the occurrence of certain events such as death or permanent disability. As a result, there is significant uncertainty as to the timing of any non-controlling interest purchases in the future. The value assigned to the purchase of a non-controlling interest is based, in each case, on a multiple of earnings before interest and taxes of Atlanta Capital at specified points in the future. As a result, these interests are considered redeemable at other than fair value and changes in the redemption value of these interests are recognized in net income attributable to non-controlling and other beneficial interests.

Net income attributable to non-controlling and other beneficial interests in fiscal 2016 and 2015 reflects an increase of $0.2 million and a decrease of $0.2 million, respectively, in the estimated redemption value of redeemable non-controlling interests in Atlanta Capital. Net income attributable to non-controlling and other beneficial interests in fiscal 2014 reflects an increase of $5.3 million in the estimated redemption value of redeemable non-controlling interests in Atlanta Capital and Parametric Risk Advisors. Non-controlling interests in Parametric Risk Advisors redeemable at other than fair value were fully redeemed in fiscal 2014. Any future payments made to the non-controlling interest holders of Atlanta Capital upon execution of the puts and calls described above will reduce temporary equity.

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

The components of net income attributable to non-controlling and other beneficial interests for the years ended October 31, 2016, 2015 and 2014 were as follows:

(in thousands)	2016	2015	2014
Consolidated sponsored funds	$43	$1,752	$318
Majority-owned subsidiaries	(13,525)	(15,673)	(15,950)
Non-controlling interest value adjustments(1)	(200)	204	(5,311)
Consolidated CLO entities	(9,768)	5,825	4,095
Net income attributable to non-controlling and other beneficial interests	$(23,450)	$(7,892)	$(16,848)

(1)	Relates to non-controlling interests redeemable at other than fair value.

18.	Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), net of tax, for the years ended October 31, 2016, 2015 and 2014 are as follows:

(in thousands)	Unamortized net gains (losses) on derivatives(1)	Net unrealized holding gains (losses) on available-for- sale investments(2)	Foreign currency translation adjustments(3)	Total
Balance at October 31, 2013	$648	$4,504	$(5,329)	$(177)
Other comprehensive income (loss), before reclassifications and tax	-	1,735	(15,984)	(14,249)
Tax impact	-	(690)	(2,972)	(3,662)
Reclassification adjustments, before tax	22	131	-	153
Tax impact	(9)	(52)	-	(61)
Net current period other comprehensive income (loss)	13	1,124	(18,956)	(17,819)
Balance at October 31, 2014	$661	$5,628	$(24,285)	$(17,996)
Other comprehensive loss, before reclassifications and tax	-	(8)	(28,877)	(28,885)
Tax impact	-	3	(115)	(112)
Reclassification adjustments, before tax	22	(2,992)	463	(2,507)
Tax impact	(9)	1,102	(179)	914
Net current period other comprehensive income (loss)	13	(1,895)	(28,708)	(30,590)
Balance at October 31, 2015	$674	$3,733	$(52,993)	$(48,586)
Other comprehensive income (loss), before reclassifications and tax	-	732	(8,220)	(7,488)
Tax impact	-	(303)	-	(303)
Reclassification adjustments, before tax	22	(2,082)	-	(2,060)
Tax impact	(9)	863	-	854
Net current period other comprehensive income (loss)	13	(790)	(8,220)	(8,997)
Balance at October 31, 2016	$687	$2,943	$(61,213)	$(57,583)

(1)	Amounts reclassified from accumulated other comprehensive income (loss), net of tax, represent the amortization of net gains (losses) on interest rate swaps over the life of the Company's Senior Notes into interest expense on the Consolidated Statements of Income.
(2)	Amounts reclassified from accumulated other comprehensive income (loss), net of tax, represent gains (losses) on disposal of available-for-sale securities that were recorded in gains (losses) and other investment income, net, on the Consolidated Statements of Income.
(3)	Amounts reclassified from accumulated other comprehensive income (loss), net of tax, represent the realization of foreign currency translation losses on a consolidated sponsored fund denominated in Euros that was deconsolidated during fiscal 2015. These amounts were recorded in gains (losses) and other investment income, net, on the Consolidated Statements of Income.

19.	Earnings per Share

The following table sets forth the calculation of earnings per basic and diluted share for the years ended October 31, 2016, 2015 and 2014:

(in thousands, except per share data)	2016	2015	2014
Net income attributable to Eaton Vance Corp. shareholders	$241,307	$230,299	$304,316
Less: Allocation of earnings to participating restricted shares	-	3,885	7,611
Net income available to common shareholders	$241,307	$226,414	$296,705
Weighted-average shares outstanding – basic	109,914	113,318	116,440
Incremental common shares	4,068	4,837	5,155
Weighted-average shares outstanding – diluted	113,982	118,155	121,595
Earnings per share:
Basic	$2.20	$2.00	$2.55
Diluted	$2.12	$1.92	$2.44

Antidilutive common shares related to stock options and unvested restricted stock excluded from the computation of earnings per diluted share were approximately 11.9 million, 7.8 million and 5.1 million for the years ended October 31, 2016, 2015 and 2014, respectively.

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

The Company has entered into transactions in financial instruments in which it has sold securities, not yet purchased, as part of its corporate hedging program. As of October 31, 2015, the Company had $3.0 million included within other liabilities on its Consolidated Balance Sheet related to securities sold, not yet purchased. The Company did not hold any positions related to securities sold, not yet purchased on its Consolidated Balance Sheet as of October 31, 2016.

The Company leases certain office space and equipment under non-cancelable operating leases. The office space leases expire over various terms that extend through 2034. Certain of the leases contain renewal options. The lease payments are recognized on a straight-line basis over the non-cancelable term of each lease plus any anticipated extensions. Rent expense under these leases in fiscal 2016, 2015 and 2014 totaled $21.2 million, $21.5 million and $20.7 million, respectively. Future minimum lease commitments are as follows:

Year Ending October 31,
(in thousands)	Amount(1)
2017	$21,887
2018	22,554
2019	22,821
2020	22,396
2021	20,149
2022 – thereafter	236,476
Total	$346,283

(1)	Future minimum lease payments have not been reduced by minimum sublease rentals of $0.1 million due in the future.

The Company subleases to unaffiliated third parties office space under operating leases that expire over various terms. The sublease payments are recognized on a straight-line basis over the non-cancelable terms of the subleases. Rental income under these subleases totaled $0.3 million, $1.3 million and $1.2 million for the fiscal years ended October 31, 2016, 2015 and 2014, respectively. Future minimum rental payments to be received under subleases are as follows:

Year Ending October 31,
(in thousands)	Amount
2017	53
2018	53
2019(1)	30
Total	$136

(1)	There are no future minimum lease payments due to the Company in periods after fiscal 2019.

Other commitments and contingencies include future payments to be made upon the exercise of puts and calls of non-controlling interests in Atlanta Capital; puts and calls related to indirect profit interests issued pursuant to the Atlanta Capital Plan and the Parametric Plan; and the contingent payment to be made to the selling shareholders of TABS, as more fully described in Note 10.

21.	Related Party Transactions

Sponsored Funds

The Company is an investment adviser to, and has administrative agreements with, certain sponsored mutual funds, privately offered funds and closed-end funds for which certain employees are officers and/or directors. Substantially all of the services to these entities for which the Company earns a fee, including investment advisory, distribution, shareholder and administrative services, are provided under contracts that set forth the services to be provided and the fees to be charged. Certain of these contracts are subject to annual review and approval by the funds’ boards of directors or trustees. Revenues for services provided or related to these funds for the years ended October 31, 2016, 2015 and 2014 are as follows:

(in thousands)	2016	2015	2014
Investment advisory and administrative fees	$809,102	$865,792	$900,478
Distribution fees	71,784	73,468	77,697
Service fees	107,684	116,448	125,713
Shareholder service fees	2,433	2,641	2,315
Other revenue	2,133	2,384	2,093
Total	$993,136	$1,060,733	$1,108,296

For the years ended October 31, 2016, 2015 and 2014, the Company had investment advisory agreements with certain sponsored funds pursuant to which the Company contractually waived $15.1 million, $13.0 million and $12.3 million, respectively, of investment advisory fees it was otherwise entitled to receive.

Sales proceeds and net realized gains (losses) for the years ended October 31, 2016, 2015 and 2014 from investments in sponsored funds classified as available-for-sale, including sponsored funds accounted for under the equity method, are as follows:

(in thousands)	2016	2015	2014
Proceeds from sales	$10,895	$44,736	$79,829
Net realized gains (losses)	2,154	3,943	(81)

The Company bears the non-advisory expenses of certain sponsored funds for which it earns an all-in management fee and provides subsidies to startup and other smaller sponsored funds to enhance their competitiveness. For the years ended October 31, 2016, 2015 and 2014, expenses of $24.4 million, $22.5 million and $21.7million, respectively, were incurred by the Company pursuant to these arrangements.

Included in investment advisory and other receivables at October 31, 2016 and 2015 are receivables due from sponsored funds of $88.7 million and $89.2 million, respectively and payables to sponsored funds of $1.6 million and $0.6 million, respectively.

Loan to Affiliate

On December 23, 2015, EVMC, a wholly owned subsidiary of the Company, loaned $5.0 million to Hexavest under a term loan agreement to seed a new investment strategy. The loan renews automatically for an additional one-year period on each anniversary date unless written termination notice is provided by EVMC. The loan earns interest equal to the one-year Canadian Dollar Offered Rate plus 200 basis points, which is payable quarterly in arrears. Hexavest may prepay the loan in whole or in part at any time without penalty. During fiscal 2016, the Company recorded $128,000 of interest income related to the loan in gains (losses) and other investment income, net, on the Company’s Consolidated Statement of Income. As of October 31, 2016, the Company has included $13,000 of interest receivable on the loan within other assets on its Consolidated Balance Sheet.

Hexavest Agreements

The Company has an agreement with Hexavest whereby the Company compensates Hexavest for sub-advisory services and Hexavest reimburses the Company for a portion of fund subsidies related to certain investment companies for which the Company is the investment adviser. The Company paid Hexavest $0.3 million, $0.3 million and $0.2 million in sub-advisory fees in fiscal 2016, 2015 and 2014, respectively, and the Company received $0.2 million and $1.2 million in fiscal 2016 and 2015, respectively, from Hexavest for reimbursement of fund subsidies. The reimbursement of fund subsidies the Company received from Hexavest in fiscal 2014 were negligible. The net amount due to Hexavest under this arrangement and included in other liabilities at both October 31, 2016 and 2015 was $0.1 million. In addition, the Company has an agreement with Hexavest whereby the Company is reimbursed for costs related to the sale of certain institutional separately managed accounts. During fiscal 2016, 2015 and 2014, the Company earned $2.4 million, $2.4 million and $2.1 million under this arrangement. The net amount due from Hexavest under this arrangement and included in other assets was $0.3 million and $0.2 million at October 31, 2016 and 2015, respectively.

Employee Loan Program

The Company has established an Employee Loan Program under which a maximum of $20.0 million is available for loans to officers (other than executive officers) and other key employees of the Company for purposes of financing the exercise of employee stock options. Loans are written for a seven-year period, at varying fixed interest rates (currently ranging from 0.9 percent to 2.9 percent), are payable in annual installments commencing with the third year in which the loan is outstanding, and are collateralized by the stock issued upon exercise of the option. All loans under the program must be made on or before October 31, 2018. Loans outstanding under this program, which are full recourse in nature, are reflected as notes receivable from stock option exercises in shareholders’ equity, and totaled $12.1 million and $11.1 million at October 31, 2016 and 2015, respectively.

22.	Regulatory Requirements

The Company is required to maintain net capital in certain regulated subsidiaries within a number of jurisdictions. Such requirements may limit the Company’s ability to make withdrawals of capital from these subsidiaries.

Eaton Vance Distributors, Inc. (“EVD”), a wholly owned subsidiary of the Company and principal underwriter of the Eaton Vance and Parametric funds, is subject to the U.S Securities and Exchange Commission’s uniform net capital rule, which requires the maintenance of minimum net capital. For purposes of this rule, EVD had net capital of $67.1 million, which exceeds its minimum net capital requirement of $3.6 million at October 31, 2016. The ratio of aggregate indebtedness to net capital at October 31, 2016 was 0.80-to-1.

At October 31, 2016, the Company was required to maintain net capital in certain other regulated subsidiaries. The Company was in compliance with all applicable regulatory minimum net capital requirements.

23.	Concentrations of Credit Risk and Significant Relationships

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents held. The Company maintains cash and cash equivalents with various financial institutions. Cash deposits maintained at a financial institution may exceed the federally insured limit.

During the fiscal years ended October 31, 2016, 2015 and 2014, there were no managed portfolios, related funds or other clients that provided over 10 percent of the total revenue for the Company.

24.	Geographic Information

Revenues and long-lived assets by principal geographic areas for the years ended and as of October 31, 2016, 2015 and 2014 are as follows:

(in thousands)	2016	2015	2014
Revenue:
U.S.	$1,289,830	$1,340,760	$1,376,107
International	53,030	62,803	74,187
Total	$1,342,860	$1,403,563	$1,450,294

(in thousands)	2016	2015	2014
Long-lived Assets:
U.S.	$42,153	$43,596	$44,279
International	2,274	1,347	1,372
Total	$44,427	$44,943	$45,651

International revenues and long-lived assets are attributed to countries based on the location in which revenues are earned.

25.	Comparative Quarterly Financial Information (Unaudited)

	2016
(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year

Total revenue	$331,556	$323,290	$341,168	$346,846	$1,342,860
Operating income	$100,625	$95,768	$106,725	$111,150	$414,268
Net income	$63,232	$69,455	$65,774	$66,296	$264,757
Net income attributable to Eaton Vance Corp. shareholders	$58,386	$54,967	$62,899	$65,055	$241,307
Earnings per Share:
Basic	$0.52	$0.50	$0.57	$0.59	$2.20
Diluted	$0.50	$0.48	$0.55	$0.57	$2.12

	2015
(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year

Total revenue	$354,930	$351,664	$355,511	$341,458	$1,403,563
Operating income	$50,560	$122,221	$116,733	$110,933	$400,447
Net income	$32,509	$75,893	$68,974	$60,815	$238,191
Net income attributable to Eaton Vance Corp. shareholders	$29,003	$70,384	$68,709	$62,203	$230,299
Earnings per Share:
Basic	$0.25	$0.61	$0.60	$0.55	$2.00
Diluted	$0.24	$0.58	$0.57	$0.53	$1.92

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Eaton Vance Corp.:

We have audited the accompanying consolidated balance sheets of Eaton Vance Corp. and subsidiaries (the “Company”) as of October 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended October 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Eaton Vance Corp. and subsidiaries as of October 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of October 31, 2016, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 21, 2016 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts

December 21, 2016

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2016. Disclosure controls and procedures are designed to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rule and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to allow timely decisions regarding required disclosure. Our CEO and CFO participated in this evaluation and concluded that, as of October 31, 2016, our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting that occurred during the fourth quarter of our fiscal year ended October 31, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Management on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting.

Management has evaluated the effectiveness of the Company’s internal control over financial reporting as of October 31, 2016 based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment, management concluded that the Company’s internal control over financial reporting was effective as of October 31, 2016.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited the financial statements that are included in this annual report and expressed an opinion thereon. Deloitte & Touche LLP has also expressed an opinion on the effectiveness of the Company’s internal control over financial reporting as of October 31, 2016. This Report appears on page 123.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Eaton Vance Corp.:

We have audited the internal control over financial reporting of Eaton Vance Corp. and subsidiaries (the “Company”) as of October 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2016, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended October 31, 2016 of the Company and our report dated December 21, 2016 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts

December 21, 2016

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the name, age and positions of each of our directors, executive officers and certain other significant employees of Eaton Vance Corp., unless otherwise noted, at October 31, 2016:

Name	Age	Position

Thomas E. Faust Jr.	58	Chairman of the Board, Chief Executive Officer and President
Ann E. Berman	64	Director
Leo I. Higdon, Jr.	70	Director
Brian D. Langstraat	48	Director, Chief Executive Officer of Parametric Portfolio Associates LLC
Dorothy E. Puhy	65	Director
Winthrop H. Smith, Jr.	67	Director
Richard A. Spillane, Jr.	65	Director
Jeffrey P. Beale	60	Vice President and Chief Administrative Officer
Laurie G. Hylton	50	Vice President, Chief Financial Officer and Chief Accounting Officer
Frederick S. Marius	53	Vice President, Secretary and Chief Legal Officer
Edward J. Perkin	44	Vice President and Chief Equity Investment Officer of Eaton Vance Management
Payson F. Swaffield	60	Vice President and Chief Income Investment Officer of Eaton Vance Management
Matthew J. Witkos	50	President of Eaton Vance Distributors, Inc.

Our directors are each elected annually by the holders of our Voting Common Stock.

Mr. Faust has served as Chairman of the Board and Chief Executive Officer since November 2007. Mr. Faust was elected President of the Company in January 2006 and served as Chief Investment Officer of Eaton Vance Management from November 2001 until October 2007. He was Executive Vice President of the Company from January 2000 through January 2006 and a Vice President of Eaton Vance Management from December 1987 to January 2000. He has been a Director of the Company since January 2002. Mr. Faust serves as a member of the Executive and Management Committees established by the Company’s Board of Directors.

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

Mr. Higdon has served as a Director of the Company since January 2000. He is the lead independent Director and serves as a member of the Compensation and Executive Committees established by the Company’s Board of Directors. Mr. Higdon served as President of Connecticut College from June 2006 to December 2013 and as President of the College of Charleston from October 2001 to June 2006. Mr. Higdon has been a Director of HealthSouth Corporation since 2004, where he is currently Chairman of the Board. Mr. Higdon has also served as a Director of Citizens Financial Group, Inc. since September 2014.

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

Ms. Puhy has served as a Director of the Company since April 2006. She is Chairwoman of the Nominating and Governance Committee established by the Company’s Board of Directors and serves as a member of the Audit Committee. Ms. Puhy has served as Executive Vice President and Chief Operating Officer of Dana-Farber Cancer Institute, a cancer treatment and research center, since July 2012. Prior to taking the role of Chief Operating Officer, Ms. Puhy served as Chief Financial Officer of Dana-Farber Cancer Institute from March 2004 until July 2012. Ms. Puhy has been a Director of Abiomed, Inc. since 2003, where she is currently lead independent Director. Ms. Puhy has also served as a Director of Blue Cross Blue Shield of Massachusetts since September 2012.

Ms. Puhy’s extensive experience in the areas of finance, strategic planning and business led the Company’s Board of Directors to conclude that Ms. Puhy should serve as a Director of Eaton Vance Corp.

Mr. Smith has served as a Director of the Company since April 2004. He is Chairman of the Compensation Committee and serves as a member of the Nominating and Governance and Audit Committees established by the Company’s Board of Directors. Mr. Smith has served as Chairman of Summit Ventures LLC, a private investment firm, since October 2001. Mr. Smith has also been a Director of AGF Management Ltd. since 2002. He was formerly an Executive Vice President of Merrill Lynch & Co., a wealth management firm.

Mr. Smith’s financial and leadership experience at Merrill Lynch & Co. provides him with valuable insights on running a large, complex financial services company with diverse worldwide operations. The Board concluded that Mr. Smith should serve as a Director of Eaton Vance Corp. based upon that experience.

Mr. Spillane has served as a Director of the Company since April 2009. He serves as a member of the Executive, Nominating and Governance, and Compensation Committees established by the Company’s Board of Directors. Mr. Spillane has been an Adjunct Professor at Babson College since 2008. Mr. Spillane held a variety of positions during his 20-year career at Fidelity Investments, and most recently served as President of Strategic Advisors Inc., a Registered Investment Advisor subsidiary of Fidelity Investments, from 2005 to 2007.

Mr. Spillane’s experience at Fidelity Investments provides him with valuable insights into the financial services industry. The Board concluded that Mr. Spillane should serve as a Director of Eaton Vance Corp. based upon that experience.

Mr. Beale has been a Vice President of Eaton Vance Management since August 1998 and a Vice President and Chief Administrative Officer of the Company since January 2000. Mr. Beale is a member of the Company’s Management Committee.

Ms. Hylton has served as Chief Financial Officer of the Company since March 2012. Ms. Hylton has been a Vice President of the Company since June 1994 and the Chief Accounting Officer of the Company since October 1997. She was the Internal Auditor of the Company from June 1994 to October 1997. Ms. Hylton is a member of the Company’s Management Committee.

Mr. Marius has been a Vice President and attorney with Eaton Vance Management since April 2004 and Chief Legal Officer of the Company since June 2008. Mr. Marius has also been a Vice President and Secretary of the Company since November 2007, and was also Deputy Chief Legal Officer of the Company from November 2007 to June 2008. Mr. Marius is a member of the Company’s Management Committee.

Mr. Perkin has served as Vice President and Chief Equity Investment Officer of Eaton Vance Management since April 2014. Mr. Perkin joined Eaton Vance from Goldman Sachs Asset Management, an investment and advisory solutions firm, where he had been Chief Investment Officer of International and Emerging Markets Equity since August 2012 and was Chief Investment Officer of European Equity and lead portfolio manager for European Equity from April 2008 through August 2012. Mr. Perkin is a member of the Company’s Management Committee.

Mr. Swaffield has been a Vice President of Eaton Vance Management since January 1992 and the Chief Income Investment Officer of Eaton Vance Management since November 2007. Mr. Swaffield is a member of the Company’s Management Committee.

Mr. Witkos has served as President of Eaton Vance Distributors, Inc. (“EVD”), a wholly owned subsidiary of the Company, since May 2007. Mr. Witkos is a member of the Company’s Management Committee.

There are no family relationships among any of our directors or executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and Directors and persons who own more than ten percent of a registered class of the Company’s equity securities to file forms reporting their affiliation with the Company and reports of ownership and changes in ownership of the Company’s equity securities with the Securities and Exchange Commission (“SEC”) and the New York Stock Exchange (“NYSE”). These persons and entities are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge, based on a review of the copies of such reports furnished to us and representations from certain reporting persons that no reports were required, all Section 16(a) filing requirements applicable to such individuals were complied with for fiscal 2016.

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

We intend to post on our website, www.eatonvance.com, all disclosures that are required by law or NYSE listing standards concerning any amendments to, or waivers from, any provision of our Codes of Ethics. This information can be found under “Corporate Governance” on the “Investor Relations” section of our website.

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

Our governance guidelines and committee charters are reviewed periodically and updated as necessary to reflect changes in regulatory requirements and evolving oversight practices. Our governance guidelines were adopted by our Board to, among other things, comply with corporate governance requirements contained in the NYSE listing standards and make other enhancements to our Company’s corporate governance policies, including creating the role of lead independent Director. Leo I. Higdon, Jr. serves as the lead independent Director. The lead independent Director is responsible for coordinating the activities of our non-management Directors, coordinating with our Chairman to set the agenda for Board meetings, chairing meetings of our non-management Directors, and leading our Board’s performance evaluation of our Chief Executive Officer. Our Board has three functional committees: an Audit Committee, a Compensation Committee and a Nominating and Governance Committee. The Board of Directors also maintains an Executive Committee consisting, as of October 31, 2016, of Mr. Faust as Chairman, Chief Executive Officer and President, Mr. Higdon as lead independent Director, and Richard A. Spillane, Jr. The Executive Committee may act on behalf of the Board of Directors during circumstances that prevent the full Board from meeting, but is otherwise inactive. Our governance guidelines, as well as the charter for each functional committee of our Board, are available on our website at www.eatonvance.com or by calling Investor Relations at 617-482-8260. In accordance with NYSE rules, we may also make disclosure of the following on our website:

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

Compensation Committee

The Compensation Committee of our Board of Directors assists the Board of Directors in its oversight and evaluation responsibilities relating to compensation matters. The Compensation Committee has overall responsibility for evaluating and approving the structure, operation and effectiveness of our compensation plans, policies and programs. The specific responsibilities and functions of our Compensation Committee are described in our Compensation Committee Charter. The charter is available on our website at www.eatonvance.com or by calling Investor Relations at 617-482-8260.

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

Our overriding compensation philosophy is that executive compensation should consist primarily of annual performance-based cash awards, long-term equity awards and long-term deferred cash incentive awards, with base salary representing a lesser component of total compensation. Long-term equity awards generally take the form of options to acquire Eaton Vance Non-Voting Common Stock, restricted shares of Eaton Vance Non-Voting Common Stock, performance-based awards of restricted shares of Eaton Vance Non-Voting Common Stock and, in circumstances where an executive officer is employed by one of our majority-owned subsidiaries, indirect profit interests in such subsidiary and phantom incentive units granted under subsidiary-specific long-term equity plans. Long-term deferred cash incentive awards generally take the form of performance awards granted to eligible investment professionals for generating above-benchmark investment returns over a multi-year time frame. We believe the appropriate combination of performance-based annual incentives, long-term equity awards and long-term cash incentive awards encourages our management to focus on investment performance, financial performance and long-term stock price performance, thereby aligning the interests of management with those of our shareholders. Employees at higher total compensation levels generally receive a greater percentage of their total compensation payable in long-term incentives and a lesser percentage in current cash compared to employees who are paid less. We believe that the proportion of compensation that is “at risk” (performance-based awards, long-term equity awards and long-term cash incentive awards) should rise as an employee’s level of responsibility rises. In general, executive officers with the highest levels of responsibility have the lowest percentage of their compensation fixed in the form of base salary and the highest percentage of their compensation at risk.

Compensation opportunities in excess of base salary for our Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and the three other most highly compensated officers in any given year (collectively, the “named executive officers”) are based on measurable goals for the Company. Targeted total compensation is designed to be competitive and is benchmarked against our peer group, as defined below. Our emphasis is on total compensation and pay for performance. As a result, determination of total compensation attempts to take into consideration the overall performance of the Company as well as the individual performance of the named executive officer. While the Company does not establish explicit targeted total compensation levels relative to our peer group, the Company does benchmark compensation for named executive officers against executive officers of peer group companies. Base compensation of our named executive officers is typically benchmarked against median peer group base compensation, while the total cash compensation target range is typically benchmarked against the 50th to 75th percentile of our peer group. All of our named executive officers are employed at will, without employment, severance or change in control agreements.

In the first quarter of each fiscal year, our CEO presents a set of corporate goals and objectives for the upcoming year to our Board of Directors (the “Board”). Some of the goals and objectives are consistent from year-to-year while others may vary, reflecting known initiatives to be undertaken in the current year. In fiscal 2016, the Compensation Committee of our Board (the “Committee”) considered the Company’s success in light of the following goals and objectives:

•	Maintain favorable investment performance;
•	Achieve high-single-digit internal growth and positive organic revenue growth;
•	Commercialize NextShares™ exchange-traded managed funds;
•	Maintain stable financial condition and continued fiscal discipline; and
•	Continue to build the record and reputation of Eaton Vance as an industry leader.

Individual performance is evaluated based on the executive’s role in achieving these goals and objectives and adherence to our core values. Our core values consist of the following:

•	Integrity
•	Professionalism
•	Teamwork
•	Client focus
•	Creativity/adaptability
•	Excellence

In considering the performance of the Company and its named executive officers in fiscal 2016, the Committee reviewed the following:

•	Stock performance: As of October 13, 2016 (latest practicable date prior to the annual Compensation Committee meeting), the 12.0 percent total return of Eaton Vance Non-Voting Common Stock over the preceding year exceeded the -4.1 percent average total return of 15 competing mid-cap and large-cap U.S. publicly traded asset managers (Affiliated Managers Group, Inc., AllianceBernstein L.P., Artisan Partners Asset Management Inc., BlackRock, Inc., Cohen & Steers, Inc., Federated Investors, Inc., Franklin Resources, Inc., GAMCO Investors, Inc., Invesco Ltd., Janus Capital Group, Inc., Legg Mason, Inc., OM Asset Management plc, T.Rowe Price Group, Inc., Virtus Investment Partners, Inc. and Waddell & Reed Financial, Inc.) and the 6.4 percent total return of the S&P 500 for the same period. As of the same date, the annual total return of Eaton Vance Non-Voting Common Stock also exceeded the average of peer manager stocks over three years (1.6 percent vs. -2.8 percent), five years (12.8 percent vs. 11.2 percent) and ten years (5.0 percent vs. 2.4 percent).
•	Financial performance: Fiscal 2016 adjusted earnings per diluted share were 7 percent below adjusted earnings per diluted share in fiscal 2015.
•	Business growth: Fiscal 2016 represented Eaton Vance’s 21st consecutive year of positive net flows. In fiscal 2016, we realized six percent internal growth in managed assets and one percent internal revenue growth.
•	Performance of managed assets: We continued to achieve strong investment performance across a broad range of investment strategies in fiscal 2016. In the annual Barron’s/Lipper rankings of Best Mutual Fund Families for calendar 2015, Eaton Vance Funds ranked 2nd overall among 67 fund families rated for one-year performance, 17th among 58 fund families based on five-year returns and 11th among 52 families for ten-year performance. As of September 30, 2016, 56 of our U.S. mutual funds were rated 4 or 5 stars by MorningstarTM for at least one class of shares, including 24 five-star rated funds. As of that date, 74 percent of the net assets of Eaton Vance and Parametric mutual funds were in funds ranking in the top half of their Morningstar peer group for one-year total return, 78 percent for three-year total return, 72 percent for five-year total return and 71 percent for ten-year total return.

•	Custom Beta initiative: In fiscal 2016, net flows into Custom Beta retail and high-net-worth separate accounts equated to 28 percent internal growth. During the fiscal year, we also developed and made progress implementing a new Custom Beta strategic plan that integrates the Company’s investment management and distribution resources across Eaton Vance and Parametric.
•	NextShares initiative: NextShares achieved a series of milestones in fiscal 2016, including the launch of the first Eaton Vance-sponsored NextShares funds in February and March, the July announcement that UBS Financial Services intends to begin offering NextShares through its U.S. financial advisors network in 2017 and the introduction by Ivy Funds of the first non-Eaton Vance NextShares funds in October.
•	Global build-out: During fiscal 2016 we made strategic hires in London and Singapore to expand our investment and distribution presence outside of the U.S.
•	Legal and regulatory compliance: Eaton Vance had a clean legal and regulatory year in fiscal 2016.
•	Relationships with fund trustees and other client constituencies: The Company continues to maintain excellent relations with the independent trustees of the Eaton Vance mutual funds and other key client constituencies.
•	Partnerships with leading distributors: Eaton Vance continues to enjoy close relationships and constructive working partnerships with leading fund distributors and other financial intermediaries in the U.S. and internationally.
•	Financial management and risk management: Eaton Vance continues to maintain a prudent financial position, as reflected in our A-/A3 credit rating and strong balance sheet. At the end of the fiscal year, we held $510 million of cash, cash equivalents and short-term debt investments and $313 million of seed capital investments. We have $574 million of long-term debt maturing in 2017 and 2023. Our $300 million revolving credit facility was unused during the fiscal year.
•	Corporate culture and employee retention: Eaton Vance continues to maintain a corporate culture that is conducive to high levels of employee retention and long-term business performance. In fiscal 2016, we had no notable departures in senior management, administrative or investment group leadership other than retirements.

The Committee did not assign specified weights to any of these factors.

Compensation Setting Process

Role of our Compensation Committee

The Committee has overall responsibility for evaluating and approving the structure, operation and effectiveness of our compensation plans, policies and programs for all employees. The Committee consists of Ann E. Berman, Leo I. Higdon, Jr., Winthrop H. Smith, Jr. and Richard A. Spillane, Jr. Mr. Smith serves as Chairman. Each member of the Committee is an independent director as defined under the applicable rules of the NYSE and the SEC, an “outside director” for purposes of Section 162(m) of the Internal Revenue Code and a “non-employee director” for purposes of Rule 16b-3 of the Securities Exchange Act of 1934. The Committee is specifically charged with the following:

•	To review and approve the corporate goals and objectives relevant to the compensation of our CEO, to evaluate our CEO’s performance in light of these goals and objectives and, based on this evaluation, make recommendations to the Board for the independent Directors to approve our CEO’s compensation level (including any long-term incentive or other compensation under any incentive-based or equity-based compensation plan);

•	To review management’s recommendations and make recommendations to the Board with respect to Director and other non-CEO executive officer compensation above certain limits established by the Board, provided, however, that the Committee has full decision-making powers with respect to compensation intended to be performance-based compensation within the meaning of Section 162(m) of the Internal Revenue Code;
•	To retain compensation consultants as necessary or desirable to assist in their evaluation, including competitive benchmarking, of Director, CEO or senior executive compensation programs or arrangements. The Committee has authority to obtain advice and assistance from internal or external legal, accounting or other advisors;
•	To review management’s recommendations and make recommendations to the Board with respect to incentive-based cash compensation and equity-based compensation plans and programs that are subject to Board approval, and that may be applicable to all or any portion of the employees of the Company and/or its subsidiaries; and
•	To exercise all power and authority of the Board in the administration of our equity-based incentive compensation plans.

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

Use of Compensation Consultants in Determining Executive Compensation

The Committee’s Charter provides the Committee the authority to retain an independent outside executive compensation consulting firm to assist in evaluating our policies and practices regarding executive compensation and provide objective advice regarding the competitive landscape. In fiscal 2016, the Committee relied on third-party executive pay analyses obtained as described below and did not hire an external consultant to assist them in their evaluation of pay practices for our named executive officers.

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

Affiliated Managers Group, Inc.	Legg Mason, Inc.
AllianceBernstein L.P.	MFS Investment Management
Artisan Partners Asset Management Inc.	Nuveen Investments
Franklin Resources, Inc.	Putnam Investments
Invesco Ltd.	T. Rowe Price Group, Inc.
Janus Capital Group, Inc.	Waddell & Reed Financial, Inc.

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

As part of our annual executive compensation review process in October 2016, our CEO, Chief Administrative Officer, CFO, Chief Equity Investment Officer, Chief Income Investment Officer, the CEO of Parametric Portfolio Associates LLC (“Parametric”) and the Director of Human Resources reviewed the results of this analysis with the Committee, highlighting market trends identified regarding the types of compensation offered to executive officers, the mix of compensation components and the relationship between company performance and executive pay. In executive session, the Committee reviewed our CEO’s pay in relation to total compensation and the Company’s net income and revenue.

Elements of Executive Compensation

Total compensation for our named executive officers consists of the following elements:

•	Base salary
•	Annual performance-based cash incentive awards
•	Long-term equity incentive awards
•	Long-term cash incentive awards
•	Retirement plan benefits
•	Non-qualified compensation plan benefits
•	Other benefits and perquisites

Base Salary

Base salaries for our named executive officers are intended to provide a fixed level of cash compensation that is appropriate given the executive’s role in the organization. Generally, base salaries are determined by 1) scope of responsibility and complexity of position, 2) performance history, 3) tenure of service, 4) internal equity within the Company’s salary structure, and 5) relative salaries of persons holding similar positions at companies within our designated peer group. In addition to other considerations, base salaries are designed to reward industry knowledge and experience. Base salaries are also reviewed at the time of promotion or significant change in job scope and responsibilities. In October 2015, the Committee made the determination not to increase the fiscal 2016 base salaries of our named executive officers.

Consistent with our desire to have the majority of total compensation paid to named executive officers at risk in the form of incentive compensation, 7 percent of our total current named executive officers’ compensation in fiscal 2016 (as defined in the Summary Compensation Table) was paid in the form of base salaries.

Annual Performance-based Cash Incentive Awards

Our annual performance-based cash incentive awards for named executive officers are designed to advance the interests of the Company and its shareholders by linking the compensation of our senior executives to performance and the achievement of key financial goals in the current fiscal year. Annual performance-based cash incentive awards complement our long-term equity incentive plans and our long-term cash incentive plan, which are designed to reward performance over a multi-year period. A substantial portion of our named executive officers’ total compensation is in the form of annual performance-based cash compensation.

We maintain performance-based incentive pools for all eligible officers of the Company and its majority-owned subsidiaries, other than those officers who are compensated under sales-based incentive plans. The performance-based incentive pools covering the named executive officers under the Executive Performance-Based Compensation Plan and all bonus-eligible employees are calculated each year as a substantially fixed percentage of adjusted operating income, an internally derived non-GAAP performance measure, defined as operating income adjusted to exclude stock-based compensation, expense associated with the performance-based incentive pool, operating results of consolidated funds, non-recurring expenses related to closed-end fund offerings, operating results of consolidated CLO entities, amortization of intangible assets and income attributable to non-controlling and other beneficial interests of majority-owned operating subsidiaries, and adjusted to include the Company’s equity in net income of Hexavest (“adjusted operating income”). We believe that adjusted operating income is a key indicator of our ongoing profitability and therefore use this measure as the basis for calculating performance-based cash incentives for eligible officers. The performance-based incentive pools represent the funds out of which the executive officers, along with all other officers of the Company and its majority-owned subsidiaries, are paid, but do not themselves factor into the calculation of annual performance-based cash incentive awards for named executive officers as calculated under the Executive Performance-Based Compensation Plan as more fully described below. The Committee reviews analyses prepared by management annually as to the calculation of the performance-based incentive pools, historical trends, and the allocation of each pool among executive and non-executive officers.

Annual performance-based incentive awards paid under the Executive Performance-Based Compensation Plan to executive officers of the Company, Eaton Vance Management and Eaton Vance Distributors, Inc. (“EVD”) are based upon the achievement of a specified performance target for the Company. The performance target is determined at the beginning of each performance period, taking into consideration the performance target of the prior year, forecasted future earnings and the requirements of Section 162(m) of the Internal Revenue Code. Once it is determined that the performance target has been met, the calculation of individual awards under the plan are determined. The Committee is responsible for determining eligibility for participation in the Executive Performance-Based Compensation Plan and will consider, but has no obligation to follow, recommendations from our CEO as to the designation of Executive Performance-Based Compensation Plan participants. The Committee is also responsible for determining the maximum award potential for each participant, the objective performance goal against which performance will be measured, certifying whether the performance goal has been met and, ultimately, the percentage of the award potential to be paid to each participant upon goal achievement. The maximum award potential for each participant is generally set as a percentage of adjusted operating income achieved in excess of the performance target as defined above. Awards made under our Executive Performance-Based Compensation Plan to executive officers of the Company, Eaton Vance Management, and EVD are capped at $10.0 million for each Executive Performance-Based Compensation Plan participant with respect to each performance period. The actual award paid to a plan participant may consist of all or such portion of the award potential as the Committee in its sole discretion may determine. The Committee does not rely on predetermined formulas or weighted factors in determining whether to reduce the maximum award payable to participants or the extent to which the award should be reduced, but rather considers a number of factors relative to individual and overall Company performance. Historically, the Committee has exercised its discretion to reduce the awards paid to named executive officers and has not granted an incentive award to any named executive officer unless the relevant performance goal has been attained.

In October 2015, the Committee established the performance target for the twelve months ended September 30, 2016, which was the achievement of $121.5 million of adjusted operating income before the performance-based incentive pool. The Committee further established that named executive officers Thomas E. Faust Jr., Laurie G. Hylton, Payson F. Swaffield and Edward J. Perkin were eligible to earn 5.0 percent, 1.5 percent, 3.5 percent and 3.5 percent, respectively, of pre-incentive pool adjusted operating income in excess of that amount for that twelve-month period.

The Company realized adjusted operating income before the performance-based incentive pool of $578.4 million for the twelve months ended September 30, 2016. Adjusted operating income for the period was calculated by adding $71.3 million of stock-based compensation, $85.2 million of expenses associated with the performance-based incentive pool, $1.5 million of operating results of consolidated funds, $2.3 million of non-recurring expenses related to closed-end fund offerings, $0.1 million of operating results of a consolidated CLO entity and $13.4 million of the Company’s equity in net income of Hexavest, and subtracting $13.7 million of net income attributable to non-controlling and other beneficial interests of majority-owned operating subsidiaries from reported operating income of $418.3 million for the period. As a result, the maximum award potential for each named executive officer for the twelve months ended September 30, 2016 was calculated as a percentage of $456.9 million, which represents the difference between pre-incentive pool adjusted operating income of $578.4 million and the pre-established performance target of $121.5 million. The maximum award potential by this measure was $10.0 million for each of Messrs. Faust, Swaffield and Perkin and $6.9 million for Ms. Hylton.

Management provided the Board with a report related to the meeting of the pre-established performance targets, which included a description of the agreed-upon procedures performed by the Company’s Director of Internal Audit relating to the calculation of the performance targets and the maximum award potential for each named executive officer under the plan. Based upon that and other information, the Board certified that the pre-established performance targets were met for the purpose of the plan and that the current named executive officers, Mr. Faust, Ms. Hylton, and Messrs. Swaffield and Perkin, were eligible for maximum potential awards under the Executive Performance-Based Compensation Plan. The Committee then granted performance-based cash incentive awards of $2.6 million, $1.1 million, $2.5 million and $1.9 million to Mr. Faust, Ms. Hylton, and Messrs. Swaffield and Perkin, respectively, which were less than the maximum award potential for each named executive officer.

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

Mr. Langstraat, as an employee of our majority-owned subsidiary Parametric, is not a participant in the Executive Performance-Based Compensation Plan. In approving Mr. Langstraat’s bonus for fiscal 2016, the Committee considered the financial and business performance of Parametric during the fiscal year, Mr. Faust’s views as to Mr. Langstraat’s individual performance and contributions made during the fiscal year, and comparative compensation information provided by an independent third-party compensation specialist. The Committee granted Mr. Langstraat a discretionary bonus of $4.3 million for the fiscal year ended October 31, 2016, reflecting Parametric’s business performance, as well as Mr. Langstraat’s individual contributions to both Parametric and the Company during the year.

Long-term Equity Incentive Awards

Our equity-based compensation plans are designed to align the interests of our executive officers with those of the Company’s shareholders and to complement our annual performance-based cash incentive awards.

The Committee continually evaluates various forms of long-term equity incentive compensation for our executive officers, including grants of options to purchase Eaton Vance Non-Voting Common Stock, awards of restricted shares of Eaton Vance Non-Voting Common Stock and profit units and phantom incentive units granted under subsidiary long-term equity plans. Potential restricted stock awards to named executive officers of the Company, Eaton Vance Management and EVD may be subject to specific performance-based conditions that meet the requirements of Section 162(m) of the Internal Revenue Code.

Long-term equity incentive awards are granted to employees, including named executive officers, at the regularly scheduled November meeting of the Committee, without regard to the timing of release of material information. The meeting is typically held on the first business day in November. Grants to new officers are generally made at the first Board meeting following the employee’s initial day of employment as detailed in his or her offer of employment. The option exercise price for all option grants is equal to the closing price of the Company’s Non-Voting Common Stock on the date of grant. The enterprise values that serve as the basis for grants of profit units and phantom incentive units under subsidiary long-term equity plans are determined using annual appraisals. Long-term equity awards for named executive officers are determined by the Committee after careful consideration of recommendations of management, an analysis of all payments to be made to each named executive officer, competitor information obtained through benchmarking surveys provided by an independent third-party compensation specialist and the Company’s success in light of the goals and objectives set at the beginning of the fiscal year. Such consideration includes subjective elements.

On November 2, 2015, the Committee recommended, and our Board approved, grants of options under the 2013 Omnibus Incentive Plan, as amended and restated (the “2013 Plan”), to our named executive officers to purchase 825,800 shares of Non-Voting Common Stock (358,340, 51,000, 149,020, 177,120 and 90,320 for Mr. Faust, Ms. Hylton, and Messrs. Langstraat, Swaffield and Perkin, respectively), representing 27 percent of all options awarded to employees on that date. The Committee, in determining the amount of each option grant, takes into account both targeted total compensation and targeted cash compensation. In addition, the Committee takes into consideration, among other factors, the existing share ownership of each named executive officer and prior year grant levels. Stock options awarded to our named executive officers are not awarded pursuant to specific performance-based conditions. Also on November 2, 2015, the Committee approved potential future awards to certain of our named executive officers, subject to achieving certain performance conditions, of 139,980 shares of restricted Non-Voting Common Stock (73,320, 11,600, 36,920 and 18,140 for Mr. Faust, Ms. Hylton and Messrs. Swaffield and Perkin, respectively), and also granted 31,280 shares of restricted Non-Voting Common Stock to Mr. Langstraat. These awards represented 14 percent of all restricted stock awards on that date. Restricted stock awards to Mr. Faust, Ms. Hylton and Messrs. Swaffield and Perkin on November 2, 2015 were made with the performance condition that the Company have at least $121.5 million in adjusted operating income in one or more of the following five annual performance periods. These awards were granted on November 2, 2016, based upon the satisfactory attainment of the performance objective for the twelve-month period ended September 30, 2016. Also on November 2, 2015, the Committee approved a grant of 860 indirect profit interests to Mr. Langstraat under the Parametric Portfolio Associates LLC, Long-term Equity Incentive Plan, as amended and restated (the “Parametric Plan”), representing 26 percent of all profit interests granted to Parametric employees on that date.

On January 14, 2015, the Committee approved a potential future award to Mr. Perkin of 17,820 shares of restricted Non-Voting Common Stock. The award was made with the performance condition that the Company have at least $133.3 million in adjusted operating income in one or more of the following five annual performance periods. This award was granted on January 14, 2016, based upon the satisfactory attainment of the performance objective for the twelve-month period ended November 30, 2015.

On October 26, 2016, the Committee recommended, and our Board approved, the 2016 Parametric Phantom Incentive Plan (the “Parametric Phantom Incentive Plan”). The Parametric Phantom Incentive Plan is a long-term equity incentive plan that provides for the award of phantom incentive units to eligible employees of Parametric, including Mr. Langstraat. The goal of the plan is to create a long-term incentive program for key employees of Parametric to attract, retain and motivate key professionals and provide an opportunity for those employees to share in the growth of Parametric. The committee determines who is eligible to participate in the plan and grants may be made to eligible employees on the first business day in November of any given fiscal year. The initial value of a phantom incentive unit is tied to the per unit enterprise value of Parametric on the date of award and the units vest over five years. At each vesting date, the vested portion of the award is adjusted to reflect the current per unit enterprise value of Parametric and the adjusted value of the vested award is settled in an equal value of Eaton Vance Non-Voting Common Stock under the 2013 Plan.

While our equity-based compensation plans are designed to encourage long-term stock ownership, we do not have specific stock ownership requirements or guidelines for our executive officers.

Long-term Cash Incentive Awards

On October 28, 2015, the Committee recommended, and our Board approved, the Deferred Alpha Incentive Plan (the “Deferred Alpha Plan”). The Deferred Alpha Plan is a long-term cash incentive plan that provides for cash incentive awards to eligible investment professionals, including Mr. Perkin, for generating above-benchmark returns over a multi-year time frame in designated managed portfolios. The goal of the plan is to align long-term compensation of investment professionals with long-term investment performance. The Committee determines who is eligible to participate in the plan and grants may be made to eligible employees on the first business day in November of any given fiscal year. Investment performance is measured over the three-year period ending on September 30th of the third year following the award date. Upon the satisfactory attainment of the performance objectives, participating employees will receive a cash payment capped at five times the initial award, not to exceed $10 million.

On November 2, 2015, the Committee recommended, and the Board approved, an award to Mr. Perkin under the Deferred Alpha Plan of $666,667, with a maximum award payout of $3.3 million, based upon the out-

performance of stated investment strategies over the three-year performance period. The relevant performance measures of this award will be evaluated at the end of the three-year period ending September 30, 2018, at which point the award payout will be determined and compensation awarded.

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

Non-qualified Compensation Plan Benefits

Certain of our named executive officers participate in the Company’s unfunded, non-qualified Supplemental Profit Sharing Retirement Plan, which was designed to allow certain key employees to receive profit sharing contributions in excess of the amounts allowed under the Eaton Vance Management Profit Sharing Retirement Plan. Participation in the Supplemental Profit Sharing Retirement Plan has been frozen and is restricted to employees who qualified as participants on November 1, 2002. We did not make any contributions to the plan in fiscal 2016. Participants in the Supplemental Profit Sharing Retirement Plan continue to earn investment returns on their balances commensurate with those earned in the employer-directed portion of the Eaton Vance Profit Sharing and Savings Plan.

Certain of our named executive officers also participate in the Company’s Stock Option Income Deferral Plan, an unfunded, non-qualified plan intended to permit key employees to defer recognition of income upon exercise of non-qualified stock options previously granted by the Company. Participation in the Stock Option Income Deferral Plan has been frozen, with the result that none of our named executive officers are eligible to initiate or add to existing positions in the Stock Option Income Deferral Plan. Income earned on balances in the Stock Option Income Deferral Plan is directly tied to dividend income on the underlying shares of the Company’s Non-Voting Common Stock.

Neither of the plans described above offer preferential above-market earnings. Additional information about these plans, including aggregate earnings and aggregate balances at the end of fiscal 2016 for each of our named executive officers, is included in the table under the heading “Non-qualified Deferred Compensation for Fiscal 2016.”

Other Benefits and Perquisites

As a general rule, we do not provide significant perquisites or other personal benefits to our named executive officers. Our named executive officers are entitled to participate in benefit programs that entitle them to medical, dental, life (up to $500,000 coverage for basic life insurance paid by the Company and up to an additional $200,000 coverage in supplemental life insurance purchased by the employee) and long-term disability insurance coverage that is available to all our employees. In addition to the benefits available to all our employees, we provide executive health screening services and tax return preparation services to our named executive officers and certain other key employees. Dollar amounts associated with these items are set forth in the “All Other Compensation” column of the Summary Compensation Table and related footnotes.

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

Employment Agreements and Provisions for Change of Control

Our named executive officers serve at the will of our Board and do not have individual employment, severance or change of control agreements. Significant elements of compensation, notably unvested stock options, restricted stock grants, indirect profit interests granted under the Parametric Plan, phantom incentive units granted under the Parametric Incentive Plan and long-term cash incentives granted under the Deferred Alpha Plan, are subject to forfeiture in the event that a named executive officer leaves the Company. Unvested stock options awarded prior to October 24, 2012 are not subject to forfeiture if a named executive officer retires consistent with our former retirement policy. The Company’s equity incentive plans and Deferred Alpha Plan include provisions that may accelerate the vesting of awards for all plan participants in the event of a change in control of the Company, as defined in the respective plan.

Executive Compensation in Fiscal 2017

In October 2016, the Committee approved fiscal 2017 base salaries for our executive officers, including our named executive officers. The Committee made the determination not to increase the base salaries of our named executive officers for fiscal 2017.

In October 2016, the Committee approved the 2017 performance goals pursuant to which performance-based cash incentive awards may be granted under the Company’s Executive Performance-Based Compensation Plan to named executive officers of the Company, Eaton Vance Management and EVD. These awards will be based on our adjusted operating income before the performance-based incentive pool for the twelve months ending September 30, 2017, calculated in a manner similar to the awards granted for fiscal 2016. Based on the terms of their performance-based cash incentive awards, Thomas E. Faust Jr., Laurie G. Hylton, Payson F. Swaffield, and Edward J. Perkin will be eligible to earn 5.0 percent, 1.5 percent, 3.5 percent and 3.5 percent, respectively, of pre-incentive pool adjusted operating income in excess of $130.0 million for the twelve months ending September 30, 2017, subject to a maximum of $10.0 million per person. As an employee of a subsidiary that is organized as a limited liability company and taxed as a partnership, Brian D. Langstraat’s compensation is not subject to the restrictions for deductibility under Section 162(m) of the Internal Revenue Code. He is therefore not a participant in the Company’s Executive Performance-Based Compensation Plan. As a result, Mr. Langstraat does not have a 2017 performance goal for non-equity incentive award purposes.

On November 1, 2016, the Committee approved grants of options under the 2013 Plan to our current named executive officers to purchase 958,480 shares of Non-Voting Common Stock (446,700, 58,380, 190,960, 212,180, and 50,260 for Mr. Faust, Ms. Hylton, and Messrs. Langstraat, Swaffield, and Perkin, respectively), representing 34 percent of all options awarded to employees on that date. In determining the amount of each grant, the Committee took into consideration, among other factors, the existing share ownership of each named executive officer and prior year grant levels. Also on November 1, 2016, the Committee approved awards to our named executive officers, subject to achieving certain performance conditions, of 158,780 shares of restricted Non-Voting Common Stock (79,940, 13,700, 39,920 and 25,220 for Mr. Faust, Ms. Hylton, and Messrs. Swaffield, and Perkin, respectively), and also granted 36,300 shares of restricted Non-Voting Common Stock to Mr. Langstraat. These awards represented 13 percent of all restricted stock awards on that date. On November 2, 2016, restricted stock awards to Mr. Faust, Ms. Hylton and Messrs. Swaffield and Perkin, were made with the performance-based condition that the Company has at least $130.0 million in adjusted operating income in one or more of the following five annual performance periods. The first performance period for the performance-based restricted stock awards ends on September 30, 2017. Also, on November 1, 2016, the Committee approved a grant of 638 phantom incentive units to Mr. Langstraat under the Parametric Incentive Plan, representing 20 percent of all phantom incentive units granted to Parametric employees on that date.

On November 1, 2016, the Committee recommended, and the Board approved, an award to Mr. Perkin under the Deferred Alpha Plan of $579,843, with a maximum award payout of $2.9 million, based upon the out-performance of stated investment strategies over a three-year performance period ending September 30, 2019.

Compensation Committee Report

The Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based on their review and discussions with management, the Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Winthrop H. Smith, Jr., Chairman

Ann E. Berman

Leo I. Higdon, Jr.

Richard A. Spillane, Jr.

Summary Compensation Table

The following table summarizes the total compensation paid to or earned by our named executive officers in fiscal 2016, 2015 and 2014, respectively. Our current named executive officers’ aggregate base salaries and cash compensation accounted for approximately 7 percent and 47 percent, respectively, of their total compensation in fiscal 2016. Our named executive officers’ aggregate base salaries and cash compensation accounted for approximately 6 percent and 52 percent, respectively, of their total compensation in fiscal 2015; and 5 percent and 57 percent, respectively, of their total compensation in fiscal 2014. Column for “Change in Pension Value and Non-qualified Deferred Compensation Earnings” does not appear in the following table as it does not pertain to the Company.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)(5)	Total ($)
Thomas E. Faust Jr.
Chairman, Chief	2016	520,000	-	3,042,533	2,740,835	2,734,227	148,472	9,186,067
Executive Officer and	2015	520,000	-	2,439,747	3,454,839	3,627,584	206,106	10,248,276
President	2014	520,000	-	3,368,760	2,952,693	4,166,048	239,557	11,247,058
Laurie G. Hylton	2016	350,000	-	498,872	390,083	1,128,515	54,243	2,421,713
Vice President and	2015	350,000	-	392,797	517,863	1,304,466	55,647	2,620,773
Chief Financial Officer	2014	350,000	-	338,552	430,240	1,475,974	54,790	2,649,556
Brian D. Langstraat	2016	400,000	4,250,000	1,149,853	2,890,692	13,140	48,291	8,751,976
Chief Executive Officer	2015	400,000	5,000,000	524,953	1,750,096	3,213	52,305	7,730,567
of Parametric	2014	392,596	7,100,000	255,590	1,297,634	555	55,513	9,101,888
Payson F. Swaffield
Vice President and	2016	384,000	-	1,688,661	1,354,737	2,552,217	89,919	6,069,534
Chief Income	2015	384,000	-	1,408,196	1,891,571	3,015,735	115,943	6,815,445
Investment Officer	2014	384,000	-	1,921,534	1,681,724	3,453,491	122,808	7,563,557
Edward J. Perkin
Vice President and
Chief Equity	2016	400,000	-	1,521,682	690,830	1,910,703	69,314	4,592,529
Investment Officer (6)	2015	400,000	-	2,003,645	1,128,086	2,602,834	53,062	6,187,627

(1)	These figures represent discretionary bonuses awarded to Mr. Langstraat as Chief Executive Officer of Parametric in fiscal 2016, 2015 and 2014. Mr. Langstraat became an executive officer of the Company effective July 9, 2014. The Company does not have a pre-established performance-based incentive pool for Mr. Langstraat and, as a result, his fiscal 2016, 2015 and 2014 non-equity awards represent discretionary bonuses, which were paid in November 2016, 2015 and 2014, respectively.

(2)	These figures represent the aggregate grant date fair value of stock awards. The grant date fair value of each stock award is calculated using the closing market price of the Company’s Non-Voting Common Stock on the grant date less the par value of the Company’s Non-Voting Common Stock on the grant date. With the exception of the awards granted to Mr. Langstraat in fiscal 2016, 2015 and 2014, these figures represent awards granted upon the satisfactory achievement of certain performance objectives. There were no differences between the approved targeted awards and the ultimate number of shares of restricted Non-Voting Common Stock granted under each Notice and Agreement.

(3)	These figures represent the aggregate grant date fair value of option awards and, for Mr. Langstraat, the grant date fair value of profit interests granted pursuant to the Parametric Plan as discussed on page 78. The grant date fair value of each option award is calculated using the Black-Scholes option pricing model. The grant date fair value of each profit interest award pursuant to the Parametric Plan is based on an annual enterprise valuation of Parametric. The following assumptions were used in the calculation of stock option fair value for the fiscal years indicated:

	2016	2015	2014
Dividend yield	2.9%	2.7%	2.1%
Volatility	27%	34%	36%
Risk-free interest rate	2.0%	2.1%	2.1%
Expected life of an option	6.9 years	6.7 years	6.9 years

(4)	These figures represent payments made pursuant to the Company’s Executive Performance-Based Compensation Plan earned in fiscal 2016, 2015 and 2014, which were paid in November 2016, 2015 and 2014, respectively. In fiscal 2017, 2016 and 2015, Mr. Faust elected to have 10 percent of his annual performance-based cash incentive awards for fiscal 2016, 2015 and 2014, respectively, directed to the Incentive ESPP.

In addition, the fiscal 2016 figures include $7,882, $1,247, $3,969 and $1,950 for Mr. Faust, Ms. Hylton and Messrs. Swaffield and Perkin, respectively, representing earnings on the performance-based restricted stock awards equivalent to the dividends that would have been earned had the restricted shares been vested and outstanding during the year. The awards for Mr. Faust, Ms. Hylton and Messrs. Swaffield and Perkin were granted on November 2, 2016, based upon the satisfactory attainment of the performance objectives for the twelve-month period ended September 30, 2016, and the earnings were paid to award recipients in November 2016. The fiscal 2016 figures also include $86,345, $12,268, $48,248 and $8,753 for Mr. Faust, Ms. Hylton and Messrs. Swaffield and Perkin, respectively, representing dividends earned on unvested restricted stock awards. The awards vested on November 1, 2016 and November 3, 2016 and the dividends were paid in November 2016. The fiscal 2016 figures also include $13,140 for Mr. Langstraat, representing dividends earned on unvested restricted stock awards. The awards vested on November 1, 2016, November 2, 2016 and November 3, 2016 and the dividends were paid in November 2016.

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

(5)	Set forth below is a breakdown of the amounts included in the column labeled, “All Other Compensation:”

		Profit Sharing Contribution	Savings Plan Contribution	Employee Stock Purchase Plan Discounts	Tax Return Preparation	Other	Total
Name	Year	($)	($)	($)	($)	($)(a)	($)
Thomas E. Faust Jr.	2016	39,750	1,040	2,516	9,830	95,336	148,472
	2015	39,000	1,040	3,727	4,775	157,564	206,106
	2014	38,250	1,040	4,059	5,146	191,062	239,557
Laurie G. Hylton	2016	39,750	1,040	-	6,105	7,348	54,243
	2015	39,000	1,040	-	4,775	10,832	55,647
	2014	38,250	1,040	-	3832	11,668	54,790
Brian D. Langstraat	2016	39,750	1,040	-	-	7,501	48,291
	2015	39,000	1,040	-	-	12,265	52,305
	2014	38,250	1,040	-	-	16,223	55,513
Payson F. Swaffield	2016	39,750	1,040	-	-	49,129	89,919
	2015	39,000	1,040	-	-	75,903	115,943
	2014	38,250	1,040	-	-	83,518	122,808
Edward J. Perkin	2016	39,750	1,040	2,516	6,550	19,458	69,314
	2015	39,000	1,040	2,785	-	10,237	53,062

(a)	These figures include executive health screening services, relocation fees, dividends paid on unvested restricted shares granted under the 2008 Omnibus Incentive Plan, as amended and restated (the “2008 Plan”), and dividends paid on vested restricted shares granted under the 2013 Plan for our named executive officers. In fiscal 2016, Mr. Faust, Ms. Hylton and Messrs. Langstraat, Swaffield and Perkin received dividends paid on restricted shares of $95,033, $7,045, $7,501, $48,826 and $17,655, respectively. In fiscal 2015, Mr. Faust, Ms. Hylton and Messrs. Langstraat, Swaffield and Perkin received dividends paid on restricted shares of $157,270, $10,538, $12,265, $75,609 and $5,085, respectively. Also included in fiscal 2015 is $3,358 in relocation fees paid to Mr. Perkin. In fiscal 2014, Mr. Faust, Ms. Hylton and Messrs. Langstraat and Swaffield received dividends paid on unvested restricted shares of $189,149, $11,355, $16,223 and $83,205, respectively.

(6)	This table does not reflect compensation paid to or earned by Mr. Perkin for the fiscal year ended October 31, 2014, as Mr. Perkin was not a named executive officer during that fiscal year.

Grants of Plan-Based Awards for 2016 Fiscal Year

The following table provides information concerning each award granted in fiscal 2016 to our named executive officers pursuant to the Executive Performance-Based Compensation Plan, the Deferred Alpha Plan and other equity compensation.

Grants of Plan-Based Awards for 2016 Fiscal Year
			Estimated Future				Estimated Future
			Payouts Under Non-Equity				Payouts Under Equity
			Incentive Plan Awards				Incentive Plan Awards
Name	Grant Date	Notice and Agreement Date	Threshold ($)	Target ($)		Maximum ($)	Threshold (#)	Target (#)		Maximum (#)
Thomas E. Faust Jr.	11/2/2016	11/2/2015(1)	-	2,640,000	(2)	10,000,000	-	73,320	(3)	-
Laurie G. Hylton	11/2/2016	11/2/2015(1)	-	1,115,000	(2)	6,854,000	-	11,600	(3)	-
Brian D. Langstraat	-	-	-	-		-	-	-		-
Payson F. Swaffield	11/2/2016	11/2/2015(1)	-	2,500,000	(2)	10,000,000	-	36,920	(3)	-
Edward J. Perkin	11/2/2016	11/2/2015(1)	-	1,900,000	(2)	10,000,000	-	18,140	(3)	-
	-	11/2/2015(4)	-	666,667	(4)	3,333,335	-	-		-

Grants of Plan-Based Awards for 2016 Fiscal Year (continued)
Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)		All Other Option Awards: Number of Securities Underlying Options (#)		Exercise or Base Price of Option Awards ($/Share)		Grant Date Fair Value of Stock and Option Awards ($)
Thomas E. Faust Jr.	11/2/2015	-		358,340	(5)	36.76		2,740,835
	11/3/2015	82,700	(6)	-		36.79		3,042,533
	11/16/2015	171	(7)	-		32.69		6,281
	2/16/2016	14,077	(7)	-		25.99		414,849
	5/16/2016	223	(7)	-		26.52		7,698
	8/16/2016	190	(7)	-		31.07		7,273
Laurie G. Hylton	11/2/2015	-		51,000	(5)	36.76		390,083
	11/3/2015	13,560	(6)	-		36.79		498,872
Brian D. Langstraat	11/2/2015	-		149,020	(5)	36.76		1,139,809
	11/2/2015	-		860	(8)	2,035.91	(9)	1,750,883
	11/2/2015	31,280	(10)	-		36.76		1,149,853
Payson F. Swaffield	11/2/2015	-		177,120	(5)	36.76		1,354,737
	11/3/2015	45,900	(6)	-		36.79		1,688,661
Edward J. Perkin	11/2/2015	-		90,320	(5)	36.76		690,830
	11/3/2015	27,920	(6)	-		36.79		1,027,177
	1/14/2016	17,820	(11)	-		27.75		494,505

(1)	On November 2, 2015, the Company entered into an agreement with Mr. Faust, Ms. Hylton and Messrs. Swaffield and Perkin, notifying each of these named executive officers of his or her eligibility to receive an award of restricted stock conditioned upon the achievement of certain performance objectives. On November 1, 2016, the Committee certified the achievement of the performance objectives for Mr. Faust, Ms. Hylton and Messrs. Swaffield and Perkin and granted the awards on November 2, 2016.

(2)	Represents target payment based on the attainment of specified performance objectives for the twelve-month period ended September 30, 2016.

(3)	Represents the potential awards of restricted Non-Voting Common Stock upon the attainment of specified performance objectives within the twelve months ended September 30, 2016.

(4)	On November 2, 2015, the Company entered into an agreement with Mr. Perkin, notifying him of his eligibility to receive a cash incentive award conditional upon generating above-benchmark returns in designated managed portfolios for the three-year period ended September 30, 2018, with the potential to receive up to the maximum payment if actual performance exceeds the specified targets.

(5)	Reflects the number of stock options granted in fiscal 2016 under the 2013 Plan, which vest 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability, or a change in control of the Company as defined in the plan.

(6)	Reflects the number of restricted stock grants awarded in fiscal 2016 under the 2013 Plan upon the satisfactory achievement of certain performance objectives related to the targeted award amounts set forth in the Notice and Agreement dated November 3, 2014. Awards vest 10% on the date of grant, 15% on the first anniversary, 20% on the second anniversary, 25% on the third anniversary and 30% on the fourth anniversary, subject to accelerated vesting upon death, disability or a change in control of the Company as defined in the plan. There were no differences between the approved targeted awards and the ultimate amount of restricted Non-Voting Common Stock granted on November 3, 2015 upon the Compensation Committee’s confirmation of the attainment of the performance objectives.

(7)	Reflects stock purchased in fiscal 2016 under the Incentive ESPP with the allocated portion of the 2015 performance-based incentive award and the allocated portion of the fiscal 2016 Stock Option Income Deferral Plan distributions. See footnote 4 to the Summary Compensation Table on page 145 for a further description.

(8)	Reflects the number of indirect profit units granted pursuant to the Parametric Plan in fiscal 2016, which vest 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, and entitle the holders to quarterly distributions of available cash flow. Vested profit units are redeemable upon the exercise of limited in-service put rights held by the employee or call rights held by the Company.

(9)	Reflects the grant date fair value of Mr. Langstraat’s profit unit award pursuant to the Parametric Plan. See footnote 3 to the Summary Compensation Table on page 145 for a further description.

(10)	Reflects the number of restricted stock grants awarded in fiscal 2016 under the 2013 Plan, which vest 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability, or a change in control of the Company as defined in the plan.

(11)	Reflects the number of restricted stock grants awarded in fiscal 2016 under the 2013 Plan upon the satisfactory achievement of certain performance objectives related to the targeted award amounts set forth in the Notice and Agreement dated January 14, 2015. Awards vest 10% on the date of grant, 15% on the first anniversary, 20% on the second anniversary, 25% on the third anniversary and 30% on the fourth anniversary, subject to accelerated vesting upon death, disability or a change in control of the Company as defined in the plan. There were no differences between the approved targeted awards and the ultimate amount of restricted Non-Voting Common Stock granted on January 14, 2016 upon the Compensation Committee’s confirmation of the attainment of the performance objectives.
148

Outstanding Equity Awards at Fiscal Year-End 2016

The following tables reflect outstanding Company stock options and unvested restricted stock held by our named executive officers at October 31, 2016:

Outstanding Equity Awards at Fiscal Year-End 2016
Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)		Option Expiration Date
Thomas E. Faust Jr.	11/1/2007	286,259	-		47.23		11/1/2017
	11/3/2008	243,945	-		21.46		11/3/2018
	11/2/2009	209,971	-		27.50		11/2/2019
	11/1/2010	237,921	-		28.69		11/1/2020
	11/1/2011	217,421	93,181	(2)	24.46		11/1/2021
	11/1/2012	116,285	142,127	(5)	28.23		11/1/2022
	11/1/2013	55,315	165,945	(8)	41.90		11/1/2023
	11/3/2014	34,264	308,376	(11)	36.71		11/3/2024
	11/2/2015	-	358,340	(14)	36.76		11/2/2025
Laurie G. Hylton	11/1/2007	19,672	-		47.23		11/1/2017
	11/3/2008	13,730	-		21.46		11/3/2018
	11/2/2009	11,722	-		27.50		11/2/2019
	11/1/2010	10,594	-		28.69		11/1/2020
	11/1/2011	8,018	3,437	(3)	24.46		11/1/2021
	11/1/2012	9,387	11,474	(6)	28.23		11/1/2022
	11/1/2013	8,060	24,180	(9)	41.90		11/1/2023
	11/3/2014	5,136	46,224	(12)	36.71		11/3/2024
	11/2/2015	-	51,000	(15)	36.76		11/2/2025
Brian D. Langstraat	11/1/2007	25,717	-		47.23		11/1/2017
	11/3/2008	21,926	-		21.46		11/3/2018
	11/2/2009	17,582	-		27.50		11/2/2019
	11/2/2009	2,900	-		353.77	(1)	11/2/2019
	11/1/2010	17,643	-		28.69		11/1/2020
	11/1/2010	2,024	-		543.32	(1)	11/1/2020
	11/1/2011	14,559	6,240	(2)	24.46		11/1/2021
	11/1/2011	1,275	546	(4)	603.91	(1)	11/1/2021
	11/1/2012	7,413	9,062	(5)	28.23		11/1/2022
	11/1/2012	578	707	(7)	856.36	(1)	11/1/2022
	11/1/2013	4,155	12,465	(8)	41.90		11/1/2023
	11/1/2013	136	408	(10)	1,977.65	(1)	11/1/2023
	11/3/2014	5,450	49,050	(11)	36.71		11/3/2024
	11/3/2014	55	492	(13)	2,194.83	(1)	11/3/2024
	11/2/2015	-	149,020	(14)	36.76		11/2/2025
	11/2/2015	-	860	(16)	2,035.91	(1)	11/2/2025

Outstanding Equity Awards at Fiscal Year-End 2016 (continued)
Option Awards (continued)
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Payson F. Swaffield	11/1/2007	75,100	-		47.23	11/1/2017
	11/3/2008	73,154	-		21.46	11/3/2018
	11/2/2009	62,253	-		27.50	11/2/2019
	11/1/2010	85,776	-		28.69	11/1/2020
	11/1/2011	99,918	42,823	(3)	24.46	11/1/2021
	11/1/2012	65,229	79,725	(6)	28.23	11/1/2022
	11/1/2013	31,505	94,515	(9)	41.90	11/1/2023
	11/3/2014	18,760	168,840	(12)	36.71	11/3/2024
	11/2/2015	-	177,120	(15)	36.76	11/2/2025
Edward J. Perkin	11/3/2014	11,188	100,692	(12)	36.71	11/3/2024
	11/2/2015	-	90,320	(15)	36.76	11/2/2025

Outstanding Equity Awards at Fiscal Year-End 2016 (continued)
Stock Awards
Name	Grant Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(17)
Thomas E. Faust Jr.	11/1/2012	29,148	(19)	1,021,929
	11/1/2013	44,220	(21)	1,550,353
	11/3/2014	49,845	(23)	1,747,566
	11/3/2015	74,430	(27)	2,609,516
Laurie G. Hylton	11/1/2011	1,260	(18)	44,176
	11/1/2013	4,444	(21)	155,807
	11/3/2014	8,025	(23)	281,357
	11/3/2015	12,204	(27)	427,872
Brian D. Langstraat	11/1/2011	2,130	(18)	74,678
	11/1/2012	3,707	(20)	129,967
	11/1/2013	4,575	(22)	160,400
	11/3/2014	12,870	(24)	451,222
	11/2/2015	31,280	(26)	1,096,677
Payson F. Swaffield	11/1/2012	13,500	(19)	473,310
	11/1/2013	25,223	(21)	884,318
	11/3/2014	28,770	(23)	1,008,676
	11/3/2015	41,310	(27)	1,448,329
Edward J. Perkin	7/9/2015	39,318	(25)	1,378,489
	11/3/2015	25,128	(27)	880,988
	1/14/2016	16,038	(28)	562,292

Outstanding Equity Awards at Fiscal Year-End 2016 (continued)
Stock Awards (continued)
Name	Performance Award Date	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Rights That Have Not Vested ($)(29)
Thomas E. Faust Jr.	11/2/2015	73,320	(30)	2,570,599
Laurie G. Hylton	11/2/2015	11,600	(30)	406,696
Brian D. Langstraat	-	-		-
Payson F. Swaffield	11/2/2015	36,920	(30)	1,294,415
Edward J. Perkin	11/2/2015	18,140	(30)	635,988

(1)	Reflects the grant date fair value of Mr. Langstraat’s profit unit award pursuant to the Parametric Plan. See footnote 3 to the Summary Compensation Table on page 145 for a further description.

(2)	Amount represents nonqualified options. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability or a change in control of the Company as defined in the plan. The options were granted on November 1, 2011 and the final 30% vested on November 1, 2016.

(3)	Amount represents incentive stock options and nonqualified options. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability or a change in control of the Company as defined in the plan. The options were granted on November 1, 2011 and the final 30% vested on November 1, 2016.

(4)	Amount represents a profit unit award pursuant to the Parametric Plan. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death or disability as defined in the plan. The profit unit award was granted November 1, 2011 and the final 30% vested on November 1, 2016.

(5)	Amount represents nonqualified options. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability or a change in control of the Company as defined in the plan. The options were granted on November 1, 2012; 25% vested on November 1, 2016 and the final 30% vests on November 1, 2017.

(6)	Amount represents incentive stock options and nonqualified options. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability or a change in control of the Company as defined in the plan. The options were granted on November 1, 2012; 25% vested on November 1, 2016 and the final 30% vests on November 1, 2017.

(7)	Amount represents a profit unit award pursuant to the Parametric Plan. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death or disability as defined in the plan. The profit unit award was granted November 1, 2012; 25% vested on November 1, 2016 and the final 30% vests on November 1, 2017.

(8)	Amount represents nonqualified options. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability or a change in control of the Company as defined in the plan. The options were granted on November 1, 2013; 20% vested on November 1, 2016, 25% vests on November 1, 2017 and the final 30% vests on November 1, 2018.

(9)	Amount represents incentive stock options and nonqualified options. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth
151

anniversary, subject to accelerated vesting upon death, disability or a change in control of the Company as defined in the plan. The options were granted on November 1, 2013; 20% vested on November 1, 2016, 25% vests on November 1, 2017 and the final 30% vests on November 1, 2018.

(10)	Amount represents a profit unit award pursuant to the Parametric Plan. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death or disability as defined in the plan. The profit unit award was granted November 1, 2013; 20% vested on November 1, 2016, 25% vests on November 1, 2017 and the final 30% vests on November 1, 2018.

(11)	Amount represents nonqualified options. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability or a change in control of the Company as defined in the plan. The options were granted on November 3, 2014; 15% vested on November 3, 2016, 20% vests on November 3, 2017, 25% vests on November 3, 2018 and the final 30% vests on November 3, 2019.

(12)	Amount represents incentive stock options and nonqualified options. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability or a change in control of the Company as defined in the plan. The options were granted on November 3, 2014; 15% vested on November 3, 2016, 20% vests on November 3, 2017, 25% vests on November 3, 2018 and the final 30% vests on November 3, 2019.

(13)	Amount represents a profit unit award pursuant to the Parametric Plan. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death or disability as defined in the plan. The profit unit award was granted November 3, 2014; 15% vested on November 3, 2016, 20% vests on November 3, 2017, 25% vests on November 3, 2018 and the final 30% vests on November 3, 2019.

(14)	Amount represents nonqualified options. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability or a change in control of the Company as defined in the plan. The options were granted on November 2, 2015; 10% vested on November 2, 2016, 15% vests on November 2, 2017, 20% vests on November 2, 2018, 25% vests on November 2, 2019 and the final 30% vests on November 2, 2020.

(15)	Amount represents incentive stock options and nonqualified options. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability or a change in control of the Company as defined in the plan. The options were granted on November 2, 2015; 10% vested on November 2, 2016, 15% vests on November 2, 2017, 20% vests on November 2, 2018, 25% vests on November 2, 2019 and the final 30% vests on November 2, 2020.

(16)	Amount represents a profit unit award pursuant to the Parametric Plan. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death or disability as defined in the plan. The profit unit award was granted on November 2, 2015; 10% vested on November 2, 2016, 15% vests on November 2, 2017, 20% vests on November 2, 2018, 25% vests on November 2, 2019 and the final 30% vests on November 2, 2020.

(17)	Calculated by multiplying the number of unvested shares of Non-Voting Common Stock by the market value on October 31, 2016.

(18)	Amount represents a restricted stock award. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability or a change in control of the Company as defined in the plan. The restricted stock award was granted November 1, 2011 and the final 30% vested on November 1, 2016.

(19)	Amount represents a performance-based restricted stock award that was approved by the Committee on November 1, 2011 and granted on November 1, 2012 upon Committee certification that required performance objectives had been achieved. The grant vested 10% on the date of grant; 15% vested on the first anniversary, 20% vested on the second anniversary, 25% vested on the third anniversary and the final 30% vested on the fourth anniversary.

(20)	Amount represents a restricted stock award. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability or a change in control of the Company as defined in the plan. The restricted stock award was granted November 1, 2012; 25% vested on November 1, 2016 and the final 30% vests on November 1, 2017.

(21)	Amount represents a performance-based restricted stock award that was approved by the Committee on November 1, 2012 and granted on November 1, 2013 upon Committee certification that required performance objectives had been achieved. The grant vested 10% on the date of grant; 15% vested on the first anniversary, 20% vested on the second anniversary, 25% vested on the third anniversary and the final 30% vests on the fourth anniversary, subject to accelerated vesting upon death, disability or a change in control of the Company as defined in the plan.

(22)	Amount represents a restricted stock award. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability or a change in control of the Company as defined in the plan. The restricted stock award was granted November 1, 2013; 20% vested on November 1, 2016, 25% vests on November 1, 2017 and the final 30% vests on November 1, 2018.

(23)	Amount represents a performance-based restricted stock award that was approved by the Committee on November 1, 2013 and granted on November 3, 2014 upon Committee certification that required performance objectives had been achieved. The grant vested 10% on the date of grant; 15% vested on the first anniversary, 20% vested on the second anniversary, 25% vests on the third anniversary and the final 30% vests on the fourth anniversary, subject to accelerated vesting upon death, disability or a change in control of the Company as defined in the plan.

(24)	Amount represents a restricted stock award. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability or a change in control of the Company as defined in the plan. The restricted stock award was granted November 3, 2014; 15% vested on November 3, 2016, 20% vests on November 3, 2017, 25% vests on November 3, 2018 and the final 30% vests on November 3, 2019.

(25)	Amount represents a performance-based restricted stock award that was approved by the Committee on July 9, 2014 and granted on July 9, 2015 upon Committee certification that required performance objectives had been achieved. The grant vested 10% on the date of grant; 15% vested on the first anniversary, 20% vests on the second anniversary, 25% vests on the third anniversary and the final 30% vests on the fourth anniversary, subject to accelerated vesting upon death, disability or a change in control of the Company as defined in the plan.

(26)	Amount represents a restricted stock award. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability or a change in control of the Company as defined in the plan. The restricted stock award was granted November 2, 2015; 10% vested on November 2, 2016, 15% vests on November 2, 2017, 20% vests on November 2, 2018, 25% vests on November 2, 2019 and the final 30% vests on November 2, 2020.

(27)	Amount represents a performance-based restricted stock award that was approved by the Committee on November 3, 2014 and granted on November 3, 2015 upon Committee certification that required performance objectives had been achieved. The grant vested 10% on the date of grant; 15% vested on the first anniversary, 20% vests on the second anniversary, 25% vests on the third anniversary and the final 30% vests on the fourth anniversary, subject to accelerated vesting upon death, disability or a change in control of the Company as defined in the plan.

(28)	Amount represents a performance-based restricted stock award that was approved by the Committee on January 14, 2015 and granted on January 14, 2016 upon Committee certification that required performance objectives had been achieved. The grant vested 10% on the date of grant; 15% vests on the first anniversary, 20% vests on the second anniversary, 25% vests on the third anniversary and the final 30% vests on the fourth anniversary, subject to accelerated vesting upon death, disability or a change in control of the Company as defined in the plan.

(29)	Calculated by multiplying the number of unearned awards of unvested shares of Non-Voting Common Stock by the market value on October 31, 2016.

(30)	Amount represents a performance-based restricted stock award that was approved by the Committee on November 2, 2015 and granted on November 2, 2016 upon Committee certification that required performance objectives had been achieved. The grant vested 10% on the date of grant; 15% vests on the first anniversary, 20% vests on the second anniversary, 25% vests on the third
153

anniversary and the final 30% vests on the fourth anniversary, subject to accelerated vesting upon death, disability or a change in control of the Company as defined in the plan.

Option Exercises and Stock Vested During Fiscal 2016

The following table sets forth certain information regarding stock options exercised by our named executive officers and restricted stock that vested during fiscal 2016.

Option Exercises and Stock Vested During Fiscal 2016
	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($) (1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (2)
Thomas E. Faust Jr.	215,975	1,393,177	83,383	3,023,363
Laurie G. Hylton	31,864	184,285	6,731	245,070
Brian D. Langstraat	38,012	395,428	7,304	264,720
Payson F. Swaffield	107,988	649,152	39,700	1,440,601
Edward J. Perkin	-	-	12,438	429,925

(1)	Calculated as the difference between the market value of the underlying Non-Voting Common Stock at the exercise date of the options and the aggregate exercise price. Actual gains realized on disposition of stock acquired upon exercise depend on the value of the underlying Non-Voting Common Stock on the date the Non-Voting Common Stock is sold.
(2)	Calculated by multiplying the number of vested shares of Non-Voting Common Stock by the market value of the Non-Voting Common Stock on the date of vesting.

Non-qualified Deferred Compensation for Fiscal 2016

The following table sets forth certain information regarding interest and dividend income, investment gains and losses and market appreciation in fiscal 2016 by our named executive officers on their balances in the Company’s non-qualified Supplemental Profit Sharing Retirement Plan and the Stock Option Income Deferral Plan, along with aggregate balances as of October 31, 2016.

Non-qualified Deferred Compensation for Fiscal 2016
Name	Aggregate Earnings in Fiscal 2016 ($) (1)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at October 31, 2016 ($)
Thomas E. Faust Jr.	6,428	(236,465)	7,911,732
Laurie G. Hylton	-	-	-
Brian D. Langstraat	-	-	-
Payson F. Swaffield	2,283	-	49,248
Edward J. Perkin	-	-	-

(1)	Amounts include net investment gains on balances in the non-qualified Supplemental Profit Sharing Retirement Plan for Messrs. Faust and Swaffield of $4,197 and $2,283, respectively. Also included is dividend income earned on balances in the Stock Option Income Deferral Plan for Mr. Faust of $236,465. Additionally, the aggregate earnings include market depreciation of $234,234 on balances in the Stock Option Income Deferral Plan for Mr. Faust. Since investment returns in the Supplemental Profit Sharing Retirement Plan and the Stock Option Income Deferral Plan are not above-market or preferential, none of the amounts included in this table are reportable in the Summary Compensation Table. See “Non-qualified Compensation Plan Benefits” above in this Item 11 of this Annual Report on Form 10-K for a further discussion of the Supplemental Profit Sharing Retirement Plan and Stock Option Income Deferral Plan.

Potential Payments upon Termination or Change of Control

The table below shows the estimated incremental value transfer to each of our named executive officers under various scenarios relating to a termination of employment or change of control. The table below assumes such events occurred on October 31, 2016. The actual amounts that would be paid to any named executive officer can only be determined at the time of an actual termination and would vary from those shown below.

Acceleration of Equity Awards
Name	Change of Control ($) (1)	Retirement ($) (2)	Death/ Disability Benefit ($) (1)
Thomas E. Faust Jr.	8,888,264	987,759	8,888,264
Laurie G. Hylton	1,024,047	-	1,024,047
Brian D. Langstraat	2,041,011	-	4,147,498
Payson F. Swaffield	4,813,329	453,942	4,813,329
Edward J. Perkin	2,821,769	-	2,821,769

(1)	Amounts shown represent the market price per share of Eaton Vance Non-Voting Common Stock on October 31, 2016 ($35.06) multiplied by the number of unvested restricted shares each person holds plus the difference between the market price per share of Eaton Vance Non-Voting Common Stock on October 31, 2016 and the exercise price of the in-the-money unvested options held by each person multiplied by the number of shares underlying the unvested in-the-money options held. Unexercised options with an exercise price above the market price per share of Eaton Vance Non-Voting Common Stock on October 31, 2016 (i.e., options that are not in the money) have been excluded from the table above. The death/disability benefit value for Mr. Langstraat also includes the per unit enterprise value of Parametric as of October 31, 2016 less the grant date enterprise value of Parametric as of the grant date multiplied by the number of unvested profit units held by him.
(2)	Stock options granted prior to October 24, 2012 provide for continued vesting upon retirement based on the original terms of the agreement. Only Messrs. Faust and Swaffield had met the age and service requirements under the retirement eligibility clause of the Company’s option programs relating to these grants as of October 31, 2016. Options with an exercise price above the market price per share of Eaton Vance Non-Voting Common Stock on October 31, 2016 (i.e., options that are not in the money) have been excluded from the table above.

Change of Control

Unless otherwise determined by the Committee, a change in control of the Company is defined under the 2008 Plan and the 2013 Plan, as:

1)	The acquisition, other than from the Company or with the Company’s interest, by any individual, entity or group of beneficial ownership of 50 percent or more of the combined voting power of the then-outstanding Voting Stock; provided, that any acquisition by the Company or any of its subsidiaries, or any employee benefit plan (or related trust) sponsored or maintained by the Company or any of its subsidiaries shall not constitute a Change in Control;

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

As discussed previously, our named executive officers do not have employment, severance or change in control agreements. Each of the outstanding agreements pursuant to which stock options and restricted stock awards were granted to our named executive officers contains provisions for acceleration of vesting of stock options and restricted stock in connection with a change in control (as defined in the applicable plan or agreement).

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

Death/Disability

Our long-term equity incentive plans, including the Parametric Plan, provide that options, restricted stock, profit unit awards and phantom incentive units become immediately vested and exercisable upon the awardee’s death or termination of service with the Company due to disability within the meaning of Section 22(e)(3) of the Internal Revenue Code, as amended from time to time.

Director Compensation

In fiscal 2016, the Committee did not engage an independent consulting firm to assist in evaluating director compensation.

In line with our philosophy regarding executive compensation, it is the Committee’s objective to align the goals of our director compensation with the goals of our shareholders. To that end, a significant portion of our director compensation is paid in the form of equity awards linked to an increase in shareholder value. Each year, our non-employee directors are each granted on the first business day in November options with a Black-Scholes value of $55,000 and a phantom stock award with a value of $55,000. In addition, at the first Board meeting following his or her election, each new non-employee director receives an option grant with a Black-Scholes value of $55,000 and a phantom stock award with a value of $55,000. All options granted to non-employee directors are immediately exercisable. Phantom stock awards vest and settle on the first to occur of the second anniversary of the grant date or the date of the director’s termination. The phantom stock award is settled in a lump sum cash payment equal in value to the number of phantom stock units held by the director multiplied by the current market price per share of the Company’s Non-Voting Common Stock.

During fiscal 2016, the Committee approved an increase in both the annual stock option grant and phantom stock award from $55,000 to $70,000 for service as a director, effective for fiscal 2017.

In addition to the equity-based compensation described above, our non-employee directors receive the following cash compensation:

•	An annual fee of $65,000 for service as a director. In fiscal 2016, the Committee approved an increase in the annual retainer from $65,000 to $75,000 for service as a director, effective for fiscal 2017.
•	Meeting fees of $2,500 for attending a Board meeting ($1,750 for participating in a Board meeting via telephone).
•	$1,500 for attending a committee meeting ($1,100 for participating in a committee meeting via telephone).

The Chairs of Board committees, members of the Audit Committee and the lead independent Director receive additional annual retainers as follows:

•	Chair of the Audit Committee: $20,000
•	Chair of the Compensation Committee: $8,500
•	Chair of the Nominating and Governance Committee: $7,500
•	Members of the Audit Committee, excluding the Chair: $5,000
•	Lead independent Director: $25,000

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

The following table sets forth information regarding the compensation earned by our non-employee directors in fiscal 2016.

Director Compensation for Fiscal 2016
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(2)(3)	Total ($)
Ann E. Berman	120,450	58,284	56,990	235,724
Leo I. Higdon, Jr.	118,850	58,284	56,990	234,124
Dorothy E. Puhy	112,950	58,284	56,990	228,224
Winthrop H. Smith, Jr.	112,850	58,284	56,990	228,124
Richard A. Spillane, Jr.	97,150	58,284	56,990	212,424

(1)	These figures represent the grant date fair value, as calculated in accordance with accounting standards, of phantom stock awards granted during fiscal 2016.
(2)	These figures represent the aggregate grant date fair value of options granted during fiscal 2016. The assumptions used in the calculation of these amounts are included above in the Summary Compensation Table.
(3)	As of October 31, 2016, each director had the following number of options (all vested) and phantom stock awards (all unvested) outstanding:

Name	Options	Phantom Stock Awards
Ann E. Berman	24,908	2,994
Leo I. Higdon, Jr.	51,926	2,994
Dorothy E. Puhy	45,983	2,994
Winthrop H. Smith, Jr.	51,926	2,994
Richard A. Spillane, Jr.	43,559	2,994

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Voting Common Stock

All outstanding shares of our Voting Common Stock, $0.00390625 par value (which is the only class of our stock having voting rights) are deposited in a Voting Trust, of which the Voting Trustees were, as of October 31, 2016, Jeffrey P. Beale, Craig R. Brandon, Daniel C. Cataldo, Michael A. Cirami, Cynthia J. Clemson, James H. Evans, Thomas E. Faust Jr., Maureen A. Gemma, Laurie G. Hylton, Brian D. Langstraat, Frederick S. Marius, David C. McCabe, Scott H. Page, Edward J. Perkin, Lewis R. Piantedosi, Charles B. Reed, Craig P. Russ, John L. Shea, Eric A. Stein, Payson F. Swaffield, Michael W. Weilheimer, R. Kelly Williams and Matthew J. Witkos. The Voting Trust has a term that expires on October 31, 2019. Each holder of Voting Common Stock is a Voting Trustee. Inasmuch as the 23 Voting Trustees of the Voting Trust have unrestricted voting rights with respect to the Voting Common Stock (except that the Voting Trust Agreement provides that the Voting Trustees shall not vote such Stock in favor of the sale, mortgage or pledge of all or substantially all of the Company’s assets, any change in the capital structure or powers of the Company in connection with a merger, consolidation, reorganization or dissolution of the Company, the termination of the Voting Trust, the addition of a Voting Trustee, the removal of a Voting Trustee by the other Voting Trustees or the renewal of the term of the Voting Trust without the written consent of the holders of Voting Trust Receipts representing at least a majority of such Stock subject at the time to the Voting Trust Agreement), they may be deemed to be the beneficial owners of all of the Company’s outstanding Voting Common Stock by virtue of Rule 13d-3(a)(1) under the Securities Exchange Act of 1934. The Voting Trust Agreement provides that the Voting Trustees shall act by a majority if there are six or more Voting Trustees; otherwise they shall act unanimously except as otherwise provided in the Voting Trust Agreement. The address of the Voting Trustees is Two International Place, Boston, Massachusetts 02110.

The following table sets forth the beneficial owners at October 31, 2016 of the Voting Trust Receipts issued under said Voting Trust Agreement, which Receipts cover the aggregate of 442,932 shares of the Voting Common Stock then outstanding:

Title of Class	Name and Address of Beneficial Holder (1)	Number of Shares of Voting Common Stock Covered by Receipts	Percent of Class

Voting Common Stock	Thomas E. Faust Jr.	74,277	16.77%

Voting Common Stock	Jeffrey P. Beale	29,389	6.64%

Voting Common Stock	Brian D. Langstraat	27,854	6.29%

Voting Common Stock	Maureen A. Gemma	18,623	4.20%

Voting Common Stock	Laurie G. Hylton	18,623	4.20%

Voting Common Stock	Frederick S. Marius	18,623	4.20%

Voting Common Stock	David C. McCabe	18,623	4.20%

Voting Common Stock	Edward J. Perkin	18,623	4.20%

Voting Common Stock	Payson F. Swaffield	18,623	4.20%

Voting Common Stock	Matthew J. Witkos	18,623	4.20%

Voting Common Stock	Craig R. Brandon	13,927	3.14%

Voting Common Stock	Daniel C. Cataldo	13,927	3.14%

Voting Common Stock	Michael A. Cirami	13,927	3.14%

Voting Common Stock	Cynthia J. Clemson	13,927	3.14%

Voting Common Stock	James H. Evans	13,927	3.14%

Voting Common Stock	Scott H. Page	13,927	3.14%

Voting Common Stock	Lewis R. Piantedosi	13,927	3.14%

Voting Common Stock	Charles B. Reed	13,927	3.14%

Voting Common Stock	Craig P. Russ	13,927	3.14%

Voting Common Stock	John L. Shea	13,927	3.14%

Voting Common Stock	Eric A. Stein	13,927	3.14%

Voting Common Stock	Michael W. Weilheimer	13,927	3.14%

Voting Common Stock	R. Kelly Williams	13,927	3.14%

(1)	The address for each Beneficial Holder is c/o Eaton Vance Corp., Two International Place, Boston, MA 02110.

Mr. Faust is an officer and Director of the Company and Voting Trustee of the Voting Trust. Mr. Langstraat is an officer of Parametric, Director of the Company and Voting Trustee of the Voting Trust. Messrs. Beale, Cataldo, Marius, Perkin, Swaffield, and Ms. Hylton are officers of the Company and Voting Trustees of the Voting Trust. Ms. Clemson, Ms. Gemma and Messrs. Brandon, Cirami, Evans, McCabe, Page, Piantedosi, Reed, Russ, Shea, Stein, Weilheimer, Williams and Witkos are officers of the Company or its subsidiaries and Voting Trustees of the Voting

Trust. No transfer of any kind of the Voting Trust Receipts issued under the Voting Trust may be made at any time unless they have first been offered to the Company at book value. In the event of the death or termination of employment with the Company or a subsidiary of a holder of the Voting Trust Receipts, the shares represented by such Voting Trust Receipts must be offered to the Company at book value. Similar restrictions exist with respect to the Voting Common Stock, all shares of which are deposited and held of record in the Voting Trust.

Non-Voting Common Stock

The Articles of Incorporation of the Company provide that our Non-Voting Common Stock, $0.00390625 par value, shall have no voting rights under any circumstances whatsoever. As of October 31, 2016, the executive officers and Directors of the Company, as a group, beneficially owned 8,173,215 shares of such Non-Voting Common Stock (including, as noted, options exercisable within 60 days to purchase such stock and shares held in the trust of the Stock Option Income Deferral Plan for an executive officer), or 7.0 percent of the 117,375,599 total shares and share equivalents of Non-Voting Common Stock then outstanding (consisting of 113,545,008 shares outstanding plus 3,607,511 shares subject to options exercisable within 60 days held by executive officers and Directors and 223,080 shares held in the trust of the Stock Option Income Deferral Plan for an executive officer), based upon information furnished by the officers and Directors.

The following table sets forth the beneficial ownership of our Non-Voting Common Stock as of October 31, 2016, including options exercisable within 60 days to purchase such stock, by, (i) each of the named executive officers of the Company (as defined in Item 11, “Executive Compensation,” of this Annual Report on Form 10-K), (ii) each Director of the Company and (iii) all current named executive officers and Directors as a group (investment power being sole unless otherwise indicated):

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(a)(b)		Percent of Class(c)

Non-Voting Common Stock	Thomas E. Faust Jr.	4,630,504	(d)(e)	4.01%

Non-Voting Common Stock	Payson F. Swaffield	1,321,436		1.17%

Non-Voting Common Stock	Laurie G. Hylton	301,023	(f)	*

Non-Voting Common Stock	Brian D. Langstraat	220,905		*

Non-Voting Common Stock	Edward J. Perkin	132,125		*

Non-Voting Common Stock	Winthrop H. Smith, Jr.	60,926		*

Non-Voting Common Stock	Leo I. Higdon, Jr.	57,682		*

Non-Voting Common Stock	Dorothy E. Puhy	55,573		*

Non-Voting Common Stock	Richard A. Spillane, Jr.	43,559		*

Non-Voting Common Stock	Ann E. Berman	24,098		*

All current executive officers and Directors as a group (13 individuals)		8,173,215		7.00%

*	Percentage of class owned is less than 1 percent
(a)	Based solely upon information furnished by the individuals.
(b)	Includes shares subject to options exercisable within 60 days granted to, but not exercised by, each executive officer and Director above.
(c)	Based on 113,545,008 outstanding shares plus options exercisable within 60 days of 1,697,979 for Mr. Faust, 665,504 for Mr. Swaffield, 115,382 for Ms. Hylton, 151,205 for Mr. Langstraat, 38,816 for Mr. Perkin, 51,926 for Mr. Smith and Mr. Higdon, 45,983 for Ms. Puhy, 43,559 for Mr. Spillane and 24,098 for Ms. Berman. The denominator for Mr. Faust also includes 223,080 shares held in the trust of the Stock Option Income Deferral Plan for Mr. Faust.

(d)	Includes 12,400 shares held by or on behalf of Mr. Faust’s children.
(e)	Includes 223,080 shares held in the trust of the Stock Option Income Deferral Plan for Mr. Faust.
(f)	Includes 9,080 shares held by or on behalf of Ms. Hylton’s children.

Changes in Control

There are no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information concerning our equity compensation plans at October 31, 2016:

Equity Compensation Plan Information
(c)
Number of
	(a)	(b)	securities
	Number of	Weighted-	remaining available
	securities	average	for future issuance
	to be issued upon	exercise price	under equity
	the exercise of	of outstanding	compensation plans
	outstanding	options,	(excluding
	options, warrants	warrants and	securities reflected
Plan category	and rights(1)	rights	in column (a))(2)
Equity compensation plans approved by security holders	20,311,309	$33.52	7,123,614
Equity compensation plans not approved by security holders	-	-	-
Total	20,311,309	$33.52	7,123,614

(1)	The amount appearing under the “Number of securities to be issued upon the exercise of outstanding options, warrants and rights” represents 20,311,309 shares related to our 2013 Omnibus Incentive Plan and predecessor plans.

(2)	The amount appearing under “Number of securities remaining available for future issuance under equity compensation plans” includes 191,308 shares related to our 2013 Employee Stock Purchase Plan, 83,370 shares related to our 2013 Nonqualified Employee Stock Purchase Plan, 294,189 shares related to our 2013 Incentive Compensation Nonqualified Employee Stock Purchase Plan and 6,554,747 shares related to our 2013 Omnibus Incentive Plan, which provides for the issuance of stock options, restricted stock and phantom stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

We have established an Employee Loan Program under which a program maximum of $20.0 million is available for loans to our officers (other than named executive officers) and other key employees to finance their exercise of options to acquire shares of our Non-Voting Common Stock. Loans are written for a seven-year period, are at varying fixed interest rates (currently ranging from 0.9 percent to 2.9 percent), are payable in annual installments commencing with the third year in which the loan is outstanding, and are collateralized by the stock issued upon exercise of the option. We ceased making new loans under a previous loan program to our executive officers and our Directors in conformity with a federal law effective July 30, 2002. All loans under the program must be made on or before October 31, 2018. Loans outstanding under our program totaled $12.1 million at October 31, 2016.

During the year ended October 31, 2016, the Company did not at any time have any executive officers who were indebted to the Company under an employee loan program.

From time to time, our directors and executive officers, as well as their immediate family members, may invest their personal funds in Eaton Vance mutual funds on substantially the same terms and conditions as other similarly situated investors in these mutual funds who are neither directors nor employees of Eaton Vance.

As a general policy, all other transactions with related parties are prohibited unless approved by the Board of Directors or pursuant to the Code of Business Conduct and Ethics for Directors, Officers and Employees.

Director Independence

As of October 31, 2016 our Board of Directors consisted of Thomas E. Faust Jr., Chairman, Chief Executive Officer and President of the Company, Brian D. Langstraat, Chief Executive Officer of Parametric, and the following independent Directors, as defined under applicable NYSE listing standards: Ann E. Berman, Leo I. Higdon, Jr., Dorothy E. Puhy, Winthrop H. Smith, Jr. and Richard A. Spillane, Jr. Our Board of Directors has determined that each member of the Audit, Compensation, and Nominating and Governance Committees meets the standards of independence under the governance guidelines and applicable NYSE listing standards, including the requirement that each member is free of any relationship that would interfere with his or her individual exercise of independent judgment.

Item 14. Principal Accountant Fees and Services

Audit and Non-Audit Fees

The following table presents fees for the professional audit services rendered by Deloitte & Touche LLP for the integrated audit of our annual financial statements for the years ended October 31, 2016 and 2015 and fees billed for other services rendered by Deloitte & Touche LLP during those periods.

Year Ended October 31,	2016	2015

Audit fees (1)	$3,262,414	$3,250,459
Audit-related fees (2)	136,000	136,000
Tax fees (3)	236,650	296,269
All other fees (4)	494,425	653,725
Total	$4,129,489	$4,336,453

(1)	Audit fees include professional services rendered for the audits of Eaton Vance Corp.’s annual financial statements and internal control over financial reporting, audits of the consolidated sponsored funds, review of the financial statements included in Form 10-Q filings, and services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)	Audit-related fees consist primarily of a security count audit, employee benefit plans and an attestation on internal control over compliance.

(3)	Tax fees consist of the aggregate fees billed for professional services rendered by Deloitte & Touche LLP for tax compliance, tax advice and tax planning for the Company (domestic and international) and tax return preparation for consolidated sponsored funds.

(4)	All other fees include $482,425 and $641,725 for fiscal 2016 and 2015, respectively, for audits and tax services provided to collective investment trusts and unit investment trusts managed by the Company. All other fees also include subscription fees of $12,000 for the Deloitte Accounting Research Tool in fiscal 2016 and 2015.

Our Audit Committee reviews all audit, audit-related, tax and all other fees at least annually. Our Audit Committee pre-approved all audit, audit-related, tax and other services in fiscal 2016 and 2015. Our Audit Committee has concluded that the provision of the services listed above is compatible with maintaining the independence of Deloitte & Touche LLP.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Exhibits and Financial Statement Schedules

The consolidated financial statements of Eaton Vance Corp. and Report of Independent Registered Public Accounting Firm are included under Item 8 of this Annual Report on Form 10-K. No financial statement schedules are required.

The list of exhibits required by Item 601 of Regulation S-K is set forth in the Exhibit Index on pages 167 through 174 and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Eaton Vance Corp. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EATON VANCE CORP.

/s/ Thomas E. Faust Jr.
Thomas E. Faust Jr.
Chairman, Chief Executive Officer
and President

December 21, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Eaton Vance Corp. and in the capacities and on the dates indicated:

/s/ Thomas E. Faust Jr.	Chairman, Chief Executive	December 21, 2016
Thomas E. Faust Jr.	Officer and President

/s/ Laurie G. Hylton	Chief Financial Officer and	December 21, 2016
Laurie G. Hylton	Chief Accounting Officer

/s/ Ann E. Berman	Director	December 21, 2016
Ann E. Berman

/s/ Leo I. Higdon, Jr.	Director	December 21, 2016
Leo I. Higdon, Jr.

/s/ Brian D. Langstraat	Director	December 21, 2016
Brian D. Langstraat

/s/ Dorothy E. Puhy	Director	December 21, 2016
Dorothy E. Puhy

/s/ Richard A. Spillane, Jr.	Director	December 21, 2016
Richard A. Spillane, Jr.

/s/ Winthrop H. Smith, Jr.	Director	December 21, 2016
Winthrop H. Smith, Jr.

EXHIBIT INDEX

Each Exhibit is listed in this index according to the number assigned to it in the exhibit table set forth in Item 601 of Regulation S-K. The following Exhibits are filed as a part of this Report or incorporated herein by reference pursuant to Rule 12b-32 under the Securities Exchange Act of 1934:

Exhibit No.	Description

2.1	Copy of the Unit Purchase Agreement, dated as of July 25, 2001, among Eaton Vance Acquisitions, a Massachusetts Business Trust, and Fox Asset Management, Inc., a New Jersey corporation, and Messrs. J. Peter Skirkanich, James P. O’Mealia, George C. Pierdes, John R. Sampson and Phillip R. Sloan has been filed as Exhibit 2.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2001, (S.E.C. File No. 1-8100) and is incorporated herein by reference.

2.2	Copy of Amendment No. 1 of the Unit Purchase Agreement, dated as of July 25, 2001, among Eaton Vance Acquisitions, a Massachusetts Business Trust, Saucon I, Inc., a New Jersey corporation formerly named Fox Asset Management, Inc., Saucon III, a Delaware limited liability company, Saucon IV, a Delaware limited liability company, and Messrs. J. Peter Skirkanich, James P. O’Mealia, George C. Pierdes, John R. Sampson and Phillip R. Sloan has been filed as Exhibit 2.2 to the Form 8-K/A filed on October 19, 2001, (S.E.C. File No. 1-8100) and is incorporated herein by reference.

2.3	Copy of the Unit Purchase Agreement, dated as of August 2, 2001, among Eaton Vance Acquisitions, a Massachusetts Business Trust, Atlanta Capital Management Company, LLC, and each of Daniel W. Boone III, Gregory L. Coleman, Jerry D. Devore, William Hackney, III, Marilyn Robinson Irvin, Dallas L. Lundy, Walter F. Reames, Jr. and Christopher A. Reynolds has been filed as Exhibit 2.3 to the Form 8-K/A filed on October 19, 2001, (S.E.C. File No. 1-8100) and is incorporated herein by reference.

2.4	Copy of the Stock Purchase Agreement, dated as of June 4, 2003, among Eaton Vance Acquisitions, a Massachusetts Business Trust, and PPA Acquisition, LLC, a Delaware limited liability company, PPA Acquisition Corp., a Delaware corporation doing business under the name of “Parametric Portfolio Associates” and Brian Langstraat and David Stein has been filed as Exhibit 2.4 to the Annual Report on Form 10-K for the fiscal year ended October 31, 2003, (S.E.C. File No. 1-8100) and is incorporated herein by reference.

2.5	Copy of The First Amendment to the Stock Purchase Agreement, dated as of September 10, 2003, among Eaton Vance Acquisitions, a Massachusetts Business Trust, and PPA Acquisition, LLC, a Delaware limited liability company, PPA Acquisition Corp., a Delaware corporation doing business under the name of “Parametric Portfolio Associates” and Brian Langstraat and David Stein has been filed as Exhibit 2.5 to the Annual Report on Form 10-K for the fiscal year ended October 31, 2003, (S.E.C. File No. 1-8100) and is incorporated herein by reference.

2.6	Copy of the Second Amendment to the Stock Purchase Agreement, dated as of September 10, 2003, among Eaton Vance Acquisitions, a Massachusetts Business Trust, and PPA Acquisition, LLC, a Delaware limited liability company, PPA Acquisition Corp., a Delaware corporation doing business under the name of “Parametric Portfolio Associates” and Brian Langstraat and David Stein has been filed as Exhibit 2.6 to the Annual Report on Form 10-K for the fiscal year ended October 31, 2003, (S.E.C. File No. 1-8100) and is incorporated herein by reference.

Exhibit No.	Description

2.7	Copy of the Purchase Agreement, dated as of November 10, 2008, by and among M.D. Sass Tax Advantaged Bond Strategies, L.L.C., a Delaware limited liability company, M.D. Sass Investors Services, Inc., a Delaware corporation, 1185 Advisors, L.L.C., a Delaware limited liability company, James H. Evans, and Eaton Vance Management, a Massachusetts business trust and wholly owned subsidiary of the Registrant, has been filed as Exhibit 10.1 to the Form 8-K filed November 12, 2008, (S.E.C. File No. 1-8100) and is incorporated herein by reference.

2.8	Copy of the Share Purchase Agreement, dated as of June 15, 2012, by and among Hexavest Inc., its shareholders, 9264-7064 Québec Inc. and Eaton Vance Management Canada Ltd. filed as Exhibit 2.1 to the Form 8-K of the Company on June 15, 2012 (S.E.C. file No. 1-8100) and is incorporated herein by reference.

3.1	The Company’s Amended Articles of Incorporation, as amended, are filed as Exhibit 3.1 to the Company’s registration statement on Form S-3 dated June 14, 2013, filed pursuant to the Securities Act of 1933 (S.E.C. File No. 333-189309) and are incorporated herein by reference.

3.2	The Company’s By-Laws, as amended, are filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed January 18, 2006 (S.E.C. File No. 1-8100) and are incorporated herein by reference.

4.1	The rights of the holders of the Company’s Common Stock, par value $0.00390625 per share, and Non-Voting Common Stock, par value $0.00390625 per share, are described in the Company’s Amended Articles of Incorporation (particularly Articles Sixth, Seventh and Ninth thereof) and the Company’s By-Laws (particularly Article II thereof). See Exhibits 3.1 and 3.2 above as incorporated herein by reference.

9.1	Copy of the Voting Trust Agreement made as of October 30, 1997 has been filed as Exhibit 9.1 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 1997, (S.E.C. File No. 1-8100) and is incorporated herein by reference.

9.2	Copy of the resolutions of the Voting Trustees of the Voting Trust amending the Voting Trust Agreement, dated October 11, 2000 has been filed as Exhibit 9.2 as part of Amendment No. 1 to the Annual Report on Form 10-K/A of the Company for the fiscal year ended October 31, 2006, (S.E.C. File No. 1-8100) and are incorporated herein by reference.

9.3	Copy of the resolutions of the Voting Trustees of the Voting Trust amending the Voting Trust Agreement, dated October 1, 2003 has been filed as Exhibit 9.3 as part of Amendment No. 1 to the Annual Report on Form 10-K/A of the Company for the fiscal year ended October 31, 2006, (S.E.C. File No. 1-8100) and are incorporated herein by reference.

9.4	Copy of the resolutions of the Voting Trustees of the Voting Trust amending the Voting Trust Agreement, dated October 10, 2006 has been filed as Exhibit 9.4 as part of Amendment No. 1 to the Annual Report on Form 10-K/A of the Company for the fiscal year ended October 31, 2006, (S.E.C. File No. 1-8100) and are incorporated herein by reference.

9.5	Copy of the resolutions of the Voting Trustees of the Voting Trust amending the Voting Trust Agreement has been filed as Exhibit 9.5 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 2010, (S.E.C. File No 1-8100) and are incorporated herein by reference.

Exhibit No.	Description

9.6	Copy of the resolutions of the Voting Trustees of the Voting Trust dated October 4, 2013 amending the Voting Trust Agreement has been filed as Exhibit 9.6 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 2013 (S.E.C. File No 1-8100) and are incorporated herein by reference.

9.7	Copy of the resolutions of the Voting Trustees of the Voting Trust dated October 26, 2016 amending the Voting Trust Agreement.

10.1	Copy of the Eaton Vance Corp. Supplemental Profit Sharing Plan adopted by the Company’s Directors on October 9, 1996, has been filed as Exhibit 10.12 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 1996, (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.2	Copy of the Eaton Vance Corp. 1998 Stock Option Plan as adopted by the Eaton Vance Corp. Board of Directors on July 9, 1998 has been filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company for the fiscal quarter ended July 31, 1998 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.3	Copy of the Eaton Vance Corp. Executive Performance-Based Compensation Plan as adopted by the Eaton Vance Corp. Board of Directors on July 9, 1998 has been filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q of the Company for the fiscal quarter ended July 31, 1998 (S.E.C. File No. 1-8100), and is incorporated herein by reference. †

10.4	Copy of the 1998 Executive Loan Program, as amended, relating to financing or refinancing the exercise of options by key directors, officers, and employees adopted by the Eaton Vance Corp. Directors on October 15, 1998 has been filed as Exhibit 10.4 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 2007, (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.5	Copy of the Eaton Vance Corp. 1999 Restricted Stock Plan as adopted by the Eaton Vance Corp. Board of Directors on October 13, 1999 has been filed as Exhibit 10.22 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 1999 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.6	Copy of Amendment No. 1 to the Eaton Vance Corp. Executive Performance-Based Compensation Plan as adopted by the Eaton Vance Corp. Board of Directors on October 11, 2000 has been filed as Exhibit 10.16 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 2000 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.7	Copy of the restated Eaton Vance Corp. Supplemental Profit Sharing Plan as adopted by the Eaton Vance Corp. Board of Directors on October 11, 2000 has been filed as Exhibit 10.17 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 2000 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.8	Copy of the Eaton Vance Corp. Stock Option Income Deferral Plan as adopted by the Eaton Vance Corp. Board of Directors on April 18, 2001 has been filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company for the fiscal quarter ended April 30, 2001, (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

Exhibit No.	Description

10.9	Copy of the Eaton Vance Corp. 1986 Employee Stock Purchase Plan – Restatement No. 9 as adopted by the Eaton Vance Corp. Board of Directors on July 11, 2001 has been filed as Exhibit 10.19 to the Quarterly Report on Form 10-Q of the Company for the fiscal quarter ended July 31, 2001, (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.10	Copy of the Eaton Vance Corp. 1992 Incentive Plan – Stock Alternative – Restatement No. 5 as adopted by the Eaton Vance Corp. Board of Directors on July 11, 2001 has been filed as Exhibit 10.20 to the Quarterly Report on Form 10-Q of the Company for the fiscal quarter ended July 31, 2001, (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.11	Copy of the Eaton Vance Corp. 1998 Stock Option Plan – Restatement No. 3 as adopted by the Eaton Vance Corp. Board of Directors on December 12, 2001 has been filed as Exhibit 10.22 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 2001, (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.12	Copy of the 1998 Eaton Vance Employee Loan Program (formerly called the Eaton Vance Corp. 1998 Executive Loan Program) relating to financing or refinancing the exercise of options by employees revised by the Eaton Vance Corp. Board of Directors on July 9, 2003 has been filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company for the quarter ended July 31, 2003 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.13	Copy of the Eaton Vance Corp. 1998 Stock Option Plan – Restatement No. 4 as adopted by the Eaton Vance Corp. Board of Directors on October 20, 2004 has been filed as Exhibit 10.15 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 2004 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.14	Copy of the Eaton Vance Corp. 1998 Stock Option Plan – Restatement No. 5 as adopted by the Eaton Vance Corp. Board of Directors on December 15, 2004 has been filed as Exhibit 10.17 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 2004 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.15	Copy of the Eaton Vance Corp. 1986 Employee Stock Purchase Plan – Restatement No. 10 as adopted by the Eaton Vance Corp. Board of Directors on December 15, 2004 has been filed as Exhibit 10.18 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 2004 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.16	Copy of the Eaton Vance Corp. 1992 Incentive Plan – Stock Alternative – Restatement No. 6 as adopted by the Eaton Vance Corp. Board of Directors on December 15, 2004 has been filed as Exhibit 10.19 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 2004 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.17	Copy of the Eaton Vance Corp. 1999 Restricted Stock Plan – Restatement No. 1 as adopted by the Eaton Vance Corp. Board of Directors on December 15, 2004 has been filed as Exhibit 10.20 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 2004 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.18	Copy of the Eaton Vance Corp. 1998 Stock Option Plan – Restatement No. 8 as adopted by the Eaton Vance Corp. Board of Directors on October 25, 2006 has been filed as Exhibit 10.19 to the

Exhibit No.	Description

Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 2006 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.19	Copy of the Eaton Vance Corp. 1986 Employee Stock Purchase Plan – Restatement No. 11 as adopted by the Eaton Vance Corp. Board of Directors on October 25, 2006 has been filed as Exhibit 10.20 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 2006 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.20	Copy of the Eaton Vance Corp. 2007 Stock Option Plan as adopted by the Eaton Vance Corp. Board of Directors on October 24, 2007 has been filed as Exhibit 10.1 to the Current Report on Form 8-K of the Company on October 29, 2007 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.21	Copy of the Eaton Vance Corp. 2008 Omnibus Incentive Plan as adopted by the Eaton Vance Corp. Board of Directors on October 30, 2008 has been filed as Exhibit 10.1 to the Current Report on Form 8-K of the Company on November 3, 2008 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.22	Copy of the Eaton Vance Corp. 2008 Omnibus Incentive Plan as adopted by the Eaton Vance Corp. Board of Directors on October 30, 2008 has been filed as Exhibit 10.1 as part of the Current Report on Form 8-K/A of the Company on December 4, 2008 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.23	Copy of the Eaton Vance Corp. 2008 Omnibus Incentive Plan as amended and restated by the Eaton Vance Corp. Board of Directors on January 7, 2009 has been filed as Exhibit 10.1 to the Current Report on Form 8-K/A of the Company on January 12, 2009 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.24	Copy of the Eaton Vance Corp. 2008 Omnibus Incentive Plan Restatement No. 2 as approved by the Eaton Vance Corp. Board of Directors on October 21, 2009 and the Voting Shareholders on October 23, 2009 has been filed as Exhibit 10.1 to the Current Report on Form 8-K of the Company on October 29, 2009 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.25	Copy of the 2009 Amendment to the Eaton Vance Corp. 2007 Stock Option Plan as approved by the Eaton Vance Corp. Board of Directors on October 21, 2009 and the Voting Shareholders on October 23, 2009 has been filed as Exhibit 10.2 to the Current Report on Form 8-K of the Company on October 29, 2009 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.26	Copy of the Eaton Vance Corp. Annual Performance Incentive Plan for Non-Covered Employees as approved by the Eaton Vance Corp. Board of Directors on October 21, 2009 and the Voting Shareholders on October 23, 2009 has been filed as Exhibit 10.3 to the Current Report on Form 8-K of the Company on October 29, 2009 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.27	Copy of the 2010 Amendment to the Eaton Vance Employee Loan Program (formerly called the Eaton Vance Corp. 1998 Executive Loan Program) as approved by the Eaton Vance Corp. Board of Directors and the Voting Shareholders on October 26, 2010 has been filed as Exhibit 10.28 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 2010 (S.E.C File No. 1-8100) and is incorporated herein by reference.†

Exhibit No.	Description

10.28	Copy of the Eaton Vance Corp. 1986 Employee Stock Purchase Plan – Restatement No. 12 as approved by the Eaton Vance Corp. Board of Directors and the Voting Shareholders on October 26, 2010 has been filed as Exhibit 10.29 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 2010 (S.E.C File No. 1-8100) and is incorporated herein by reference. †

10.29	Copy of the Eaton Vance Corp. 2008 Omnibus Incentive Plan Restatement No. 3 as approved by the Eaton Vance Corp. Board of Directors and the Voting Shareholders on October 26, 2010 has been filed as Exhibit 10.1 to the Current Report on Form 8-K of the Company on December 16, 2010 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.30	Copy of the 2010 Amendment to the Eaton Vance Corp. Annual Performance Incentive Plan for Non-Covered Employees as approved by the Eaton Vance Corp. Board of Directors and Voting Shareholders on October 26, 2010 has been filed as Exhibit 10.31 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 2010 (S.E.C File No. 1-8100) and is incorporated herein by reference. †

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

10.43	Copy of the Parametric Portfolio Associates LLC, Long-term Equity Incentive Plan has been filed as Exhibit 10.43 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 2014 (S.E.C. File No 1-8100) and is incorporated herein by reference. †

10.44	Copy of the Eaton Vance Corp. 2013 Omnibus Incentive Plan, as amended and restated, approved by the Eaton Vance Corp. Board of Directors on October 28, 2015 and the Voting Shareholders on October 30, 2015 has been filed as Exhibit 10.1 to the Current Report on Form 8-K on November 3, 2015 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.45	Copy of the Eaton Vance Corp. 2013 Nonqualified Employee Stock Purchase Plan, as amended and restated, approved by the Eaton Vance Corp. Board of Directors on October 28, 2015 and the Voting Shareholders on October 30, 2015 has been filed as Exhibit 10.2 to the Current Report on Form 8-K on November 3, 2015 (S.E.C. File No. 1-8100) and is incorporated herein by reference.†

10.46	Copy of the Eaton Vance Corp. 2013 Incentive Compensation Nonqualified Employee Stock Purchase Plan, as amended and restated, approved by the Eaton Vance Corp. Board of Directors

Exhibit No.	Description

on October 28, 2015 and the Voting Shareholders on October 30, 2015 has been filed as Exhibit 10.3 to the Current Report on Form 8-K on November 3, 2015 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.47	Copy of the Parametric Portfolio Associates LLC, Long-term Equity Incentive Plan, as amended and restated, approved by the Eaton Vance Corp. Board of Directors on October 28, 2015 and the Voting Shareholders on October 30, 2015 has been filed as Exhibit 10.4 to the Current Report on Form 8-K on November 3, 2015 (S.E.C. File No. 1-8100) and is incorporated herein by reference.†

10.48	Copy of the Eaton Vance Corp. Deferred Alpha Incentive Plan, approved by the Eaton Vance Corp. Board of Directors on October 28, 2015 and the Voting Shareholders on October 30, 2015 has been filed as Exhibit 10.5 to the Current Report on Form 8-K on November 3, 2015 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.49	Copy of the 2013 Omnibus Incentive Plan, as amended and restated, approved by the Eaton Vance Corp. Board of Directors and the Voting Shareholders on October 26, 2016 has been filed as Exhibit 10.1 to the Current Report on Form 8-K on October 31, 2016 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.50	Copy of the 2016 Parametric Phantom Incentive Plan, approved by the Eaton Vance Corp. Board of Directors and the Voting Shareholders on October 26, 2016 has been filed as Exhibit 10.2 to the Current Report on Form 8-K on October 31, 2016 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

21.1	List of the Company’s Subsidiaries as of October 31, 2016 (filed herewith).

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

99.1	List of Eaton Vance Corp. Open Registration Statements (filed herewith).

101

Materials from the Eaton Vance Corp. Annual Report on Form 10-K for the year ended October 31, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) related Notes to the Consolidated Financial Statements, tagged in detail (filed herewith).

†	Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

