Form 10-Q
period 2017-01-31
EATON VANCE CORP
filed 2017-03-08
CIK 350797

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended January 31, 2017

or

☐	Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the transition period from _____________ to ____________

Commission File Number: 1-8100

EATON VANCE CORP.

(Exact name of registrant as specified in its charter)

Maryland	04-2718215
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

Two International Place, Boston, Massachusetts 02110
(Address of principal executive offices) (zip code)

(617) 482-8260
(Registrant’s telephone number, including area code)

Indicate by check-mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Outstanding as of January 31, 2017
Non-Voting Common Stock, $0.00390625 par value	114,770,708 shares
Voting Common Stock, $0.00390625 par value	442,932 shares

Eaton Vance Corp.

Form 10-Q

As of January 31, 2017 and for the

Three Month Period Ended January 31, 2017

Part I - Financial Information

Item 1. Consolidated Financial Statements

Eaton Vance Corp.

Consolidated Balance Sheets (unaudited)

	January 31,	October 31,
(in thousands)	2017	2016
Assets
Cash and cash equivalents	$320,113	$424,174
Management fees and other receivables	186,330	186,172
Investments	705,197	589,773
Deferred sales commissions	31,396	27,076
Deferred income taxes	65,597	73,295
Equipment and leasehold improvements, net	45,023	44,427
Intangible assets, net	96,529	46,809
Goodwill	248,091	248,091
Loan to affiliate	5,000	5,000
Other assets	55,328	85,565
Total assets	$1,758,604	$1,730,382

See notes to Consolidated Financial Statements.

Eaton Vance Corp.

Consolidated Balance Sheets (unaudited) (continued)

	January 31,	October 31,
(in thousands, except share data)	2017	2016
Liabilities, Temporary Equity and Permanent Equity
Liabilities:
Accrued compensation	$65,305	$173,485
Accounts payable and accrued expenses	67,723	59,927
Dividend payable	37,036	36,525
Debt	571,946	571,773
Other liabilities	123,354	75,069
Total liabilities	865,364	916,779

Commitments and contingencies (Note 18)

Temporary Equity:
Redeemable non-controlling interests	149,418	109,028
Permanent Equity:
Voting Common Stock, par value $0.00390625 per share:
Authorized, 1,280,000 shares
Issued and outstanding, 442,932 and 442,932 shares, respectively	2	2
Non-Voting Common Stock, par value $0.00390625 per share:
Authorized, 190,720,000 shares
Issued and outstanding, 114,770,708 and 113,545,008 shares, respectively	448	444
Additional paid-in capital	2,777	-
Notes receivable from stock option exercises	(10,141)	(12,074)
Accumulated other comprehensive loss	(51,455)	(57,583)
Retained earnings	801,451	773,000
Total Eaton Vance Corp. shareholders’ equity	743,082	703,789
Non-redeemable non-controlling interests	740	786
Total permanent equity	743,822	704,575
Total liabilities, temporary equity and permanent equity	$1,758,604	$1,730,382

See notes to Consolidated Financial Statements.

Eaton Vance Corp.

Consolidated Statements of Income (unaudited)

	Three Months Ended
	January 31,
(in thousands, except per share data)	2017	2016
Revenue:
Management fees	$304,653	$283,042
Distribution and underwriter fees	18,959	19,058
Service fees	28,911	27,259
Other revenue	2,436	2,197
Total revenue	354,959	331,556
Expenses:
Compensation and related costs	135,135	122,510
Distribution expense	31,117	28,483
Service fee expense	26,927	24,595
Amortization of deferred sales commissions	3,854	4,044
Fund-related expenses	10,875	9,163
Other expenses	41,615	42,136
Total expenses	249,523	230,931
Operating income	105,436	100,625
Non-operating income (expense):
Gains and other investment income, net	494	2,840
Interest expense	(7,347)	(7,342)
Other income (expense) of consolidated collateralized loan obligation (CLO) entity:
Gains and other investment income, net	-	3,279
Interest and other expense	-	(1,836)
Total non-operating expense	(6,853)	(3,059)
Income before income taxes and equity in net income of affiliates	98,583	97,566
Income taxes	(36,748)	(36,843)
Equity in net income of affiliates, net of tax	2,506	2,509
Net income	64,341	63,232
Net income attributable to non-controlling and other beneficial interests	(3,630)	(4,846)
Net income attributable to Eaton Vance Corp. shareholders	$60,711	$58,386
Earnings per share:
Basic	$0.55	$0.52
Diluted	$0.53	$0.50
Weighted average shares outstanding:
Basic	110,267	111,641
Diluted	114,671	114,603
Dividends declared per share	$0.280	$0.265

See notes to Consolidated Financial Statements.

Eaton Vance Corp.

Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended
	January 31,
(in thousands)	2017	2016
Net income	$64,341	$63,232
Other comprehensive income (loss):
Amortization of net gains (losses) on derivatives, net of tax	4	3
Unrealized holding gains (losses) on available-for-sale investments and reclassification adjustments, net of tax	327	(658)
Foreign currency translation adjustments, net of tax	5,797	(14,065)
Other comprehensive income (loss), net of tax	6,128	(14,720)
Total comprehensive income	70,469	48,512
Comprehensive income attributable to non-controlling and other beneficial interests	(3,630)	(4,846)
Total comprehensive income attributable to Eaton Vance Corp. shareholders	$66,839	$43,666

See notes to Consolidated Financial Statements.

Eaton Vance Corp.

Consolidated Statements of Shareholders’ Equity (unaudited)

	Permanent Equity								Temporary Equity

(in thousands)	Voting Common Stock	Non-Voting Common Stock	Additional Paid-In Capital	Notes Receivable from Stock Option Exercises	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non- Redeemable Non- Controlling Interests	Total Permanent Equity	Redeemable Non- Controlling Interests
Balance, November 1, 2016	$2	$444	$-	$(12,074)	$(57,583)	$773,000	$786	$704,575	$109,028
Net income	-	-	-	-	-	60,711	892	61,603	2,738
Other comprehensive income	-	-	-	-	6,128	-	-	6,128	-
Dividends declared ($0.280 per share)	-	-	-	-	-	(32,260)	-	(32,260)	-
Issuance of Non-Voting Common Stock:
On exercise of stock options	-	3	26,215	(330)	-	-	-	25,888	-
Under employee stock purchase plans	-	-	1,516	-	-	-	-	1,516	-
Under employee stock purchase incentive plan	-	-	324	-	-	-	-	324	-
Under restricted stock plan, net of forfeitures	-	6	-	-	-	-	-	6	-
Stock-based compensation	-	-	20,178	-	-	-	-	20,178	-
Tax benefit of stock option exercises	-	-	4,858	-	-	-	-	4,858	-
Tax benefit of non-controlling interest repurchases	-	-	3,659	-	-	-	-	3,659	-
Repurchase of Non-Voting Common Stock	-	(5)	(53,596)	-	-	-	-	(53,601)	-
Principal repayments on notes receivable from stock option exercises	-	-	-	2,263	-	-	-	2,263	-
Net subscriptions (redemptions/distributions) of non-controlling interest holders	-	-	-	-	-	-	(874)	(874)	44,152
Reclass to temporary equity	-	-	-	-	-	-	(64)	(64)	64
Purchase of non-controlling interests	-	-	-	-	-	-	-	-	(6,941)
Other changes in non-controlling interests	-	-	(377)	-	-	-	-	(377)	377
Balance, January 31, 2017	$2	$448	$2,777	$(10,141)	$(51,455)	$801,451	$740	$743,822	$149,418

See notes to Consolidated Financial Statements.

Eaton Vance Corp.

Consolidated Statements of Shareholders’ Equity (unaudited) (continued)

	Permanent Equity									Temporary Equity

(in thousands)	Voting Common Stock	Non-Voting Common Stock	Additional Paid-In Capital	Notes Receivable from Stock Option Exercises	Accumulated Other Comprehensive Loss	Appropriated Deficit	Retained Earnings	Non- Redeemable Non- Controlling Interests	Total Permanent Equity	Redeemable Non- Controlling Interests
Balance, November 1, 2015	$2	$451	$-	$(11,143)	$(48,586)	$(5,338)	$684,845	$1,725	$621,956	$88,913
Net income	-	-	-	-	-	1,912	58,386	932	61,230	2,002
Other comprehensive loss	-	-	-	-	(14,720)	-	-	-	(14,720)	-
Dividends declared ($0.265 per share)	-	-	-	-	-	-	(30,493)	-	(30,493)	-
Issuance of Voting Common Stock	-	-	232	-	-	-	-	-	232	-
Issuance of Non-Voting Common Stock:
On exercise of stock options	-	1	5,667	(531)	-	-	-	-	5,137	-
Under employee stock purchase plans	-	-	1,610	-	-	-	-	-	1,610	-
Under employee stock purchase incentive plan	-	-	255	-	-	-	-	-	255	-
Under restricted stock plan, net of forfeitures	-	5	-	-	-	-	-	-	5	-
Stock-based compensation	-	-	18,234	-	-	-	-	-	18,234	-
Tax benefit of stock option exercises	-	-	2,261	-	-	-	-	-	2,261	-
Repurchase of Voting Common Stock	-	-	(77)	-	-	-	-	-	(77)	-
Repurchase of Non-Voting Common Stock	-	(9)	(28,135)	-	-	-	(45,197)	-	(73,341)	-
Principal repayments on notes receivable from stock option exercises	-	-	-	972	-	-	-	-	972	-
Net subscriptions (redemptions/distributions) of non-controlling interest holders	-	-	-	-	-	-	-	(773)	(773)	400
Reclass to temporary equity	-	-	-	-	-	-	-	(119)	(119)	119
Purchase of non-controlling interests	-	-	-	-	-	-	-	-	-	(6,202)
Other changes in non-controlling interests	-	-	(47)	-	-	-	-	-	(47)	47
Balance, January 31, 2016	$2	$448	$-	$(10,702)	$(63,306)	$(3,426)	$667,541	$1,765	$592,322	$85,279

See notes to Consolidated Financial Statements.

Eaton Vance Corp.

Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended
	January 31,
(in thousands)	2017	2016
Cash Flows From Operating Activities:
Net income	$64,341	$63,232
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Depreciation and amortization	4,494	5,414
Amortization of deferred sales commissions	3,855	4,044
Stock-based compensation	20,178	18,234
Deferred income taxes	11,101	6,666
Net losses (gains) on investments and derivatives	3,935	(585)
Equity in net income of affiliates, net of amortization	(2,506)	(2,519)
Dividends received from affiliates	2,905	2,931
Consolidated CLO entity’s operating activities:
Net losses on bank loans, other investments and note obligations	-	464
Amortization	-	15
Net increase in other assets and liabilities, including cash and cash equivalents	-	81,271
Changes in operating assets and liabilities:
Management fees and other receivables	(124)	15,060
Investments in trading securities	(113,213)	(24,094)
Deferred sales commissions	(8,174)	(4,958)
Other assets	11,356	22,679
Accrued compensation	(108,269)	(118,954)
Accounts payable and accrued expenses	7,515	2,433
Other liabilities	63,534	15,895
Net cash (used for) provided by operating activities	(39,072)	87,228

Cash Flows From Investing Activities:
Additions to equipment and leasehold improvements	(2,435)	(2,947)
Issuance of loan to affiliate	-	(5,000)
Net cash paid in acquisition	(52,016)	-
Proceeds from sale of investments	4,102	8,416
Purchase of investments	(32)	(33)
Consolidated CLO entity’s investing activities:
Proceeds from sales and maturities of bank loans and other investments	-	16,872
Purchase of bank loans and other investments	-	(99,785)
Net cash used for investing activities	(50,381)	(82,477)

See notes to Consolidated Financial Statements.

Eaton Vance Corp.

Consolidated Statements of Cash Flows (unaudited) (continued)

	Three Months Ended
	January 31,
(in thousands)	2017	2016
Cash Flows From Financing Activities:
Purchase of additional non-controlling interest	(9,451)	(15,580)
Proceeds from issuance of Voting Common Stock	-	232
Proceeds from issuance of Non-Voting Common Stock	27,734	7,007
Repurchase of Voting Common Stock	-	(77)
Repurchase of Non-Voting Common Stock	(53,601)	(73,341)
Principal repayments on notes receivable from stock option exercises	2,263	972
Excess tax benefit of stock option exercises	5,722	2,261
Dividends paid	(31,749)	(30,437)
Net subscriptions received from (redemptions/distributions paid to) non-controlling interest holders	43,424	(373)
Net cash used for financing activities	(15,658)	(109,336)
Effect of currency rate changes on cash and cash equivalents	1,050	(2,840)
Net decrease in cash and cash equivalents	(104,061)	(107,425)
Cash and cash equivalents, beginning of period	424,174	465,558
Cash and cash equivalents, end of period	$320,113	$358,133

Supplemental Cash Flow Information:
Cash paid for interest	$5,988	$5,986
Cash paid for income taxes, net of refunds	4,321	5,272
Supplemental Disclosure of Non-Cash Information:
Increase in equipment and leasehold improvements due to non-cash additions	$275	$608
Exercise of stock options through issuance of notes receivable	331	531
Net Consolidations of Sponsored Investment Funds:
Increase in investments	$91,135	$-
Increase in other liabilities, net of other assets	51,177	-
Increase in non-controlling interests	29,969	-

See notes to Consolidated Financial Statements.

Eaton Vance Corp.

Notes to Consolidated Financial Statements (unaudited)

1.	Summary of Significant Accounting Policies

Basis of presentation

In the opinion of management, the accompanying unaudited interim Consolidated Financial Statements of Eaton Vance Corp. (the Company) include all adjustments necessary to present fairly the results for the interim periods in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). Such financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures have been omitted pursuant to such rules and regulations. As a result, these financial statements should be read in conjunction with the audited Consolidated Financial Statements and related notes included in the Company’s latest Annual Report on Form 10-K.

During the first quarter of fiscal 2017, the Company changed the description of a line item in the Consolidated Statements of Income from investment advisory and administrative fees to management fees.  The change in the description had no impact on the Company’s previously reported net income or financial position, and does not represent a restatement of previously reported financial results.  Management fees are defined as including both investment advisory fees and administration fees for all periods presented.

Adoption of new accounting standards

The Company adopted the following accounting standards as of November 1, 2016:

•	Consolidation - Accounting Standards Update (ASU) 2015-02, Amendments to the Consolidation Analysis

•	Consolidation - ASU 2016-17, Interests Held Through Related Parties That Are Under Common Control
•	Debt issuance costs - ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs

The adoption of the amendments to the Consolidation guidance did not result in the consolidation of a previously unconsolidated legal entity or the deconsolidation of a previously consolidated entity. The amendment to the consolidation guidance that had the most significant impact on the Company’s consolidation analysis is the elimination of the deferral of accounting guidance that required separate evaluation for investment company variable interest entities (VIEs). The elimination of this deferral reduces the threshold used to evaluate whether the Company has a controlling financial interest in the Company’s sponsored funds in which the Company holds a seed investment from an ownership percentage of 50 percent to 10 percent. The amended guidance also impacted the Company’s evaluation of limited partnerships. Under the amended guidance, if limited partners with equity at risk in a limited partnership or similarly structured entity do not have either substantive kick-out rights over the general partner or substantive participation rights, the limited partnership is deemed to be a VIE. This update to the guidance resulted in the Company identifying that a private equity partnership managed by a third party that was previously considered a voting interest entity is now considered a VIE subsequent to the adoption of the amended guidance. The Company holds a variable interest in, but is not deemed to be the primary beneficiary of, this VIE. Refer to disclosure of this variable interest in Note 6, under the heading Other Entities.

The adoption of the new guidance related to debt issuance costs resulted in the Company changing the classification of certain debt issuance costs in its Consolidated Balance Sheets. All debt issuance costs were previously reported as a component of other assets. Debt issuance costs related to the Company’s Senior Notes are now presented as a component of debt on the Company’s Consolidated Balance Sheets. Amounts for the comparative prior fiscal year have been restated to conform to the current year presentation. This reclassification had no impact on previously reported net income or previously reported financial results.

The following table presents the effects of the change in presentation of debt issuance costs to the Company’s previously reported Consolidated Balance Sheet:

October 31, 2016

(in thousands)	As Previously Reported	Reclassification	As Restated
Other assets	$87,759	$(2,194)	$85,565
Total assets	1,732,576	(2,194)	1,730,382
Debt	573,967	(2,194)	571,773
Total liabilities	918,973	(2,194)	916,779
Total permanent equity	704,575	-	704,575
Total liabilities, temporary equity and permanent equity	1,732,576	(2,194)	1,730,382

In addition to the above updates, the Company adopted ASU 2017-01, Clarifying the Definition of a Business, in conjunction with the acquisition of the assets of Calvert Investment Management, Inc. (Calvert Investments), which closed on December 30, 2016. This new standard provides an up-front quantitative approach, which is referred to as a “screen,” to determine whether an entity is acquiring assets or a business. In applying the screen, the Company determined that substantially all of the fair value of the gross assets acquired was concentrated in a single identifiable asset or group of similar assets and that the assets acquired, therefore, did not qualify as a business. Disclosure of the acquisition is included in Note 9.

The Company’s significant accounting policies related to each of the ASUs adopted as of November 1, 2016 are summarized below, as amended.

Principles of consolidation

With limited exceptions, each of the Company’s sponsored mutual funds is organized as a separately managed component (or series) of a series trust. All assets of a series irrevocably belong to that series and are subject to the liabilities of that series; under no circumstances are the liabilities of one series payable by another series. The Company’s series trusts have no equity investment at risk, rather all equity is issued at the series level. However, decisions regarding the trustees of the trust and certain key activities of each series (i.e. sponsored fund) within the trust, such as appointment of each sponsored fund’s investment adviser, typically reside at the trust level. As a result, shareholders of a sponsored fund that is organized as a series of a series trust lack the ability to control the key decision-making processes that most directly affect the performance of the sponsored fund. Accordingly, the Company believes that each trust is a VIE and each sponsored fund within the trust is a silo that also meets the definition of a VIE. Having concluded that each silo is a VIE, the primary beneficiary evaluation is focused on an analysis of economic interests in the sponsored fund. The Company may hold a significant interest in the shares of a sponsored fund during the seed investment stage when the sponsored fund’s investment track record is being established. The Company consolidates a sponsored fund when it has a controlling financial interest in a fund. Given the fees earned from each sponsored fund are commensurate with the services provided and consistent with market based terms, the Company has generally concluded that its asset management arrangements with sponsored funds represent variable interests that convey both power and economics to the Company in instances in which the Company possesses a greater than 10 percent ownership interest in the fund.  Fee revenue earned on consolidated sponsored funds is eliminated in consolidation.

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

When the Company is no longer deemed to hold a controlling financial interest in a sponsored fund, the Company deconsolidates the sponsored fund and removes the related assets, liabilities and non-controlling interests from its balance sheet and classifies the Company’s remaining investment as available-for-sale. Because consolidated sponsored funds carry their assets and liabilities at fair value, there is no incremental gain or loss recognized upon deconsolidation.

The extent of the Company’s exposure to loss with respect to a consolidated sponsored fund is limited to the amount of the Company’s investment in the sponsored fund. The Company is not obligated to provide financial support to sponsored funds. Only the assets of a sponsored fund are available to settle its obligations. Beneficial interest holders of sponsored funds do not have recourse to the general credit of the Company.

Consolidation of VIEs

Accounting guidance provides a framework for determining whether an entity should be considered a VIE and, if so, whether a company’s involvement with the entity results in a variable interest in the entity. If the Company determines that it does have a variable interest in an entity, it must perform an analysis to determine whether it is the primary beneficiary of the VIE. If the Company determines it is the primary beneficiary of the VIE, it is required to consolidate the assets, liabilities, results of operations and cash flows of the VIE.

The Company’s evaluation of whether it qualifies as the primary beneficiary of a VIE is complex. The Company is the primary beneficiary of a VIE if it has a controlling financial interest in the VIE. A company is deemed to have a controlling financial interest in a VIE if it has both (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (ii) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.

For collateralized loan obligation (CLO) entities, the Company must evaluate the relative size of the Company’s residual interest and the overall magnitude and design of the collateral fees within each structure. There is also judgment involved in assessing whether the Company has the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses of or the right to receive benefits from the VIE that could potentially be significant to the entity.

While the Company believes its overall evaluation of VIEs is appropriate, future changes in estimates, judgments and assumptions, changes in the ownership interests of the Company in a VIE, and/or future accounting pronouncements may affect the resulting consolidation, or deconsolidation, of the assets, liabilities, results of operations and cash flows of a VIE.

Debt issuance costs

Deferred debt issuance costs are amortized using the effective interest method over the related debt term. Debt issuance costs related to the Company’s Senior Notes are included in debt in the Company’s Consolidated Balance Sheets. The amortization of deferred debt issuance costs is included in interest expense on the Company’s Consolidated Statements of Income.

2.	New Accounting Standards Not Yet Adopted

Statement of cash flows-restricted cash

In November 2016, the Financial Accounting Standards Board (FASB) issued an amendment to existing guidance on the presentation and classification of restricted cash in the statement of cash flows. The amendment requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new guidance is effective for the Company’s fiscal year that begins on November 1, 2018 and requires a retrospective approach to adoption. The Company is currently evaluating the potential impact on its Consolidated Financial Statements and related disclosures.

Simplifying the test for goodwill impairment

In January 2017, the FASB issued amended guidance that simplifies the test for goodwill impairment. The standard eliminates Step 2 from the goodwill impairment test. Under the amended guidance, an entity should perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity will recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, but the loss cannot exceed the total amount of goodwill allocated to the reporting unit. The new guidance is effective for the Company’s fiscal year that begins on November 1, 2020 and requires a prospective approach to adoption. Early adoption is permitted for interim or annual goodwill impairment tests. The Company is currently evaluating the potential impact on its Consolidated Financial Statements and related disclosures.

3.	Consolidated Sponsored Funds

The following table sets forth the balances related to consolidated sponsored funds at January 31, 2017 and October 31, 2016, as well as the Company’s net interest in these funds:

(in thousands)	January 31, 2017	October 31, 2016
Investments	$374,128	$248,036
Other assets	10,047	10,984
Other liabilities	(71,672)	(23,947)
Redeemable non-controlling interests	(71,384)	(24,474)
Net interest in consolidated sponsored funds	$241,119	$210,599

4.	Investments

The following is a summary of investments at January 31, 2017 and October 31, 2016:

(in thousands)	January 31, 2017	October 31, 2016
Investment securities, trading:
Short-term debt securities	$68,915	$85,822
Consolidated sponsored funds	374,128	248,036
Separately managed accounts	85,495	79,683
Total investment securities, trading	528,538	413,541
Investment securities, available-for-sale	10,148	13,312
Investments in non-consolidated CLO entities	3,927	3,837
Investments in equity method investees	143,430	139,929
Investments, other	19,154	19,154
Total investments	$705,197	$589,773

Investment securities, trading

The following is a summary of the fair value of investments classified as trading at January 31, 2017 and October 31, 2016:

(in thousands)	January 31, 2017	October 31, 2016
Short-term debt securities	$68,915	$85,822
Other debt securities	253,954	191,688
Equity securities	205,669	136,031
Total investment securities, trading	$528,538	$413,541

The Company recognized gains (losses) related to trading securities still held at the reporting date of $2.3 million and $(11.6) million for the three months ended January 31, 2017 and 2016, respectively, within gains and other investment income, net, in the Company’s Consolidated Statements of Income.

Investment securities, available-for-sale

The following is a summary of the gross unrealized gains (losses) included in accumulated other comprehensive income related to securities classified as available-for-sale at January 31, 2017 and October 31, 2016:

January 31, 2017		Gross Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
Investment securities, available-for-sale	$4,828	$5,329	$(9)	$10,148

October 31, 2016		Gross Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
Investment securities, available-for-sale	$8,528	$4,798	$(14)	$13,312

Net unrealized holding gains (losses) on investment securities classified as available-for-sale included in other comprehensive income (loss) on the Company’s Consolidated Statements of Comprehensive Income were $0.5 million and $(1.1) million for the three months ended January 31, 2017 and 2016, respectively.

The Company did not recognize any impairment losses on investment securities classified as available-for-sale for the three months ended January 31, 2017 or 2016.

The aggregate fair value of investments with unrealized losses at January 31, 2017 was $0.3 million; unrealized losses related to these investments totaled $9,000. No investment with a gross unrealized loss has been in a loss position for greater than one year.

The following is a summary of the Company’s realized gains and losses recognized upon disposition of investments classified as available-for-sale for the three months ended January 31, 2017 and 2016:

	Three Months Ended
	January 31,
(in thousands)	2017	2016
Gains	$203	$135
Losses	-	-
Net realized gains	$203	$135

Investments in equity method investees

The Company has a 49 percent interest in Hexavest Inc. (Hexavest), a Montreal, Canada-based investment adviser. The carrying value of this investment was $140.7 million and $137.3 million at January 31, 2017 and October 31, 2016, respectively. At January 31, 2017, the Company’s investment in Hexavest consisted of $5.3 million of equity in the net assets of Hexavest, definite-lived intangible assets of $24.8 million and goodwill of $117.3 million, net of a deferred tax liability of $6.7 million. At October 31, 2016, the Company’s investment in Hexavest consisted of $5.3 million of equity in the net assets of Hexavest, definite-lived intangible assets of $24.5 million and goodwill of $114.1 million, net of a deferred tax liability of $6.6 million. The investment is denominated in Canadian dollars and is subject to foreign currency translation adjustments, which are recorded in accumulated other comprehensive income (loss).

The Company has an option, exercisable in fiscal 2017, to purchase an additional 26 percent interest in Hexavest. As part of the purchase price allocation, a value of $8.3 million was assigned to this option. The option is included in other assets in the Company’s Consolidated Balance Sheets at January 31, 2017 and October 31, 2016.

The Company also has a seven percent equity interest in a private equity partnership managed by a third party that invests in companies in the financial services industry. The Company’s investment in the partnership was $2.8 million and $2.6 million at January 31, 2017 and October 31, 2016, respectively.

The Company did not recognize any impairment losses related to its investments in equity method investees during the three months ended January 31, 2017 or 2016.

During both the three months ended January 31, 2017 and 2016, the Company received dividends of $2.9 million from its investments in equity method investees.

Investments, other

Investments, other, consists of certain investments carried at cost totaling $19.2 million at both January 31, 2017 and October 31, 2016.

During the fiscal year ended October 31, 2016, the Company participated as lead investor in an equity financing in SigFig, an independent San Francisco-based wealth management technology firm. The carrying value of Company’s investment in SigFig was $17.0 million at both January 31, 2017 and October 31, 2016.

5.	Derivative Financial Instruments

Derivative financial instruments designated as cash flow hedges

In fiscal 2013, the Company entered into a forward-starting interest rate swap in connection with the offering of its 3.625 percent unsecured senior notes due June 15, 2023 (2023 Senior Notes) and recorded the unamortized gain on the swap in other comprehensive income (loss). The Company reclassified $50,000 of the deferred gain into interest expense during both the three months ended January 31, 2017 and 2016 and will reclassify the remaining $1.3 million of unamortized gain as of January 31, 2017 to earnings as a component of interest expense over the remaining term of the debt. During the next twelve months, the Company expects to reclassify approximately $0.2 million of the gain into interest expense.

In fiscal 2007, the Company entered into a Treasury lock transaction in connection with the offering of its 6.5 percent unsecured senior notes due October 2, 2017 (2017 Senior Notes) and recorded the unamortized loss on the lock in other comprehensive income (loss). The Company reclassified $56,000 of the deferred loss into interest expense during both the three months ended January 31, 2017 and 2016 and will reclassify the remaining $0.1 million of unamortized loss at January 31, 2017 to earnings as a component of interest expense over the next eight months, which represents the remaining term of the debt.

Other derivative financial instruments not designated for hedge accounting

The Company utilizes stock index futures contracts, total return swap contracts and foreign exchange contracts to hedge the market and currency risks associated with its investments in certain consolidated sponsored funds and separately managed accounts seeded for new product development purposes (consolidated seed investments).

The Company was a party to the following derivative financial instruments at January 31, 2017 and October 31, 2016:

	January 31, 2017		October 31, 2016
	Number of contracts	Notional value (in millions)	Number of contracts	Notional value (in millions)
Stock index futures contracts	1,837	$132.8	1,721	$125.4
Total return swap contracts	1	$35.5	1	$40.0
Foreign exchange contracts	25	$17.4	32	$18.7

The Company has not designated any of these derivative contracts as hedging instruments for accounting purposes. The derivative contracts outstanding, and the notional values they represent at January 31, 2017 and October 31, 2016, are representative of derivative balances throughout each respective period.

The Company has not elected to offset fair value amounts related to derivative instruments executed with the same counterparty under master netting arrangements; as a result, the Company records all derivative financial instruments as either other assets or other liabilities, gross, on its Consolidated Balance Sheets and measures them at fair value. The following tables present the fair value of derivative financial instruments not designated for hedge accounting and how they are reflected in the Company’s Consolidated Financial Statements as of January 31, 2017 and October 31, 2016:

	January 31, 2017		October 31, 2016
(in thousands)	Other assets	Other liabilities	Other assets	Other liabilities
Stock index futures contracts	$201	$2,514	$1,722	$130
Foreign exchange contracts	128	160	350	267
Total return swap contracts	-	1,277	-	418
Total	$329	$3,951	$2,072	$815

Changes in the fair value of derivative contracts are recognized in gains and other investment income, net (see Note 13). The Company recognized the following net gains (losses) on derivative financial instruments for the three months ended January 31, 2017 and 2016:

	Three Months Ended
	January 31,
(in thousands)	2017	2016
Stock index futures contracts	$(5,933)	$8,983
Foreign exchange contracts	(27)	634
Total return swap contracts	(964)	2,770
Total	$(6,924)	$12,387

In addition to the derivative contracts described above, certain consolidated seed investments may utilize derivative financial instruments within their portfolios in pursuit of their stated investment objectives. See Note 3 for discussion of consolidated sponsored funds.

6.	Variable Interest Entities

Investments in VIEs that are consolidated

Consolidated sponsored funds

The Company invests in investment companies that meet the definition of a VIE. Disclosure regarding such consolidated sponsored funds is included in Note 3.

Consolidated CLO entities

As of January 31, 2017 and October 31, 2016, the Company was not deemed to be the primary beneficiary of any CLO entities; accordingly, no CLO entities have been consolidated at January 31, 2017 and October 31, 2016.

Eaton Vance CLO 2015-1

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

Prior to the deconsolidation of Eaton Vance CLO 2015-1, changes in the fair values of bank loan investments resulted in a net loss of $7.0 million for the three months ended January 31, 2016, while changes in the fair value of Eaton Vance CLO 2015-1’s note obligations resulted in a gain of $7.3 million over the same period. The net gain of $0.3 million was recorded in gains and other investment income, net, of consolidated CLO entities on the Company’s Consolidated Statement of Income.

For the three months ended January 31, 2016, the Company recorded net gains of $1.4 million related to Eaton Vance CLO 2015-1. The Company recorded net gains attributable to other beneficial interests of $1.9 million for the three months ended January 31, 2016. Net losses attributable to Eaton Vance Corp. shareholders was $0.5 million for the three months ended January 31, 2016.

Investments in VIEs that are not consolidated

Sponsored funds

The Company classifies its investments in certain sponsored funds that are considered VIEs as available-for-sale investments when it is not considered the primary beneficiary of these VIEs (generally when the Company owns less than 10 percent of the fund). The Company provides aggregated disclosures with respect to these non-consolidated sponsored fund VIEs in Note 4.

Non-consolidated CLO entities

Non-consolidated CLO entities had total assets of $1.9 billion and $2.0 billion as of January 31, 2017 and October 31, 2016, respectively. The Company’s variable interests in these entities consist of the Company’s direct ownership in these entities and any subordinated management fees earned but uncollected. The Company’s investment in these entities totaled $3.9 million and $3.8 million as of January 31, 2017 and October 31, 2016, respectively. Collateral management fees receivable for these entities totaled $1.0 million and $1.4 million on January 31, 2017 and October 31, 2016, respectively. The

Company did not provide any financial or other support to these entities that it was not previously contractually required to provide in any of the periods presented. The Company’s risk of loss with respect to these managed CLO entities is limited to the carrying value of its investments in, and collateral management fees receivable from, these entities as of January 31, 2017.

The Company’s investment in non-consolidated CLO entities is carried at amortized cost and is disclosed as a component of investments in Note 4. Income from these entities is recorded as a component of gains and other investment income, net, in the Company’s Consolidated Statements of Income, based upon projected investment yields.

Other entities

The Company holds variable interests in, but is not deemed to be the primary beneficiary of, certain sponsored privately offered equity funds with total assets of $14.8 billion and $13.5 billion as of January 31, 2017 and October 31, 2016, respectively. The Company’s variable interests in these entities consist of the Company’s direct ownership therein, which in each case is insignificant relative to the total ownership of the fund, and any investment advisory fees earned but uncollected. The Company held investments in these entities totaling $2.4 million and $2.2 million on January 31, 2017 and October 31, 2016, respectively, and investment advisory fees receivable totaling $0.9 million and $0.8 million on January 31, 2017 and October 31, 2016, respectively. The Company did not provide any financial or other support to these entities that it was not contractually required to provide in any of the periods presented. The Company’s risk of loss with respect to these managed entities is limited to the carrying value of its investments in, and investment advisory fees receivable from, the entities as of January 31, 2017. The Company does not consolidate these VIEs because it does not have the obligation to absorb losses or right to receive benefits that could potentially be significant to the VIE.

The Company’s investments in privately offered equity funds are carried at fair value and included in investment securities, available-for-sale, which are disclosed as a component of investments in Note 4. The Company records any change in fair value, net of income tax, in other comprehensive income (loss).

The Company also holds a variable interest in, but is not deemed to be the primary beneficiary of, a private equity partnership managed by a third party that invests in companies in the financial services industry. The Company’s variable interest in this entity consists of the Company’s direct ownership in the private equity partnership which amounts to $2.8 million and $2.6 million at January 31, 2017 and October 31, 2016, respectively. The Company did not provide any financial or other support to this entity. The Company’s risk of loss with respect to the private equity partnership is limited to the carrying value of its investment in the entity as of January 31, 2017. The Company does not consolidate this VIE because the Company does not hold the power to direct the activities that most significantly impact the VIE.

The Company’s investment in the private equity partnership is accounted for as an equity method investment and disclosures related to this entity are included in Note 4 under the heading Investments in equity method investees.

7.	Fair Value of Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables summarize financial assets and liabilities measured at fair value on a recurring basis and their assigned levels within the valuation hierarchy at January 31, 2017 and October 31, 2016:

January 31, 2017

(in thousands)	Level 1	Level 2	Level 3	Other Assets Not Held at Fair Value	Total
Financial assets:
Cash equivalents	$17,923	$31,086	$-	$-	$49,009
Investments:
Investment securities, trading:
Short-term debt securities	-	68,915	-	-	68,915
Other debt securities	24,470	229,484	-	-	253,954
Equity securities	161,567	44,102	-	-	205,669
Investment securities, available-for-sale	7,755	2,393	-	-	10,148
Investments in non-consolidated CLO entities(1)	-	-	-	3,927	3,927
Investments in equity method investees(2)	-	-	-	143,430	143,430
Investments, other(3)	-	120	-	19,034	19,154
Derivative instruments	-	329	-	-	329
Total financial assets	$211,715	$376,429	$-	$166,391	$754,535

Financial liabilities:
Derivative instruments	$-	$3,951	$-	$-	$3,951
Total financial liabilities	$-	$3,951	$-	$-	$3,951

October 31, 2016

(in thousands)	Level 1	Level 2	Level 3	Other Assets Not Held at Fair Value	Total
Financial assets:
Cash equivalents	$21,875	$35,913	$-	$-	$57,788
Investments:
Investment securities, trading:
Short-term debt securities	-	85,822	-	-	85,822
Other debt securities	18,757	172,931	-	-	191,688
Equity securities	93,491	42,540	-	-	136,031
Investment securities, available-for-sale	11,051	2,261	-	-	13,312
Investments in non-consolidated CLO entities(1)	-	-	-	3,837	3,837
Investments in equity method investees(2)	-	-	-	139,929	139,929
Investments, other(3)	-	120	-	19,034	19,154
Derivative instruments	-	2,072	-	-	2,072
Total financial assets	$145,174	$341,659	$-	$162,800	$649,633

Financial liabilities:
Derivative instruments	$-	$815	$-	$-	$815
Total financial liabilities	$-	$815	$-	$-	$815

(1)	The Company’s investments in these CLO entities are measured at fair value on a non-recurring basis using Level 3 inputs. The investments are carried at amortized cost unless facts and circumstances indicate that the investments have been impaired, at which time the investments are written down to fair value. The Company did not recognize any impairment losses on investments in non-consolidated CLO entities during the three months ended January 31, 2017 or 2016.
(2)	Investments in equity method investees are not measured at fair value in accordance with U.S. GAAP.
(3)	Investments, other, include investments carried at cost that are not measured at fair value in accordance with U.S. GAAP.

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

Derivative instruments

Derivative instruments, which include stock index futures contracts, foreign exchange contracts and total return swap contracts, are recorded as either other assets or other liabilities on the Company’s Consolidated Balance Sheets. Stock index futures contracts and total return swap contracts are valued using a third-party pricing service that determines fair value based on bid and ask prices. Foreign exchange contracts are valued by interpolating a value using the spot foreign exchange rate and forward points, which are based on spot rate and currency interest rate differentials. Derivative instruments generally are classified as Level 2 within the fair value measurement hierarchy.

Transfers in and out of Levels

The following table summarizes fair value transfers between Level 1 and Level 2 of the fair value measurement hierarchy for the three months ended January 31, 2017 and 2016:

	Three Months Ended
	January 31,
(in thousands)	2017	2016
Transfers from Level 1 into Level 2(1)	$356	$44
Transfers from Level 2 into Level 1(2)	4	19

(1)	Transfers from Level 1 into Level 2 represent securities for which unadjusted quoted market prices in active markets became unavailable.
(2)	Transfers from Level 2 into Level 1 represent securities for which unadjusted quoted market prices in active markets became available.

Level 3 assets and liabilities

The Company did not hold any assets or liabilities valued on a recurring basis and classified as Level 3 within the fair value measurement hierarchy during the three months ended January 31, 2017. The following table shows a reconciliation of the beginning and ending fair value measurements of assets and liabilities valued on a recurring basis and classified as Level 3 within the fair value measurement hierarchy for the three months ended January 31, 2016:

	Three Months Ended
	January 31, 2016
(in thousands)	Bank Loan Investments of Eaton Vance CLO 2015-1	Senior and Subordinated Note Obligations of Eaton Vance CLO 2015-1
Beginning balance	$-	$-
Transfers into Level 3(1)	700	390,654
Ending balance	$700	$390,654
Change in unrealized gains (losses) included in net income relating to assets and liabilities held	$-	$-

(1)	Transfers into Level 3 were the result of a reduction in the availability of significant observable inputs used in determining the fair value of certain instruments.

As discussed more fully in Note 6, the Company deconsolidated Eaton Vance CLO 2015-1 on September 21, 2016.

8.	Fair Value Measurements of Other Financial Instruments

Certain financial instruments are not carried at fair value, but their fair value is required to be disclosed. The following is a summary of the carrying amounts and estimated fair values of these financial instruments at January 31, 2017 and October 31, 2016:

	January 31, 2017			October 31, 2016
(in thousands)	Carrying Value	Fair Value	Fair Value Level	Carrying Value	Fair Value	Fair Value Level
Loan to affiliate	$5,000	$5,000	3	$5,000	$5,000	3
Investments, other	$19,034	$19,034	3	$19,034	$19,034	3
Other assets	$6,367	$4,449	3	$6,194	$4,328	3
Debt	$571,946	$590,226	2	$571,773	$603,625	2

As discussed in Note 19, on December 23, 2015, Eaton Vance Management Canada Ltd. (EVMC), a wholly owned subsidiary of the Company, loaned $5.0 million to Hexavest under a term loan agreement to seed a new investment strategy. The carrying value of the loan approximates fair value. The fair value is determined annually using a cash flow model that projects future cash flows based upon contractual obligations, to which the Company then applies an appropriate discount rate.

Included in investments, other, is a non-controlling capital interest in SigFig carried at $17.0 million at both January 31, 2017 and October 31, 2016 (see Note 4). The carrying value of this investment approximates fair value, as the Company purchased this investment in the previous fiscal year and there have been no events or changes in circumstances that would have had a significant effect on the fair value of this investment at January 31, 2017.

Included in other assets at January 31, 2017 and October 31, 2016 is an option exercisable in fiscal 2017 to acquire an additional 26 percent interest in Hexavest carried at $6.4 million and $6.2 million, respectively. The fair value of this option is determined using a Monte Carlo model, which simulates potential future market multiples of earnings before interest and taxes (EBIT) and compares this to the contractually fixed multiple of Hexavest’s EBIT at which the option can be exercised. The Monte Carlo model uses this array of simulated multiples and their difference from the contractual multiple times the projected EBIT for Hexavest to estimate the future exercise value of the option, which is then adjusted to present value.

The fair value of the Company’s debt has been determined based on quoted prices in inactive markets.

9.	Acquisitions

Atlanta Capital Management Company, LLC (Atlanta Capital)

In the fourth quarter of fiscal 2016, the Company purchased a 0.9 percent profits interest in Atlanta Capital for $1.9 million pursuant to the put and call provisions of the Atlanta Capital Plan. The transaction settled in November 2016.

In the third quarter of fiscal 2016, the Company exercised a call option requiring the non-controlling interest holders of Atlanta Capital to sell a 0.02 percent profit interest in Atlanta Capital for $0.1 million pursuant to the terms of the original acquisition agreement, as amended. The purchase price of this transaction was based on a multiple of Atlanta Capital’s earnings before taxes for the fiscal year ended October 31, 2015. The transaction settled in August 2016.

Total profit interests in Atlanta Capital held by non-controlling interest holders, including direct profit interests related to the original acquisition as well as indirect profit interests issued pursuant to the Atlanta Capital Plan, increased to 13.2 percent on January 31, 2017 from 13.0 percent on October 31, 2016, reflecting the transactions described above, and the grant of an additional 1.1 percent profit interest to employees of Atlanta Capital pursuant to the terms of the Atlanta Capital Plan in the first quarter of fiscal 2017. Non-controlling interest holders did not hold any capital interests in Atlanta Capital as of January 31, 2017.

Calvert Investments

On December 30, 2016, the Company, through its newly formed subsidiary Calvert Research and Management, acquired substantially all of the assets of Calvert Investments for cash. The transaction was accounted for as an asset acquisition because substantially all of the fair value of the gross assets acquired was concentrated in a single identifiable intangible asset related to acquired contracts to manage and distribute sponsored mutual funds (the Calvert Funds). The Calvert Funds are a diversified family of responsibly invested mutual funds, encompassing actively and passively managed equity, fixed income and asset allocation strategies managed in accordance with the Calvert Principles for Responsible Investment. See Note 10 for a summary of the acquired intangible assets.

Parametric Portfolio Associates LLC (Parametric)

In the first quarter of fiscal 2017, the Company exercised a call option related to non-controlling interests in Parametric issued in conjunction with the Clifton acquisition, resulting in the Company’s acquisition of an indirect 0.5 percent profit interest and a 0.5 percent capital interest in Parametric. The transaction settled in January 2017 for $6.9 million.

In the first quarter of fiscal 2016, certain non-controlling interest holders of Parametric exercised a put option and the Company exercised a call option related to non-controlling interests in Parametric issued in conjunction with the Clifton acquisition, resulting in the Company’s acquisition of an indirect 0.5 percent profit interest and a 0.5 percent capital interest in Parametric. The put settled in November 2015 for $4.1 million and the call settled in December 2015 for $2.1 million.

In the fourth quarter of fiscal 2016, the Company purchased a 0.1 percent profit interests in Parametric for $0.6 million pursuant to the put and call provisions of the Parametric Plan. The transaction settled in November 2016.

Total profit interests in Parametric held by non-controlling interest holders, including indirect profit interests issued pursuant to the Parametric Plan, decreased to 6.4 percent as of January 31, 2017 from 7.0 percent as of October 31, 2016, reflecting the transactions described above. Total capital interests in Parametric held by non-controlling interest holders decreased to 1.3 percent as of January 31, 2017 from 1.8 percent as of October 31, 2016.

Tax Advantaged Bond Strategies (TABS)

In fiscal 2009, the Company acquired the TABS business of M.D. Sass Investors Services for cash and future consideration. The Company will make a final contingent payment related to the acquisition of $11.6 million in the second quarter of fiscal 2017 to the selling group based upon prescribed multiples of TABS’s revenue for the twelve months ended December 31, 2016. The payment will increase goodwill by $11.6 million as the acquisition was completed prior to the change in accounting for contingent purchase price consideration.

10.	Intangible Assets

The following is a summary of intangible assets at January 31, 2017 and October 31, 2016:

January 31, 2017

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Client relationships acquired	$134,247	$(97,082)	$37,165
Intellectual property acquired	1,025	(402)	623
Trademark acquired	4,257	(545)	3,712
Research system	639	(18)	621
Non-amortizing intangible assets:
Mutual fund management contracts acquired	54,408	-	54,408
Total	$194,576	$(98,047)	$96,529

October 31, 2016

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Client relationships acquired	$133,927	$(94,873)	$39,054
Intellectual property acquired	1,025	(385)	640
Trademark acquired	900	(493)	407
Non-amortizing intangible assets:
Mutual fund management contracts acquired	6,708	-	6,708
Total	$142,560	$(95,751)	$46,809

Amortization expense was $2.3 million and $2.2 million for the three months ended January 31, 2017 and 2016, respectively. Estimated remaining amortization expense for fiscal 2017 and the next five fiscal years, on a straight-line basis, is as follows:

Estimated
Year Ending October 31,	Amortization
(in thousands)	Expense
Remaining 2017	$6,717
2018	8,927
2019	4,978
2020	3,807
2021	2,282
2022	2,154

Acquired intangible assets

The following is a summary of the intangible assets acquired during the fiscal quarter ended January 31, 2017.

January 31, 2017

(in thousands)	Weighted- average remaining amortization period (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Client relationships acquired	14.9	$320	$(2)	$318
Trademark acquired	13.9	3,357	(20)	3,337
Research system	2.9	639	(18)	621
Non-amortizing intangible assets:
Mutual fund management contracts acquired		47,700	-	47,700
Total	12.4	$52,016	$(40)	$51,976

Amortization expense was $40,000 for the three months ended January 31, 2017. Estimated remaining amortization expense for fiscal 2017 and the next five fiscal years, on a straight-line basis, is as follows:

Estimated
Year Ending October 31,	Amortization
(in thousands)	Expense
Remaining 2017	$356
2018	474
2019	474
2020	297
2021	261
2022	261

11.	Stock-Based Compensation Plans

The Company recognized compensation cost related to its stock-based compensation plans for the three months ended January 31, 2017 and 2016 as follows:

	Three Months Ended
	January 31,
(in thousands)	2017	2016
Omnibus Incentive Plans:
Stock options	$5,702	$5,139
Restricted shares	12,074	10,938
Phantom stock units	121	27
Employee Stock Purchase Plans	176	211
Employee Stock Purchase Incentive Plan	53	32
Atlanta Capital Plan	855	765
Parametric Plan	940	1,149
Parametric Phantom Incentive Plan	378	-
Total stock-based compensation expense	$20,299	$18,261

The total income tax benefit recognized for stock-based compensation arrangements was $7.3 million and $6.0 million for the three months ended January 31, 2017 and 2016, respectively.

Stock options

Stock option transactions under the Company’s 2013 Omnibus Incentive Plan (the 2013 Plan) and predecessor plans for the three months ended January 31, 2017 were as follows:

(share and intrinsic value figures in thousands)	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding, beginning of period	20,311	$33.52
Granted	2,842	34.84
Exercised	(1,020)	25.70
Forfeited/expired	(6)	39.33
Options outstanding, end of period	22,127	$34.05	5.7	$189,212
Options exercisable, end of period	12,772	$32.65	3.7	$133,269
Vested or expected to vest at January 31, 2017	22,051	$34.04	5.7	$188,725

The Company received $25.9 million and $5.1 million related to the exercise of options for the three months ended January 31, 2017 and 2016, respectively.

As of January 31, 2017, there was $60.0 million of compensation cost related to unvested stock options granted under the 2013 Plan and predecessor plans not yet recognized. That cost is expected to be recognized over a weighted-average period of 3.4 years.

Restricted shares

A summary of the Company’s restricted share activity for the three months ended January 31, 2017 under the 2013 Plan and predecessor plans is as follows:

		Weighted-
		Average
		Grant Date
(share figures in thousands)	Shares	Fair Value
Unvested, beginning of period	4,157	$35.43
Granted	1,498	35.06
Vested	(1,076)	32.80
Forfeited	(22)	35.58
Unvested, end of period	4,557	$35.93

As of January 31, 2017, there was $131.4 million of compensation cost related to unvested restricted shares granted under the 2013 Plan and predecessor plans not yet recognized. That cost is expected to be recognized over a weighted-average period of 3.4 years.

Phantom stock units

During the three months ended January 31, 2017, 10,160 phantom stock units were issued to non-employee Directors pursuant to the 2013 Plan. As of January 31, 2017, there was $0.5 million of compensation cost related to unvested phantom stock units granted under the 2013 Plan not yet recognized. That cost is expected to be recognized over a weighted-average period of 1.5 years.

12.	Common Stock Repurchases

The Company’s current Non-Voting Common Stock share repurchase program was announced on January 11, 2017. The Board authorized management to repurchase and retire up to 8.0 million shares of its Non-Voting Common Stock on the open market and in private transactions in accordance with applicable securities laws. The timing and amount of share purchases are subject to management’s discretion. The Company’s share repurchase program is not subject to an expiration date.

In the first three months of fiscal 2017, the Company purchased and retired approximately 0.4 million shares of its Non-Voting Common Stock under the current repurchase authorization and approximately 0.9 million shares under a previous repurchase authorization. Approximately 7.6 million additional shares may be repurchased under the current authorization as of January 31, 2017.

13.	Non-operating Income (Expense)

The components of non-operating income (expense) for the three months ended January 31, 2017 and 2016 were as follows:

	Three Months Ended
	January 31,
(in thousands)	2017	2016
Interest and other income	$4,643	$1,175
Net gains (losses) on investments and derivatives	(3,936)	585
Net foreign currency gains (losses)	(213)	1,080
Gains and other investment income, net	494	2,840
Interest expense	(7,347)	(7,342)
Other income (expense) of consolidated CLO entity:
Interest income	-	3,743
Net losses on bank loans and note obligations	-	(464)
Gains and other investment income, net	-	3,279
Interest expense	-	(1,836)
Total non-operating expense	$(6,853)	$(3,059)

14.	Income Taxes

The provision for income taxes was $36.7 million and $36.8 million, or 37.3 percent and 37.8 percent of pre-tax income, for the three months ended January 31, 2017 and 2016, respectively. The provision for income taxes in the three months ended January 31, 2017 and 2016 is comprised of federal, state, and foreign taxes. The differences between the Company’s effective tax rate and the statutory federal rate of 35.0 percent are state income taxes, income and losses recognized by consolidated CLO entities and other non-controlling interests, and equity-based compensation plans.

No valuation allowance has been recorded for deferred tax assets, reflecting management’s belief that all deferred tax assets will be utilized.

The Company considers the undistributed earnings of certain of its foreign corporations to be indefinitely reinvested in foreign operations as of January 31, 2017. Accordingly, no U.S. income taxes have been provided thereon. As of January 31, 2017, the Company had approximately $51.4 million of undistributed earnings in certain Canadian, United Kingdom, Australian, and Japanese foreign corporations that are not available to fund domestic operations or to distribute to shareholders unless repatriated. Repatriation would require the Company to accrue and pay U.S. corporate income taxes. The unrecognized deferred income tax liability on these un-repatriated funds, or temporary difference, is estimated to be $6.3 million at January 31, 2017. The Company does not intend to repatriate these funds, has not previously repatriated funds from these entities and has the financial liquidity to permanently leave these funds offshore.

The Company is generally no longer subject to income tax examinations by U.S. federal, state, local or non-U.S. taxing authorities for fiscal years prior to fiscal 2013.

15.	Non-controlling and Other Beneficial Interests

The components of net income attributable to non-controlling and other beneficial interests for the three months ended January 31, 2017 and 2016 were as follows:

	Three Months Ended
	January 31,
(in thousands)	2017	2016
Consolidated sponsored funds	$15	$509
Majority-owned subsidiaries	(3,718)	(3,310)
Non-controlling interest value adjustments(1)	73	(133)
Consolidated CLO entities	-	(1,912)
Net income attributable to non-controlling and other beneficial interests	$(3,630)	$(4,846)

(1)	Relates to non-controlling interests redeemable at other than fair value.

16.	Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), net of tax, are as follows:

(in thousands)	Unamortized Net Gains (Losses) on Derivatives(1)	Net Unrealized Holding Gains (Losses) on Available-for-Sale Investments(2)	Foreign Currency Translation Adjustments	Total
Balance at October 31, 2016	$687	$2,943	$(61,213)	$(57,583)
Other comprehensive income, before reclassifications and tax	-	535	5,797	6,332
Tax impact	-	(208)	-	(208)
Reclassification adjustments, before tax	6	-	-	6
Tax impact	(2)	-	-	(2)
Net current period other comprehensive income	4	327	5,797	6,128
Balance at January 31, 2017	$691	$3,270	$(55,416)	$(51,455)

Balance at October 31, 2015	$674	$3,733	$(52,993)	$(48,586)
Other comprehensive loss, before reclassifications and tax	-	(1,080)	(14,065)	(15,145)
Tax impact	-	435	-	435
Reclassification adjustments, before tax	5	(21)	-	(16)
Tax impact	(2)	8	-	6
Net current period other comprehensive income (loss)	3	(658)	(14,065)	(14,720)
Balance at January 31, 2016	$677	$3,075	$(67,058)	$(63,306)

(1)	Amounts reclassified from accumulated other comprehensive income (loss), net of tax, represent the amortization of net gains (losses) on interest rate swaps over the life of the Company’s Senior Notes into interest expense on the Consolidated Statements of Income.

(2)	Amounts reclassified from accumulated other comprehensive income (loss), net of tax, represent gains (losses) on disposal of available-for-sale securities and were recorded in gains (losses) and other investment income, net, on the Consolidated Statements of Income.

17.	Earnings per Share

The following table sets forth the calculation of earnings per basic and diluted share for the three months ended January 31, 2017 and 2016:

	Three Months Ended
	January 31,
(in thousands, except per share data)	2017	2016
Net income attributable to Eaton Vance Corp. shareholders	$60,711	$58,386
Less: Allocation of earnings to participating restricted shares	-	628
Net income available to common shareholders	$60,711	$57,758
Weighted-average shares outstanding – basic	110,267	111,641
Incremental common shares	4,404	2,962
Weighted-average shares outstanding – diluted	114,671	114,603
Earnings per share:
Basic	$0.55	$0.52
Diluted	$0.53	$0.50

During the three months ended January 31, 2016, the calculation of earnings per basic and diluted share included the allocation of earnings to participating securities using the two-class method.

Antidilutive common shares related to stock options and unvested restricted stock excluded from the computation of earnings per diluted share were approximately 8.1 million and 12.0 million shares for the three months ended January 31, 2017 and 2016, respectively.

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

Sponsored funds

The Company is an investment adviser to, and has administrative agreements with, certain sponsored funds, privately offered equity funds and closed-end funds for which certain employees are officers and/or directors. Revenues for services provided or related to these funds for the three months ended January 31, 2017 and 2016 are as follows:

	Three Months Ended
	January 31,
(in thousands)	2017	2016
Management fees	$214,749	$201,547
Distribution fees	18,281	17,301
Service fees	28,911	27,259
Shareholder services fees	702	588
Other revenue	514	537
Total	$263,157	$247,232

For the three months ended January 31, 2017 and 2016, the Company had investment advisory agreements with certain sponsored funds pursuant to which the Company contractually waived $3.7 million and $3.8 million, respectively, of investment advisory fees it was otherwise entitled to receive.

Sales proceeds and net realized gains (losses) for the three months ended January 31, 2017 and 2016 from investments in sponsored funds classified as available-for-sale are as follows:

	Three Months Ended
	January 31,
(in thousands)	2017	2016
Proceeds from sales	$3,733	$8,084
Net realized gains (losses)	203	135

The Company bears the non-advisory expenses of certain sponsored funds for which it earns an all-in management fee and provides subsidies to startup and other smaller sponsored funds to enhance their competitiveness. For the three months ended January 31, 2017 and 2016, expenses of $7.6 million and $6.4 million, respectively, were incurred by the Company pursuant to these arrangements.

Included in management fees and other receivables at January 31, 2017 and October 31, 2016 are receivables due from sponsored funds of $96.6 million and $88.7 million, respectively and payables to sponsored funds of $2.3 million and $1.6 million, respectively.

Loan to affiliate

On December 23, 2015, EVMC, a wholly owned subsidiary of the Company, loaned $5.0 million to Hexavest under a term loan agreement to seed a new investment strategy. The loan renews automatically for an additional one-year period on each anniversary date unless written termination notice is provided by

EVMC. The loan earns interest equal to the one-year Canadian Dollar Offered Rate plus 200 basis points and is payable quarterly in arrears. Hexavest may prepay the loan in whole or in part at any time without penalty. During the three months ended January 31, 2017 and 2016, the Company recorded $40,000 and $16,000, respectively, of interest income related to the loan in gains (losses) and other investment income, net, on the Company’s Consolidated Statements of Income. As of January 31, 2017 and October 31, 2016, the Company has included $14,000 and $13,000, respectively, of interest receivable on the loan within other assets on the Company’s Consolidated Balance Sheets.

Hexavest agreements

The Company has an agreement with Hexavest whereby the Company compensates Hexavest for sub-advisory services and Hexavest reimburses the Company for a portion of fund subsidies related to certain investment companies for which the Company is the investment adviser. During the three months ended January 31, 2017 and 2016, the Company paid Hexavest $32,000 and $80,000, respectively, in sub-advisory fees, and the Company received from Hexavest $0.1 million and $0.1 million, respectively, for reimbursement of fund subsidies. The net amount due to Hexavest under this arrangement included in other liabilities on the Company’s Consolidated Balance Sheets at January 31, 2017 and October 31, 2016 was $59,000 and $13,000, respectively. In addition, the Company has an agreement with Hexavest whereby the Company is reimbursed for costs related to the sale of certain institutional separately managed accounts. During each of the three months ended January 31, 2017 and 2016, the Company earned $0.5 million under this arrangement. The net amount due from Hexavest under this arrangement included in other assets on the Company’s Consolidated Balance Sheets at January 31, 2017 and October 31, 2016 was $0.2 million and $0.3 million, respectively.

Employee loan program

The Company has established an employee loan program under which a program maximum of $20.0 million is available for loans to officers (other than executive officers) and other key employees of the Company for purposes of financing the exercise of employee stock options. Loans outstanding under this program, which are full recourse in nature, are reflected as notes receivable from stock option exercises in shareholders’ equity, and totaled $10.1 million and $12.1 million at January 31, 2017 and October 31, 2016, respectively.

20.	Geographic Information

Revenues by principal geographic area for the three months ended January 31, 2017 and 2016 are as follows:

	Three Months Ended
	January 31,
(in thousands)	2017	2016
Revenue:
U.S.	$340,560	$319,109
International	14,399	12,447
Total	$354,959	$331,556

Long-lived assets by principal geographic area as of January 31, 2017 and October 31, 2016 are as follows:

	January 31,	October 31,
(in thousands)	2017	2016
Long-lived Assets:
U.S.	$42,779	$42,153
International	2,244	2,274
Total	$45,023	$44,427

International revenues and long-lived assets are attributed to countries based on the location in which revenues are earned.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

The discussion and analysis below should be read in conjunction with the consolidated financial statements appearing elsewhere in this report. Management has presumed that the readers of this interim financial information have read or have access to Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in our Annual Report on Form 10-K for the year ended October 31, 2016.

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

Through our subsidiaries Eaton Vance Management, Atlanta Capital Management Company, LLC (Atlanta Capital), Calvert Research and Management and other affiliates, we manage active equity, income and alternative strategies across a range of investment styles and asset classes, including U.S. and global equities, floating-rate bank loans, municipal bonds, global income, high-yield and investment grade bonds. Through our subsidiary Parametric Portfolio Associates LLC (Parametric), we manage a range of engineered alpha strategies, including systematic equity, systematic alternatives and managed options strategies. Through Parametric, we also provide portfolio implementation and overlay services, including tax-managed and non-tax-managed custom core equity strategies, centralized portfolio management of multi-manager portfolios and customized exposure management services. We also oversee the management of, and distribute, investment funds sub-advised by unaffiliated third-party managers, including global and regional equity and asset allocation strategies. Our breadth of investment management capabilities supports a wide range of products and services offered to fund shareholders, retail managed account investors, institutional investors and high-net-worth clients. Our equity strategies encompass a diversity of investment objectives, risk profiles, income levels and geographic representation. Our income investment strategies cover a broad duration and credit quality range and encompass both taxable and tax-free investments. We also offer a range of alternative investment strategies, including commodity- and currency-based investments and a spectrum of absolute return strategies. As of January 31, 2017, we had $363.7 billion in consolidated assets under management.

We distribute our funds and retail managed accounts principally through financial intermediaries. We have broad market reach, with distribution partners including national and regional broker-dealers, independent broker-dealers, registered investment advisors, banks and insurance companies. We support these distribution partners with a team of approximately 125 sales professionals covering U.S. and international markets.

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

Our revenue is derived primarily from management, distribution and service fees received from Eaton Vance, Calvert and Parametric funds and management fees received from separate accounts. Our fees are based primarily on the value of the investment portfolios we manage and fluctuate with changes in the total value and mix of assets under management. As a matter of course, investors in our sponsored open-end funds and separate accounts have the ability to redeem their investments at any time, without prior notice, and there are no material restrictions that would prevent them from doing so. Our major expenses are employee compensation, distribution-related expenses, facilities expense and information technology expense.

Our discussion and analysis of our financial condition, results of operations and cash flows is based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to goodwill and intangible assets, income taxes, investments and stock-based compensation. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under current circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates.

Business Developments

The Company is pursuing five primary business growth initiatives: (1) capitalizing on the Company’s broad range of high-performing investment strategies to grow sales and gain market share in active management; (2) continuing to build out and pursue the market opportunity for the Company’s Custom Beta lineup of rules-based separately managed account offerings; (3) further developing the Company’s global investment capabilities and international distribution and client service resources to address identified market opportunities; (4) advancing NextSharesTM exchange-traded managed funds toward commercial success; and (5) acquiring and integrating complementary investment management businesses in a period of potential industry consolidation.

As of January 31, 2017, the Company offered 70 U.S. mutual funds rated four or five stars by MorningstarTM for at least one class of shares, including 23 funds rated five stars for at least one class of shares. Although actively managed strategies as a whole are losing share to passive investments, the Company believes that top-performing active strategies can continue to grow, particularly in asset classes where competition versus passive alternatives is less acute. In the first quarter of fiscal 2017, net flows into the Company’s active strategies totaled $1.2 billion.

The Company continues to experience strong growth in its Custom Beta lineup of rules-based separately managed account strategies, which include Parametric-managed core equities and Eaton Vance Management-managed municipal bond and corporate bond ladders. Compared to index mutual funds and exchange-traded funds, Custom Beta separate accounts provide clients with greater ability to tailor their market exposures to achieve better tax outcomes and to reflect client-specified responsible investing criteria, factor tilts and portfolio exclusions. In the first quarter of fiscal 2017, net inflows into the Company’s Custom Beta strategies offered as retail managed accounts and high-net-worth separate accounts totaled $5.4 billion.

Outside the United States, the Company continues to expand investment staff and commit additional client service and distribution resources to support business growth. On February 1, 2017, Eaton Vance Asia Pacific, Ltd. (Eaton Vance Asia Pacific) opened a Tokyo-based representative office to provide relationship management and client service support to clients in Japan and other parts of Asia.

The Company’s NextShares initiative continues to progress toward broad market availability. As of the end of the first quarter of fiscal 2017, eight NextShares funds from three different fund families were available in the marketplace, with funds from two additional sponsors in registration. UBS Financial Services has announced its intent to begin offering NextShares through its U.S. financial advisors network later in 2017, which the Company believes will stimulate additional fund offerings.

In the first quarter of fiscal 2017, the Company announced completion of the purchase of substantially all of the business assets of Calvert Investment Management, Inc. (Calvert Investments) by Calvert Research and Management, a newly formed Eaton Vance subsidiary.  At acquisition, Calvert Investments had $11.9 billion of managed assets. Of this, $2.0 billion was previously included in the Company’s consolidated managed assets because Atlanta Capital is sub-adviser to one of the Calvert-sponsored mutual funds (the Calvert Funds). The Calvert Funds are one of the largest and most diversified families of responsibly invested mutual funds, encompassing actively and passively managed equity, fixed income and asset allocation strategies managed in accordance with the Calvert Principles for Responsible Investment. Responsible investing is a leading trend in asset management, appealing to the growing universe of investors who seek both financial returns and positive societal impact from their investments.

Consolidated Assets Under Management

Prevailing equity and income market conditions and investor sentiment affect the sales and redemptions of our investment products, managed asset levels, operating results and the recoverability of our investments. During the first quarter of fiscal 2017, the S&P 500 Index, a broad measure of U.S. equity market performance, had total returns of 7.9 percent, and the MSCI Emerging Market Index, a broad measure of emerging market equity performance had total returns of 0.7 percent. Over the same period, the Barclays U.S. Aggregate Bond Index, a broad measure of U.S. bond market performance, decreased 2.1 percent.

Consolidated assets under management increased by $27.4 billion, or 8 percent, in the first quarter of fiscal 2017 from $336.4 billion on October 31, 2016 to $363.7 billion on January 31, 2017. Growth in managed assets was driven by $7.8 billion of positive net flows, the $9.9 billion of new managed assets gained in the acquisition of the business assets of Calvert Investments and $9.6 billion of appreciation in the value of our managed assets due to favorable market action during the period.

The following tables summarize our consolidated assets under management by investment mandate, investment vehicle and investment affiliate as of January 31, 2017 and 2016. Within the investment mandate table, the “Portfolio Implementation” category consists of Parametric’s custom core equity strategies and centralized portfolio management services, and the “Exposure Management” category consists of Parametric’s futures- and options-based customized exposure management services.

Consolidated Assets Under Management by Investment Mandate(1)

	January 31,
(in millions)	2017	% of Total	2016	% of Total	% Change
Equity(2)	$99,561	27%	$83,351	28%	19%
Fixed income(3)	65,025	18%	52,756	17%	23%
Floating-rate income	34,139	10%	32,676	11%	4%
Alternative	10,775	3%	9,730	3%	11%
Portfolio implementation	80,129	22%	58,920	19%	36%
Exposure management	74,110	20%	65,146	22%	14%
Total	$363,739	100%	$302,579	100%	20%

(1)	Consolidated Eaton Vance Corp. See table on page 46 for managed assets and flows of 49 percent-owned Hexavest Inc., which are not included in the table above.
(2)	Includes assets in balanced and multi-asset mandates.
(3)	Includes assets in cash management accounts.

Equity assets under management included $33.1 billion and $29.5 billion of assets managed for after-tax returns on January 31, 2017 and 2016, respectively. Portfolio implementation assets under management included $55.3 billion and $39.2 billion of assets managed for after-tax returns on January 31, 2017 and 2016, respectively. Fixed income assets included $35.6 billion and $31.8 billion of municipal income assets on January 31, 2017 and 2016, respectively.

Consolidated Assets Under Management by Investment Vehicle(1)

	January 31,
(in millions)	2017	% of Total	2016	% of Total	% Change
Open-end funds(2)(3)	$89,127	25%	$69,110	23%	29%
Private funds(4)	28,879	8%	25,475	8%	13%
Closed-end funds(5)	23,796	7%	23,203	8%	3%
Institutional separate account assets	139,309	38%	120,197	40%	16%
High-net-worth separate account assets	30,514	8%	23,999	8%	27%
Retail managed account assets	52,114	14%	40,595	13%	28%
Total	$363,739	100%	$302,579	100%	20%

(1)	Consolidated Eaton Vance Corp. See table on page 46 for managed assets and flows of 49 percent-owned Hexavest Inc., which are not included in the table above.

(2)	Includes assets in NextShares funds.
(3)	Reflects the reclassification from institutional separate accounts to open-end funds of $2.1 billion of managed assets of Calvert Equity Portfolio, which is sub-advised by Atlanta Capital, upon the Company’s acquisition of the business assets of Calvert Investments on December 30, 2016.
(4)	Includes privately offered equity, fixed income and floating-rate income funds and CLO entities.
(5)	Includes unit investment trusts.

Consolidated Assets Under Management by Investment Affiliate(1)

	January 31,		%
(in millions)	2017	2016	Change
Eaton Vance Management(2)	$148,440	$135,352	10%
Parametric	185,885	150,488	24%
Atlanta Capital(3)	19,549	16,739	17%
Calvert Research and Management(3)	9,865	-	NM
Total	$363,739	$302,579	20%

(1)	Consolidated Eaton Vance Corp. See table on page 46 for managed assets and flows of 49 percent-owned Hexavest Inc., which are not included in the table above.
(2)	Includes managed assets of wholly owned subsidiaries and Eaton Vance-sponsored funds and accounts managed by Hexavest and unaffiliated third-party advisers under Eaton Vance supervision.
(3)	Consistent with the Company’s policies for reporting the managed assets and flows of investment portfolios for which multiple Eaton Vance affiliates have management responsibilities, the managed assets of Atlanta Capital indicated above include the assets of Calvert Equity Portfolio, for which Atlanta Capital serves as sub-adviser. The total managed assets of Calvert Investments including assets sub-advised by other Eaton Vance affiliates, were $11.9 billion as of January 31, 2017.

Consolidated average assets under management presented in the following tables are derived by averaging the beginning and ending assets of each month over the period. The tables are intended to provide information useful in the analysis of our asset-based revenue and distribution expenses. Separate account management fees are generally calculated as a percentage of either beginning, average or ending quarterly assets. Fund management, distribution and service fees, as well as certain expenses, are generally calculated as a percentage of average daily assets.

Consolidated Average Assets Under Management by Investment Mandate(1)

	Three Months Ended
	January 31,		%
(in millions)	2017	2016	Change
Equity(2)	$93,714	$87,632	7%
Fixed income(3)	61,524	52,449	17%
Floating-rate income	32,960	34,159	-4%
Alternative	10,637	10,028	6%
Portfolio implementation	75,875	59,728	27%
Exposure management	70,230	64,335	9%
Total	$344,940	$308,331	12%

(1)	Consolidated Eaton Vance Corp. See table on page 46 for managed assets and flows of 49 percent-owned Hexavest Inc., which are not included in the table above.
(2)	Includes assets in balanced and multi-asset mandates.
(3)	Includes assets in cash management accounts.

Consolidated Average Assets Under Management by Investment Vehicle(1)

	Three Months Ended
	January 31,		%
(in millions)	2017	2016	Change
Open-end funds(2)	$79,882	$72,327	10%
Private funds(3)	28,142	26,267	7%
Closed-end funds(4)	23,576	23,999	-2%
Institutional separate account assets	135,089	120,387	12%
High-net-worth separate account assets	28,094	24,314	16%
Retail managed account assets	50,157	41,037	22%
Total	$344,940	$308,331	12%

(1)	Consolidated Eaton Vance Corp. See table on page 46 for managed assets and flows of 49 percent-owned Hexavest Inc., which are not included in the table above.
(2)	Includes assets in NextShares funds.
(3)	Includes assets in privately offered equity, fixed income and floating-rate income funds and CLO entities.
(4)	Includes assets in unit investment trusts.

Consolidated Net Flows

Consolidated net inflows of $7.8 billion in the first quarter of fiscal 2017 represented 9 percent annualized internal growth in managed assets (consolidated net inflows divided by beginning of period consolidated assets under management). For comparison, the Company had consolidated net inflows of $5.3 billion in the first quarter of fiscal 2016, which represented 7 percent annualized internal growth in managed assets. On the basis of net contribution to management fee revenue, the Company’s annualized internal management fee revenue growth rate (calculated as the management fees attributed to net new sales divided by management fees attributed to beginning of period assets under management) was 7 percent in the first quarter of fiscal 2017, as the revenue contribution from new sales during the quarter significantly exceeded the revenue lost from redemptions and other withdrawals. For comparison, internal management revenue growth was -1 percent in the first quarter of fiscal 2016, as the revenue lost from redemptions and other withdrawals exceeded the revenue contribution from new sales.

The following tables summarize our consolidated assets under management and asset flows by investment mandate and investment vehicle for the three months ended January 31, 2017 and 2016:

Consolidated Assets Under Management and Net Flows by Investment Mandate(1)

	Three Months Ended
	January 31,		%
(in millions)	2017	2016	Change
Equity assets - beginning of period(2)	$89,990	$90,013	0%
Sales and other inflows	5,222	3,831	36%
Redemptions/outflows	(5,860)	(4,393)	33%
Net flows	(638)	(562)	14%
Assets acquired(3)	5,704	-	NM (5)
Exchanges	44	13	238%
Market value change	4,461	(6,113)	NM
Equity assets - end of period	$99,561	$83,351	19%
Fixed income assets - beginning of period(4)	60,513	52,373	16%
Sales and other inflows	5,681	4,933	15%
Redemptions/outflows	(4,333)	(4,177)	4%
Net flows	1,348	756	78%
Assets acquired(3)	4,170	-	NM
Exchanges	(107)	30	NM
Market value change	(899)	(403)	123%
Fixed income assets - end of period	$65,025	$52,756	23%
Floating-rate income assets - beginning of period	32,192	35,619	-10%
Sales and other inflows	4,971	1,904	161%
Redemptions/outflows	(3,306)	(3,428)	-4%
Net flows	1,665	(1,524)	NM
Exchanges	120	(36)	NM
Market value change	162	(1,383)	NM
Floating-rate income assets - end of period	$34,139	$32,676	4%
Alternative assets - beginning of period	10,687	10,173	5%
Sales and other inflows	1,098	1,220	-10%
Redemptions/outflows	(940)	(1,209)	-22%
Net flows	158	11	NM
Exchanges	(2)	3	NM
Market value change	(68)	(457)	-85%
Alternative assets - end of period	$10,775	$9,730	11%
Portfolio implementation assets - beginning of period	71,426	59,487	20%
Sales and other inflows	6,485	5,768	12%
Redemptions/outflows	(3,086)	(1,928)	60%
Net flows	3,399	3,840	-11%
Exchanges	-	(11)	NM
Market value change	5,304	(4,396)	NM
Portfolio implementation assets - end of period	$80,129	$58,920	36%
Exposure management assets - beginning of period	71,572	63,689	12%
Sales and other inflows	21,456	12,929	66%
Redemptions/outflows	(19,580)	(10,122)	93%
Net flows	1,876	2,807	-33%
Market value change	662	(1,350)	NM
Exposure management assets - end of period	$74,110	$65,146	14%
Total fund and separate account assets - beginning of period	336,380	311,354	8%
Sales and other inflows	44,913	30,585	47%
Redemptions/outflows	(37,105)	(25,257)	47%
Net flows	7,808	5,328	47%
Assets acquired(3)	9,874	-	NM
Exchanges	55	(1)	NM
Market value change	9,622	(14,102)	NM
Total assets under management - end of period	$363,739	$302,579	20%

(1)	Consolidated Eaton Vance Corp. See table on page 46 for managed assets and flows of 49 percent-owned Hexavest Inc., which are not included in the table above.
(2)	Includes balanced and multi-asset mandates.
(3)	Managed assets gained in the acquisition of the business assets of Calvert Investments on December 30, 2016. Equity category and total acquired assets under management exclude $2.1 billion of managed assets of Calvert Equity Portfolio sub-advised by Atlanta Capital that were previously included in the Company’s consolidated managed assets as institutional separate account managed assets.
(4)	Includes cash management mandates.
(5)	Not meaningful (NM).

Consolidated Assets Under Management and Net Flows by Investment Vehicle(1)

	Three Months Ended
	January 31,		%
(in millions)	2017	2016	Change
Fund assets - beginning of period(2)	$125,722	$125,934	0%
Sales and other inflows	10,969	8,258	33%
Redemptions/outflows	(9,404)	(9,712)	-3%
Net flows	1,565	(1,454)	NM
Assets acquired(3)	9,821	-	NM
Exchanges(4)	2,115	(55)	NM
Market value change	2,579	(6,637)	NM
Fund assets - end of period	$141,802	$117,788	20%
Institutional separate account assets - beginning of period	136,451	119,987	14%
Sales and other inflows	24,633	16,731	47%
Redemptions/outflows	(23,449)	(12,112)	94%
Net flows	1,184	4,619	-74%
Assets acquired(3)	40	-	NM
Exchanges(4)	(2,055)	(15)	NM
Market value change	3,689	(4,394)	NM
Institutional separate account assets - end of period	$139,309	$120,197	16%
High-net-worth separate account assets - beginning of period	25,806	24,516	5%
Sales and other inflows	4,563	2,264	102%
Redemptions/outflows	(1,609)	(1,140)	41%
Net flows	2,954	1,124	163%
Exchanges	14	70	-80%
Market value change	1,740	(1,711)	NM
High-net-worth separate account assets - end of period	$30,514	$23,999	27%
Retail managed account assets - beginning of period	48,401	40,917	18%
Sales and other inflows	4,748	3,332	42%
Redemptions/outflows	(2,643)	(2,293)	15%
Net flows	2,105	1,039	103%
Assets acquired(3)	13	-	NM
Exchanges	(19)	(1)	NM
Market value change	1,614	(1,360)	NM
Retail managed account assets - end of period	$52,114	$40,595	28%
Total fund and separate account assets - beginning of period	336,380	311,354	8%
Sales and other inflows	44,913	30,585	47%
Redemptions/outflows	(37,105)	(25,257)	47%
Net flows	7,808	5,328	47%
Assets acquired(3)	9,874	-	NM
Exchanges	55	(1)	NM
Market value change	9,622	(14,102)	NM
Total assets under management - end of period	$363,739	$302,579	20%

(1)	Consolidated Eaton Vance Corp. See table on page 46 for managed assets and flows of 49 percent-owned Hexavest Inc., which are not included in the table above.
(2)	Includes assets in cash management funds.
(3)	Managed assets gained in the acquisition of the business assets of Calvert Investments on December 30, 2016. Fund category and total acquired assets under management exclude $2.1 billion of managed assets of Calvert Equity Portfolio sub-advised by Atlanta Capital that were previously included in the Company’s consolidated managed assets as institutional separate account managed assets.

(4)	Reflects the reclassification from institutional separate accounts to funds of $2.1 billion of managed assets of Calvert Equity Portfolio sub-advised by Atlanta Capital upon the Company’s acquisition of the business assets of Calvert Investments on December 30, 2016.

As of January 31, 2017, 49 percent-owned affiliate Hexavest Inc. (Hexavest) managed $14.5 billion of client assets, an increase of 11 percent from $13.1 billion of managed assets on January 31, 2016. Other than Eaton Vance-sponsored funds for which Hexavest is adviser or sub-adviser, the managed assets of Hexavest are not included in Eaton Vance consolidated totals.

The following table summarizes assets under management and asset flow information for Hexavest for the three months ended January 31, 2017 and 2016:

Hexavest Assets Under Management and Net Flows

	Three Months Ended
	January 31,		%
(in millions)	2017	2016	Change
Eaton Vance distributed:
Eaton Vance sponsored funds - beginning of period(1)	$231	$229	1%
Sales and other inflows	20	7	186%
Redemptions/outflows	(8)	(21)	-62%
Net flows	12	(14)	NM
Market value change	12	(10)	NM
Eaton Vance sponsored funds - end of period	$255	$205	24%
Eaton Vance distributed separate accounts - beginning of period(2)	$2,492	$2,440	2%
Sales and other inflows	149	4	NM
Redemptions/outflows	(54)	(9)	500%
Net flows	95	(5)	NM
Market value change	79	(91)	NM
Eaton Vance distributed separate accounts - end of period	$2,666	$2,344	14%
Total Eaton Vance distributed - beginning of period	$2,723	$2,669	2%
Sales and other inflows	169	11	NM
Redemptions/outflows	(62)	(30)	107%
Net flows	107	(19)	NM
Market value change	91	(101)	NM
Total Eaton Vance distributed - end of period	$2,921	$2,549	15%
Hexavest directly distributed - beginning of period(3)	$11,021	$11,279	-2%
Sales and other inflows	327	129	153%
Redemptions/outflows	(404)	(329)	23%
Net flows	(77)	(200)	-62%
Market value change	594	(546)	NM
Hexavest directly distributed - end of period	$11,538	$10,533	10%
Total Hexavest assets - beginning of period	$13,744	$13,948	-1%
Sales and other inflows	496	140	254%
Redemptions/outflows	(466)	(359)	30%
Net flows	30	(219)	NM
Market value change	685	(647)	NM
Total Hexavest assets - end of period	$14,459	$13,082	11%

(1)	Managed assets and flows of Eaton Vance-sponsored pooled investment vehicles for which Hexavest is adviser or sub-adviser. Eaton Vance receives management revenue (and in some cases also distribution revenue) on these assets, which are included in the Eaton Vance consolidated results.
(2)	Managed assets and flows of Eaton Vance-distributed separate accounts managed by Hexavest. Eaton Vance receives distribution revenue, but not management fees, on these assets, which are not included in the Eaton Vance consolidated results.
(3)	Managed assets and flows of pre-transaction Hexavest clients and post-transaction Hexavest clients in Canada. Eaton Vance receives no management fee or distribution revenue on these assets, which are not included in the Eaton Vance consolidated results.

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

We define adjusted net income attributable to Eaton Vance Corp. shareholders and adjusted earnings per diluted share as net income attributable to Eaton Vance Corp. shareholders and earnings per diluted share, respectively, adjusted to exclude changes in the estimated redemption value of non-controlling interests in our affiliates redeemable at other than fair value (non-controlling interest value adjustments), closed-end fund structuring fees, payments to end service and additional compensation arrangements in place for certain Eaton Vance closed-end funds and other items management deems non-recurring or non-operating in nature, or otherwise outside the ordinary course of business (such as the impact of special dividends, costs associated with the extinguishment of debt and tax settlements). Adjusted net income attributable to Eaton Vance Corp. shareholders and adjusted earnings per diluted share should not be construed to be a substitute for, or superior to, net income attributable to Eaton Vance Corp. shareholders and earnings per diluted share computed in accordance with U.S. GAAP. We provide disclosures of adjusted net income attributable to Eaton Vance Corp. shareholders and adjusted earnings per diluted share to reflect the fact that our management and Board of Directors, as well as our investors, consider these adjusted numbers a measure of the Company’s underlying operating performance. Management believes adjusted net income attributable to Eaton Vance Corp. shareholders and adjusted earnings per diluted share are important indicators of our operations because they exclude items that may not be indicative of, or are unrelated to, our core operating results, and may provide a useful baseline for analyzing trends in our underlying business.

The following table provides a reconciliation of net income attributable to Eaton Vance Corp. shareholders and earnings per diluted share to adjusted net income attributable to Eaton Vance Corp. shareholders and adjusted earnings per diluted share, respectively, for the three months ended January 31, 2017 and 2016:

	Three Months Ended
	January 31,		%
(in thousands, except per share data)	2017	2016	Change
Net income attributable to Eaton Vance Corp. shareholders	$60,711	$58,386	4%
Non-controlling interest value adjustments(1)	(73)	133	NM
Adjusted net income attributable to Eaton Vance Corp. shareholders	$60,638	$58,519	4%
Earnings per diluted share	$0.53	$0.50	6%
Non-controlling interest value adjustments	-	0.01	NM
Adjusted earnings per diluted share	$0.53	$0.51	4%

(1)	Please see page 54 “Net Income Attributable to Non-controlling and Other Beneficial Interests,” for a further discussion of the non-controlling interest value adjustments referenced above.

The 4% increase in net income attributable to Eaton Vance Corp. shareholders in the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016 can be primarily attributed to the following:

•	An increase in revenue of $23.4 million, or 7 percent, primarily reflecting the growth in managed assets, partially offset by lower average effective fee rates.
•	An increase in expenses of $18.6 million, or 8 percent, reflecting an increase in compensation, distribution expense, service fee expense and fund-related expenses, partially offset by decreases in amortization of deferred sales commissions and other operating expenses.
•	A $2.3 million decrease in gains (losses) and other investment income related to the Company’s investment in sponsored products.
•	A $1.4 million decrease in income contribution from the Company’s consolidated CLO entities driven by deconsolidation of the Company’s final consolidated CLO entity in the fourth quarter of fiscal 2016.
•	A decrease in income taxes of $0.1 million.
•	A decrease in net income attributable to non-controlling and other beneficial interests of $1.2 million, primarily reflecting a decrease in the net income of consolidated CLOs attributable to other beneficial interest holders.

Weighted average diluted shares outstanding were substantially unchanged in the first quarter of fiscal 2017 from the first quarter of fiscal 2016.

Revenue

The primary drivers of our average annualized effective fee rates are the mix of our assets by product, distribution channel and investment mandate, and the timing and amount of performance fees recognized. Shifts in managed assets among products, distribution channels and investment mandates with differing fee schedules can alter the average effective fee rate earned on our consolidated assets under management. Our overall average annualized effective fee rate decreased to 40.9 basis points in the first quarter of fiscal 2017 from 42.7 basis points in the first quarter of fiscal 2016. Excluding performance-based fees, our average annualized effective management fee rate similarly decreased to 35.3 basis points in the first quarter of fiscal 2017 from 36.7 basis points in the first quarter of last year.

The following table shows our management fees, distribution and underwriter fees, service fees and other revenue for the three months ended January 31, 2017 and 2016:

	Three Months Ended
	January 31,		%
(in thousands)	2017	2016	Change
Management fees	$304,653	$283,042	8%
Distribution and underwriter fees	18,959	19,058	-1%
Service fees	28,911	27,259	6%
Other revenue	2,436	2,197	11%
Total revenue	$354,959	$331,556	7%

Management fees

The increase in management fees in the first quarter of fiscal 2017 from the same period a year earlier can be primarily attributed to the 12 percent increase in average consolidated assets under management, partially offset by a decline in our average annualized effective management fee rate. As noted above, our average annualized effective management fee rate, excluding performance-based fees, declined to 35.3 basis points in the first quarter of fiscal 2017 from 36.7 basis points in the first quarter of fiscal 2016, primarily reflecting growth in assets in lower-fee investment mandates.

Average annualized effective management fee rates by investment mandate, excluding performance-based fees, for the three months ended January 31, 2017 and 2016 were as follows:

	Three Months Ended
	January 31,		%
(in basis points on average managed assets)	2017	2016	Change
Equity	63.1	62.7	1%
Fixed income	39.0	41.0	-5%
Floating-rate income	52.4	52.3	0%
Alternatives	63.3	63.5	0%
Portfolio implementation	14.6	15.4	-5%
Exposure management	5.2	5.1	2%
Average annualized effective management fee rate	35.3	36.7	-4%

Average assets under management by investment mandate to which these fee rates apply can be found in the table “Consolidated Average Assets Under Management by Investment Mandate” on page 41.

Performance-based fees contributed $0.2 million in the first quarter of fiscal 2017 and were negligible in the first quarter of fiscal 2016.

Distribution and underwriter fees

Distribution fees, underwriter fees and other distribution income for the three months ended January 31, 2017 and 2016 were as follows:

	Three Months Ended
	January 31,		%
(in thousands)	2017	2016	Change
Distribution fees:
Class A	$164	$174	-6%
Class B	245	397	-38%
Class C	15,136	15,328	-1%
Class F	123	-	NM
Class N	15	24	-38%
Class R	379	321	18%
Private funds	1,245	1,056	18%
Total distribution fees	$17,307	$17,300	0%
Underwriter fees	558	617	-10%
Other distribution income	1,094	1,141	-4%
Total distribution and underwriter fees	$18,959	$19,058	-1%

Service fees

Service fee revenue increased 6 percent in the first quarter of fiscal 2017 from the same period a year earlier, primarily reflecting an increase in average assets under management in certain classes of funds subject to service fees.

Other revenue

Other revenue, which consists primarily of sub-transfer agent fees, miscellaneous dealer income, custody fees, Hexavest-related distribution and service revenue, and sub-lease income, was up 11% in the first quarter of fiscal 2016 from the same period a year ago, primarily reflecting higher miscellaneous dealer income.

Expenses

Operating expenses increased $18.6 million, or 8 percent, in the first quarter of fiscal 2017 from the same period a year earlier, reflecting increases in compensation, distribution expense, service fee expense, and fund-related expenses, offset by decreases in amortization of deferred sales commissions and other corporate expenses as more fully described below. Expenses in connection with the Company’s NextShares initiative totaled approximately $2.0 million in the first quarter of fiscal 2017, an increase of 12 percent from $1.8 million in the first quarter of fiscal 2016.

The following table shows our operating expenses for the three months ended January 31, 2017 and 2016:

	Three Months Ended
	January 31,		%
(in thousands)	2017	2016	Change
Compensation and related costs:
Cash compensation	$114,836	$104,249	10%
Stock-based compensation	20,299	18,261	11%
Total compensation and related costs	135,135	122,510	10%
Distribution expense	31,117	28,483	9%
Service fee expense	26,927	24,595	9%
Amortization of deferred sales commissions	3,854	4,044	-5%
Fund-related expenses	10,875	9,163	19%
Other expenses	41,615	42,136	-1%
Total expenses	$249,523	$230,931	8%

Compensation and related costs

The following table shows our compensation and related costs for the three months ended January 31, 2017 and 2016:

	Three Months Ended
	January 31,		%
(in thousands)	2017	2016	Change
Base salaries and employee benefits	$59,533	$56,657	5%
Stock-based compensation	20,299	18,261	11%
Operating income-based incentives	34,358	31,598	9%
Sales incentives	20,236	13,970	45%
Other compensation expense	709	2,024	-65%
Total	$135,135	$122,510	10%

Compensation expense increased by $12.6 million, or 10 percent, in the first quarter of fiscal 2017. The increase was driven primarily by a $2.9 million increase in base salaries and benefits driven by year-end compensation increases and the increase in headcount due to the Calvert Investments acquisition on December 30, 2016, a $2.0 million increase in stock-based compensation due to higher annual stock-based compensation awards, a $2.8 million increase in operating-income-based incentives due to an increase in pre-bonus adjusted operating income and a modest increase in bonus accrual rates and a $6.3 million increase in sales-based incentive accruals driven by strong product sales. The decrease in other compensation is related to lower employee recruiting and termination costs.

Distribution expense

The following table shows our distribution expense for the three months ended January 31, 2017 and 2016:

	Three Months Ended
	January 31,		%
(in thousands)	2017	2016	Change
Class A share commissions	$767	$545	41%
Class C share distribution fees	12,979	12,728	2%
Closed-end fund dealer compensation payments	958	988	-3%
Intermediary marketing support payments	10,994	9,698	13%
NextShares distribution expense	11	-	NM
Discretionary marketing expenses	5,181	4,524	15%
Sub-accounting fees	227	-	NM
Total	$31,117	$28,483	9%

Distribution expense increased $2.6 million, or 9 percent, in the first quarter of fiscal 2017 compared with the first quarter of fiscal 2016, primarily reflecting an increase in asset-driven intermediary marketing support payments to our distribution partners and an increase in discretionary marketing expenses related to significant corporate initiatives.

Service fee expense

Service fee expense increased $2.3 million, or 9 percent, in the first quarter of fiscal 2017 from the same quarter a year earlier, reflecting an increase in average fund assets retained more than one year in funds and share classes that are subject to service fees.

Amortization of deferred sales commissions

Amortization expense decreased 5 percent in the first quarter of fiscal 2017 from the same period a year earlier, reflecting decreases in average Class B and Class C share deferred sales commissions partially offset by increases in deferred sales commissions related to privately offered equity funds. In the first quarter of fiscal 2017, 3 percent of total amortization related to Class B shares, 55 percent to Class C shares and 42 percent to privately offered equity funds. In the first quarter of fiscal 2016, 6 percent of total amortization related to Class B shares, 65 percent to Class C shares and 29 percent to privately offered equity funds.

Fund-related expenses

Fund-related expenses increased $1.7 million, or 19 percent, in the first quarter of fiscal 2017 over the same period a year earlier, primarily reflecting an increase in fund subsidies and sub-advisory fees.

Other expenses

The following table shows our other expenses for the three months ended January 31, 2017 and 2016:

	Three Months Ended
	January 31,		%
(in thousands)	2017	2016	Change
Information technology	$17,695	$17,755	0%
Facilities-related	9,704	10,583	-8%
Travel	3,573	3,733	-4%
Professional services	2,932	3,035	-3%
Communications	1,254	1,381	-9%
Other corporate expense	6,457	5,649	14%
Total	$41,615	$42,136	-1%

Other expenses decreased 1% in the first quarter of 2017 from the same quarter a year ago. Decreases in facilities-related, travel, professional services and communications expenses were partially offset by increased other corporate expenses. The increase in other corporate expenses primarily reflects costs associated with the Company’s transition services agreement related to the acquisition of Calvert Investments in the first quarter of fiscal 2017.

Non-operating Income (Expense)

The main categories of non-operating income (expense) for the three months ended January 31, 2017 and 2016 are as follows:

	Three Months Ended
	January 31,		%
(in thousands)	2017	2016	Change
Gains and other investment income, net	$494	$2,840	-83%
Interest expense	(7,347)	(7,342)	0%
Other income (expense) of consolidated CLO entities:
Gains and other investment income, net	-	3,279	NM
Interest and other expense	-	(1,836)	NM
Total non-operating expense	$(6,853)	$(3,059)	124%

Gains and other investment income, net, decreased by 83 percent in the first quarter of fiscal 2017 compared to the same period a year ago, reflecting decreases in net investment and foreign currency gains of $4.5 million and $1.3 million, respectively, partially offset by an increase in net interest income earned of $3.5 million. In the first quarter of fiscal 2017, we recognized $4.0 million of losses related to our seed capital investments and associated hedges, compared to $0.6 million of gains related to our seed capital investments and associated hedges in the first quarter of fiscal 2016.

Interest expense was unchanged, reflecting consistent levels of interest accrued on our fixed senior notes.

Income Taxes

Our effective tax rate, calculated as income taxes as a percentage of income before income taxes and equity in net income of affiliates, was 37.3 percent in the first quarter of fiscal 2017 compared to 37.8 percent in the first quarter of fiscal 2016. Excluding the effect of the consolidated CLO entities’ net income (loss) allocated to other beneficial interest holders, our effective tax rate would have been 37.3 percent and 38.4 percent in the first quarter of fiscal 2017 and 2016, respectively.

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

Equity in Net Income of Affiliates, Net of Tax

Equity in net income of affiliates, net of tax, primarily reflects our 49 percent equity interest in Hexavest and our seven percent minority equity interest in a private equity partnership managed by a third party.

The following table summarizes the components of equity in net income of affiliates, net of tax, for the three months ended January 31, 2017 and 2016:

	Three Months Ended
	January 31,		%
(in thousands)	2017	2016	Change
Investment in private equity partnership, net of tax	109	16	581%
Investment in Hexavest, net of tax and amortization	2,397	2,493	-4%
Total	$2,506	$2,509	0%

Net Income Attributable to Non-controlling and Other Beneficial Interests

The following table summarizes the components of net income attributable to non-controlling and other beneficial interests for the three months ended January 31, 2017 and 2016:

	Three Months Ended
	January 31,		%
(in thousands)	2017	2016	Change
Consolidated sponsored funds	$15	$509	-97%
Majority-owned subsidiaries	(3,718)	(3,310)	12%
Non-controlling interest value adjustments(1)	73	(133)	-155%
Consolidated CLO entities	-	(1,912)	NM
Net income attributable to non-controlling and other beneficial interests	$(3,630)	$(4,846)	-25%

(1)	Relates to non-controlling interests redeemable at other than fair value.

Net income attributable to non-controlling and other beneficial interests is not adjusted for taxes due to the underlying tax status of our consolidated subsidiaries, which are treated as partnerships or other pass-through entities for tax purposes.

Changes in Financial Condition, Liquidity and Capital Resources

The following table summarizes certain key financial data relating to our liquidity and capital resources on January 31, 2017 and October 31, 2016 and the uses of cash for the three months ended January 31, 2017 and 2016.

Balance Sheet and Cash Flow Data

	January 31,	October 31,
(in thousands)	2017	2016
Balance sheet data:
Assets:
Cash and cash equivalents	$320,113	$424,174
Management fees and other receivables	186,330	186,172
Total liquid assets	$506,443	$610,346

Investments	$705,197	$589,773

Liabilities:
Debt	$571,946	$571,773

	Three Months Ended
	January 31,
(in thousands)	2017	2016
Cash flow data:
Operating cash flows	$(39,072)	$87,228
Investing cash flows	(50,381)	(82,477)
Financing cash flows	(15,658)	(109,336)

Liquidity and Capital Resources

Liquid assets consist of cash and cash equivalents and management fees and other receivables. Cash and cash equivalents consist of cash and short-term, highly liquid investments that are readily convertible to cash. Management fees and other receivables primarily represent receivables due from sponsored funds and separately managed accounts for investment advisory and distribution services provided. Liquid assets represented 29 percent and 35 percent of total assets on January 31, 2017 and October 31, 2016, respectively. Not included in the liquid asset amounts are $68.9 million and $85.8 million of highly liquid short-term debt securities with remaining maturities between three and 12 months held as of January 31, 2017 and October 31, 2016, respectively, which are included within investments on our Consolidated Balance Sheets. Our seed investments in consolidated funds and separate accounts are not treated as liquid assets because they may be longer term in nature.

The $103.9 million decrease in liquid assets in the first three months of fiscal 2017 primarily reflects cash used for operating activities of $38.2 million, the repurchase of $53.6 million of Non-Voting Common Stock, cash paid in acquisition of $52.0 million, the payment of $31.7 million of dividends to shareholders, the purchase of additional non-controlling interests for $9.5 million and the addition of $2.4 million in equipment and leasehold improvements, offset by proceeds from net subscriptions received from non-controlling interest holders of $43.4 million, proceeds from the issuance of Non-Voting Common Stock of $27.7 million in connection with the exercise of employee stock options and other employee stock purchases, excess tax benefits of $4.9 million associated with stock option exercises and net proceeds of $4.1 million from the sale of investments classified as available-for-sale.

On January 31, 2017, our debt consisted of $250 million in aggregate principal amount of 6.5 percent Senior Notes due in October 2017 and $325 million in aggregate principal amount of 3.625 percent Senior Notes due in June 2023. The Company currently intends to seek refinancing of the $250 million in senior notes due in October 2017 prior to maturity of those notes. In the event that the notes are not refinanced, it is the Company’s intent to retire the notes using existing liquid assets.

We maintain a $300 million unsecured revolving credit facility with several banks that expires on October 21, 2019. The facility provides that we may borrow at LIBOR-based rates of interest that vary depending on the level of usage of the facility and our credit ratings. The agreement contains financial covenants with respect to leverage and interest coverage and requires us to pay an annual facility fee on any unused portion. We had no borrowings under our revolving credit facility at January 31, 2017 or at any point during the fiscal quarter. We were in compliance with all debt covenants as of January 31, 2017.

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

Recoverability of our Investments

Our $705.2 million of investments as of January 31, 2017 consisted of our 49 percent equity interest in Hexavest, positions in Company-sponsored funds and separate accounts entered into for investment and business development purposes, and certain other investments held directly by the Company. Investments in Company-sponsored funds and separate accounts and direct investments by the Company are generally in liquid debt or equity securities and are carried at fair market value. We test our investments, other than equity method investments, for impairment on a quarterly basis. We evaluate our investments in non-consolidated CLO entities and investments classified as available-for-sale for impairment using quantitative factors, including how long the investment has been in a net unrealized loss position, and qualitative factors, including the credit quality of the underlying issuer and our ability and intent to continue holding the investment. If markets deteriorate in the quarters ahead, our assessment of impairment on a quantitative basis may lead us to impair investments in future quarters that were in an unrealized loss position at January 31, 2017.

We test our investments in equity method investees, goodwill and indefinite-lived intangible assets in the fourth quarter of each fiscal year, or as facts and circumstances indicate that additional analysis is warranted. There have been no significant changes in financial condition in the first three months of fiscal 2017 that would indicate that an impairment loss exists at January 31, 2017.

We periodically review our deferred sales commissions and identifiable intangible assets for impairment as events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.

There have been no significant changes in financial condition in the first three months of fiscal 2017 that would indicate that an impairment loss exists at January 31, 2017.

Operating Cash Flows

Cash used for operating activities totaled $39.1 million in the first three months of fiscal 2017, compared to the $87.2 million of cash provided by operating activities in the first three months of fiscal 2016. The decrease in net cash provided by operating activities year-over-year primarily reflects an increase in net cash used for the purchase of investments in trading securities, partially offset by an increase in the timing differences in the cash settlements of our other assets and liabilities.

Investing Cash Flows

Cash used for investing activities totaled $50.4 million in the first three months of fiscal 2017 compared to cash used by investing activities of $82.5 million in the first three months of fiscal 2016. The decrease in cash used by investing activities year-over-year can be primarily attributed to a decrease in the investing activities of the Company’s consolidated CLO entities partially offset by cash paid in acquisition of $52.0 million and a decrease of $4.3 million in the net proceeds from purchases and sales of available-for-sale securities. The Company’s final consolidated CLO entity was deconsolidated in the fourth quarter of fiscal 2016.

Financing Cash Flows

Cash used for financing activities totaled $15.7 million in the first three months of fiscal 2017 compared to cash used for financing activities of $109.3 million in the first three months of fiscal 2016. In the first quarter of fiscal 2017 we paid $9.5 million to acquire additional interests in Atlanta Capital and Parametric, repurchased and retired a total of 1.3 million shares of our Non-Voting Common Stock for $53.6 million under our authorized repurchase programs and issued 2.9 million shares of our Non-Voting Common Stock in connection with the grant of restricted share awards, the exercise of stock options and other employee stock purchases for total proceeds of $27.7 million. As of January 31, 2017, we have authorization to purchase an additional 7.6 million shares under our current share repurchase authorization and anticipate that future repurchases will continue to be an ongoing use of cash. Our dividends declared per share were $0.280 in the first quarter of fiscal 2017 compared to $0.265 per share in the first quarter of fiscal 2016. We currently expect to declare and pay quarterly dividends on our Voting and Non-Voting Common Stock comparable to the dividend declared in the first quarter of fiscal 2017.

Contractual Obligations

We have future obligations under various contracts relating to debt, interest payments and operating leases. During the first three months of fiscal 2017, there were no material changes to our contractual obligations as previously reported in our Annual Report on Form 10-K for the year ended October 31, 2016, except as discussed below.

Related to our acquisition of the Tax Advantaged Bond Strategies (TABS) business in December 2008, we are obligated to make one additional annual contingent payment based on prescribed multiples of TABS’s revenue for the twelve months ending December 31, 2016. The Company will make this final contingent payment equal to approximately $11.6 million in the second quarter of fiscal 2017.

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

We have presented all redeemable non-controlling interests at redemption value on our Consolidated Balance Sheet as of January 31, 2017. We have recorded the current quarter change in the estimated redemption value of non-controlling interests redeemable at fair value as a component of additional paid-in capital and have recorded the current quarter change in the estimated redemption value of non-controlling interests redeemable at other than fair value (non-controlling interests redeemable based on a multiple of earnings before interest and taxes of the subsidiary) as a component of net income attributable to non-controlling and other beneficial interests. Based on our calculations, the estimated redemption value of our non-controlling interests, redeemable at either fair value or other than fair value, totaled $149.4 million on January 31, 2017 compared to $109.0 million on October 31, 2016.

Redeemable non-controlling interests as of January 31, 2017 consisted of third-party investors’ ownership in consolidated investment funds of $71.4 million, non-controlling interests in Parametric issued in conjunction with the Clifton acquisition of $6.9 million, non-controlling interests in Parametric issued in conjunction with the Parametric Risk Advisors final put option of $12.1 million and profit interests granted under the long-term incentive plans of Parametric and Atlanta Capital of $36.6 million and $19.8 million, respectively, all of which are redeemable at fair value. Redeemable non-controlling interests as of January 31, 2017 also included non-controlling interests in Atlanta Capital redeemable at other than fair value of $12.6 million. Redeemable non-controlling interests as of October 31, 2016 consisted of third-party investors’ ownership in consolidated investment funds of $24.5 million, non-controlling interests in Parametric issued in conjunction with the Clifton acquisition of $13.9 million, non-controlling interests in Parametric issued in conjunction with the Parametric Risk Advisors final put option of $12.1 million and profit interests granted under the long-term incentive plans of Parametric and Atlanta Capital of $36.4 million and $19.6 million, respectively, all of which are redeemable at fair value. Redeemable non-controlling interests as of October 31, 2016 also included non-controlling interests in Atlanta Capital redeemable at other than fair value of $2.6 million.

Foreign Subsidiaries

We consider the undistributed earnings of certain of our foreign corporations to be indefinitely reinvested in foreign operations as of January 31, 2017. Accordingly, no U.S. income taxes have been provided thereon. As of January 31, 2017, the Company had approximately $51.4 million of undistributed earnings in certain Canadian, United Kingdom, Australian and Japanese foreign corporations that are not available to fund domestic operations or to distribute to shareholders unless repatriated. Repatriation would require the Company to accrue and pay U.S. corporate income taxes. The unrecognized deferred income tax liability on these un-repatriated funds, or temporary difference, is estimated to be $6.3 million at January 31, 2017. The

Company does not intend to repatriate these funds, has not previously repatriated funds from these entities and has the financial liquidity to permanently leave these funds offshore.

Off-Balance Sheet Arrangements

We do not invest in any off-balance sheet vehicles that provide financing, liquidity, market or credit risk support or engage in any leasing activities that expose us to any liability that is not reflected in our Consolidated Financial Statements.

Critical Accounting Policies

There have been no updates to our critical accounting policies from those disclosed in Management’s Discussion and Analysis of Financial Condition in our Form 10-K for the fiscal year ended October 31, 2016.

Accounting Developments

See Note 2, “New Accounting Standards Not Yet Adopted,” in Item 1, “Consolidated Financial Statements.”

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our Quantitative and Qualitative Disclosures About Market Risk from those previously reported in our Form 10-K for the year ended October 31, 2016.

Item 4. Controls and Procedures

We evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2017. Disclosure controls and procedures are designed to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rule and forms. Disclosure controls and procedures include, without limitation, controls and procedures accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), to allow timely decisions regarding required disclosure. Our CEO and CFO participated in this evaluation and concluded that, as of January 31, 2017, our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting that occurred during the first quarter of our fiscal year ended October 31, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

There have been no material developments in litigation previously reported in our SEC filings.

Item 1A. Risk Factors

There have been no material changes to our Risk Factors from those previously reported in our Form 10-K for the year ended October 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding purchases of our Non-Voting Common Stock on a monthly basis during the first quarter of fiscal 2017:

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
November 2016	372,272	$34.84	372,272	2,547,708
December 2016	402,549	$41.94	402,549	2,145,159
January 2017	553,343	$42.92	553,343	7,621,182
Total	1,328,164	$40.36	1,328,164	7,621,182

(1)	We announced a share repurchase program on January 13, 2016, which authorized the repurchase of up to 8,000,000 shares of our Non-Voting Common Stock in the open market and in private transactions in accordance with applicable securities laws. This repurchase plan was terminated on January 11, 2017. A total of 6,029,366 shares were repurchased under the plan prior to termination.

We announced a share repurchase program on January 11, 2017, which authorized the repurchase of up to 8,000,000 shares of our Non-Voting Common Stock in the open market and in private transactions in accordance with applicable securities laws. This repurchase plan is not subject to an expiration date.

Item 6. Exhibits

(a)	Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Materials from the Eaton Vance Corp. Quarterly Report on Form 10-Q for the quarter ended January 31, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) related Notes to the Consolidated Financial Statements, tagged in detail (furnished herewith).

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EATON VANCE CORP.
(Registrant)

DATE: March 8, 2017	/s/ Laurie G. Hylton
(Signature)
Laurie G. Hylton
Chief Financial Officer

DATE: March 8, 2017	/s/ Julie E. Rozen
(Signature)
Julie E. Rozen
Chief Accounting Officer

