Form 10-Q
period 2017-04-30
EATON VANCE CORP
filed 2017-06-07
CIK 350797

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended April 30, 2017

or

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

Indicate by check-mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Outstanding as of April 30, 2017
Non-Voting Common Stock, $0.00390625 par value	114,981,808 shares
Voting Common Stock, $0.00390625 par value	442,932 shares

Eaton Vance Corp.

Form 10-Q

As of April 30, 2017 and for the

Three and Six Month Periods Ended April 30, 2017

Part I - Financial Information

Item 1. Consolidated Financial Statements (unaudited)

Eaton Vance Corp.

Consolidated Balance Sheets (unaudited)

	April 30,	October 31,
(in thousands)	2017	2016

Assets

Cash and cash equivalents	$663,458	$424,174
Management fees and other receivables	191,284	186,172
Investments	750,121	589,773
Deferred sales commissions	32,474	27,076
Deferred income taxes	67,996	73,295
Equipment and leasehold improvements, net	46,341	44,427
Intangible assets, net	94,290	46,809
Goodwill	259,681	248,091
Loan to affiliate	5,000	5,000
Other assets	56,428	85,565
Total assets	$2,167,073	$1,730,382

See notes to Consolidated Financial Statements.

Eaton Vance Corp.

Consolidated Balance Sheets (unaudited) (continued)

	April 30,	October 31,
(in thousands, except share data)	2017	2016
Liabilities, Temporary Equity and Permanent Equity

Liabilities:

Accrued compensation	$100,087	$173,485
Accounts payable and accrued expenses	64,527	59,927
Dividend payable	38,079	36,525
Debt	868,272	571,773
Other liabilities	107,504	75,069
Total liabilities	1,178,469	916,779

Commitments and contingencies (Note 19)

Temporary Equity:

Redeemable non-controlling interests	200,114	109,028

Permanent Equity:

Voting Common Stock, par value $0.00390625 per share:
Authorized, 1,280,000 shares
Issued and outstanding, 442,932 and 442,932 shares, respectively	2	2
Non-Voting Common Stock, par value $0.00390625 per share:
Authorized, 190,720,000 shares
Issued and outstanding, 114,981,808 and 113,545,008 shares, respectively	449	444
Additional paid-in capital	16,399	-
Notes receivable from stock option exercises	(10,185)	(12,074)
Accumulated other comprehensive loss	(60,064)	(57,583)
Retained earnings	841,127	773,000
Total Eaton Vance Corp. shareholders' equity	787,728	703,789
Non-redeemable non-controlling interests	762	786
Total permanent equity	788,490	704,575
Total liabilities, temporary equity and permanent equity	$2,167,073	$1,730,382

See notes to Consolidated Financial Statements.

Eaton Vance Corp.

Consolidated Statements of Income (unaudited)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(in thousands, except per share data)	2017	2016	2017	2016
Revenue:
Management fees	$321,629	$276,883	$626,282	$559,925
Distribution and underwriter fees	19,918	18,275	38,877	37,333
Service fees	30,067	25,794	58,978	53,053
Other revenue	3,018	2,338	5,454	4,535
Total revenue	374,632	323,290	729,591	654,846
Expenses:
Compensation and related costs	135,467	121,519	270,602	244,029
Distribution expense	32,007	28,239	63,124	56,722
Service fee expense	27,827	23,610	54,754	48,205
Amortization of deferred sales commissions	4,026	3,957	7,880	8,001
Fund-related expenses	11,848	8,031	22,723	17,194
Other expenses	45,537	42,166	87,152	84,302
Total expenses	256,712	227,522	506,235	458,453
Operating income	117,920	95,768	223,356	196,393
Non-operating income (expense):
Gains and other investment income, net	9,288	3,789	9,782	6,629
Interest expense	(8,065)	(7,340)	(15,412)	(14,682)
Other income (expense) of consolidated collateralized loan obligation (CLO) entity:
Gains and other investment income, net	-	13,908	-	17,187
Interest expense	-	(2,878)	-	(4,714)
Total non-operating income (expense)	1,223	7,479	(5,630)	4,420
Income before income taxes and equity in net income of affiliates	119,143	103,247	217,726	200,813
Income taxes	(44,654)	(36,169)	(81,402)	(73,012)
Equity in net income of affiliates, net of tax	3,144	2,377	5,650	4,886
Net income	77,633	69,455	141,974	132,687
Net income attributable to non-controlling and other beneficial interests	(5,658)	(14,488)	(9,288)	(19,334)
Net income attributable to Eaton Vance Corp. shareholders	$71,975	$54,967	$132,686	$113,353
Earnings per share:
Basic	$0.65	$0.50	$1.20	$1.02
Diluted	$0.62	$0.48	$1.15	$0.99
Weighted average shares outstanding:
Basic	110,875	110,459	110,375	110,852
Diluted	115,962	113,667	115,188	114,308
Dividends declared per share	$0.280	$0.265	$0.560	$0.530

See notes to Consolidated Financial Statements.

Eaton Vance Corp.

Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(in thousands)	2017	2016	2017	2016

Net income	$77,633	$69,455	$141,974	$132,687
Other comprehensive income (loss):
Change in unrealized losses on derivatives, net of tax	(413)	-	(413)	-
Amortization of net gains on derivatives, net of tax	5	4	9	7
Unrealized holding gains (losses) on available-for-sale investments and reclassification adjustments, net of tax	325	605	652	(53)
Foreign currency translation adjustments, net of tax	(8,526)	21,841	(2,729)	7,776

Other comprehensive income (loss), net of tax	(8,609)	22,450	(2,481)	7,730

Total comprehensive income	69,024	91,905	139,493	140,417
Comprehensive income attributable to non-controlling and other beneficial interests	(5,658)	(14,488)	(9,288)	(19,334)
Total comprehensive income attributable to Eaton Vance Corp. shareholders	$63,366	$77,417	$130,205	$121,083

See notes to Consolidated Financial Statements.

Eaton Vance Corp.

Consolidated Statements of Shareholders' Equity (unaudited)

	Permanent Equity								Temporary Equity
(in thousands)	Voting Common Stock	Non-Voting Common Stock	Additional Paid-In Capital	Notes Receivable from Stock Option Exercises	Accumulated Other Comprehensive Loss	Retained Earnings	Non- Redeemable Non- Controlling Interests	Total Permanent Equity	Redeemable Non- Controlling Interests
Balance, November 1, 2016	$2	$444	$-	$(12,074)	$(57,583)	$773,000	$786	$704,575	$109,028
Net income	-	-	-	-	-	132,686	1,837	134,523	7,451
Other comprehensive loss	-	-	-	-	(2,481)	-	-	(2,481)	-
Dividends declared ($0.560 per share)	-	-	-	-	-	(64,559)	-	(64,559)	-
Issuance of Non-Voting Common Stock:
On exercise of stock options	-	6	41,873	(771)	-	-	-	41,108	-
Under employee stock purchase plans	-	-	1,516	-	-	-	-	1,516	-
Under employee stock purchase incentive plan	-	-	2,791	-	-	-	-	2,791	-
Under restricted stock plan, net of forfeitures	-	6	-	-	-	-	-	6	-
Stock-based compensation	-	-	39,214	-	-	-	-	39,214	-
Tax benefit of stock option exercises	-	-	7,183	-	-	-	-	7,183	-
Tax benefit of non-controlling interest repurchases	-	-	3,659	-	-	-	-	3,659	-
Repurchase of Non-Voting Common Stock	-	(7)	(78,977)	-	-	-	-	(78,984)	-
Principal repayments on notes receivable from stock option exercises	-	-	-	2,660	-	-	-	2,660	-
Net subscriptions (redemptions/distributions) of non-controlling interest holders	-	-	-	-	-	-	(1,797)	(1,797)	90,509
Net consolidations (deconsolidations) of sponsored investment funds	-	-	-	-	-	-	-	-	(488)
Reclass to temporary equity	-	-	-	-	-	-	(64)	(64)	64
Purchase of non-controlling interests	-	-	-	-	-	-	-	-	(7,310)
Other changes in non-controlling interests	-	-	(860)	-	-	-	-	(860)	860
Balance, April 30, 2017	$2	$449	$16,399	$(10,185)	$(60,064)	$841,127	$762	$788,490	$200,114

See notes to Consolidated Financial Statements.

Eaton Vance Corp.

Consolidated Statements of Shareholders' Equity (unaudited) (continued)

	Permanent Equity									Temporary Equity
(in thousands)	Voting Common Stock	Non-Voting Common Stock	Additional Paid-In Capital	Notes Receivable from Stock Option Exercises	Accumulated Other Comprehensive Loss	Appropriated Retained Earnings (Deficit)	Retained Earnings	Non- Redeemable Non- Controlling Interests	Total Permanent Equity	Redeemable Non- Controlling Interests
Balance, November 1, 2015	$2	$451	$-	$(11,143)	$(48,586)	$(5,338)	$684,845	$1,725	$621,956	$88,913
Net income	-	-	-	-	-	12,701	113,353	1,863	127,917	4,770
Other comprehensive income	-	-	-	-	7,730	-	-	-	7,730	-
Dividends declared ($0.530 per share)	-	-	-	-	-	-	(60,495)	-	(60,495)	-
Issuance of Voting Common Stock	-	-	232	-	-	-	-	-	232	-
Issuance of Non-Voting Common Stock:
On exercise of stock options	-	3	22,056	(531)	-	-	-	-	21,528	-
Under employee stock purchase plans	-	-	1,610	-	-	-	-	-	1,610	-
Under employee stock purchase incentive plan	-	-	2,710	-	-	-	-	-	2,710	-
Under restricted stock plan, net of forfeitures	-	6	-	-	-	-	-	-	6	-
Stock-based compensation	-	-	36,607	-	-	-	-	-	36,607	-
Tax benefit of stock option exercises	-	-	1,714	-	-	-	-	-	1,714	-
Repurchase of Voting Common Stock	-	-	(77)	-	-	-	-	-	(77)	-
Repurchase of Non-Voting Common Stock	-	(17)	(63,737)	-	-	-	(80,317)	-	(144,071)	-
Principal repayments on notes receivable from stock option exercises	-	-	-	1,283	-	-	-	-	1,283	-
Net subscriptions (redemptions/distributions) of non-controlling interest holders	-	-	-	-	-	-	-	(1,767)	(1,767)	(434)
Net consolidations (deconsolidations) of sponsored investment funds	-	-	-	-	-	-	-	-	-	(698)
Reclass to temporary equity	-	-	-	-	-	-	-	(119)	(119)	119
Purchase of non-controlling interests	-	-	-	-	-	-	-	-	-	(6,202)
Other changes in non-controlling interests	-	-	(1,115)	-	-	-	-	-	(1,115)	1,115
Balance, April 30, 2016	$2	$443	$-	$(10,391)	$(40,856)	$7,363	$657,386	$1,702	$615,649	$87,583

See notes to Consolidated Financial Statements.

Eaton Vance Corp.

Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended
	April 30,
(in thousands)	2017	2016

Cash Flows From Operating Activities:
Net income	$141,974	$132,687
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,328	10,396
Unamortized loss on derivative instrument	(684)	-
Amortization of deferred sales commissions	7,884	8,006
Stock-based compensation	39,214	36,607
Deferred income taxes	8,823	10,551
Net losses (gains) on investments and derivatives	453	(1,374)
Equity in net income of affiliates, net of amortization	(5,650)	(4,996)
Dividends received from affiliates	5,100	5,785
Consolidated CLO entity's operating activities:
Net gains on bank loans, other investments and note obligations	-	(8,594)
Amortization	-	(269)
Net increase in other assets and liabilities, including cash and cash equivalents	-	82,263
Changes in operating assets and liabilities:
Management fees and other receivables	(5,083)	17,698
Investments in trading securities	(162,692)	(24,446)
Deferred sales commissions	(13,280)	(8,621)
Other assets	8,406	13,135
Accrued compensation	(73,589)	(91,086)
Accounts payable and accrued expenses	4,550	(3,738)
Other liabilities	46,947	(157)
Net cash provided by operating activities	12,701	173,847
Cash Flows From Investing Activities:
Additions to equipment and leasehold improvements	(6,066)	(5,293)
Issuance of loan to affiliate	-	(5,000)
Net cash paid in acquisitions	(63,605)	(10,130)
Cash paid for intangible assets	-	(25)
Proceeds from sale of investments	5,992	8,808
Purchase of investments	(67)	(113)
Consolidated CLO entity's investing activities:
Proceeds from sales and maturities of bank loans and other investments	-	33,141
Purchase of bank loans and other investments	-	(118,289)
Net cash used for investing activities	(63,746)	(96,901)

See notes to Consolidated Financial Statements.

Eaton Vance Corp.

Consolidated Statements of Cash Flows (unaudited) (continued)

	Six Months Ended
	April 30,
(in thousands)	2017	2016
Cash Flows From Financing Activities:
Purchase of additional non-controlling interest	(9,451)	(15,580)
Debt issuance costs	(2,761)	-
Proceeds from issuance of debt	298,896	-
Proceeds from issuance of Voting Common Stock	-	232
Proceeds from issuance of Non-Voting Common Stock	45,421	25,854
Repurchase of Voting Common Stock	-	(77)
Repurchase of Non-Voting Common Stock	(78,984)	(144,071)
Principal repayments on notes receivable from stock option exercises	2,660	1,283
Excess tax benefit of stock option exercises	8,182	3,023
Dividends paid	(63,005)	(60,201)
Net subscriptions received from (redemptions/distributions paid to) non-controlling interest holders	88,859	(2,201)
Net cash provided by (used for) financing activities	289,817	(191,738)
Effect of currency rate changes on cash and cash equivalents	512	395
Net increase (decrease) in cash and cash equivalents	239,284	(114,397)
Cash and cash equivalents, beginning of period	424,174	465,558
Cash and cash equivalents, end of period	$663,458	$351,161

Supplemental Cash Flow Information:
Cash paid for interest	$14,205	$14,206
Cash paid for income taxes, net of refunds	40,367	47,040
Supplemental Disclosure of Non-Cash Information:
Increase in equipment and leasehold improvements due to non-cash additions	$110	$1,651
Exercise of stock options through issuance of notes receivable	771	531
Non-controlling interest call option exercise recorded in other liabilities	320	-
Net Consolidations (Deconsolidations) of Sponsored Investment Funds:
Increase (decrease) in investments	$136,611	$(720)
Increase in other assets, net of other liabilities	22,073	-
Increase (decrease) in non-controlling interests	73,843	(698)

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

The adoption of the amendments to the consolidation guidance did not result in the consolidation of a previously unconsolidated legal entity or the deconsolidation of a previously consolidated entity. The amendment to the consolidation guidance that had the most significant impact on the Company’s consolidation analysis is the elimination of the deferral of accounting guidance that required separate evaluation for investment company variable interest entities (VIEs). The elimination of this deferral reduced the threshold used to evaluate whether the Company has a controlling financial interest in the Company’s sponsored funds in which the Company holds a seed investment from an ownership percentage of 50 percent to 10 percent. The amended guidance also impacted the Company’s evaluation of limited partnerships. Under the amended guidance, if limited partners with equity at risk in a limited partnership or similarly structured entity do not have either substantive kick-out rights over the general partner or substantive participation rights, the limited partnership is deemed to be a VIE. This update to the guidance resulted in the Company identifying that a private equity partnership managed by a third party that was previously considered a voting interest entity is now considered a VIE. The Company holds a variable interest in, but is not deemed to be the primary beneficiary of, this VIE. Refer to disclosure of this variable interest in Note 6, under the heading Other Entities.

The adoption of the new guidance related to debt issuance costs resulted in the Company changing the classification of certain debt issuance costs in its Consolidated Balance Sheets. All debt issuance costs were previously reported as a component of other assets. Debt issuance costs related to the Company’s term debt are now presented as a component of debt on the Company’s Consolidated Balance Sheets. Amounts for the comparative prior fiscal year have been restated to conform to the current year presentation. This reclassification had no impact on previously reported net income or previously reported financial results.

The following table presents the effects of the change in presentation of debt issuance costs on the Company’s previously reported Consolidated Balance Sheet:

October 31, 2016
(in thousands)	As Previously Reported	Reclassification	As Restated
Other assets	$87,759	$(2,194)	$85,565
Total assets	1,732,576	(2,194)	1,730,382
Debt	573,967	(2,194)	571,773
Total liabilities	918,973	(2,194)	916,779
Total permanent equity	704,575	-	704,575
Total liabilities, temporary equity and permanent equity	1,732,576	(2,194)	1,730,382

In addition to the above updates, the Company adopted ASU 2017-01, Clarifying the Definition of a Business, in conjunction with the acquisition of the assets of Calvert Investment Management, Inc. (Calvert), which closed on December 30, 2016. This new standard provides for an up-front quantitative approach, which is referred to as a “screen,” to determine whether an entity is acquiring assets or a business. In applying the screen, the Company determined that substantially all of the fair value of the gross assets acquired was concentrated in a single identifiable asset or group of similar assets and that the assets acquired, therefore, did not qualify as a business. Disclosure of the acquisition is included in Note 9.

The Company’s significant accounting policies related to each of the ASUs adopted as of November 1, 2016 are summarized below, as amended.

Principles of consolidation

With limited exceptions, each of the Company’s sponsored mutual funds is organized as a separately managed component (or series) of a series trust. All assets of a series irrevocably belong to that series and are subject to the liabilities of that series; under no circumstances are the liabilities of one series payable by another series. The Company’s series trusts have no equity investment at risk, rather, all equity is issued at the series level. However, decisions regarding the trustees of the trust and certain key activities of each series (i.e., sponsored fund) within the trust, such as appointment of each sponsored fund’s investment adviser, typically reside at the trust level. As a result, shareholders of a sponsored fund that is organized as a series of a series trust lack the ability to control the key decision-making processes that most directly affect the performance of the sponsored fund. Accordingly, the Company believes that each trust is a VIE and each sponsored fund within the trust is a silo that also meets the definition of a VIE. Having concluded that each silo is a VIE, the primary beneficiary evaluation is focused on an analysis of economic interests in the silo. The Company may hold a significant interest in the shares of a sponsored fund during the seed investment stage when the sponsored fund’s investment track record is being established. The Company consolidates a sponsored fund when it has a controlling financial interest in the fund. Given that the fees earned from each sponsored fund are commensurate with the services provided and consistent with market-based terms, the Company has generally concluded that its asset management arrangements with sponsored funds represent variable interests that convey both power and economics to the Company in instances in which the Company holds a greater than 10 percent ownership interest in the fund.  Fee revenue earned on, as well as investments in, consolidated sponsored funds are eliminated in consolidation.

The Company regularly seeds new sponsored funds and may consolidate one or more sponsored funds during a given reporting period. Due to the similarity of risks related to the Company’s involvement with each sponsored fund, disclosures required under the VIE model, such as disclosures regarding the carrying amount and classification of assets of sponsored funds and the gains and losses that the Company recognizes from sponsored funds, are aggregated.

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

While the Company believes its overall evaluation of VIEs is appropriate, future changes in estimates, judgments and assumptions, changes in the ownership interests of the Company in a VIE and/or future accounting pronouncements may affect the resulting consolidation, or deconsolidation, of the assets, liabilities, results of operations and cash flows of a VIE.

Debt issuance costs

Deferred debt issuance costs are amortized using the effective interest method over the related debt term. Debt issuance costs related to the Company’s term debt are included in debt in the Company’s Consolidated Balance Sheets. The amortization of deferred debt issuance costs is included in interest expense on the Company’s Consolidated Statements of Income.

2.	New Accounting Standards Not Yet Adopted

Statement of cash flows – restricted cash

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

The following table sets forth the balances related to consolidated sponsored funds at April 30, 2017 and October 31, 2016, as well as the Company’s interest in these funds:

(in thousands)	April 30, 2017	October 31, 2016
Investments	$424,440	$248,036
Other assets	11,700	10,984
Other liabilities	(46,599)	(23,947)
Redeemable non-controlling interests	(122,006)	(24,474)
Interest in consolidated sponsored funds	$267,535	$210,599

4.	Investments

The following is a summary of investments at April 30, 2017 and October 31, 2016:

(in thousands)	April 30, 2017	October 31, 2016
Investment securities, trading:
Short-term debt securities	$66,591	$85,822
Consolidated sponsored funds	424,440	248,036
Separately managed accounts	88,408	79,683
Total investment securities, trading	579,439	413,541
Investment securities, available-for-sale	10,712	13,312
Investments in non-consolidated CLO entities	2,928	3,837
Investments in equity method investees	137,911	139,929
Investments, other	19,131	19,154
Total investments	$750,121	$589,773

Investment securities, trading

The following is a summary of the fair value of investments classified as trading at April 30, 2017 and October 31, 2016:

(in thousands)	April 30, 2017	October 31, 2016
Short-term debt securities	$66,591	$85,822
Other debt securities	299,248	191,688
Equity securities	213,600	136,031
Total investment securities, trading	$579,439	$413,541

The Company recognized gains (losses) related to trading securities still held at the reporting date of $6.3 million and $17.6 million for the three months ended April 30, 2017 and 2016, respectively, and $8.6 million and $6.0 million for the six months ended April 30, 2017 and 2016, respectively, within net gains (losses) and other investment income in the Company’s Consolidated Statements of Income.

Investment securities, available-for-sale

The following is a summary of the gross unrealized gains and losses included in accumulated other comprehensive income (loss) related to securities classified as available-for-sale at April 30, 2017 and October 31, 2016:

April 30, 2017		Gross Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
Investment securities, available-for-sale	$4,861	$5,859	$(8)	$10,712

October 31, 2016		Gross Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
Investment securities, available-for-sale	$8,528	$4,798	$(14)	$13,312

Net unrealized holding gains (losses) on investment securities classified as available-for-sale included in other comprehensive income (loss) on the Company’s Consolidated Statements of Comprehensive Income were $0.5 million and $1.1 million for the three months ended April 30, 2017 and 2016, respectively, and $1.1 million and $(23,000) for the six months ended April 30, 2017 and 2016, respectively.

The Company did not recognize any impairment losses on investment securities classified as available-for-sale during three and six months ended April 30, 2017 or 2016.

The aggregate fair value of available-for-sale investments in an unrealized loss position at April 30, 2017 was $0.2 million; unrealized losses related to these investments totaled $8,000. No investment with a gross unrealized loss has been in a loss position for greater than one year.

The following is a summary of the Company’s realized gains and losses recognized upon disposition of investments classified as available-for-sale for the three and six months ended April 30, 2017 and 2016:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(in thousands)	2017	2016	2017	2016
Gains	$-	$64	$204	$199
Losses	(1)	(37)	(1)	(37)
Net realized gains (losses)	$(1)	$27	$203	$162

Investments in equity method investees

The Company has a 49 percent interest in Hexavest Inc. (Hexavest), a Montreal, Canada-based investment adviser. The carrying value of this investment was $134.9 million and $137.3 million at April 30, 2017 and October 31, 2016, respectively. At April 30, 2017, the Company’s investment in Hexavest consisted of $6.1 million of equity in the net assets of Hexavest, definite-lived intangible assets of $23.2 million and goodwill of $111.8 million, net of a deferred tax liability of $6.2 million. At October 31, 2016, the Company’s investment in Hexavest consisted of $5.3 million of equity in the net assets of Hexavest, definite-lived intangible assets of $24.5 million and goodwill of $114.1 million, net of a deferred tax liability of $6.6 million. The investment is denominated in Canadian dollars and is subject to foreign currency translation adjustments, which are recorded in accumulated other comprehensive income (loss).

The Company has an option, exercisable later in 2017, to purchase an additional 26 percent interest in Hexavest. As part of the purchase price allocation at closing, a value of $8.3 million was assigned to this option. The option is included in other assets in the Company’s Consolidated Balance Sheets at April 30, 2017 and October 31, 2016.

The Company also has a seven percent equity interest in a private equity partnership managed by a third party that invests in companies in the financial services industry. The Company’s investment in the partnership was $3.0 million and $2.6 million at April 30, 2017 and October 31, 2016, respectively.

The Company did not recognize any impairment losses related to its investments in equity method investees during the three and six months ended April 30, 2017 or 2016.

During the six months ended April 30, 2017 and 2016, the Company received dividends of $5.1 million and $5.8 million, respectively, from its investments in equity method investees.

Investments, other

Investments, other, consists of certain investments carried at cost totaling $19.1 million and $19.2 million at April 30, 2017 and October 31, 2016, respectively.

During the fiscal year ended October 31, 2016, the Company participated as lead investor in an equity financing in SigFig, an independent San Francisco-based wealth management technology firm. The carrying value of Company’s investment in SigFig was $17.0 million at both April 30, 2017 and October 31, 2016.

5.	Derivative Financial Instruments

Derivative financial instruments designated as cash flow hedges

In April 2017, the Company issued $300.0 million in aggregate principal amount of 3.5 percent ten-year senior notes due April 6, 2027 (2027 Senior Notes). In anticipation of the offering, the Company entered into a Treasury lock transaction with a notional amount of $125.0 million and concurrently designated the Treasury lock as a cash flow hedge of its exposure to variability in the forecasted semi-annual interest payments on $125 million of principal outstanding on the 2027 Senior Notes. The benchmark U.S. Treasury rate declined from the time the Treasury lock was entered into until the time the 2027 Senior Notes were priced, and the Treasury lock was net settled for cash at a loss of $0.7 million. The Treasury lock was determined to be a highly effective cash flow hedge and the entire $0.7 million loss, net of the associated deferred tax benefit of $0.3 million, was recorded in other comprehensive income (loss), net of tax. The loss recorded in other comprehensive income (loss) will be reclassified to earnings as a component of interest expense over the term of the debt. During the three months ended April 30, 2017, approximately $3,000 of this deferred loss was reclassified into interest expense. During the next twelve months, the Company expects to reclassify approximately $0.1 million of the loss into interest expense.

In fiscal 2013, the Company entered into a forward-starting interest rate swap in connection with the offering of its 3.625 percent unsecured senior notes due June 15, 2023 (2023 Senior Notes) and recorded the unamortized gain on the swap in other comprehensive income (loss), net of tax. The Company reclassified $50,000 and $0.1 million of the deferred gain into interest expense during both the three and six months ended April 30, 2017 and 2016, respectively, and will reclassify the remaining $1.2 million of unamortized gain as of April 30, 2017 to earnings as a component of interest expense over the remaining term of the debt. During the next twelve months, the Company expects to reclassify approximately $0.2 million of the gain into interest expense.

In fiscal 2007, the Company entered into a Treasury lock transaction in connection with the offering of its 6.5 percent unsecured senior notes due October 2, 2017 (2017 Senior Notes) and recorded the unamortized loss on the Treasury lock in other comprehensive income (loss), net of tax. The Company reclassified $56,000 and $0.1 million of the deferred loss into interest expense during both the three and six months ended April 30, 2017 and 2016, respectively, and will reclassify the remaining $0.1 million of unamortized loss to earnings as a component of interest expense in May 2017 concurrent with the redemption of the 2017 Senior Notes (see Note 11).

Other derivative financial instruments not designated for hedge accounting

The Company utilizes stock index futures contracts, total return swap contracts, foreign exchange contracts, commodity futures contracts and currency futures contracts to hedge the market and currency risks associated with its investments in certain consolidated sponsored funds and separately managed accounts seeded for new product development purposes (consolidated seed investments).

The Company was a party to the following derivative financial instruments at April 30, 2017 and October 31, 2016:

	April 30, 2017		October 31, 2016
	Number of contracts	Notional value (in millions)	Number of contracts	Notional value (in millions)
Stock index futures contracts	1,799	$137.0	1,721	$125.4
Total return swap contracts	5	$50.2	1	$40.0
Foreign exchange contracts	28	$23.6	32	$18.7
Commodity futures contracts	224	$19.4	-	$-
Currency futures contracts	130	$13.1	-	$-

The Company has not designated any of these derivative contracts as hedging instruments for accounting purposes. The derivative contracts outstanding, and the notional values they represent at April 30, 2017 and October 31, 2016, are representative of derivative balances throughout each respective period.

The Company has not elected to offset fair value amounts related to derivative instruments executed with the same counterparty under master netting arrangements; as a result, the Company records all derivative financial instruments as either other assets or other liabilities, gross, on its Consolidated Balance Sheets and measures them at fair value. The following tables present the fair value of derivative financial instruments not designated for hedge accounting and how they are reflected in the Company’s Consolidated Financial Statements as of April 30, 2017 and October 31, 2016:

	April 30, 2017		October 31, 2016
(in thousands)	Other assets	Other liabilities	Other assets	Other liabilities
Stock index futures contracts	$137	$3,297	$1,722	$130
Total return swap contracts	-	1,085	-	418
Foreign exchange contracts	124	564	350	267
Commodity futures contracts	1	3	-	-
Currency futures contracts	3	12	-	-
Total	$265	$4,961	$2,072	$815

Changes in the fair value of derivative contracts are recognized in gains and other investment income, net (see Note 14). The Company recognized the following net gains (losses) on derivative financial instruments for the three and six months ended April 30, 2017 and 2016:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(in thousands)	2017	2016	2017	2016
Stock index futures contracts	$(7,097)	$(8,062)	$(13,030)	$921
Total return swap contracts	(1,011)	(3,209)	(1,975)	(439)
Foreign exchange contracts	(369)	(1,774)	(397)	(1,140)
Commodity futures contracts	(2)	-	(2)	-
Currency futures contracts	(10)	-	(10)	-
Total	$(8,489)	$(13,045)	$(15,414)	$(658)

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

Consolidated CLO entities

As of April 30, 2017 and October 31, 2016, the Company was not deemed to be the primary beneficiary of any CLO entities; accordingly, no CLO entities have been consolidated at April 30, 2017 and October 31, 2016.

Eaton Vance CLO 2015-1

On September 21, 2016, the Company sold its 16.1 percent subordinated interest in Eaton Vance CLO 2015-1 to an unrelated third party, recognizing a gain on disposal of $0.1 million. Although the Company continues to serve as collateral manager of the entity, and therefore has the power to direct the activities that most significantly impact the economic performance of the entity, the Company concluded that it was no longer the primary beneficiary of the entity upon disposition of its 16.1 percent residual interest. As a result, the Company deconsolidated Eaton Vance CLO 2015-1 effective September 21, 2016.

Prior to the deconsolidation of Eaton Vance CLO 2015-1, changes in the fair values of bank loan investments resulted in net gains (losses) of $2.5 million and $(4.5) million for the three and six months ended April 30, 2016, respectively, while changes in the fair values of Eaton Vance CLO 2015-1’s note obligations resulted in net gains of $6.6 million and $13.1 million for the three and six months ended April 30, 2016, respectively. The combined net gains of $9.1 million and $8.6 million for the three and six months ended April 30, 2016, respectively, were recorded in gains (losses) and other investment income, net, of consolidated CLO entities on the Company’s Consolidated Statements of Income.

For the three and six months ended April 30, 2016, the Company recorded net income of $11.0 million and $12.4 million, respectively, related to Eaton Vance CLO 2015-1. The Company recorded net income attributable to other beneficial interests of $10.8 million and $12.7 million for the three and six months ended April 30, 2016, respectively. Net income (losses) attributable to Eaton Vance Corp. shareholders was $0.2 million and $(0.3) million for three and six months ended April 30, 2016, respectively.

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

Non-consolidated CLO entities

Non-consolidated CLO entities had total assets of $1.8 billion and $2.0 billion as of April 30, 2017 and October 31, 2016, respectively. The Company’s variable interests in these entities consist of the Company’s direct ownership in these entities and any subordinated management fees earned but uncollected. The Company’s investment in these entities totaled $2.9 million and $3.8 million as of April 30, 2017 and October 31, 2016, respectively. Collateral management fees receivable for these entities totaled $0.7 million and $1.4 million on April 30, 2017 and October 31, 2016, respectively. In the first six months of fiscal 2017, the Company did not provide any financial or other support to these entities that it was not contractually required to provide in any of the periods presented. The Company’s risk of loss with respect to these managed CLO entities is limited to the carrying value of its investments in, and collateral management fees receivable from, these entities as of April 30, 2017.

The Company’s investment in non-consolidated CLO entities is carried at amortized cost and is disclosed as a component of investments in Note 4. Income from these entities is recorded as a component of gains (losses) and other investment income, net, in the Company’s Consolidated Statements of Income, based upon projected investment yields.

Other entities

The Company holds variable interests in, but is not deemed to be the primary beneficiary of, certain sponsored privately offered equity funds with total assets of $15.7 billion and $13.5 billion on April 30, 2017 and October 31, 2016, respectively. The Company’s variable interests in these entities consist of the Company’s direct ownership therein, which in each case is insignificant relative to the total ownership of the fund, and any investment advisory fees earned but uncollected. The Company held investments in these entities totaling $2.5 million and $2.2 million on April 30, 2017 and October 31, 2016, respectively, and investment advisory fees receivable totaling $1.0 million and $0.8 million on April 30, 2017 and October 31, 2016, respectively. In the first six months of fiscal 2017, the Company did not provide any financial or other support to these entities that it was not contractually required to provide. The Company’s risk of loss with respect to these managed entities is limited to the carrying value of its investments in, and investment advisory fees receivable from, the entities as of April 30, 2017. The Company does not consolidate these VIEs because it does not have the obligation to absorb losses or right to receive benefits that could potentially be significant to the VIE.

The Company’s investments in privately offered equity funds are carried at fair value and included in investment securities, available-for-sale, which are disclosed as a component of investments in Note 4. The Company records any change in fair value, net of tax, in other comprehensive income (loss).

The Company also holds a variable interest in, but is not deemed to be the primary beneficiary of, a private equity partnership managed by a third party that invests in companies in the financial services industry. The Company’s variable interest in this entity consists of the Company’s direct ownership in the private equity partnership, equal to $3.0 million and $2.6 million at April 30, 2017 and October 31, 2016, respectively. The Company did not provide any financial or other support to this entity. The Company’s risk of loss with respect to the private equity partnership is limited to the carrying value of its investment in the entity as of April 30, 2017. The Company does not consolidate this VIE because the Company does not hold the power to direct the activities that most significantly impact the VIE.

The Company’s investment in the private equity partnership is accounted for as an equity method investment and disclosures related to this entity are included in Note 4 under the heading Investments in equity method investees.

7.	Fair Value of Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables summarize financial assets and liabilities measured at fair value on a recurring basis and their assigned levels within the valuation hierarchy at April 30, 2017 and October 31, 2016:

April 30, 2017
(in thousands)	Level 1	Level 2	Level 3	Other Assets Not Held at Fair Value	Total

Financial assets:
Cash equivalents	$269,016	$37,488	$-	$-	$306,504
Investments:
Investment securities, trading:
Short-term debt securities	-	66,591	-	-	66,591
Other debt securities	22,754	276,494	-	-	299,248
Equity securities	170,012	43,588	-	-	213,600
Investment securities, available-for-sale	8,181	2,531	-	-	10,712
Investments in non-consolidated CLO entities(1)	-	-	-	2,928	2,928
Investments in equity method investees(2)	-	-	-	137,911	137,911
Investments, other(3)	-	146	-	18,985	19,131
Derivative instruments	-	265	-	-	265
Total financial assets	$469,963	$427,103	$-	$159,824	$1,056,890

Financial liabilities:
Derivative instruments	$-	$4,961	$-	$-	$4,961
Total financial liabilities	$-	$4,961	$-	$-	$4,961

October 31, 2016
(in thousands)	Level 1	Level 2	Level 3	Other Assets Not Held at Fair Value	Total

Financial assets:
Cash equivalents	$21,875	$35,913	$-	$-	$57,788
Investments:
Investment securities, trading:
Short-term debt securities	-	85,822	-	-	85,822
Other debt securities	18,757	172,931	-	-	191,688
Equity securities	93,491	42,540	-	-	136,031
Investment securities, available-for-sale	11,051	2,261	-	-	13,312
Investments in non-consolidated CLO entities(1)	-	-	-	3,837	3,837
Investments in equity method investees(2)	-	-	-	139,929	139,929
Investments, other(3)	-	120	-	19,034	19,154
Derivative instruments	-	2,072	-	-	2,072
Total financial assets	$145,174	$341,659	$-	$162,800	$649,633

Financial liabilities:
Derivative instruments	$-	$815	$-	$-	$815
Total financial liabilities	$-	$815	$-	$-	$815

(1)	The Company’s investments in these CLO entities are measured at fair value on a non-recurring basis using Level 3 inputs. The investments are carried at amortized cost unless facts and circumstances indicate that the investments have been impaired, at which time the investments are written down to fair value. The Company did not recognize any impairment losses on investments in non-consolidated CLO entities during the three and six months ended April 30, 2017 or 2016.
(2)	Investments in equity method investees are not measured at fair value in accordance with U.S. GAAP.
(3)	Investments, other, include investments carried at cost that are not measured at fair value in accordance with U.S. GAAP.

Valuation methodologies

Cash equivalents

Cash equivalents include investments in money market funds, U.S. Treasury and government agency securities, certificates of deposit and commercial paper with original maturities of less than three months. Cash investments in actively traded money market funds are valued using published net asset values and are classified as Level 1 within the fair value measurement hierarchy. U.S. Treasury and government agency securities are valued based upon quoted market prices for similar assets in active markets, quoted prices for identical or similar assets that are not active and inputs other than quoted prices that are observable or corroborated by observable market data. The carrying amounts of certificates of deposit and commercial paper are measured at amortized cost, which approximates fair value due to the short time between the purchase and expected maturity of the investments. Depending on the nature of the inputs, these assets are generally classified as Level 1 or 2 within the fair value measurement hierarchy.

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

Derivative instruments

Derivative instruments, which include stock index futures contracts, total return swap contracts, foreign exchange contracts, commodity futures contracts and currency futures contracts, are recorded as either other assets or other liabilities on the Company’s Consolidated Balance Sheets. Stock index futures contracts, total return swap contracts, commodity futures contracts and currency futures contracts are valued using a third-party pricing service that determines fair value based on bid and ask prices. Foreign exchange contracts are valued by interpolating a value using the spot foreign exchange rate and forward points, which are based on spot rate and currency interest rate differentials. Derivative instruments generally are classified as Level 2 within the fair value measurement hierarchy.

Transfers in and out of Levels

The following table summarizes fair value transfers between Level 1 and Level 2 of the fair value measurement hierarchy for the three and six months ended April 30, 2017 and 2016:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(in thousands)	2017	2016	2017	2016
Transfers from Level 1 into Level 2(1)	$48	$129	$457	$118
Transfers from Level 2 into Level 1(2)	42	86	47	102

(1)	Transfers from Level 1 into Level 2 represent securities for which unadjusted quoted market prices in active markets became unavailable.
(2)	Transfers from Level 2 into Level 1 represent securities for which unadjusted quoted market prices in active markets became available.

Level 3 assets and liabilities

The Company did not hold any assets or liabilities valued on a recurring basis and classified as Level 3 within the fair value measurement hierarchy during the three or six months ended April 30, 2017. The following table shows a reconciliation of the beginning and ending fair value measurements of assets and liabilities valued on a recurring basis and classified as Level 3 within the fair value measurement hierarchy for the three and six months ended April 30, 2016:

	Three Months Ended		Six Months Ended
	April 30, 2016		April 30, 2016
(in thousands)	Bank Loan Investments of Eaton Vance CLO 2015-1	Senior and Subordinated Note Obligations of Eaton Vance CLO 2015-1	Bank Loan Investments of Eaton Vance CLO 2015-1	Senior and Subordinated Note Obligations of Eaton Vance CLO 2015-1
Beginning balance	$700	$390,654	$-	$-
Net losses on investments and note obligations included in net income(1)	(40)	(6,430)	(40)	(6,430)
Transfers into Level 3(2)	-	-	700	390,654
Ending balance	$660	$384,224	$660	$384,224
Change in unrealized losses included in net income relating to assets and liabilities held	$(40)	$(6,430)	$(40)	$(6,430)

(1)	Substantially all net losses on investments and note obligations attributable to the assets and borrowings of the Company's consolidated CLO entities are allocated to non-controlling and other beneficial interests on the Company's Consolidated Statements of Income.
(2)	Transfers into Level 3 were the result of a reduction in the availability of significant observable inputs used in determining the fair value of certain instruments.

As discussed more fully in Note 6, the Company deconsolidated Eaton Vance CLO 2015-1 on September 21, 2016.

8.	Fair Value Measurements of Other Financial Instruments

Certain financial instruments are not carried at fair value, but their fair value is required to be disclosed. The following is a summary of the carrying amounts and estimated fair values of these financial instruments at April 30, 2017 and October 31, 2016:

	April 30, 2017			October 31, 2016
(in thousands)	Carrying Value	Fair Value	Fair Value Level	Carrying Value	Fair Value	Fair Value Level
Loan to affiliate	$5,000	$5,000	3	$5,000	$5,000	3
Investments, other	$18,985	$18,985	3	$19,034	$19,034	3
Other assets	$6,071	$4,243	3	$6,194	$4,328	3
Debt	$868,272	$893,127	2	$571,773	$603,625	2

As discussed in Note 20, on December 23, 2015, Eaton Vance Management Canada Ltd. (EVMC), a wholly owned subsidiary of the Company, loaned $5.0 million to Hexavest under a term loan agreement to seed a new investment strategy. The carrying value of the loan approximates fair value. The fair value is determined annually using a cash flow model that projects future cash flows based upon contractual obligations, to which the Company then applies an appropriate discount rate.

Included in investments, other, is a non-controlling capital interest in SigFig carried at $17.0 million at both April 30, 2017 and October 31, 2016 (see Note 4). The carrying value of this investment approximates fair value, as the Company purchased this investment in the previous fiscal year and there have been no events or changes in circumstances that would have had a significant effect on the fair value of this investment at April 30, 2017.

Included in other assets at April 30, 2017 and October 31, 2016 is an option exercisable in 2017 to acquire an additional 26 percent interest in Hexavest carried at $6.1 million and $6.2 million, respectively. The fair value of this option is determined using a Monte Carlo model, which simulates potential future market multiples of earnings before interest and taxes (EBIT) and compares this to the contractually fixed multiple of Hexavest’s EBIT at which the option can be exercised. The Monte Carlo model uses this array of simulated multiples and their difference from the contractual multiple times the projected EBIT for Hexavest to estimate the future exercise value of the option, which is then adjusted to present value.

The fair value of the Company’s debt has been determined based on quoted prices in inactive markets.

9.	Acquisitions

Atlanta Capital Management Company, LLC (Atlanta Capital)

In the second quarter of fiscal 2017, the Company exercised a call option requiring the non-controlling interest holders of Atlanta Capital to sell a 0.1 percent profit interest in Atlanta Capital for $0.4 million pursuant to the terms of the original acquisition agreement, as amended. The purchase price of this transaction was based on a multiple of Atlanta Capital’s earnings before taxes for the fiscal year ended October 31, 2016. The transaction settled in May 2017.

In the fourth quarter of fiscal 2016, the Company purchased a 0.9 percent profit interest in Atlanta Capital for $1.9 million pursuant to the put and call provisions of the Atlanta Capital Management Company, LLC Long-term Equity Incentive Plan (the Atlanta Capital Plan). The transaction settled in November 2016.

Total profit interests in Atlanta Capital held by non-controlling interest holders, including direct profit interests related to the original acquisition as well as indirect profit interests issued pursuant to the Atlanta Capital Plan, increased to 13.1 percent as of April 30, 2017 from 13.0 percent as of October 31, 2016, reflecting the transactions described above, and the grant of an additional 1.1 percent profit interest to employees of Atlanta Capital pursuant to the terms of the Atlanta Capital Plan in the first quarter of fiscal 2017. Non-controlling interest holders did not hold any capital interests in Atlanta Capital as of April 30, 2017.

Calvert

On December 30, 2016, the Company, through its newly formed subsidiary Calvert Research and Management, acquired substantially all of the assets of Calvert for cash. The transaction was accounted for as an asset acquisition because substantially all of the fair value of the gross assets acquired was concentrated in a single identifiable intangible asset related to acquired contracts to manage and distribute sponsored mutual funds (the Calvert Funds). The Calvert Funds are a diversified family of responsibly invested mutual funds, encompassing actively and passively managed equity, fixed income and asset allocation strategies managed in accordance with the Calvert Principles for Responsible Investment. See Note 10 for a summary of the acquired intangible assets.

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

In the fourth quarter of fiscal 2016 the Company purchased a 0.1 percent profit interest in Parametric for $0.6 million pursuant to the put and call provisions of the Parametric Portfolio Associates LLC Long-term Equity Incentive Plan, as amended and restated (the Parametric Plan). The transaction settled in November 2016.

Total profit interests in Parametric held by non-controlling interest holders, including indirect profit interests issued pursuant to the Parametric Plan, decreased to 6.4 percent as of April 30, 2017 from 7.0 percent as of October 31, 2016, reflecting the transactions described above. Total capital interests in Parametric held by non-controlling interest holders decreased to 1.3 percent as of April 30, 2017 from 1.8 percent as of October 31, 2016.

Tax Advantaged Bond Strategies (TABS)

In fiscal 2009, the Company acquired the TABS business of M.D. Sass Investors Services for cash and future consideration. During the second quarter of fiscal 2017, the Company made a final contingent payment of $11.6 million to the selling group based upon prescribed multiples of TABS’s revenue for the twelve months ended December 31, 2016. The payment increased goodwill by $11.6 million, as the acquisition was completed prior to the change in accounting for contingent purchase price consideration.

10.	Intangible Assets

The following is a summary of intangible assets at April 30, 2017 and October 31, 2016:

April 30, 2017
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Amortizing intangible assets:
Client relationships acquired	$134,247	$(99,159)	$35,088
Intellectual property acquired	1,025	(419)	606
Trademark acquired	4,257	(637)	3,620
Research system	639	(71)	568

Non-amortizing intangible assets:
Mutual fund management contracts acquired	54,408	-	54,408
Total	$194,576	$(100,286)	$94,290

October 31, 2016
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Amortizing intangible assets:
Client relationships acquired	$133,927	$(94,873)	$39,054
Intellectual property acquired	1,025	(385)	640
Trademark acquired	900	(493)	407

Non-amortizing intangible assets:
Mutual fund management contracts acquired	6,708	-	6,708
Total	$142,560	$(95,751)	$46,809

Amortization expense was $2.2 million for both the three months ended April 30, 2017 and 2016 and $4.5 million and $4.4 million for the six months ended April 30, 2017 and 2016, respectively. Estimated remaining amortization expense for fiscal 2017 and the next five fiscal years, on a straight-line basis, is as follows:

Estimated
Year Ending October 31,	Amortization
(in thousands)	Expense
Remaining 2017	$4,478
2018	8,927
2019	4,978
2020	3,807
2021	2,282
2022	2,154

Acquired intangible assets

The following is a summary of the intangible assets acquired in the first quarter of fiscal 2017:

April 30, 2017
(in thousands)	Weighted- Average Remaining Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Client relationships acquired	14.7	$320	$(7)	$313
Trademark acquired	13.7	3,357	(80)	3,277
Research system	2.7	639	(71)	568
Non-amortizing intangible assets:
Mutual fund management contracts acquired		47,700	-	47,700
Total	12.3	$52,016	$(158)	$51,858

Amortization expense was $0.1 million and $0.2 million for the three and six months ended April 30, 2017, respectively. Estimated remaining amortization expense for fiscal 2017 and the next five fiscal years, on a straight-line basis, is as follows:

Estimated
Year Ending October 31,	Amortization
(in thousands)	Expense
Remaining 2017	$237
2018	474
2019	474
2020	297
2021	261
2022	261

11.	Debt

2027 Senior Notes

On April 6, 2017, the Company issued $300.0 million in aggregate principal amount of 3.5 percent ten-year senior notes due April 6, 2027, resulting in net proceeds of approximately $296.1 million after deducting the underwriting discount and offering expenses. Interest is payable semi-annually in arrears on April 6th and October 6th of each year, commencing on October 6, 2017. The 2027 Senior Notes are unsecured and unsubordinated obligations of the Company.

Subsequent event – Redemption of 2017 Senior Notes

On May 6, 2017, the Company used the net proceeds from the 2027 Senior Notes to redeem the remaining $250 million aggregate principal amount of its 2017 Senior Notes. The Company paid total consideration of $256.8 million to the holders of the 2017 Senior Notes at redemption, which was calculated pursuant to the terms of the Indenture that governs the notes at an amount equal to the sum of the aggregate principal amount outstanding, the present value of the remaining scheduled payments of interest through the original maturity date and the interest accrued to the date of redemption. The Company will recognize a $5.4 million non-operating loss on the extinguishment of the 2017 Senior Notes in the third quarter of fiscal 2017, representing the difference between the total consideration paid and the net carrying amount of the extinguished debt plus interest accrued to the date of redemption.

12.	Stock-Based Compensation Plans

The Company recognized compensation cost related to its stock-based compensation plans for the three and six months ended April 30, 2017 and 2016 as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(in thousands)	2017	2016	2017	2016
Omnibus Incentive Plans:
Stock options	$4,818	$4,590	$10,520	$9,729
Restricted shares	11,549	11,013	23,623	21,951
Phantom stock units	105	97	226	124
Employee Stock Purchase Plans	-	-	176	211
Employee Stock Purchase Incentive Plan	496	328	549	360
Atlanta Capital Plan	855	652	1,710	1,417
Parametric Plan	940	1,790	1,880	2,939
Parametric Phantom Incentive Plan	378	-	756	-
Total stock-based compensation expense	$19,141	$18,470	$39,440	$36,731

The total income tax benefit recognized for stock-based compensation arrangements was $7.0 million and $6.3 million for the three months ended April 30, 2017 and 2016, respectively, and $14.3 million and $12.3 million for the six months ended April 30, 2017 and 2016, respectively.

Stock options

Stock option transactions under the Company’s 2013 Omnibus Incentive Plan (the 2013 Plan) and predecessor plans for the six months ended April 30, 2017 were as follows:

(share and intrinsic value figures in thousands)	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding, beginning of period	20,311	$33.52
Granted	2,886	34.97
Exercised	(1,566)	26.74
Forfeited/expired	(9)	38.65
Options outstanding, end of period	21,622	$34.20	5.5	$200,553
Options exercisable, end of period	12,286	$32.84	3.5	$135,772
Vested or expected to vest at April 30, 2017	21,561	$34.20	5.5	$200,115

The Company received $41.1 million and $21.5 million related to the exercise of options for the six months ended April 30, 2017 and 2016, respectively.

As of April 30, 2017, there was $55.5 million of compensation cost related to unvested stock options granted under the 2013 Plan and predecessor plans not yet recognized. That cost is expected to be recognized over a weighted-average period of 3.1 years.

Restricted shares

A summary of the Company’s restricted share activity for the six months ended April 30, 2017 under the 2013 Plan and predecessor plans is as follows:

		Weighted-
		Average
		Grant Date
(share figures in thousands)	Shares	Fair Value
Unvested, beginning of period	4,157	$35.43
Granted	1,685	35.93
Vested	(1,148)	33.00
Forfeited	(36)	35.84
Unvested, end of period	4,658	$36.21

As of April 30, 2017, there was $127.6 million of compensation cost related to unvested restricted shares granted under the 2013 Plan and predecessor plans not yet recognized. That cost is expected to be recognized over a weighted-average period of 3.2 years.

Phantom stock units

During the six months ended April 30, 2017, 10,285 phantom stock units were issued to non-employee Directors pursuant to the 2013 Plan. As of April 30, 2017, there was $0.4 million of compensation cost related to unvested phantom stock units granted under the 2013 Plan not yet recognized. That cost is expected to be recognized over a weighted-average period of 1.3 years.

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

In the first six months of fiscal 2017, the Company purchased and retired approximately 1.0 million shares of its Non-Voting Common Stock under the current repurchase authorization and approximately 0.9 million shares under a previous repurchase authorization. Approximately 7.0 million additional shares may be repurchased under the current authorization as of April 30, 2017.

14.	Non-operating Income (Expense)

The components of non-operating income (expense) for the three and six months ended April 30, 2017 and 2016 were as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(in thousands)	2017	2016	2017	2016
Interest and other income	$5,958	$4,186	$10,601	$5,361
Net gains (losses) on investments and derivatives	3,483	789	(453)	1,374
Net foreign currency losses	(153)	(1,186)	(366)	(106)
Gains and other investment income, net	9,288	3,789	9,782	6,629
Interest expense	(8,065)	(7,340)	(15,412)	(14,682)
Other income (expense) of consolidated CLO entity:
Interest income	-	4,850	-	8,593
Net gains on bank loans, other investments and note obligations	-	9,058	-	8,594
Gains and other investment income, net	-	13,908	-	17,187
Interest expense	-	(2,878)	-	(4,714)
Total non-operating income (expense)	$1,223	$7,479	$(5,630)	$4,420

15.	Income Taxes

The provision for income taxes was $44.7 million and $36.2 million, or 37.5 percent and 35.0 percent of pre-tax income, for the three months ended April 30, 2017 and 2016, respectively. The provision for income taxes was $81.4 million and $73.0 million, or 37.4 percent and 36.4 percent of pre-tax income, for the six months ended April 30, 2017 and 2016, respectively. The provision for income taxes in the three and six months ended April 30, 2017 and 2016 is comprised of federal, state, and foreign taxes. The differences between the Company’s effective tax rate and the statutory federal rate of 35.0 percent for each period presented reflecting the impact of state income taxes, income and losses recognized by non-controlling and other beneficial interest holders of consolidated entities, equity-based compensation plans and other permanent items.

No valuation allowance has been recorded for deferred tax assets, reflecting management’s belief that all deferred tax assets will be utilized.

The Company considers the undistributed earnings of certain of its foreign corporations to be indefinitely reinvested in foreign operations as of April 30, 2017. Accordingly, no U.S. income taxes have been provided thereon. As of April 30, 2017, the Company had approximately $54.2 million of undistributed earnings in certain Canadian, United Kingdom, Australian and Japanese foreign corporations that are not available to fund domestic operations or to distribute to shareholders unless repatriated. Repatriation would require the Company to accrue and pay U.S. corporate income taxes. The unrecognized deferred income tax liability on these un-repatriated funds, or temporary difference, is estimated to be $6.7 million. The Company does not intend to repatriate these funds, has not previously repatriated funds from these entities and has the financial liquidity to permanently leave these funds offshore.

The Company is generally no longer subject to income tax examinations by U.S. federal, state, local or non-U.S. taxing authorities for fiscal years prior to fiscal 2013.

16.	Non-controlling and Other Beneficial Interests

The components of net income attributable to non-controlling and other beneficial interests for the three and six months ended April 30, 2017 and 2016 were as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(in thousands)	2017	2016	2017	2016
Consolidated sponsored funds	$(1,727)	$(493)	$(1,712)	$16
Majority-owned subsidiaries	(3,932)	(3,206)	(7,650)	(6,516)
Non-controlling interest value adjustments(1)	1	-	74	(133)
Consolidated CLO entities	-	(10,789)	-	(12,701)
Net income attributable to non-controlling and other beneficial interests	$(5,658)	$(14,488)	$(9,288)	$(19,334)

(1)	Relates to non-controlling interests redeemable at other than fair value.

17.	Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), net of tax, for the three months ended April 30, 2017 and 2016 are as follows:

(in thousands)	Unamortized Net Gains (Losses) on Derivatives(1)	Net Unrealized Holding Gains (Losses) on Available-for- Sale Investments(2)	Foreign Currency Translation Adjustments	Total
Balance at January 31, 2017	$691	$3,270	$(55,416)	$(51,455)
Other comprehensive income (loss), before reclassifications and tax	(684)	532	(8,526)	(8,678)
Tax impact	271	(207)	-	64
Reclassification adjustments, before tax	8	-	-	8
Tax impact	(3)	-	-	(3)
Net current period other comprehensive income (loss)	(408)	325	(8,526)	(8,609)
Balance at April 30, 2017	$283	$3,595	$(63,942)	$(60,064)

Balance at January 31, 2016	$677	$3,075	$(67,058)	$(63,306)
Other comprehensive income, before reclassifications and tax	-	1,058	21,841	22,899
Tax impact	-	(415)	-	(415)
Reclassification adjustments, before tax	6	(63)	-	(57)
Tax impact	(2)	25	-	23
Net current period other comprehensive income (loss)	4	605	21,841	22,450
Balance at April 30, 2016	$681	$3,680	$(45,217)	$(40,856)

The components of accumulated other comprehensive income (loss), net of tax, for the six months ended April 30, 2017 and 2016 are as follows:

(in thousands)	Unamortized Net Gains (Losses) on Derivatives(1)	Net Unrealized Holding Gains (Losses) on Available-for- Sale Investments(2)	Foreign Currency Translation Adjustments	Total
Balance at October 31, 2016	$687	$2,943	$(61,213)	$(57,583)
Other comprehensive income (loss), before reclassifications and tax	(684)	1,068	(2,729)	(2,345)
Tax impact	271	(416)	-	(145)
Reclassification adjustments, before tax	14	-	-	14
Tax impact	(5)	-	-	(5)
Net current period other comprehensive income (loss)	(404)	652	(2,729)	(2,481)
Balance at April 30, 2017	$283	$3,595	$(63,942)	$(60,064)

Balance at October 31, 2015	$674	$3,733	$(52,993)	$(48,586)
Other comprehensive income (loss), before reclassifications and tax	-	(23)	7,776	7,753
Tax impact	-	12	-	12
Reclassification adjustments, before tax	11	(83)	-	(72)
Tax impact	(4)	41	-	37
Net current period other comprehensive income (loss)	7	(53)	7,776	7,730
Balance at April 30, 2016	$681	$3,680	$(45,217)	$(40,856)

(1)	Amounts reclassified from accumulated other comprehensive loss, net of tax, represent the amortization of net gains (losses) on qualifying derivative financial instruments designated as cash flow hedges over the life of the Company's Senior Notes into interest expense on the Consolidated Statements of Income.
(2)	Amounts reclassified from accumulated other comprehensive income (loss), net of tax, represent gains (losses) on disposal of available-for-sale securities and were recorded in gains and other investment income, net, on the Consolidated Statements of Income.

18.	Earnings per Share

The following table sets forth the calculation of earnings per basic and diluted share for the three and six months ended April 30, 2017 and 2016:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(in thousands, except per share data)	2017	2016	2017	2016
Net income attributable to Eaton Vance Corp. shareholders	$71,975	$54,967	$132,686	$113,353

Weighted-average shares outstanding – basic	110,875	110,459	110,375	110,852
Incremental common shares	5,087	3,208	4,813	3,456
Weighted-average shares outstanding – diluted	115,962	113,667	115,188	114,308

Earnings per share:
Basic	$0.65	$0.50	$1.20	$1.02
Diluted	$0.62	$0.48	$1.15	$0.99

Antidilutive common shares related to stock options and unvested restricted stock excluded from the computation of earnings per diluted share were approximately 3.6 million and 12.2 million for the three months ended April 30, 2017 and 2016, respectively, and approximately 4.1 million and 13.1 million for the six months ended April 30, 2017 and 2016, respectively.

19.	Commitments and Contingencies

In the normal course of business, the Company enters into agreements that include indemnities in favor of third parties, such as engagement letters with advisors and consultants, information technology agreements, distribution agreements and service agreements. In certain circumstances, these indemnities in favor of third parties relate to service agreements entered into by investment funds managed and/or advised by Eaton Vance Management, Boston Management and Research or Calvert Research and Management, all wholly owned subsidiaries of the Company. The Company has also agreed to indemnify its directors, officers and employees in accordance with the Company’s Articles of Incorporation, as amended. Certain agreements do not contain any limits on the Company’s liability and, therefore, it is not possible to estimate the Company’s potential liability under these indemnities. In certain cases, the Company has recourse against third parties with respect to these indemnities. Further, the Company maintains insurance policies that may provide coverage against certain claims under these indemnities.

The Company and its subsidiaries are subject to various legal proceedings. In the opinion of management, after discussions with legal counsel, the ultimate resolution of these matters will not have a material effect on the consolidated financial condition, results of operations or cash flows of the Company.

20.	Related Party Transactions

Sponsored funds

The Company is an investment adviser to, and has administrative agreements with, certain sponsored funds, privately offered equity funds and closed-end funds for which employees of the Company are officers and/or directors. Revenues for services provided or related to these funds for the three and six months ended April 30, 2017 and 2016 are as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(in thousands)	2017	2016	2017	2016
Management fees	$226,959	$193,851	$441,708	$395,398
Distribution fees	18,998	16,506	37,279	33,939
Service fees	30,067	25,794	58,978	53,053
Shareholder services fees	1,271	629	1,973	1,217
Other revenue	576	712	1,090	1,249
Total	$277,871	$237,492	$541,028	$484,856

For the three months ended April 30, 2017 and 2016, the Company had investment advisory agreements with certain sponsored funds pursuant to which the Company contractually waived $4.0 million and $3.7 million, respectively, of investment advisory fees it was otherwise entitled to receive. For the six months ended April 30, 2017 and 2016, the Company contractually waived $7.7 million and $7.5 million, respectively, of investment advisory fees it was otherwise entitled to receive.

Sales proceeds and net realized gains for the three and six months ended April 30, 2017 and 2016 from investments in sponsored funds classified as available-for-sale are as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(in thousands)	2017	2016	2017	2016
Proceeds from sales	$1	$214	$3,734	$8,298
Net realized gains	-	27	203	162

The Company bears the non-advisory expenses of certain sponsored funds for which it earns an all-in management fee and provides subsidies to startup and other smaller sponsored funds to enhance their competitiveness. For the three months ended April 30, 2017 and 2016, expenses of $8.4 million and $5.4 million, respectively, were incurred by the Company pursuant to these arrangements. For the six months ended April 30, 2017 and 2016, expenses of $16.0 million and $11.8 million, respectively, were incurred by the Company pursuant to these arrangements.

Included in management fees and other receivables at April 30, 2017 and October 31, 2016 are receivables due from sponsored funds of $93.4 million and $88.7 million, respectively, and payables to sponsored funds of $1.8 million and $1.6 million, respectively.

Loan to affiliate

On December 23, 2015, EVMC, a wholly owned subsidiary of the Company, loaned $5.0 million to Hexavest under a term loan agreement to seed a new investment strategy. The loan renews automatically for an additional one-year period on each anniversary date unless written termination notice is provided by EVMC. The loan earns interest equal to the one-year Canadian Dollar Offered Rate plus 200 basis points, which is payable quarterly in arrears. Hexavest may prepay the loan in whole or in part at any time without penalty. During the three months ended April 30, 2017 and 2016, the Company recorded $39,000 and $36,000, respectively, of interest income related to the loan in gains and other investment income, net, on the Company’s Consolidated Statement of Income. During the six months ended April 30, 2017 and 2016, the Company recorded $79,000 and $52,000, respectively, of interest income related to the loan. Interest due from Hexavest under this arrangement included in other assets on the Company’s Consolidated Balance Sheets as of April 30, 2017 and October 31, 2016 was $13,000.

Hexavest agreements

The Company has an agreement with Hexavest whereby the Company compensates Hexavest for sub-advisory services and Hexavest reimburses the Company for a portion of fund subsidies related to certain investment companies for which the Company is the investment adviser. During the three months ended April 30, 2017 and 2016, the Company paid Hexavest $92,000 and $66,000, respectively, in sub-advisory fees, and the Company received from Hexavest $21,000 and $51,000, respectively, for reimbursement of fund subsidies. During the six months ended April 30, 2017 and 2016, the Company paid Hexavest $0.2 million and $0.1 million, respectively, in sub-advisory fees, and the Company received from Hexavest $71,000 and $0.1 million, respectively, for reimbursement of fund subsidies. The amount due to Hexavest under this arrangement included in other liabilities on the Company’s Consolidated Balance Sheets at April 30, 2017 and October 31, 2016 was $58,000 and $51,000, respectively. In addition, the Company has an agreement with Hexavest whereby the Company is reimbursed for costs related to the sale of certain institutional separately managed accounts. During each of the three months ended April 30, 2017 and 2016, the Company earned $0.5 million under this arrangement. During the six months ended April 30, 2017 and 2016, the Company earned $1.1 million and $1.0 million, respectively, under this arrangement. The amount due from Hexavest under this arrangement included in other assets on the Company’s Consolidated Balance Sheets at April 30, 2017 and October 31, 2016 was $0.2 million and $0.3 million, respectively.

Employee loan program

The Company has established an Employee Loan Program under which a program maximum of $20.0 million is available for loans to officers (other than executive officers) and other key employees of the Company for purposes of financing the exercise of employee stock options. Loans outstanding under this program, which are full recourse in nature, are reflected as notes receivable from stock option exercises in shareholders’ equity and amounted to $10.2 million and $12.1 million at April 30, 2017 and October 31, 2016, respectively.

21.	Geographic Information

Revenues by principal geographic area for the three and six months ended April 30, 2017 and 2016 are as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(in thousands)	2017	2016	2017	2016
Revenue:
U.S.	$359,342	$310,751	$699,902	$629,860
International	15,290	12,539	29,689	24,986
Total	$374,632	$323,290	$729,591	$654,846

Long-lived assets by principal geographic area as of April 30, 2017 and October 31, 2016 are as follows:

	April 30,	October 31,
(in thousands)	2017	2016
Long-lived Assets:
U.S.	$44,141	$42,153
International	2,200	2,274
Total	$46,341	$44,427

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

Through our subsidiaries Eaton Vance Management, Atlanta Capital Management Company, LLC (Atlanta Capital), Calvert Research and Management and other affiliates, we manage active equity, income and alternative strategies across a range of investment styles and asset classes, including U.S. and global equities, floating-rate bank loans, municipal bonds, global income, high-yield and investment grade bonds. Through our subsidiary Parametric Portfolio Associates LLC (Parametric), we manage a range of engineered alpha strategies, including systematic equity, systematic alternatives and managed options strategies. Through Parametric, we also provide portfolio implementation and overlay services, including tax-managed and non-tax-managed custom core equity strategies, centralized portfolio management of multi-manager portfolios and customized exposure management services. We also oversee the management of, and distribute, investment funds sub-advised by unaffiliated third-party managers, including global and regional equity and asset allocation strategies. Our breadth of investment management capabilities supports a wide range of products and services offered to fund shareholders, retail managed account investors, institutional investors and high-net-worth clients. Our equity strategies encompass a diversity of investment objectives, risk profiles, income levels and geographic representation. Our income investment strategies cover a broad duration and credit quality range and encompass both taxable and tax-free investments. We also offer a range of alternative investment strategies, including commodity- and currency-based investments and a spectrum of absolute return strategies. As of April 30, 2017, we had $387.0 billion in consolidated assets under management.

We distribute our funds and retail managed accounts principally through financial intermediaries. We have broad market reach, with distribution partners including national and regional broker-dealers, independent broker-dealers, registered investment advisors, banks and insurance companies. We support these distribution partners with a team of approximately 127 sales professionals covering U.S. and international markets.

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

Business Developments

The Company is pursuing five primary business growth initiatives: (1) capitalizing on the Company’s broad range of high-performing investment strategies to grow sales and gain market share in active management; (2) continuing to pursue the market opportunity for the Company’s Custom Beta lineup of rules-based separately managed account offerings; (3) further developing the Company’s global investment capabilities and international distribution and client service resources to address identified market opportunities outside the United States; (4) advancing NextShares™ exchange-traded managed funds toward commercial success; and (5) acquiring and integrating complementary investment management businesses in a period of potential industry consolidation.

As of April 30, 2017, the Company offered 70 U.S. mutual funds rated four or five stars by Morningstar™ for at least one class of shares, including 28 funds rated five stars for at least one class of shares. Although actively managed strategies as a whole are losing share to passive investments, the Company believes that top-performing active strategies can continue to grow, particularly in asset classes where competition versus passive alternatives is less acute. In the first six months of fiscal 2017, net flows into the Company’s active strategies totaled $4.4 billion.

The Company continues to experience strong growth in its Custom Beta lineup of rules-based separately managed account strategies, which include Parametric-managed core equities and Eaton Vance Management-managed municipal bond and corporate bond ladders. Compared to index mutual funds and exchange-traded funds, Custom Beta separate accounts provide clients with greater ability to tailor their market exposures to achieve better tax outcomes and to reflect client-specified responsible investing criteria, factor tilts and portfolio exclusions. In the first six months of fiscal 2017, net inflows into the Company’s Custom Beta strategies offered as retail managed accounts and high-net-worth separate accounts totaled $9.9 billion.

Outside the United States, the Company continues to expand investment staff and commit additional client service and distribution resources to support business growth. On February 1, 2017, Eaton Vance Asia Pacific, Ltd. (Eaton Vance Asia Pacific) opened a Tokyo-based representative office to provide relationship management and client service support to clients in Japan and other parts of Asia. In the first six months of fiscal 2017, net inflows from clients outside the United States totaled $2.5 billion.

The Company’s NextShares initiative continues to progress toward broad market availability. As of the end of the second quarter of fiscal 2017, eight NextShares funds from three different fund families were available in the marketplace. Additional NextShares funds are currently in registration. UBS Financial Services has announced its intent to begin offering NextShares through its U.S. financial advisors network later in 2017, which the Company believes will stimulate growth in NextShares managed assets.

On December 30, 2016, Calvert Research and Management, a newly formed Eaton Vance subsidiary, completed the purchase of substantially all of the business assets of Calvert Investment Management, Inc. (Calvert). At acquisition, Calvert had $11.9 billion of managed assets. Of this, $2.1 billion was previously included in the Company’s consolidated managed assets because Atlanta Capital is sub-adviser to one of the Calvert-sponsored mutual funds (Calvert Funds). The Calvert Funds are one of the largest and most diversified families of responsibly invested mutual funds, encompassing actively and passively managed equity, fixed income and asset allocation strategies managed in accordance with the Calvert Principles for Responsible Investment. Responsible investing is a leading trend in asset management, appealing to the growing universe of investors who seek both financial returns and positive societal impact from their investments. The Calvert Funds are now being offered through Eaton Vance Distributors with greatly expanded market reach. From the close of the Calvert transaction through the end of the second quarter of fiscal 2017, net outflows from the Calvert Funds and Calvert-managed separate accounts totaled approximately $500 million, of which approximately $350 million was attributable to Calvert’s resignation as program manager of the DC 529 College Savings Program and withdrawals of seed capital investments by the Calvert Fund’s former adviser.

Consolidated Assets under Management

Prevailing equity and income market conditions and investor sentiment affect the sales and redemptions of our investment products, managed asset levels, operating results and the recoverability of our investments. During the second quarter and first six months of fiscal 2017, the S&P 500 Index, a broad measure of U.S. equity market performance, had total returns of 4.6 percent and 12.9 percent, respectively, and the MSCI Emerging Market Index, a broad measure of emerging market equity performance had total returns of 7.1 percent and 8.4 percent, respectively. Over the same period, the Barclays U.S. Aggregate Bond Index, a broad measure of U.S. bond market performance, had total returns of 1.5 percent and -0.7 percent, respectively.

Consolidated assets under management increased by $68.3 billion, or 21 percent, to $387.0 billion on April 30, 2017 from the $318.7 billion reported a year earlier. The year-over-year increase in consolidated assets under management reflects net inflows of $32.6 billion and market appreciation in managed assets of $25.8 billion over the twelve-month period, and $9.9 billion of new managed assets gained in the acquisition of the business assets of Calvert.

The following tables summarize our consolidated assets under management by investment mandate, investment vehicle and investment affiliate as of April 30, 2017 and 2016. Within the investment mandate table, the “Portfolio Implementation” category consists of Parametric’s custom core equity strategies and centralized portfolio management services, and the “Exposure Management” category consists of Parametric’s futures- and options-based customized exposure management services.

Consolidated Assets under Management by Investment Mandate (1)

	April 30,
(in millions)	2017	% of Total	2016	% of Total	% Change
Equity(2)(3)	$104,666	27%	$88,540	28%	18%
Fixed income(3)(4)	66,881	17%	56,356	18%	19%
Floating-rate income(3)	36,957	10%	32,688	10%	13%
Alternative(3)	11,212	3%	9,720	3%	15%
Portfolio implementation	86,376	22%	66,132	21%	31%
Exposure management	80,921	21%	65,235	20%	24%
Total	$387,013	100%	$318,671	100%	21%

(1)	Consolidated Eaton Vance Corp. See table on page 49 for managed assets and flows of 49 percent-owned Hexavest Inc., which are not included in the table above.
(2)	Includes assets in balanced and multi-asset mandates.
(3)	In the second quarter of fiscal 2017, the Company reclassified among investment mandates certain managed assets. The above presentation of prior period results has been revised for comparability purposes. The reclassification does not affect total consolidated assets under management for any period.
(4)	Includes assets in cash management accounts.

Equity assets under management included $34.9 billion and $30.7 billion of assets managed for after-tax returns on April 30, 2017 and 2016, respectively. Portfolio implementation assets under management included $60.2 billion and $44.1 billion of assets managed for after-tax returns on April 30, 2017 and 2016, respectively. Fixed income assets included $37.3 billion and $33.6 billion of municipal income assets on April 30, 2017 and 2016, respectively.

Consolidated Assets under Management by Investment Vehicle(1)

	April 30,
(in millions)	2017	% of Total	2016	% of Total	% Change
Open-end funds(2)(3)	$92,441	24%	$72,486	23%	28%
Private funds(4)	30,781	8%	26,908	8%	14%
Closed-end funds(5)	24,119	6%	23,508	7%	3%
Institutional separate account assets(3)	149,044	38%	126,620	40%	18%
High-net-worth separate account assets	33,225	9%	24,565	8%	35%
Retail managed account assets	57,403	15%	44,584	14%	29%
Total	$387,013	100%	$318,671	100%	21%

(1)	Consolidated Eaton Vance Corp. See table on page 49 for managed assets and flows of 49 percent-owned Hexavest Inc., which are not included in the table above.
(2)	Includes assets in NextShares funds.
(3)	Reflects the reclassification from institutional separate accounts to open-end funds of $2.1 billion of managed assets of Calvert Equity Portfolio, which is sub-advised by Atlanta Capital, upon the Company’s acquisition of the business assets of Calvert on December 30, 2016.
(4)	Includes privately offered equity, fixed income and floating-rate income funds and CLO entities.
(5)	Includes unit investment trusts.

Consolidated Assets under Management by Investment Affiliate (1)

	April 30,		%
(in millions)	2017	2016	Change
Eaton Vance Management (2)(3)	$154,985	$139,644	11%
Parametric (3)	201,493	160,831	25%
Atlanta Capital (3)(4)	20,631	18,196	13%
Calvert Research and Management (4)	9,904	-	NM (5)
Total	$387,013	$318,671	21%

(1)	Consolidated Eaton Vance Corp. See table on page 49 for managed assets and flows of 49 percent-owned Hexavest Inc., which are not included in the table above.
(2)	Includes managed assets of wholly owned subsidiaries and Eaton Vance-sponsored funds and accounts managed by Hexavest and unaffiliated third-party advisers under Eaton Vance supervision.
(3)	In the second quarter of fiscal 2017, the Company reclassified among investment affiliates certain managed assets. The above presentation of prior period results has been revised for comparability purposes. The reclassification does not affect total consolidated assets under management for any period.
(4)	Consistent with the Company's policies for reporting the managed assets and flows of investment portfolios for which multiple Eaton Vance affiliates have management responsibilities, the managed assets of Atlanta Capital indicated above include the assets of Calvert Equity Portfolio, for which Atlanta Capital serves as sub-adviser. The total managed assets of Calvert, including assets sub-advised by other Eaton Vance affiliates, were $12.1 billion as of April 30, 2017.
(5)	Not meaningful (NM).

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

Consolidated Average Assets under Management by Investment Mandate(1)

	Three Months Ended			Six Months Ended
	April 30,		%	April 30,		%
(in millions)	2017	2016	Change	2017	2016	Change
Equity(2)(3)	$102,491	$85,852	19%	$98,156	$87,181	13%
Fixed income(3)(4)	65,967	54,401	21%	63,809	53,560	19%
Floating-rate income(3)	35,534	32,391	10%	34,226	33,325	3%
Alternative(3)	10,997	9,741	13%	10,823	9,948	9%
Portfolio implementation	83,689	62,134	35%	79,733	61,218	30%
Exposure management	77,812	65,003	20%	74,009	64,601	15%
Total	$376,490	$309,522	22%	$360,756	$309,833	16%

(1)	Consolidated Eaton Vance Corp. See table on page 49 for managed assets and flows of 49 percent-owned Hexavest Inc., which are not included in the table above.
(2)	Includes assets in balanced and multi-asset mandates.
(3)	The Company made classification changes between equity, fixed income, floating-rate income and alternative assets to better align the assets to each core investment mandate. Prior period amounts have been revised for comparability purposes. The changes have no impact on total assets under management.
(4)	Includes assets in cash management accounts.

Consolidated Average Assets under Management by Investment Vehicle(1)

	Three Months Ended			Six Months Ended
	April 30,		%	April 30,		%
(in millions)	2017	2016	Change	2017	2016	Change
Open-end funds(2)	$91,030	$70,358	29%	$85,401	$71,661	19%
Private funds(3)	29,848	26,116	14%	29,011	26,294	10%
Closed-end funds(4)	23,973	23,223	3%	23,772	23,669	0%
Institutional separate account assets	144,568	123,123	17%	139,904	121,978	15%
High-net-worth separate account assets	31,998	24,190	32%	29,980	24,288	23%
Retail managed account assets	55,073	42,512	30%	52,688	41,943	26%
Total	$376,490	$309,522	22%	$360,756	$309,833	16%

(1)	Consolidated Eaton Vance Corp. See table on page 49 for managed assets and flows of 49 percent-owned Hexavest Inc., which are not included in the table above.
(2)	Includes assets in NextShares funds.
(3)	Includes assets in privately offered equity, fixed income and floating-rate income funds and CLO entities.
(4)	Includes assets in unit investment trusts.

Consolidated Net Flows

Consolidated net inflows of $12.9 billion in the second quarter of fiscal 2017 represented 14 percent annualized internal growth in managed assets (consolidated net inflows divided by beginning of period consolidated assets under management). For comparison, the Company had consolidated net inflows of $2.1 billion in the second quarter of fiscal 2016, equating to 3 percent annualized internal growth in managed assets. On the basis of net contribution to management fee revenue, the Company’s annualized internal revenue growth rate (calculated as the management fees attributed to net new sales divided by management fees attributed to beginning of period assets under management) was 7 percent in the second quarter of fiscal 2017 and 1 percent in the second quarter of fiscal 2016, as the revenue contribution from new sales during each quarter exceeded the revenue lost from redemptions and other withdrawals.

The following tables summarize our consolidated assets under management and asset flows by investment mandate and investment vehicle for the three and six months ended April 30, 2017 and 2016:

Consolidated Assets under Management and Net Flows by Investment Mandate(1)

	Three Months Ended			Six Months Ended
	April 30,		%	April 30,		%
(in millions)	2017	2016	Change	2017	2016	Change
Equity assets - beginning of period(2)(3)	$99,538	$83,274	20%	$89,981	$89,890	0%
Sales and other inflows	4,998	3,904	28%	10,210	7,725	32%
Redemptions/outflows	(4,203)	(4,093)	3%	(10,058)	(8,436)	19%
Net flows	795	(189)	NM	152	(711)	NM
Assets acquired(4)	-	-	0%	5,704	-	NM
Exchanges	9	(5)	NM	53	8	563%
Market value change	4,324	5,460	-21%	8,776	(647)	NM
Equity assets - end of period	$104,666	$88,540	18%	$104,666	$88,540	18%
Fixed income assets - beginning of period(3)(5)	65,136	52,849	23%	60,607	52,465	16%
Sales and other inflows	5,633	5,677	-1%	11,325	10,624	7%
Redemptions/outflows	(4,490)	(3,098)	45%	(8,828)	(7,280)	21%
Net flows	1,143	2,579	-56%	2,497	3,344	-25%
Assets acquired(4)	-	-	0%	4,170	-	NM
Exchanges	(38)	17	NM	(145)	47	NM
Market value change	640	911	-30%	(248)	500	NM
Fixed income assets - end of period	$66,881	$56,356	19%	$66,881	$56,356	19%
Floating-rate income assets - beginning of period(3)	34,051	32,592	4%	32,107	35,534	-10%
Sales and other inflows	4,337	1,489	191%	9,307	3,390	175%
Redemptions/outflows	(1,543)	(2,718)	-43%	(4,849)	(6,145)	-21%
Net flows	2,794	(1,229)	NM	4,458	(2,755)	NM
Exchanges	34	(14)	NM	154	(50)	NM
Market value change	78	1,339	-94%	238	(41)	NM
Floating-rate income assets - end of period	$36,957	$32,688	13%	$36,957	$32,688	13%
Alternative assets - beginning of period(3)	10,775	9,798	10%	10,687	10,289	4%
Sales and other inflows	1,089	615	77%	2,187	1,834	19%
Redemptions/outflows	(745)	(813)	-8%	(1,685)	(2,068)	-19%
Net flows	344	(198)	NM	502	(234)	NM
Exchanges	(5)	(1)	400%	(7)	2	NM
Market value change	98	121	-19%	30	(337)	NM
Alternative assets - end of period	$11,212	$9,720	15%	$11,212	$9,720	15%
Portfolio implementation assets - beginning of period	80,129	58,920	36%	71,426	59,487	20%
Sales and other inflows	5,806	5,176	12%	12,291	10,944	12%
Redemptions/outflows	(3,384)	(2,379)	42%	(6,470)	(4,306)	50%
Net flows	2,422	2,797	-13%	5,821	6,638	-12%
Exchanges	-	(3)	NM	-	(14)	NM
Market value change	3,825	4,418	-13%	9,129	21	NM
Portfolio implementation assets - end of period	$86,376	$66,132	31%	$86,376	$66,132	31%
Exposure management assets - beginning of period	74,110	65,146	14%	71,572	63,689	12%
Sales and other inflows	17,103	10,938	56%	38,559	23,867	62%
Redemptions/outflows	(11,668)	(12,626)	-8%	(31,248)	(22,749)	37%
Net flows	5,435	(1,688)	NM	7,311	1,118	554%
Market value change	1,376	1,777	-23%	2,038	428	376%
Exposure management assets - end of period	$80,921	$65,235	24%	$80,921	$65,235	24%
Total assets under management - beginning of period	363,739	302,579	20%	336,380	311,354	8%
Sales and other inflows	38,966	27,799	40%	83,879	58,384	44%
Redemptions/outflows	(26,033)	(25,727)	1%	(63,138)	(50,984)	24%
Net flows	12,933	2,072	524%	20,741	7,400	180%
Assets acquired(4)	-	-	0%	9,874	-	NM
Exchanges	-	(6)	NM	55	(7)	NM
Market value change	10,341	14,026	-26%	19,963	(76)	NM
Total assets under management - end of period	$387,013	$318,671	21%	$387,013	$318,671	21%

(1)	Consolidated Eaton Vance Corp. See table on page 49 for managed assets and flows of 49 percent-owned Hexavest Inc. which are not included in the table above.
(2)	Includes balanced and multi-asset mandates.

(3)	In the second quarter of fiscal 2017, the Company reclassified among investment mandates certain managed assets and flows. The above presentation of prior period results has been revised for comparability purposes. The reclassification does not affect total consolidated assets under management or total consolidated net flows for any period.
(4)	Managed assets gained in the acquisition of the business assets of Calvert on December 30, 2016. Equity category and total acquired assets under management exclude $2.1 billion of managed assets of Calvert Equity Portfolio sub-advised by Atlanta Capital that were previously included in the Company’s consolidated managed assets as institutional separate account managed assets.
(5)	Includes cash management mandates.

Consolidated Assets under Management and Net Flows by Investment Vehicle(1)

	Three Months Ended			Six Months Ended
	April 30,		%	April 30,		%
(in millions)	2017	2016	Change	2017	2016	Change
Fund assets - beginning of period(2)	$141,802	$117,788	20%	$125,722	$125,934	0%
Sales and other inflows	9,959	6,977	43%	20,928	15,235	37%
Redemptions/outflows	(7,901)	(6,842)	15%	(17,305)	(16,555)	5%
Net flows	2,058	135	NM	3,623	(1,320)	NM
Assets acquired(3)	-	-	0%	9,821	-	NM
Exchanges(4)	69	(6)	NM	2,184	(60)	NM
Market value change	3,412	4,985	-32%	5,991	(1,652)	NM
Fund assets - end of period	$147,341	$122,902	20%	$147,341	$122,902	20%
Institutional separate account assets - beginning of period	139,309	120,197	16%	136,451	119,987	14%
Sales and other inflows	20,592	15,109	36%	45,225	31,840	42%
Redemptions/outflows	(14,426)	(14,735)	-2%	(37,875)	(26,847)	41%
Net flows	6,166	374	NM	7,350	4,993	47%
Assets acquired(3)	-	-	0%	40	-	NM
Exchanges(4)	-	436	NM	(2,055)	420	NM
Market value change	3,569	5,613	-36%	7,258	1,220	495%
Institutional separate account assets - end of period	$149,044	$126,620	18%	$149,044	$126,620	18%
High-net-worth separate account assets - beginning of period	30,514	23,999	27%	25,806	24,516	5%
Sales and other inflows	2,161	1,417	53%	6,724	3,681	83%
Redemptions/outflows	(937)	(2,055)	-54%	(2,546)	(3,194)	-20%
Net flows	1,224	(638)	NM	4,178	487	758%
Exchanges	(49)	(409)	-88%	(35)	(339)	-90%
Market value change	1,536	1,613	-5%	3,276	(99)	NM
High-net-worth separate account assets - end of period	$33,225	$24,565	35%	$33,225	$24,565	35%
Retail managed account assets - beginning of period	52,114	40,595	28%	48,401	40,917	18%
Sales and other inflows	6,254	4,296	46%	11,002	7,628	44%
Redemptions/outflows	(2,769)	(2,095)	32%	(5,412)	(4,388)	23%
Net flows	3,485	2,201	58%	5,590	3,240	73%
Assets acquired(3)	-	-	0%	13	-	NM
Exchanges	(20)	(27)	-26%	(39)	(28)	39%
Market value change	1,824	1,815	0%	3,438	455	656%
Retail managed account assets - end of period	$57,403	$44,584	29%	$57,403	$44,584	29%
Total fund and separate account assets - beginning of period	363,739	302,579	20%	336,380	311,354	8%
Sales and other inflows	38,966	27,799	40%	83,879	58,384	44%
Redemptions/outflows	(26,033)	(25,727)	1%	(63,138)	(50,984)	24%
Net flows	12,933	2,072	524%	20,741	7,400	180%
Assets acquired(3)	-	-	0%	9,874	-	NM
Exchanges	-	(6)	NM	55	(7)	NM
Market value change	10,341	14,026	-26%	19,963	(76)	NM
Total assets under management - end of period	$387,013	$318,671	21%	$387,013	$318,671	21%

(1)	Consolidated Eaton Vance Corp. See the table below for managed assets and flows of 49 percent-owned Hexavest Inc., which are not included in the table above.
(2)	Includes assets in cash management funds.
(3)	Managed assets gained in the acquisition of the business assets of Calvert on December 30, 2016. Fund category and total acquired assets under management exclude $2.1 billion of managed assets of Calvert Equity Portfolio sub-advised by Atlanta Capital that were previously included in the Company’s consolidated managed assets as institutional separate account managed assets.
(4)	Reflects the reclassification from institutional separate accounts to funds of $2.1 billion of managed assets of Calvert Equity Portfolio sub-advised by Atlanta Capital upon the Company’s acquisition of the business assets of Calvert on December 30, 2016.

As of April 30, 2017, the Company’s 49 percent-owned affiliate Hexavest Inc. (Hexavest) managed $14.5 billion of client assets, up 2 percent from $14.2 billion of managed assets on April 30, 2016. Other than Eaton Vance-sponsored funds for which Hexavest is adviser or sub-adviser, the managed assets of Hexavest are not included in Eaton Vance consolidated totals.

The following table summarizes assets under management and asset flow information for Hexavest for the three and six months ended April 30, 2017 and 2016:

Hexavest Assets under Management and Net Flows

	Three Months Ended			Six Months Ended
	April 30,		%	April 30,		%
(in millions)	2017	2016	Change	2017	2016	Change
Eaton Vance distributed:
Eaton Vance sponsored funds - beginning of period(1)	$255	$205	24%	$231	$229	1%
Sales and other inflows	13	5	160%	33	11	200%
Redemptions/outflows	(19)	(4)	375%	(27)	(25)	8%
Net flows	(6)	1	NM	6	(14)	NM
Market value change	13	20	-35%	25	11	127%
Eaton Vance sponsored funds - end of period	$262	$226	16%	$262	$226	16%
Eaton Vance distributed separate accounts - beginning of period(2)	2,666	2,344	14%	2,492	2,440	2%
Sales and other inflows	121	22	450%	270	26	938%
Redemptions/outflows	(826)	(25)	NM	(880)	(34)	NM
Net flows	(705)	(3)	NM	(610)	(8)	NM
Market value change	177	216	-18%	256	125	105%
Eaton Vance distributed separate accounts - end of period	$2,138	$2,557	-16%	$2,138	$2,557	-16%
Total Eaton Vance distributed - beginning of period	2,921	2,549	15%	2,723	2,669	2%
Sales and other inflows	134	27	396%	303	37	719%
Redemptions/outflows	(845)	(29)	NM	(907)	(59)	NM
Net flows	(711)	(2)	NM	(604)	(22)	NM
Market value change	190	236	-19%	281	136	107%
Total Eaton Vance distributed - end of period	$2,400	$2,783	-14%	$2,400	$2,783	-14%
Hexavest directly distributed - beginning of period(3)	11,538	10,533	10%	11,021	11,279	-2%
Sales and other inflows	274	173	58%	601	303	98%
Redemptions/outflows	(201)	(442)	-55%	(605)	(771)	-22%
Net flows	73	(269)	NM	(4)	(468)	-99%
Market value change	454	1,171	-61%	1,048	624	68%
Hexavest directly distributed - end of period	$12,065	$11,435	6%	$12,065	$11,435	6%
Total Hexavest assets - beginning of period	14,459	13,082	11%	13,744	13,948	-1%
Sales and other inflows	408	200	104%	904	340	166%
Redemptions/outflows	(1,046)	(471)	122%	(1,512)	(830)	82%
Net flows	(638)	(271)	135%	(608)	(490)	24%
Market value change	644	1,407	-54%	1,329	760	75%
Total Hexavest assets - end of period	$14,465	$14,218	2%	$14,465	$14,218	2%

(1)	Managed assets and flows of Eaton Vance-sponsored pooled investment vehicles for which Hexavest is adviser or sub-adviser. Eaton Vance receives management revenue (and in some cases also distribution revenue) on these assets, which are included in the Eaton Vance consolidated results.

(2)	Managed assets and flows of Eaton Vance-distributed separate accounts managed by Hexavest. Eaton Vance receives distribution revenue, but not management fees, on these assets, which are not included in the Eaton Vance consolidated results.
(3)	Managed assets and flows of pre-transaction Hexavest clients and post-transaction Hexavest clients in Canada. Eaton Vance receives no management fees or distribution revenue on these assets, which are not included in the Eaton Vance consolidated results.

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

We define adjusted net income attributable to Eaton Vance Corp. shareholders and adjusted earnings per diluted share as net income attributable to Eaton Vance Corp. shareholders and earnings per diluted share adjusted to exclude items management deems non-operating or non-recurring in nature or otherwise outside the ordinary course of business. These adjustments may include the add back of adjustments made in connection with changes in the estimated redemption value of non-controlling interests in our affiliates redeemable at other than fair value (non-controlling interest value adjustments), and, when applicable, other items such as closed-end fund structuring fees, special dividends, costs associated with retiring debt and tax settlements. Adjusted net income attributable to Eaton Vance Corp. shareholders and adjusted earnings per diluted share should not be construed to be a substitute for, or superior to, net income attributable to Eaton Vance Corp. shareholders and earnings per diluted share computed in accordance with U.S. GAAP. Management and our Board of Directors, as well as our investors, consider these adjusted numbers a measure of the Company’s underlying operating performance. Management believes adjusted net income attributable to Eaton Vance Corp. shareholders and adjusted earnings per diluted share are important indicators of our operations because they exclude items that may not be indicative of, or are unrelated to, our core operating results, and may provide a better baseline for analyzing trends in our underlying business.

The following table provides a reconciliation of net income attributable to Eaton Vance Corp. shareholders and earnings per diluted share to adjusted net income attributable to Eaton Vance Corp. shareholders and adjusted earnings per diluted share, respectively, for the three and six months ended April 30, 2017 and 2016:

	Three Months Ended			Six Months Ended
	April 30,		%	April 30,		%
(in thousands, except per share data)	2017	2016	Change	2017	2016	Change
Net income attributable to Eaton Vance Corp. shareholders	$71,975	$54,967	31%	$132,686	$113,353	17%
Non-controlling interest value adjustments(1)	(1)	-	NM	(74)	133	NM
Adjusted net income attributable to Eaton Vance Corp. shareholders	$71,974	$54,967	31%	$132,612	$113,486	17%

Earnings per diluted share	$0.62	$0.48	29%	$1.15	$0.99	16%
Non-controlling interest value adjustments	-	-	-	-	-	-
Adjusted earnings per diluted share	$0.62	$0.48	29%	$1.15	$0.99	16%

(1)	Please see page 59, "Net Income Attributable to Non-controlling and Other Beneficial Interests," for a further discussion of the non-controlling interest value adjustments referenced above.

The 31% increase in net income attributable to Eaton Vance Corp. shareholders in the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016 can be primarily attributed to the following:

•	An increase in revenue of $51.3 million, or 16 percent, primarily reflecting growth in managed assets, partially offset by lower average fee rates.
•	An increase in expenses of $29.2 million, or 13 percent, primarily reflecting increases in compensation, distribution expense, service fee expense, amortization of deferred sales commissions, fund-related expenses and other operating expenses, partially driven by the Calvert acquisition at the end of the 2016 calendar year.
•	A $5.5 million increase in gains and other investment income, net, primarily related to the Company’s investments in sponsored funds. Gains and other investment income, net, also includes a $1.9 million gain recognized upon release from escrow of payments received in connection with the sale of the Company’s equity interest in Lloyd George Management (BVI) Ltd. (Lloyd George Management) in fiscal 2011.
•	A $0.7 million increase in interest expense related to the issuance of $300 million in aggregate principal amount of 3.50 percent ten-year senior notes due April 6, 2027 (2027 Senior Notes).
•	An $11.0 million decrease in income contribution from the Company’s consolidated CLO entities driven by deconsolidation of the Company’s formerly consolidated CLO entity in the fourth quarter of fiscal 2016.
•	An increase in income taxes of $8.5 million, reflecting the increase in the Company’s income before taxes and an increase in the effective tax rate.
•	An increase in equity in net income of affiliates, net of tax, of $0.8 million, reflecting an increase in the Company’s proportionate net interest in the earnings of Hexavest.
•	A decrease in net income attributable to non-controlling and other beneficial interests of $8.8 million, primarily reflecting a decrease in the net income of consolidated CLOs attributable to other beneficial interest holders partially offset by an increase in net income attributable to non-controlling interest holders in the Company’s consolidated sponsored funds and majority owned subsidiaries.

Weighted average diluted shares outstanding increased by 2.3 million shares, or 2 percent, in the second quarter of fiscal 2017 from the second quarter of fiscal 2016, primarily reflecting an increase in the dilutive effect of in-the-money options and unvested restricted stock, an increase in employee option exercises and a decrease in the number of shares repurchased when compared to the same period a year earlier.

The 17% increase in net income attributable to Eaton Vance Corp. shareholders in the first six months of fiscal 2017 compared to the first six months of fiscal 2016 can be primarily attributed to the following:

•	An increase in revenue of $74.7 million, or 11 percent, primarily reflecting growth in managed assets, partially offset by lower average fee rates.
•	An increase in expenses of $47.8 million, or 10 percent, primarily reflecting increases in compensation, distribution expense, service fee expense, fund-related expenses and other operating expenses, partially driven by the Calvert acquisition at the end of the 2016 calendar year.
•	A $3.2 million increase in gains and other investment income, net, primarily due to an increase in interest income partially offset by an increase in losses recognized on the Company’s investments in sponsored funds. Gains and other investment income, net, also includes a $1.9 million gain recognized upon release from escrow of payments received in connection with the sale of the Company’s equity interest in Lloyd George Management in fiscal 2011.
•	A $0.7 million increase in interest expense related to the issuance of the 2027 Senior Notes.

•	A $12.5 million decrease in income contribution from the Company’s consolidated CLO entities driven by deconsolidation of the Company’s final consolidated CLO entity in the fourth quarter of fiscal 2016.
•	An increase in income taxes of $8.4 million, or 11 percent, reflecting the increase in the Company’s income before taxes and an increase in the effective tax rate.
•	An increase in equity in net income of affiliates, net of tax, of $0.8 million, primarily reflecting an increase in the Company’s proportionate net interest in the earnings of Hexavest and a private equity partnership, both of which are accounted for under the equity method.
•	A decrease in net income attributable to non-controlling and other beneficial interest holders of $10.0 million, primarily reflecting a decrease in the net income of consolidated CLOs attributable to other beneficial interest holders, partially offset by an increase in net income attributable to non-controlling interest holders in the Company’s consolidated sponsored funds and majority owned subsidiaries.

Weighted average diluted shares outstanding increased by 0.9 million shares, or 1 percent, in the first six months of fiscal 2017 over the first six months of fiscal 2016, primarily reflecting the impact of employee option exercises, vesting of restricted stock and share repurchases over the past twelve months as well as an increase in the dilutive effect of in-the-money options and unvested restricted stock.

Revenue

The primary drivers of our average annualized effective fee rates are the mix of our assets by product, distribution channel and investment mandate, and the timing and amount of performance fees recognized. Shifts in managed assets among products, distribution channels and investment mandates with differing fee schedules can alter the average fee rate earned on our consolidated assets under management. Our overall average annualized fee rate decreased to 39.5 basis points and 40.1 basis points in the second quarter and first six months of fiscal 2017, respectively, from 41.5 basis points and 42.0 basis points in the same periods a year earlier. Excluding performance-based fees, our overall average annualized management fee rate similarly decreased to 34.7 basis points and 34.9 basis points in the second quarter and first six months of fiscal 2017, respectively, from 36.1 basis and 36.3 basis points in the same periods a year earlier.

The following table shows our management fees, distribution and underwriter fees, service fees and other revenue for the three and six months ended April 30, 2017 and 2016:

	Three Months Ended			Six Months Ended
	April 30,		%	April 30,		%
(in thousands)	2017	2016	Change	2017	2016	Change
Management fees	$321,629	$276,883	16%	$626,282	$559,925	12%
Distribution and underwriter fees	19,918	18,275	9%	38,877	37,333	4%
Service fees	30,067	25,794	17%	58,978	53,053	11%
Other revenue	3,018	2,338	29%	5,454	4,535	20%
Total revenue	$374,632	$323,290	16%	$729,591	$654,846	11%

Management fees

The increase in management fees in the second quarter and first six months of fiscal 2017 from the same periods a year earlier can be primarily attributed to an increase in average consolidated assets under management, partially offset by a decline in our average annualized management fee rate. Average consolidated assets under management increased by 22 percent and 16 percent in the second quarter and first six months of fiscal 2017 from the same periods a year earlier, respectively. As noted above, our average annualized management fee rate, excluding performance-based fees, decreased to 34.7 basis points and 34.9 basis points in the second quarter and first six months of fiscal 2017, respectively, from 36.1 basis points and 36.3 basis points in the second quarter and first six months of fiscal 2016, respectively. Changes in average annualized management fee rates for the compared periods primarily reflects the ongoing shift in the Company’s mix of business towards lower-fee mandates.

Average annualized management fee rates by investment mandate, excluding performance-based fees, for the three and six months ended April 30, 2017 and 2016 were as follows:

	Three Months Ended			Six Months Ended
	April 30,		%	April 30,		%
(in basis points on average managed assets)	2017	2016	Change	2017	2016	Change
Equity(1)(2)	62.1	63.1	-2%	62.4	62.4	0%
Fixed income(1)(2)	38.5	40.1	-4%	38.7	40.5	-4%
Floating-rate income(1)(2)	51.6	52.0	-1%	51.8	51.9	0%
Alternatives(1)(2)	63.2	63.2	0%	63.0	62.9	0%
Portfolio implementation(1)	14.5	14.9	-3%	14.6	15.1	-3%
Exposure management(1)	5.1	5.4	-6%	5.1	5.3	-4%
Consolidated average annualized management fee rates(1)	34.7	36.1	-4%	34.9	36.3	-4%

(1)	In the second quarter of fiscal 2017, the Company modified its methodology for calculating average annualized management fee rates for quarterly periods to remove the effect of variations in the number of days in a given quarter. The above presentation of prior period results has been revised for comparability purposes. The revised methodology does not affect the calculation or presentation of average management fee rates for fiscal year periods.
(2)	In the second quarter of fiscal 2017, the Company reclassified among investment mandates certain managed assets. The above presentation of prior period results has been revised for comparability purposes. The reclassification does not affect overall average management fee rates for any period.

Average assets under management by investment mandate to which these fee rates apply can be found in the table “Consolidated Average Assets under Management by Investment Mandate” on page 45.

Performance-based fees were negligible in both the second quarter of fiscal 2017 and 2016 and contributed $0.1 million in both the first six months of fiscal 2017 and 2016.

Distribution and underwriter fees

Distribution fees, underwriter fees and other distribution income for the three and six months ended April 30, 2017 and 2016:

	Three Months Ended			Six Months Ended
	April 30,		%	April 30,		%
(in thousands)	2017	2016	Change	2017	2016	Change
Distribution fees:
Class A	$177	$159	11%	$341	$334	2%
Class B	209	340	-39%	454	737	-38%
Class C	15,425	14,527	6%	30,561	29,856	2%
Class F	351	-	NM	474	-	NM
Class N	17	21	-19%	32	46	-30%
Class R	389	316	23%	768	637	21%
Private funds	1,412	1,073	32%	2,657	2,129	25%
Total distribution fees	17,980	16,436	9%	35,287	33,739	5%
Underwriter fees	746	734	2%	1,304	1,351	-3%
Other distribution income	1,192	1,105	8%	2,286	2,243	2%
Total distribution and underwriter fees	$19,918	$18,275	9%	$38,877	$37,333	4%

Service fees

Service fee revenue increased 17 percent in the second quarter of fiscal 2017 and 11 percent in the first six months of fiscal 2017 from the same periods a year earlier, primarily reflecting an increase in average assets under management in certain classes of funds subject to service fees.

Other revenue

Other revenue, which consists primarily of shareholder servicing fees, miscellaneous dealer income and Hexavest-related distribution and service revenue, increased 29 percent in the second quarter of fiscal 2017 from the second quarter of fiscal 2016 and increased 20 percent in the first six months of fiscal 2017 from the same period a year earlier, primarily reflecting an increase in shareholder servicing fees and miscellaneous dealer income.

Expenses

Operating expenses increased by 13 percent, or $29.2 million, in the second quarter of fiscal 2017 from the same period a year earlier, reflecting increases in compensation, distribution expense, service fee expense, amortization of deferred sales commissions, fund-related expenses and other operating expenses. Expenses in connection with the Company’s NextShares initiative totaled approximately $1.8 million in the second quarter of fiscal 2017 compared to $1.9 million in the second quarter of fiscal 2016.

Operating expenses increased by 10 percent, or $47.8 million, in the first six months of fiscal 2017 from the same period a year earlier, reflecting increases in compensation, distribution expense, service fee expense, fund-related expenses and other operating expenses, offset by a decrease in amortization of deferred sales commissions. Expenses in connection with the Company’s NextShares initiative totaled approximately $3.8 million in the first six months of fiscal 2017 compared to $3.6 million in the first six months of fiscal 2016.

The following table shows our operating expenses for the three and six months ended April 30, 2017 and 2016:

	Three Months Ended			Six Months Ended
	April 30,		%	April 30,		%
(in thousands)	2017	2016	Change	2017	2016	Change
Compensation and related costs:
Cash compensation	$116,326	$103,049	13%	$231,162	$207,298	12%
Stock-based compensation	19,141	18,470	4%	39,440	36,731	7%
Total compensation and related costs	135,467	121,519	11%	270,602	244,029	11%
Distribution expense	32,007	28,239	13%	63,124	56,722	11%
Service fee expense	27,827	23,610	18%	54,754	48,205	14%
Amortization of deferred sales commissions	4,026	3,957	2%	7,880	8,001	-2%
Fund-related expenses	11,848	8,031	48%	22,723	17,194	32%
Other expenses	45,537	42,166	8%	87,152	84,302	3%
Total expenses	$256,712	$227,522	13%	$506,235	$458,453	10%

Compensation and related costs

The following table shows our compensation and related costs for the three and six months ended April 30, 2017 and 2016:

	Three Months Ended			Six Months Ended
	April 30,		%	April 30,		%
(in thousands)	2017	2016	Change	2017	2016	Change
Base salaries and employee benefits	$60,434	$56,526	7%	$119,967	$113,183	6%
Stock-based compensation	19,141	18,470	4%	39,440	36,731	7%
Operating income-based incentives	37,371	30,236	24%	71,729	61,834	16%
Sales incentives	18,364	14,510	27%	38,600	28,480	36%
Other compensation expense	157	1,777	-91%	866	3,801	-77%
Total	$135,467	$121,519	11%	$270,602	$244,029	11%

Compensation expense increased by $13.9 million, or 11 percent, in the second quarter of fiscal 2017 from the same period a year earlier. The increase was driven primarily by (1) a $3.9 million increase in base salaries and benefits reflecting fiscal year-end compensation increases and higher headcount primarily due to the Calvert acquisition on December 30, 2016; (2) a $0.7 million increase in stock-based compensation primarily due to higher annual stock-based compensation awards; (3) a $6.8 million increase in operating-income-based incentives due to an increase in pre-bonus adjusted operating income and a modest increase in bonus accrual rates; and (4) a $3.9 million increase in sales-based incentive accruals driven by strong product sales. The $1.6 million decrease in other compensation is related to lower employee recruiting and termination costs.

Compensation expense increased by $26.6 million, or 11 percent, in the first six months of fiscal 2017 from the same period a year earlier. The increase was driven primarily by (1) a $6.8 million increase in base salaries and benefits reflecting fiscal year-end compensation increases and higher headcount primarily due to the Calvert acquisition on December 30, 2016; (2) a $2.7 million increase in stock-based compensation primarily due to higher annual stock-based compensation awards; (3) a $9.9 million increase in operating-income-based incentives due to an increase in pre-bonus adjusted operating income and a modest increase in bonus accrual rates; and (4) a $10.1 million increase in sales-based incentive accruals driven by strong product sales. The $2.9 million decrease in other compensation is related to lower employee recruiting and termination costs.

Distribution expense

The following table shows our distribution expense for the three and six months ended April 30, 2017 and 2016:

	Three Months Ended			Six Months Ended
	April 30,		%	April 30,		%
(in thousands)	2017	2016	Change	2017	2016	Change
Class A share commissions	$605	$451	34%	$1,372	$996	38%
Class C share distribution fees	13,152	12,160	8%	26,131	24,889	5%
Closed-end fund dealer compensation payments	949	923	3%	1,907	1,911	0%
Intermediary marketing support payments	12,118	9,483	28%	23,339	19,180	22%
Discretionary marketing expenses	5,183	5,222	-1%	10,375	9,746	6%
Total	$32,007	$28,239	13%	$63,124	$56,722	11%

Distribution expense increased $3.8 million, or 13 percent, in the second quarter of fiscal 2017 versus the second quarter of fiscal 2016, primarily reflecting an increase in intermediary marketing support payments, driven by the increase in average managed assets and the acquisition of the Calvert business, as well as increases in Class A commissions and Class C distribution fees. Distribution expense increased $6.4 million, or 11 percent, in the first six months of fiscal 2017 versus the first six months of fiscal 2016, primarily reflecting an increase in intermediary marketing support payments driven by the increase in average managed assets and the acquisition of the Calvert business, an increase in Class A commissions, an increase Class C distribution fees and an increase in discretionary marketing expenses related to significant corporate initiatives.

Service fee expense

Service fee expense increased by 18 percent, or $4.2 million, in the second quarter of fiscal 2017 from the same period a year earlier, reflecting an increase in average fund assets retained more than one year in funds and share classes that are subject to service fees. Service fee expense increased 14 percent, or $6.5 million, in the first six months of fiscal 2017 versus the same period a year earlier for the same reason.

Amortization of deferred sales commissions

Amortization expense increased 2 percent, or $0.1 million, in the second quarter of fiscal 2017 from the same period a year earlier, reflecting higher private fund commission amortization offset by lower Class B and Class C commission amortization. In the second quarter of fiscal 2017, 52 percent of total amortization related to Class C shares, 2 percent to Class B shares and 46 percent to private funds. In the second quarter of fiscal 2016, 63 percent of total amortization related to Class C shares, 5 percent to Class B shares and 32 percent to private funds.

Amortization expense decreased 2 percent, or $0.1 million, in the first six months of fiscal 2017 compared to the same period a year earlier, reflecting a decrease in average Class B share and Class C share amortization expense offset by an increase in private fund share amortization expense.

Fund-related expenses

Fund-related expenses increased $3.8 million, or 48 percent, in the second quarter of fiscal 2017 over the same period a year earlier, reflecting an increase in fund subsidies, primarily attributable to the addition the Calvert funds, higher sub-advisory fees paid and an increase in fund expenses borne by the Company on funds for which it earns an all-in fee. Fund-related expenses increased $5.5 million, or 32 percent, in the first six months of fiscal 2017 compared to the same period a year earlier for the same reasons.

Other expenses

The following table shows our other expenses for the three and six months ended April 30, 2017 and 2016:

	Three Months Ended			Six Months Ended
	April 30,		%	April 30,		%
(in thousands)	2017	2016	Change	2017	2016	Change
Information technology	$19,723	$17,467	13%	$37,418	$35,222	6%
Facilities-related	10,233	10,116	1%	19,937	20,699	-4%
Travel	4,122	4,296	-4%	7,695	8,029	-4%
Professional services	3,526	3,557	-1%	6,458	6,592	-2%
Communications	1,425	1,288	11%	2,679	2,670	0%
Amortization of intangible assets	2,239	2,168	3%	4,535	4,374	4%
Other corporate expense	4,269	3,274	30%	8,430	6,716	26%
Total	$45,537	$42,166	8%	$87,152	$84,302	3%

Other expenses increased 8 percent in the second quarter of fiscal 2017 from the same period a year earlier, reflecting higher information technology, communications, facilities-related and other corporate expenses largely associated with the Calvert acquisition.

Other expenses increased 3 percent in the first six months of fiscal 2017 from the same period a year earlier, reflecting higher information technology and other corporate expenses largely associated with the Calvert acquisition, offset by decreases in facilities-related, travel and professional services expenses.

Non-operating Income (Expense)

The main categories of non-operating income (expense) for the three and six months ended April 30, 2017 and 2016 are as follows:

	Three Months Ended			Six Months Ended
	April 30,		%	April 30,		%
(in thousands)	2017	2016	Change	2017	2016	Change
Gains and other investment income, net	$9,288	$3,789	145%	$9,782	$6,629	48%
Interest expense	(8,065)	(7,340)	10%	(15,412)	(14,682)	5%
Other income (expense) of consolidated CLO entity:
Gains and other investment income, net	-	13,908	NM	-	17,187	NM
Interest expense	-	(2,878)	NM	-	(4,714)	NM
Total non-operating income (expense)	$1,223	$7,479	-84%	$(5,630)	$4,420	NM

Gains and other investment income, net, increased by $5.5 million, or 145 percent, in the second quarter of fiscal 2017 compared to the same period a year earlier, primarily reflecting increased interest earned of $1.8 million, an increase in foreign currency gains of $1.0 million and an increase in net gains on investments of $3.0 million. In the second quarter of fiscal 2017, we recognized $3.5 million of net gains from seed capital investments and associated hedges, compared to net gains of $0.8 million in the second quarter of fiscal 2016. Gains and other investment income, net, for the second quarter of fiscal 2017 includes a $1.9 million gain recognized upon the release from escrow of payments received in connection with the sale of the Company’s equity interest in Lloyd George Management in fiscal 2011.

Gains and other investment income, net, increased by $3.2 million, or 48 percent, in the first six months of fiscal 2017 compared to the same period a year earlier, primarily reflecting increased interest earned of $5.2 million offset by increases in net losses on investments of $1.8 million and increases in foreign currency gains of $0.3 million. In the first six months of fiscal 2017 we recognized $0.5 million of net losses from seed capital investments and associated hedges, compared to net gains of $1.4 million in the first six months of fiscal 2016. Gains and other investment income, net, for the first six months of fiscal 2017 includes the above-mentioned $1.9 million gain recognized in connection with the release from escrow of proceeds from the sale of the Company’s equity interest in Lloyd George Management in fiscal 2011.

Interest expense increased by $0.7 million in the second quarter and first six months of fiscal 2017 compared to the same periods a year earlier, reflecting additional interest expense related to the issuance of the 2027 Senior Notes.

Income Taxes

Our effective tax rate, calculated as income taxes as a percentage of income before income taxes and equity in net income of affiliates, was 37.5 percent and 37.4 percent in the second quarter and first six months of fiscal 2017, respectively, compared to 35.0 percent and 36.4 percent in the second quarter and first six months of fiscal 2016, respectively. Excluding the effect of the previously consolidated CLO entity’s net income (loss) allocated to other beneficial interest holders, our effective tax rate would have been 38.7 percent and 38.6 percent in the second quarter and first six months of fiscal 2016, respectively.

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

Equity in Net Income of Affiliates, Net of Tax

Equity in net income of affiliates, net of tax, for the second quarter and first six months of fiscal 2017 primarily reflects our 49 percent equity interest in Hexavest and our seven percent minority equity interest in a private equity partnership managed by a third party. Equity in net income of affiliates, net of tax, was $3.1 million and $5.7 million in the second quarter and first six months of fiscal 2017, respectively, and $2.4 million and $4.9 million in the respective periods a year earlier.

The following table summarizes the components of equity in net income of affiliates, net of tax, for the three and six months ended April 30, 2017 and 2016:

	Three Months Ended			Six Months Ended
	April 30,		%	April 30,		%
(in thousands)	2017	2016	Change	2017	2016	Change
Investment in private equity partnership, net of tax	$162	$163	-1%	$271	$179	51%
Investment in Hexavest, net of tax and amortization	2,982	2,214	35%	5,379	4,707	14%
Total	$3,144	$2,377	32%	$5,650	$4,886	16%

Net Income Attributable to Non-controlling and Other Beneficial Interests

The following table summarizes the components of net income attributable to non-controlling and other beneficial interests for the three and six months ended April 30, 2017 and 2016:

	Three Months Ended			Six Months Ended
	April 30,		%	April 30,		%
(in thousands)	2017	2016	Change	2017	2016	Change
Consolidated sponsored funds	$(1,727)	$(493)	250%	$(1,712)	$16	NM
Majority-owned subsidiaries	(3,932)	(3,206)	23%	(7,650)	(6,516)	17%
Non-controlling interest value adjustments(1)	1	-	NM	74	(133)	NM
Consolidated CLO entities	-	(10,789)	NM	-	(12,701)	NM
Net income attributable to non-controlling and other beneficial interests	$(5,658)	$(14,488)	-61%	$(9,288)	$(19,334)	-52%

(1)	Relates to non-controlling interests redeemable at other than fair value.

Net income attributable to non-controlling and other beneficial interests is not adjusted for taxes due to the underlying tax status of our consolidated subsidiaries, which are treated as partnerships or other pass-through entities for tax purposes.

Changes in Financial Condition, Liquidity and Capital Resources

The following table summarizes certain key financial data relating to our liquidity and capital resources on April 30, 2017 and October 31, 2016 and uses of cash for the six months ended April 30, 2017 and 2016:

Balance Sheet and Cash Flow Data

	April 30,	October 31,
(in thousands)	2017	2016

Balance sheet data:
Assets:
Cash and cash equivalents	$663,458	$424,174
Management fees and other receivables	191,284	186,172
Total liquid assets	$854,742	$610,346

Investments	$750,121	$589,773

Liabilities:
Debt	$868,272	$571,773

	Six Months Ended
	April 30,
(in thousands)	2017	2016

Cash flow data:
Operating cash flows	$12,701	$173,847
Investing cash flows	(63,746)	(96,901)
Financing cash flows	289,817	(191,738)

Liquidity and Capital Resources

Liquid assets consist of cash and cash equivalents and management fees and other receivables. Cash and cash equivalents consist of cash and short-term, highly liquid investments that are readily convertible to cash. Management fees and other receivables primarily represent receivables due from sponsored funds and separately managed accounts for investment advisory and distribution services provided. Liquid assets represented 39 percent and 35 percent of total assets on April 30, 2017 and October 31, 2016, respectively. Not included in the liquid asset amounts are $66.6 million and $85.8 million of highly liquid short-term debt securities with remaining maturities between three and twelve months at April 30, 2017 and October 31, 2016, respectively, which are included within investments on our Consolidated Balance Sheets. Our seed investments in consolidated funds and separate accounts are not treated as liquid assets because they may be longer term in nature.

The $244.4 million increase in liquid assets in the first six months of fiscal 2017 primarily reflects the net proceeds of $296.1 million from the issuance of the 2027 Senior Notes, proceeds from net subscriptions received from non-controlling interest holders of $87.9 million, proceeds from the issuance of Non-Voting Common Stock of $45.4 million in connection with the exercise of employee stock options and other employee stock purchases, cash provided by operating activities of $12.7 million, excess tax benefits of $8.2 million associated with stock option exercises and net proceeds of $6.0 million from the sale of investments classified as available-for-sale, offset by the repurchase of $79.0 million of Non-Voting Common Stock, cash paid in acquisition of $63.6 million, the payment of $63.0 million of dividends to shareholders, the purchase of additional non-controlling interests for $9.5 million and the addition of $6.1 million in equipment and leasehold improvements.

On April 30, 2017, our debt consisted of $250 million in aggregate principal amount of 6.5 percent Senior Notes due in October 2017, $325 million in aggregate principal amount of 3.625 percent Senior Notes due in June 2023 and, as a result of new debt offered during the second quarter of fiscal 2017, $300 million in aggregate principal amount of 3.5 percent Senior Notes due in April 2027.

The 2027 Senior Notes offering resulted in net proceeds of $296.1 million after deducting the underwriting discount and offering expenses. On May 6, 2017, the net proceeds from the 2027 Senior Notes were used to redeem the remaining $250 million aggregate principal amount of the 2017 Senior Notes. We paid total consideration of $256.8 million to the holders of the 2017 Senior Notes at redemption and recognized a $5.4 million non-operating loss on the extinguishment of the debt in the third quarter of fiscal 2017, representing the difference between the total consideration paid and the net carrying amount of the extinguished debt plus interest accrued to the date of redemption.

We maintain a $300 million unsecured revolving credit facility with several banks that expires on October 21, 2019. The facility provides that we may borrow at LIBOR-based rates of interest that vary depending on the level of usage of the facility and our credit ratings. The agreement contains financial covenants with respect to leverage and interest coverage and requires us to pay an annual facility fee on any unused portion. We had no borrowings under our revolving credit facility at April 30, 2017 or at any point during the first six months of fiscal 2017. We were in compliance with all debt covenants as of April 30, 2017.

We continue to monitor our liquidity daily. We remain committed to growing our business and returning capital to shareholders. Aside from the redemption of the 2017 Senior Notes in the third quarter of fiscal 2017, we expect that our main uses of cash will be paying dividends, acquiring shares of our Non-Voting Common Stock, making seed investments in new products and strategic acquisitions, enhancing our technology infrastructure and paying the operating expenses of our business, which are largely variable in nature and fluctuate with revenue and assets under management. We believe that our existing liquid assets, cash flows from operations and borrowing capacity under our existing credit facility are sufficient to meet our current and forecasted operating cash needs. The risk exists, however, that if we need to raise additional capital or refinance existing debt in the future, resources may not be available to us in sufficient amounts or on acceptable terms. Our ability to enter the capital markets in a timely manner depends on a number of factors, including the state of global credit and equity markets, interest rates, credit spreads and our credit ratings. If we are unable to access capital markets to issue new debt, refinance existing debt or sell shares of our Non-Voting Common Stock as needed, or if we are unable to obtain such financing on acceptable terms, our business could be adversely affected.

Recoverability of our Investments

Our $750.1 million of investments as of April 30, 2017 consisted of our 49 percent equity interest in Hexavest, positions in Company-sponsored funds and separate accounts entered into for investment and business development purposes, and certain other investments held directly by the Company. Investments in Company-sponsored funds and separate accounts and direct investments by the Company are generally in liquid debt or equity securities and are carried at fair market value. We test our investments, other than equity method investments, for impairment on a quarterly basis. We evaluate our investments in non-consolidated CLO entities and investments classified as available-for-sale for impairment using quantitative factors, including how long the investment has been in a net unrealized loss position, and qualitative factors, including the credit quality of the underlying issuer and our ability and intent to continue holding the investment. If markets deteriorate in the quarters ahead, our assessment of impairment on a quantitative basis may lead us to impair investments in future quarters that were in an unrealized loss position at April 30, 2017.

We test our investments in equity method investees, goodwill and indefinite-lived intangible assets for impairment in the fourth quarter of each fiscal year, or as facts and circumstances indicate that additional analysis is warranted. There have been no significant changes in financial condition in the first six months of fiscal 2017 that would indicate that an impairment loss exists at April 30, 2017.

We periodically review our deferred sales commissions and identifiable intangible assets for impairment as events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. There have been no significant changes in financial condition in the first six months of fiscal 2017 that would indicate that an impairment loss exists at April 30, 2017.

Operating Cash Flows

Cash provided by operating activities totaled $12.7 million in the first six months of fiscal 2017, compared to $173.8 million of cash provided by operating activities in the first six months of fiscal 2016. The decrease in net cash provided by operating activities year-over-year primarily reflects an increase in net cash used for the purchase of investments in trading securities and a decrease in the cash provided by the operating activities of our previously consolidated CLO entity, partially offset by an increase in the timing differences in the cash settlements of our other assets and liabilities.

Investing Cash Flows

Cash used for investing activities totaled $63.7 million in the first six months of fiscal 2017 compared to cash used by investing activities of $96.9 million in the first six months of fiscal 2016. The decrease in cash used by investing activities year-over-year can be primarily attributed to a decrease in the investing activities of our previously consolidated CLO entity and a decrease in lending to affiliates, partially offset by an increase in net cash paid in acquisitions of $53.5 million and a decrease of $2.8 million in the net proceeds from purchases and sales of available-for-sale securities. The Company’s previously consolidated CLO entity was deconsolidated in the fourth quarter of fiscal 2016.

Financing Cash Flows

Cash provided by financing activities totaled $289.8 million in the first six months of fiscal 2017 compared to cash used for financing activities of $191.7 million in the first six months of fiscal 2016. Cash provided by financing activities in the first six months of fiscal 2017 relates principally to the Company’s issuance of $300.0 million in aggregate principal amount of 3.5 percent ten-year senior notes due April 6, 2027 on April 6, 2017, resulting in net proceeds of approximately $296.1 million after deducting the underwriting discount and offering expenses. Interest on the 2027 Senior Notes is payable semi-annually in arrears on April 6th and October 6th of each year, commencing on October 6, 2017. The 2027 Senior Notes are unsecured and unsubordinated obligations of the Company.

In the first six months of fiscal 2017 we paid $9.5 million to acquire additional interests in Atlanta Capital and Parametric, repurchased and retired a total of 1.9 million shares of our Non-Voting Common Stock for $79.0 million under our authorized repurchase programs and issued 3.3 million shares of our Non-Voting Common Stock in connection with the grant of restricted share awards, the exercise of stock options and other employee stock purchases for total proceeds of $45.4 million. As of April 30, 2017, we have authorization to purchase an additional 7.0 million shares under our current share repurchase authorization and anticipate that future repurchases will continue to be an ongoing use of cash. Our dividends declared per share were $0.56 in the first six months of fiscal 2017 compared to $0.53 per share in the first six months of fiscal 2016. We currently expect to declare and pay quarterly dividends on our Voting and Non-Voting Common Stock on a quarterly basis.

Contractual Obligations

We have future obligations under various contracts relating to debt, interest payments and operating leases. Aside from the issuance of the 2027 Senior Notes discussed above, during the six months ended April 30, 2017 there were no material changes to our contractual obligations as previously reported in our Annual Report on Form 10-K for the year ended October 31, 2016.

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

We have presented all redeemable non-controlling interests at redemption value on our Consolidated Balance Sheet as of April 30, 2017. We have recorded the current quarter change in the estimated redemption value of non-controlling interests redeemable at fair value as a component of additional paid-in capital and have recorded the current quarter change in the estimated redemption value of non-controlling interests redeemable at other than fair value (non-controlling interests redeemable based on a multiple of earnings before interest and taxes of the subsidiary) as a component of net income attributable to non-controlling and other beneficial interests. Based on our calculations, the estimated redemption value of our non-controlling interests, redeemable at either fair value or other than fair value, totaled $200.1 million on April 30, 2017 compared to $109.0 million on October 31, 2016.

Redeemable non-controlling interests as of April 30, 2017 consisted of third-party investors’ ownership in consolidated investment funds of $122.0 million, non-controlling interests in Parametric issued in conjunction with the Clifton acquisition of $6.9 million, non-controlling interests in Parametric issued in conjunction with the Parametric Risk Advisors final put option of $12.1 million and profit interests granted under the long-term incentive plans of Parametric and Atlanta Capital of $36.9 million and $20.0 million, respectively, all of which are redeemable at fair value. Redeemable non-controlling interests as of April 30, 2017 also included non-

controlling interests in Atlanta Capital redeemable at other than fair value of $2.2 million. Redeemable non-controlling interests as of October 31, 2016 consisted of third-party investors’ ownership in consolidated investment funds of $24.5 million, non-controlling interests in Parametric issued in conjunction with the Clifton acquisition of $13.9 million, non-controlling interests in Parametric issued in conjunction with the Parametric Risk Advisors final put option of $12.1 million and profit interests granted under the long-term incentive plans of Parametric and Atlanta Capital of $36.4 million and $19.6 million, respectively, all of which are redeemable at fair value. Redeemable non-controlling interests as of October 31, 2016 also included non-controlling interests in Atlanta Capital redeemable at other than fair value of $2.6 million.

Foreign Subsidiaries

We consider the undistributed earnings of certain of our foreign corporations to be indefinitely reinvested in foreign operations as of April 30, 2017. Accordingly, no U.S. income taxes have been provided thereon. As of April 30, 2017, the Company had approximately $54.2 million of undistributed earnings in certain Canadian, United Kingdom, Australian and Japanese foreign corporations that are not available to fund domestic operations or to distribute to shareholders unless repatriated. Repatriation would require the Company to accrue and pay U.S. corporate income taxes. The unrecognized deferred income tax liability on these un-repatriated funds, or temporary difference, is estimated to be $6.7 million at April 30, 2017. The Company does not intend to repatriate these funds, has not previously repatriated funds from these entities and has the financial liquidity to permanently leave these funds offshore.

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

Item 4. Controls and Procedures

We evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2017. Disclosure controls and procedures are designed to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rule and forms. Disclosure controls and procedures include, without limitation, controls and procedures accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), to allow timely decisions regarding required disclosure. Our CEO and CFO participated in this evaluation and concluded that, as of the date of their evaluation, our disclosure controls and procedures were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding purchases of our Non-Voting Common Stock on a monthly basis during the second quarter of fiscal 2017:

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
February 2017	24,016	$42.91	24,016	7,597,166
March 2017	265,100	$44.88	265,100	7,332,066
April 2017	286,686	$43.45	286,686	7,045,380
Total	575,802	$44.08	575,802	7,045,380

(1)	We announced a share repurchase program on January 11, 2017, which authorized the repurchase of up to 8,000,000 shares of our Non-Voting Common Stock in the open market and in private transactions in accordance with applicable securities laws. This repurchase plan is not subject to an expiration date.

Item 6. Exhibits

(a)	Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Materials from the Eaton Vance Corp. Quarterly Report on Form 10-Q for the quarter ended April 30, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) related Notes to the Consolidated Financial Statements, tagged in detail (furnished herewith).

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EATON VANCE CORP.
(Registrant)

DATE: June 7, 2017	/s/ Laurie G. Hylton
(Signature)
Laurie G. Hylton
Chief Financial Officer

DATE: June 7, 2017	/s/ Julie E. Rozen
(Signature)
Julie E. Rozen
Chief Accounting Officer

