Form 10-Q
period 2017-07-31
EATON VANCE CORP
filed 2017-09-06
CIK 350797

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended July 31, 2017

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Outstanding as of July 31, 2017
Non-Voting Common Stock, $0.00390625 par value	116,163,127 shares
Voting Common Stock, $0.00390625 par value	442,932 shares

Eaton Vance Corp.

Form 10-Q

As of July 31, 2017 and for the

Three and Nine Month Periods Ended July 31, 2017

Part I - Financial Information

Item 1. Consolidated Financial Statements (unaudited)

Eaton Vance Corp.

Consolidated Balance Sheets (unaudited)

	July 31,	October 31,
(in thousands)	2017	2016

Assets

Cash and cash equivalents	$550,171	$424,174
Management fees and other receivables	201,766	186,172
Investments	750,168	589,773
Deferred sales commissions	35,001	27,076
Deferred income taxes	64,118	73,295
Equipment and leasehold improvements, net	47,188	44,427
Intangible assets, net	92,051	46,809
Goodwill	259,681	248,091
Loan to affiliate	5,000	5,000
Other assets	68,891	85,565
Total assets	$2,074,035	$1,730,382

See notes to Consolidated Financial Statements.

Eaton Vance Corp.

Consolidated Balance Sheets (unaudited) (continued)

	July 31,	October 31,
(in thousands, except share data)	2017	2016
Liabilities, Temporary Equity and Permanent Equity

Liabilities:

Accrued compensation	$151,343	$173,485
Accounts payable and accrued expenses	70,878	59,927
Dividend payable	39,487	36,525
Debt	618,582	571,773
Other liabilities	102,625	75,069
Total liabilities	982,915	916,779

Commitments and contingencies (Note 19)

Temporary Equity:

Redeemable non-controlling interests	189,154	109,028

Permanent Equity:

Voting Common Stock, par value $0.00390625 per share:
Authorized, 1,280,000 shares Issued and outstanding, 442,932 and 442,932 shares, respectively	2	2
Non-Voting Common Stock, par value $0.00390625 per share:
Authorized, 190,720,000 shares Issued and outstanding, 116,163,127 and 113,545,008 shares, respectively	454	444
Additional paid-in capital	77,699	-
Notes receivable from stock option exercises	(11,205)	(12,074)
Accumulated other comprehensive loss	(41,614)	(57,583)
Retained earnings	875,867	773,000
Total Eaton Vance Corp. shareholders' equity	901,203	703,789
Non-redeemable non-controlling interests	763	786
Total permanent equity	901,966	704,575
Total liabilities, temporary equity and permanent equity	$2,074,035	$1,730,382

See notes to Consolidated Financial Statements.

Eaton Vance Corp.

Consolidated Statements of Income (unaudited)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(in thousands, except per share data)	2017	2016	2017	2016
Revenue:
Management fees	$339,866	$292,814	$966,148	$852,739
Distribution and underwriter fees	20,114	18,883	58,991	56,216
Service fees	30,515	27,150	89,493	80,203
Other revenue	3,251	2,321	8,705	6,856
Total revenue	393,746	341,168	1,123,337	996,014
Expenses:
Compensation and related costs	142,338	121,827	412,940	365,856
Distribution expense	37,160	31,616	100,284	88,338
Service fee expense	28,630	24,831	83,384	73,036
Amortization of deferred sales commissions	4,182	3,861	12,062	11,862
Fund-related expenses	14,029	8,939	36,752	26,133
Other expenses	46,376	43,369	133,528	127,671
Total expenses	272,715	234,443	778,950	692,896
Operating income	121,031	106,725	344,387	303,118
Non-operating income (expense):
Gains and other investment income, net	5,537	3,137	15,319	9,766
Interest expense	(6,180)	(7,342)	(21,592)	(22,024)
Loss on extinguishment of debt	(5,396)	-	(5,396)	-
Other income (expense) of consolidated collateralized loan obligation (CLO) entity:
Gains and other investment income, net	-	4,467	-	21,654
Interest expense	-	(4,393)	-	(9,107)
Total non-operating income (expense)	(6,039)	(4,131)	(11,669)	289
Income before income taxes and equity in net income of affiliates	114,992	102,594	332,718	303,407
Income taxes	(42,462)	(39,781)	(123,864)	(112,793)
Equity in net income of affiliates, net of tax	2,323	2,961	7,973	7,847
Net income	74,853	65,774	216,827	198,461
Net income attributable to non-controlling and other beneficial interests	(7,492)	(2,875)	(16,780)	(22,209)
Net income attributable to Eaton Vance Corp. shareholders	$67,361	$62,899	$200,047	$176,252
Earnings per share:
Basic	$0.61	$0.57	$1.81	$1.60
Diluted	$0.58	$0.55	$1.73	$1.55
Weighted average shares outstanding:
Basic	111,284	109,533	110,540	110,275
Diluted	117,051	113,810	115,751	114,044
Dividends declared per share	$0.280	$0.265	$0.840	$0.795

See notes to Consolidated Financial Statements.

Eaton Vance Corp.

Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(in thousands)	2017	2016	2017	2016

Net income	$74,853	$65,774	$216,827	$198,461
Other comprehensive income (loss):
Change in unrealized losses on derivatives, net of tax	-	-	(413)	-
Amortization of net gains on derivatives, net of tax	37	3	46	10
Unrealized holding gains (losses) on available-for-sale investments and reclassification adjustments, net of tax	205	422	857	369
Foreign currency translation adjustments, net of tax	18,208	(9,336)	15,479	(1,560)

Other comprehensive income (loss), net of tax	18,450	(8,911)	15,969	(1,181)

Total comprehensive income	93,303	56,863	232,796	197,280
Comprehensive income attributable to non-controlling and other beneficial interests	(7,492)	(2,875)	(16,780)	(22,209)
Total comprehensive income attributable to Eaton Vance Corp. shareholders	$85,811	$53,988	$216,016	$175,071

See notes to Consolidated Financial Statements.

Eaton Vance Corp.

Consolidated Statements of Shareholders' Equity (unaudited)

	Permanent Equity								Temporary Equity
(in thousands)	Voting Common Stock	Non-Voting Common Stock	Additional Paid-In Capital	Notes Receivable from Stock Option Exercises	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non- Redeemable Non- Controlling Interests	Total Permanent Equity	Redeemable Non- Controlling Interests
Balance, November 1, 2016	$2	$444	$-	$(12,074)	$(57,583)	$773,000	$786	$704,575	$109,028
Net income	-	-	-	-	-	200,047	2,892	202,939	13,888
Other comprehensive income	-	-	-	-	15,969	-	-	15,969	-
Dividends declared ($0.840 per share)	-	-	-	-	-	(97,180)	-	(97,180)	-
Issuance of Non-Voting Common Stock:
On exercise of stock options	-	13	100,715	(2,277)	-	-	-	98,451	-
Under employee stock purchase plans	-	-	2,976	-	-	-	-	2,976	-
Under employee stock purchase incentive plan	-	-	3,491	-	-	-	-	3,491	-
Under restricted stock plan, net of forfeitures	-	6	-	-	-	-	-	6	-
Stock-based compensation	-	-	60,395	-	-	-	-	60,395	-
Tax benefit of stock option exercises	-	-	8,188	-	-	-	-	8,188	-
Tax benefit of non-controlling interest repurchases	-	-	3,784	-	-	-	-	3,784	-
Repurchase of Non-Voting Common Stock	-	(9)	(100,226)	-	-	-	-	(100,235)	-
Principal repayments on notes receivable from stock option exercises	-	-	-	3,146	-	-	-	3,146	-
Net subscriptions (redemptions/distributions) of non-controlling interest holders	-	-	-	-	-	-	(2,851)	(2,851)	142,542
Net consolidations (deconsolidations) of sponsored investment funds	-	-	-	-	-	-	-	-	(70,682)
Reclass to temporary equity	-	-	-	-	-	-	(64)	(64)	64
Purchase of non-controlling interests	-	-	-	-	-	-	-	-	(7,310)
Other changes in non-controlling interests	-	-	(1,624)	-	-	-	-	(1,624)	1,624
Balance, July 31, 2017	$2	$454	$77,699	$(11,205)	$(41,614)	$875,867	$763	$901,966	$189,154

See notes to Consolidated Financial Statements.

Eaton Vance Corp.

Consolidated Statements of Shareholders' Equity (unaudited) (continued)

	Permanent Equity									Temporary Equity
(in thousands)	Voting Common Stock	Non-Voting Common Stock	Additional Paid-In Capital	Notes Receivable from Stock Option Exercises	Accumulated Other Comprehensive Loss	Appropriated Retained Earnings (Deficit)	Retained Earnings	Non- Redeemable Non- Controlling Interests	Total Permanent Equity	Redeemable Non- Controlling Interests
Balance, November 1, 2015	$2	$451	$-	$(11,143)	$(48,586)	$(5,338)	$684,845	$1,725	$621,956	$88,913
Net income	-	-	-	-	-	12,009	176,252	2,969	191,230	7,231
Other comprehensive loss	-	-	-	-	(1,181)	-	-	-	(1,181)	-
Dividends declared ($0.795 per share)	-	-	-	-	-	-	(90,469)	-	(90,469)	-
Issuance of Voting Common Stock	-	-	232	-	-	-	-	-	232	-
Issuance of Non-Voting Common Stock:
On exercise of stock options	-	7	48,237	(870)	-	-	-	-	47,374	-
Under employee stock purchase plans	-	-	3,145	-	-	-	-	-	3,145	-
Under employee stock purchase incentive plan	-	-	3,224	-	-	-	-	-	3,224	-
Under restricted stock plan, net of forfeitures	-	5	-	-	-	-	-	-	5	-
Stock-based compensation	-	-	54,275	-	-	-	-	-	54,275	-
Tax benefit of stock option exercises	-	-	1,767	-	-	-	-	-	1,767	-
Repurchase of Voting Common Stock	-	-	(77)	-	-	-	-	-	(77)	-
Repurchase of Non-Voting Common Stock	-	(23)	(108,612)	-	-	-	(96,392)	-	(205,027)	-
Principal repayments on notes receivable from stock option exercises	-	-	-	2,340	-	-	-	-	2,340	-
Net subscriptions (redemptions/distributions) of non-controlling interest holders	-	-	-	-	-	-	-	(2,753)	(2,753)	(1)
Net consolidations (deconsolidations) of sponsored investment funds	-	-	-	-	-	-	-	-	-	(1,567)
Reclass to temporary equity	-	-	-	-	-	-	-	(119)	(119)	119
Purchase of non-controlling interests	-	-	-	-	-	-	-	-	-	(6,310)
Other changes in non-controlling interests	-	-	(2,191)	-	-	-	-	-	(2,191)	2,191
Balance, July 31, 2016	$2	$440	$-	$(9,673)	$(49,767)	$6,671	$674,236	$1,822	$623,731	$90,576

See notes to Consolidated Financial Statements.

Eaton Vance Corp.

Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended
	July 31,
(in thousands)	2017	2016

Cash Flows From Operating Activities:
Net income	$216,827	$198,461
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,128	15,252
Unamortized loss on derivative instrument	(684)	-
Amortization of deferred sales commissions	12,066	11,868
Stock-based compensation	60,395	54,275
Deferred income taxes	12,708	15,921
Net losses on investments and derivatives	888	88
Equity in net income of affiliates, net of amortization	(7,973)	(7,956)
Dividends received from affiliates	8,192	8,623
Loss on extinguishment of debt	5,396	-
Consolidated CLO entity's operating activities:
Net gains on bank loans, other investments and note obligations	-	(8,094)
Amortization	-	(456)
Net increase in other assets and liabilities, including cash and cash equivalents	-	74,359
Changes in operating assets and liabilities:
Management fees and other receivables	(15,397)	5,369
Investments in trading securities	(222,063)	(48,208)
Deferred sales commissions	(19,989)	(12,804)
Other assets	10,348	13,240
Accrued compensation	(22,476)	(50,657)
Accounts payable and accrued expenses	10,066	2,327
Other liabilities	24,348	4,891
Net cash provided by operating activities	86,780	276,499

Cash Flows From Investing Activities:
Additions to equipment and leasehold improvements	(8,316)	(8,786)
Issuance of loan to affiliate	-	(5,000)
Net cash paid in acquisitions	(63,605)	(10,130)
Cash paid for intangible assets	-	(25)
Proceeds from sale of investments	11,471	8,971
Purchase of investments	(178)	(17,135)
Consolidated CLO entity's investing activities:
Proceeds from sales and maturities of bank loans and other investments	-	126,177
Purchase of bank loans and other investments	-	(203,048)
Net cash used for investing activities	(60,628)	(108,976)

See notes to Consolidated Financial Statements.

Eaton Vance Corp.

Consolidated Statements of Cash Flows (unaudited) (continued)

	Nine Months Ended
	July 31,
(in thousands)	2017	2016
Cash Flows From Financing Activities:
Purchase of additional non-controlling interest	(9,820)	(15,580)
Debt issuance costs	(2,761)	-
Proceeds from issuance of debt	298,896	-
Repayment of debt	(250,000)	-
Loss on extinguishment of debt	(5,396)	-
Proceeds from issuance of Voting Common Stock	-	232
Proceeds from issuance of Non-Voting Common Stock	104,924	53,748
Repurchase of Voting Common Stock	-	(77)
Repurchase of Non-Voting Common Stock	(100,235)	(205,027)
Principal repayments on notes receivable from stock option exercises	3,146	2,340
Excess tax benefit of stock option exercises	12,120	3,706
Dividends paid	(94,216)	(89,574)
Net subscriptions received from (redemptions/distributions paid to) non-controlling interest holders	139,838	(2,754)
Net cash provided by (used for) financing activities	96,496	(252,986)
Effect of currency rate changes on cash and cash equivalents	3,349	(1,939)
Net increase (decrease) in cash and cash equivalents	125,997	(87,402)
Cash and cash equivalents, beginning of period	424,174	465,558
Cash and cash equivalents, end of period	$550,171	$378,156

Supplemental Cash Flow Information:
Cash paid for interest	$20,191	$20,192
Cash paid for interest upon repayment of debt	1,354	-
Cash paid for interest by consolidated CLO entity	-	6,746
Cash paid for income taxes, net of refunds	96,915	81,767
Supplemental Disclosure of Non-Cash Information:
Increase in equipment and leasehold improvements due to non-cash additions	$895	$84
Exercise of stock options through issuance of notes receivable	2,277	870
Non-controlling interest call option exercise recorded in other liabilities	-	93
Increase (decrease) in non-controlling interests due to net consolidations (deconsolidations) of sponsored investment funds	86,129	(1,567)

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

The following table sets forth the balances related to consolidated sponsored funds at July 31, 2017 and October 31, 2016, as well as the Company’s interest in these funds:

(in thousands)	July 31, 2017	October 31, 2016
Investments	$386,675	$248,036
Other assets	13,462	10,984
Other liabilities	(47,545)	(23,947)
Redeemable non-controlling interests	(110,603)	(24,474)
Interest in consolidated sponsored funds	$241,989	$210,599

4.	Investments

The following is a summary of investments at July 31, 2017 and October 31, 2016:

(in thousands)	July 31, 2017	October 31, 2016
Investment securities, trading:
Short-term debt securities	$84,443	$85,822
Consolidated sponsored funds	386,675	248,036
Separately managed accounts	90,514	79,683
Total investment securities, trading	561,632	413,541
Investment securities, available-for-sale	16,092	13,312
Investments in non-consolidated CLO entities	3,649	3,837
Investments in equity method investees	149,664	139,929
Investments, other	19,131	19,154
Total investments	$750,168	$589,773

Investment securities, trading

The following is a summary of the fair value of investments classified as trading at July 31, 2017 and October 31, 2016:

(in thousands)	July 31, 2017	October 31, 2016
Short-term debt securities	$84,443	$85,822
Other debt securities	301,821	191,688
Equity securities	175,368	136,031
Total investment securities, trading	$561,632	$413,541

The Company recognized gains related to trading securities still held at the reporting date of $6.8 million and $7.3 million for the three months ended July 31, 2017 and 2016, respectively, and $15.5 million and $13.3 million for the nine months ended July 31, 2017 and 2016, respectively, within net gains and other investment income in the Company’s Consolidated Statements of Income.

Investment securities, available-for-sale

The following is a summary of the gross unrealized gains and losses included in accumulated other comprehensive income (loss) related to securities classified as available-for-sale at July 31, 2017 and October 31, 2016:

July 31, 2017		Gross Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
Investment securities, available-for-sale	$9,912	$6,192	$(12)	$16,092

October 31, 2016		Gross Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
Investment securities, available-for-sale	$8,528	$4,798	$(14)	$13,312

Net unrealized holding gains (losses) on investment securities classified as available-for-sale included in other comprehensive income (loss) on the Company’s Consolidated Statements of Comprehensive Income were $0.3 million and $0.7 million for the three months ended July 31, 2017 and 2016, respectively, and $1.4 million and $0.7 for the nine months ended July 31, 2017 and 2016, respectively.

The Company did not recognize any impairment losses on investment securities classified as available-for-sale during three and nine months ended July 31, 2017 or 2016.

The aggregate fair value of available-for-sale investments in an unrealized loss position at July 31, 2017 was $5.2 million; unrealized losses related to these investments totaled $12,000. No investment with a gross unrealized loss has been in a loss position for greater than one year.

The following is a summary of the Company’s realized gains and losses recognized upon disposition of investments classified as available-for-sale for the three and nine months ended July 31, 2017 and 2016:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(in thousands)	2017	2016	2017	2016
Gains	$29	$-	$233	$199
Losses	-	-	(1)	(37)
Net realized gains	$29	$-	$232	$162

Investments in equity method investees

The Company has a 49 percent interest in Hexavest Inc. (Hexavest), a Montreal, Canada-based investment adviser. The carrying value of this investment was $146.6 million and $137.3 million at July 31, 2017 and October 31, 2016, respectively. At July 31, 2017, the Company’s investment in Hexavest consisted of $6.2 million of equity in the net assets of Hexavest, definite-lived intangible assets of $24.9 million and goodwill of $122.2 million, net of a deferred tax liability of $6.7 million. At October 31, 2016, the Company’s investment in Hexavest consisted of $5.3 million of equity in the net assets of Hexavest, definite-lived intangible assets of $24.5 million and goodwill of $114.1 million, net of a deferred tax liability of $6.6 million. The investment is denominated in Canadian dollars and is subject to foreign currency translation adjustments, which are recorded in accumulated other comprehensive income (loss).

The Company has an option to purchase an additional 26 percent interest in Hexavest. The option is exercisable within 60 days of the Company’s receipt of Hexavest’s August 31, 2017 audited financial statements, which must be provided to the Company no later than October 30, 2017. The Company then has 60 days from receipt of the audited financial statements to notify Hexavest of its intent to exercise. As part of the purchase price allocation at closing, a value of $8.3 million was assigned to this option. The option is included in other assets in the Company’s Consolidated Balance Sheets at July 31, 2017 and October 31, 2016.

The Company also has a seven percent equity interest in a private equity partnership managed by a third party that invests in companies in the financial services industry. The Company’s investment in the partnership was $3.0 million and $2.6 million at July 31, 2017 and October 31, 2016, respectively.

The Company did not recognize any impairment losses related to its investments in equity method investees during the three and nine months ended July 31, 2017 or 2016.

During the nine months ended July 31, 2017 and 2016, the Company received dividends of $8.2 million and $8.6 million, respectively, from its investments in equity method investees.

Investments, other

Investments, other, consists of certain investments carried at cost totaling $19.1 million and $19.2 million at July 31, 2017 and October 31, 2016, respectively.

During the fiscal year ended October 31, 2016, the Company participated as lead investor in an equity financing in SigFig, an independent San Francisco-based wealth management technology firm. The carrying value of Company’s investment in SigFig was $17.0 million at both July 31, 2017 and October 31, 2016.

5.	Derivative Financial Instruments

Derivative financial instruments designated as cash flow hedges

In April 2017, the Company issued $300.0 million in aggregate principal amount of 3.5 percent ten-year senior notes due April 6, 2027 (2027 Senior Notes). In anticipation of the offering, the Company entered into a Treasury lock transaction with a notional amount of $125.0 million and concurrently designated the Treasury lock as a cash flow hedge of its exposure to variability in the forecasted semi-annual interest payments on $125.0 million of principal outstanding on the 2027 Senior Notes. The benchmark U.S. Treasury rate declined from the time the Treasury lock was entered into until the time the 2027 Senior Notes were priced, and the Treasury lock was net settled for cash at a loss of $0.7 million. The Treasury lock was determined to be a highly effective cash flow hedge and the entire $0.7 million loss, net of the associated deferred tax benefit of $0.3 million, was recorded in other comprehensive income (loss), net of tax. The loss recorded in other comprehensive income (loss) will be reclassified to earnings as a component of interest expense over the term of the debt. During the three and nine months ended July 31, 2017, approximately $17,000 and $20,000 of this deferred loss was reclassified into interest expense, respectively. During the next twelve months, the Company expects to reclassify approximately $68,000 of the loss into interest expense.

In fiscal 2013, the Company entered into a forward-starting interest rate swap in connection with the offering of its 3.625 percent unsecured senior notes due June 15, 2023 (2023 Senior Notes) and recorded the unamortized gain on the swap in other comprehensive income (loss), net of tax. The Company reclassified $50,000 and $0.2 million of the deferred gain into interest expense during both the three and nine months ended July 31, 2017 and 2016, respectively, and will reclassify the remaining $1.2 million of unamortized gain as of July 31, 2017 to earnings as a component of interest expense over the remaining term of the debt. During the next twelve months, the Company expects to reclassify approximately $0.2 million of the gain into interest expense.

In fiscal 2007, the Company entered into a Treasury lock transaction in connection with the offering of its 6.5 percent unsecured senior notes due October 2, 2017 (2017 Senior Notes) and recorded the unamortized loss on the Treasury lock in other comprehensive income (loss), net of tax. During the three months ended July 31, 2017, the Company reclassified the remaining $0.1 million of unamortized loss to earnings as a component of interest expense concurrent with the redemption of the 2017 Senior Notes in May 2017 (see Note 11). The Company reclassified $56,000 of the deferred loss into interest expense during the three months ended July 31, 2016. During both the nine months ended July 31, 2017 and 2016, the Company reclassified $0.2 million of the deferred loss into interest expense.

Other derivative financial instruments not designated for hedge accounting

The Company utilizes stock index futures contracts, total return swap contracts, foreign exchange contracts, commodity futures contracts, currency futures contracts and interest rate futures contracts to hedge the market and currency risks associated with its investments in certain consolidated sponsored funds and separately managed accounts seeded for new product development purposes (consolidated seed investments).

The Company was a party to the following derivative financial instruments at July 31, 2017 and October 31, 2016:

	July 31, 2017		October 31, 2016
	Number of contracts	Notional value (in millions)	Number of contracts	Notional value (in millions)
Stock index futures contracts	1,672	$129.9	1,721	$125.4
Total return swap contracts	5	$50.2	1	$40.0
Foreign exchange contracts	26	$26.8	32	$18.7
Commodity futures contracts	201	$8.9	-	$-
Currency futures contracts	93	$10.5	-	$-
Interest rate futures contracts	128	$44.6	-	$-

The Company has not designated any of these derivative contracts as hedging instruments for accounting purposes. The derivative contracts outstanding, and the notional values they represent at July 31, 2017 and October 31, 2016, are representative of derivative balances throughout each respective period.

The Company has not elected to offset fair value amounts related to derivative instruments executed with the same counterparty under master netting arrangements; as a result, the Company records all derivative financial instruments as either other assets or other liabilities, gross, on its Consolidated Balance Sheets and measures them at fair value. The following tables present the fair value of derivative financial instruments not designated for hedge accounting and how they are reflected in the Company’s Consolidated Financial Statements as of July 31, 2017 and October 31, 2016:

	July 31, 2017		October 31, 2016
(in thousands)	Other assets	Other liabilities	Other assets	Other liabilities
Stock index futures contracts	$301	3,178	$1,722	$130
Total return swap contracts	-	2,192	-	418
Foreign exchange contracts	115	500	350	267
Commodity futures contracts	123	195	-	-
Currency futures contracts	90	250	-	-
Interest rate futures contracts	33	240	-	-
Total	$662	$6,555	$2,072	$815

Changes in the fair value of derivative contracts are recognized in gains and other investment income, net (see Note 14). The Company recognized the following net gains (losses) on derivative financial instruments for the three and nine months ended July 31, 2017 and 2016:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(in thousands)	2017	2016	2017	2016
Stock index futures contracts	$(6,416)	$(4,518)	$(19,446)	$(3,597)
Total return swap contracts	(1,108)	(1,450)	(3,083)	(1,889)
Foreign exchange contracts	(593)	496	(990)	(644)
Commodity futures contracts	(72)	-	(74)	-
Currency futures contracts	(91)	-	(101)	-
Interest rate futures contracts	(436)	-	(436)	-
Total	$(8,716)	$(5,472)	$(24,130)	$(6,130)

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

Consolidated CLO entities

As of July 31, 2017 and October 31, 2016, the Company was not deemed to be the primary beneficiary of any CLO entities; accordingly, no CLO entities have been consolidated at July 31, 2017 and October 31, 2016.

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

Prior to the deconsolidation of Eaton Vance CLO 2015-1, changes in the fair values of bank loan investments resulted in net gains (losses) of $2.9 million and $(1.6) million for the three and nine months ended July 31, 2016, respectively, while changes in the fair values of Eaton Vance CLO 2015-1’s note obligations resulted in net gains (losses) of $(3.4) million and $9.7 million for the three and nine months ended July 31, 2016, respectively. The combined net gains (losses) of $(0.5) million and $8.1 million for the three and nine months ended July 31, 2016, respectively, were recorded in gains and other investment income, net, of consolidated CLO entity on the Company’s Consolidated Statements of Income.

For the three and nine months ended July 31, 2016, the Company recorded net income (loss) of $(15,000) and $12.4 million, respectively, related to Eaton Vance CLO 2015-1. The Company recorded net income (loss) attributable to other beneficial interests of $(0.7) million and $12.0 million for the three and nine months ended July 31, 2016, respectively. Net income attributable to Eaton Vance Corp. shareholders was $0.7 million and $0.4 million for the three and nine months ended July 31, 2016, respectively.

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

Non-consolidated CLO entities

Non-consolidated CLO entities had total assets of $1.5 billion and $2.0 billion as of July 31, 2017 and October 31, 2016, respectively. The Company’s variable interests in these entities consist of the Company’s direct ownership in these entities and any subordinated management fees earned but uncollected. The Company’s investment in these entities totaled $3.6 million and $3.8 million as of July 31, 2017 and October 31, 2016, respectively. Collateral management fees receivable for these entities totaled $0.5 million and $1.4 million on July 31, 2017 and October 31, 2016, respectively. In the first nine months of fiscal 2017, the Company did not provide any financial or other support to these entities that it was not contractually required to provide in any of the periods presented. The Company’s risk of loss with respect to these managed CLO entities is limited to the carrying value of its investments in, and collateral management fees receivable from, these entities as of July 31, 2017.

The Company’s investment in non-consolidated CLO entities is carried at amortized cost and is disclosed as a component of investments in Note 4. Income from these entities is recorded as a component of gains and other investment income, net, in the Company’s Consolidated Statements of Income, based upon projected investment yields.

Other entities

The Company holds variable interests in, but is not deemed to be the primary beneficiary of, certain sponsored privately offered equity funds with total assets of $16.9 billion and $13.5 billion on July 31, 2017 and October 31, 2016, respectively. The Company’s variable interests in these entities consist of the Company’s direct ownership therein, which in each case is insignificant relative to the total ownership of the fund, and any investment advisory fees earned but uncollected. The Company held investments in these entities totaling $2.6 million and $2.2 million on July 31, 2017 and October 31, 2016, respectively, and investment advisory fees receivable totaling $1.0 million and $0.8 million on July 31, 2017 and October 31, 2016, respectively. In the first nine months of fiscal 2017, the Company did not provide any financial or other support to these entities that it was not contractually required to provide. The Company’s risk of loss with respect to these managed entities is limited to the carrying value of its investments in, and investment advisory fees receivable from, the entities as of July 31, 2017. The Company does not consolidate these VIEs because it does not have the obligation to absorb losses or right to receive benefits that could potentially be significant to the VIE.

The Company’s investments in privately offered equity funds are carried at fair value and included in investment securities, available-for-sale, which are disclosed as a component of investments in Note 4. The Company records any change in fair value, net of tax, in other comprehensive income (loss).

The Company also holds a variable interest in, but is not deemed to be the primary beneficiary of, a private equity partnership managed by a third party that invests in companies in the financial services industry. The Company’s variable interest in this entity consists of the Company’s direct ownership in the private equity partnership, equal to $3.0 million and $2.6 million at July 31, 2017 and October 31, 2016, respectively. The Company did not provide any financial or other support to this entity. The Company’s risk of loss with respect to the private equity partnership is limited to the carrying value of its investment in the entity as of July 31, 2017. The Company does not consolidate this VIE because the Company does not hold the power to direct the activities that most significantly impact the VIE.

The Company’s investment in the private equity partnership is accounted for as an equity method investment and disclosures related to this entity are included in Note 4 under the heading investments in equity method investees.

7.	Fair Value of Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables summarize financial assets and liabilities measured at fair value on a recurring basis and their assigned levels within the valuation hierarchy at July 31, 2017 and October 31, 2016:

July 31, 2017

(in thousands)	Level 1	Level 2	Level 3	Other Assets Not Held at Fair Value	Total

Financial assets:
Cash equivalents	$20,108	$123,266	$-	$-	$143,374
Investments:
Investment securities, trading:
Short-term debt securities	-	84,443	-	-	84,443
Other debt securities	15,914	285,907	-	-	301,821
Equity securities	124,541	50,827	-	-	175,368
Investment securities, available-for-sale	13,488	2,604	-	-	16,092
Investments in non-consolidated CLO entities(1)	-	-	-	3,649	3,649
Investments in equity method investees(2)	-	-	-	149,664	149,664
Investments, other(3)	-	146	-	18,985	19,131
Derivative instruments	-	662	-	-	662
Total financial assets	$174,051	$547,855	$-	$172,298	$894,204

Financial liabilities:
Derivative instruments	$-	$6,555	$-	$-	$6,555
Total financial liabilities	$-	$6,555	$-	$-	$6,555

October 31, 2016

(in thousands)	Level 1	Level 2	Level 3	Other Assets Not Held at Fair Value	Total

Financial assets:
Cash equivalents	$21,875	$35,913	$-	$-	$57,788
Investments:
Investment securities, trading:
Short-term debt securities	-	85,822	-	-	85,822
Other debt securities	18,757	172,931	-	-	191,688
Equity securities	93,491	42,540	-	-	136,031
Investment securities, available-for-sale	11,051	2,261	-	-	13,312
Investments in non-consolidated CLO entities(1)	-	-	-	3,837	3,837
Investments in equity method investees(2)	-	-	-	139,929	139,929
Investments, other(3)	-	120	-	19,034	19,154
Derivative instruments	-	2,072	-	-	2,072
Total financial assets	$145,174	$341,659	$-	$162,800	$649,633

Financial liabilities:
Derivative instruments	$-	$815	$-	$-	$815
Total financial liabilities	$-	$815	$-	$-	$815

(1)	The Company’s investments in these CLO entities are measured at fair value on a non-recurring basis using Level 3 inputs. The investments are carried at amortized cost unless facts and circumstances indicate that the investments have been impaired, at which time the investments are written down to fair value. During the three and nine months ended July 31, 2017, the Company recognized $0.4 million of other-than-temporary impairment losses related to its investment in one non-consolidated CLO entity. The Company did not recognize any impairment losses on investments in non-consolidated CLO entities during the three and nine months ended July 31, 2016.

(2)	Investments in equity method investees are not measured at fair value in accordance with U.S. GAAP.

(3)	Investments, other, include investments carried at cost that are not measured at fair value in accordance with U.S. GAAP.

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

Derivative instruments

Derivative instruments, which include stock index futures contracts, total return swap contracts, foreign exchange contracts, commodity futures contracts, currency futures contracts and interest rate futures contracts, are recorded as either other assets or other liabilities on the Company’s Consolidated Balance Sheets. Stock index futures contracts, total return swap contracts, commodity futures contracts, currency futures contracts and interest rate futures contracts are valued using a third-party pricing service that determines fair value based on bid and ask prices. Foreign exchange contracts are valued by interpolating a value using the spot foreign exchange rate and forward points, which are based on spot rate and currency interest rate differentials. Derivative instruments generally are classified as Level 2 within the fair value measurement hierarchy.

Transfers in and out of Levels

The following table summarizes fair value transfers between Level 1 and Level 2 of the fair value measurement hierarchy for the three and nine months ended July 31, 2017 and 2016:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(in thousands)	2017	2016	2017	2016
Transfers from Level 1 into Level 2(1)	$136	$127	$532	$97
Transfers from Level 2 into Level 1(2)	423	37	2	15

(1)	Transfers from Level 1 into Level 2 represent securities for which unadjusted quoted market prices in active markets became unavailable.
(2)	Transfers from Level 2 into Level 1 represent securities for which unadjusted quoted market prices in active markets became available.

Level 3 assets and liabilities

The Company did not hold any assets or liabilities valued on a recurring basis and classified as Level 3 within the fair value measurement hierarchy during the three and nine months ended July 31, 2017. The following table shows a reconciliation of the beginning and ending fair value measurements of assets and liabilities valued on a recurring basis and classified as Level 3 within the fair value measurement hierarchy for the three and nine months ended July 31, 2016:

	Three Months Ended		Nine Months Ended
	July 31, 2016		July 31, 2016
(in thousands)	Bank loans and other investments of Eaton Vance CLO 2015-1	Senior and subordinated note obligations of Eaton Vance CLO 2015-1	Bank loans and other investments of Eaton Vance CLO 2015-1	Senior and subordinated note obligations of Eaton Vance CLO 2015-1
Beginning balance	$660	$384,224	$-	$-
Net gains (losses) on investments and note obligations included in net income(1)	114	3,401	74	(3,186)
Purchases	72	-	72	-
Sales	(756)	-	(756)	-
Amortization of original issue discount	-	158	-	315
Transfers into Level 3(2)	-	-	700	390,654
Ending balance	$90	$387,783	$90	$387,783
Change in unrealized gains (losses) included in net income relating to assets and liabilities held	$18	$3,559	$18	$(2,871)

(1)	Substantially all net gains (losses) on investments and note obligations attributable to the assets and borrowings of the Company's consolidated CLO entities are allocated to non-controlling and other beneficial interests on the Company's Consolidated Statements of Income.
(2)	Transfers into Level 3 were the result of a reduction in the availability of significant observable inputs used in determining the fair value of certain instruments.

As discussed more fully in Note 6, the Company deconsolidated Eaton Vance CLO 2015-1 on September 21, 2016.

8.	Fair Value Measurements of Other Financial Instruments

Certain financial instruments are not carried at fair value, but their fair value is required to be disclosed. The following is a summary of the carrying amounts and estimated fair values of these financial instruments at July 31, 2017 and October 31, 2016:

	July 31, 2017			October 31, 2016
(in thousands)	Carrying Value	Fair Value	Fair Value Level	Carrying Value	Fair Value	Fair Value Level
Loan to affiliate	$5,000	$5,000	3	$5,000	$5,000	3
Investments, other	$18,984	$18,984	3	$19,034	$19,034	3
Other assets	$6,638	$4,638	3	$6,194	$4,328	3
Debt	$618,582	$641,696	2	$571,773	$603,625	2

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

Included in investments, other, is a non-controlling capital interest in SigFig carried at $17.0 million at both July 31, 2017 and October 31, 2016 (see Note 4). The carrying value of this investment approximates fair value, as the Company purchased this investment in the previous fiscal year and there have been no events or changes in circumstances that would have had a significant effect on the fair value of this investment at July 31, 2017.

Included in other assets at July 31, 2017 and October 31, 2016 is an option to acquire an additional 26 percent interest in Hexavest carried at $6.6 million and $6.2 million, respectively. The option is exercisable within 60 days of the Company’s receipt of Hexavest’s August 31, 2017 audited financial statements, which must be provided to the Company no later than October 30, 2017. The Company then has 60 days from receipt of the audited financial statements to notify Hexavest of its intent to exercise. The fair value of this option is determined using a Monte Carlo model, which simulates potential future market multiples of earnings before interest and taxes (EBIT) and compares this to the contractually fixed multiple of Hexavest’s EBIT at which the option can be exercised. The Monte Carlo model uses this array of simulated multiples and their difference from the contractual multiple times the projected EBIT for Hexavest to estimate the future exercise value of the option, which is then adjusted to present value.

The fair value of the Company’s debt has been determined based on quoted prices in inactive markets.

9.	Acquisitions

There was no new acquisition activity during the three months ended July 31, 2017.

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

Total profit interests in Atlanta Capital held by non-controlling interest holders, including direct profit interests related to the original acquisition as well as indirect profit interests issued pursuant to the Atlanta Capital Plan, increased to 13.1 percent as of July 31, 2017 from 13.0 percent as of October 31, 2016, reflecting the transactions described above as well as the grant of an additional 1.1 percent profit interest to employees of Atlanta Capital pursuant to the terms of the Atlanta Capital Plan in the first quarter of fiscal 2017. Non-controlling interest holders did not hold any capital interests in Atlanta Capital as of July 31, 2017.

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

Total profit interests in Parametric held by non-controlling interest holders, including indirect profit interests issued pursuant to the Parametric Plan, decreased to 6.4 percent as of July 31, 2017 from 7.0 percent as of October 31, 2016, reflecting the transactions described above. Total capital interests in Parametric held by non-controlling interest holders decreased to 1.3 percent as of July 31, 2017 from 1.8 percent as of October 31, 2016.

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

10.	Intangible Assets

The following is a summary of intangible assets at July 31, 2017 and October 31, 2016:

July 31, 2017
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Amortizing intangible assets:
Client relationships acquired	$134,247	$(101,236)	$33,011
Intellectual property acquired	1,025	(436)	589
Trademark acquired	4,257	(729)	3,528
Research system	639	(124)	515

Non-amortizing intangible assets:
Mutual fund management contracts acquired	54,408	-	54,408
Total	$194,576	$(102,525)	$92,051

October 31, 2016
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Amortizing intangible assets:
Client relationships acquired	$133,927	$(94,873)	$39,054
Intellectual property acquired	1,025	(385)	640
Trademark acquired	900	(493)	407

Non-amortizing intangible assets:
Mutual fund management contracts acquired	6,708	-	6,708
Total	$142,560	$(95,751)	$46,809

Amortization expense was $2.2 million and $2.1 million for the three months ended July 31, 2017 and 2016 respectively, and $6.8 million and $6.5 million for the nine months ended July 31, 2017 and 2016, respectively. Estimated remaining amortization expense for fiscal 2017 and the next five fiscal years, on a straight-line basis, is as follows:

Estimated
Year Ending October 31,	Amortization
(in thousands)	Expense
Remaining 2017	$2,239
2018	8,927
2019	4,978
2020	3,807
2021	2,282
2022	2,154

Acquired intangible assets

The following is a summary of the intangible assets acquired in the first quarter of fiscal 2017 and the net carrying amount of these assets as of July 31, 2017:

(in thousands)	Weighted- Average Remaining Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Client relationships acquired	14.4	$320	$(12)	$308
Trademark acquired	13.4	3,357	(140)	3,217
Research system	2.4	639	(124)	515
Non-amortizing intangible assets:
Mutual fund management contracts acquired		47,700	-	47,700
Total	12.1	$52,016	$(276)	$51,740

Amortization expense related to intangible assets acquired in the first quarter of fiscal 2017 was $0.1 million and $0.3 million for the three and nine months ended July 31, 2017, respectively. Estimated remaining amortization expense for these assets for fiscal 2017 and the next five fiscal years, on a straight-line basis, is as follows:

Estimated
Year Ending October 31,	Amortization
(in thousands)	Expense
Remaining 2017	$119
2018	474
2019	474
2020	297
2021	261
2022	261

11.	Debt

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

Redemption of 2017 Senior Notes

On May 6, 2017, the Company used the net proceeds from the 2027 Senior Notes to redeem the remaining $250 million aggregate principal amount of its 2017 Senior Notes. The Company paid total consideration of $256.8 million to the holders of the 2017 Senior Notes at redemption, which was calculated pursuant to the terms of the Indenture that governs the notes at an amount equal to the sum of the aggregate principal amount outstanding, the present value of the remaining scheduled payments of interest through the original maturity date and the interest accrued to the date of redemption. The Company recognized a $5.4 million non-operating loss on the extinguishment of the 2017 Senior Notes during the third quarter of fiscal 2017, representing the difference between the total consideration paid and the net carrying amount of the extinguished debt plus interest accrued to the date of redemption.

12.	Stock-Based Compensation Plans

The Company recognized compensation cost related to its stock-based compensation plans for the three and nine months ended July 31, 2017 and 2016 as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(in thousands)	2017	2016	2017	2016
Omnibus Incentive Plans:
Stock options	$5,192	$4,489	$15,712	$14,218
Restricted shares	13,165	10,777	36,788	32,728
Phantom stock units	165	96	391	220
Employee Stock Purchase Plans	540	178	716	389
Employee Stock Purchase Incentive Plan	111	155	660	515
Atlanta Capital Plan	855	736	2,565	2,153
Parametric Plan	940	1,333	2,820	4,272
Parametric Phantom Incentive Plan	378	-	1,134	-
Total stock-based compensation expense	$21,346	$17,764	$60,786	$54,495

The total income tax benefit recognized for stock-based compensation arrangements was $7.7 million and $6.0 million for the three months ended July 31, 2017 and 2016, respectively, and $22.0 million and $18.3 million for the nine months ended July 31, 2017 and 2016, respectively.

Stock options

Stock option transactions under the Company’s 2013 Omnibus Incentive Plan (the 2013 Plan) and predecessor plans for the nine months ended July 31, 2017 were as follows:

(share and intrinsic value figures in thousands)	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding, beginning of period	20,311	$33.52
Granted	2,886	34.97
Exercised	(3,141)	32.06
Forfeited/expired	(10)	39.01
Options outstanding, end of period	20,046	$33.95	5.5	$303,423
Options exercisable, end of period	10,725	$32.18	3.4	$181,327
Vested or expected to vest at July 31, 2017	19,997	$33.95	5.5	$302,766

The Company received $98.5 million and $47.4 million related to the exercise of options for the nine months ended July 31, 2017 and 2016, respectively.

As of July 31, 2017, there was $50.3 million of compensation cost related to unvested stock options granted under the 2013 Plan and predecessor plans not yet recognized. That cost is expected to be recognized over a weighted-average period of 2.9 years.

Restricted shares

A summary of the Company’s restricted share activity for the nine months ended July 31, 2017 under the 2013 Plan and predecessor plans is as follows:

		Weighted-
		Average
		Grant Date
(share figures in thousands)	Shares	Fair Value
Unvested, beginning of period	4,157	$35.43
Granted	1,691	35.98
Vested	(1,211)	33.18
Forfeited	(58)	36.09
Unvested, end of period	4,579	$36.22

As of July 31, 2017, there was $115.2 million of compensation cost related to unvested restricted shares granted under the 2013 Plan and predecessor plans not yet recognized. That cost is expected to be recognized over a weighted-average period of 3.0 years.

Phantom stock units

During the nine months ended July 31, 2017, 10,395 phantom stock units were issued to non-employee Directors pursuant to the 2013 Plan. As of July 31, 2017, there was $0.4 million of compensation cost related to unvested phantom stock units granted under the 2013 Plan not yet recognized. That cost is expected to be recognized over a weighted-average period of 1.1 years.

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

In the first nine months of fiscal 2017, the Company purchased and retired approximately 1.4 million shares of its Non-Voting Common Stock under the current repurchase authorization and approximately 0.9 million shares under a previous repurchase authorization. Approximately 6.6 million additional shares may be repurchased under the current authorization as of July 31, 2017.

14.	Non-operating Income (Expense)

The components of non-operating income (expense) for the three and nine months ended July 31, 2017 and 2016 were as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(in thousands)	2017	2016	2017	2016
Interest and other income	$6,784	$3,960	$17,385	$9,321
Net losses on investments and derivatives	(436)	(1,462)	(889)	(88)
Net foreign currency gains (losses)	(811)	639	(1,177)	533
Gains and other investment income, net	5,537	3,137	15,319	9,766
Interest expense	(6,180)	(7,342)	(21,592)	(22,024)
Loss on extinguishment of debt	(5,396)	-	(5,396)	-
Other income (expense) of consolidated CLO entity:
Interest income	-	4,967	-	13,560
Net gains (losses) on bank loans, other investments and note obligations	-	(500)	-	8,094
Gains and other investment income, net	-	4,467	-	21,654
Interest expense	-	(4,393)	-	(9,107)
Total non-operating income (expense)	$(6,039)	$(4,131)	$(11,669)	$289

15.	Income Taxes

The provision for income taxes was $42.5 million and $39.8 million, or 36.9 percent and 38.8 percent of pre-tax income, for the three months ended July 31, 2017 and 2016, respectively. The provision for income taxes was $123.9 million and $112.8 million, or 37.2 percent of pre-tax income, for both the nine months ended July 31, 2017 and 2016, respectively. The provision for income taxes in the three and nine months ended July 31, 2017 and 2016 is comprised of federal, state, and foreign taxes. The differences between the Company’s effective tax rate and the statutory federal rate of 35.0 percent for each period presented reflect the impact of state income taxes, income and losses recognized by non-controlling and other beneficial interest holders of consolidated entities, equity-based compensation plans and other permanent items.

No valuation allowance has been recorded for deferred tax assets, reflecting management’s belief that all deferred tax assets will be utilized.

The Company considers the undistributed earnings of certain of its foreign corporations to be indefinitely reinvested in foreign operations as of July 31, 2017. Accordingly, no U.S. income taxes have been provided thereon. As of July 31, 2017, the Company had approximately $58.0 million of undistributed earnings in certain Canadian, United Kingdom, Australian and Japanese foreign corporations that are not available to fund domestic operations or to distribute to shareholders unless repatriated. Repatriation would require the Company to accrue and pay U.S. corporate income taxes. The unrecognized deferred income tax liability on these un-repatriated funds, or temporary difference, is estimated to be $7.1 million. The Company does not intend to repatriate these funds, has not previously repatriated funds from these entities and has the financial liquidity to permanently leave these funds offshore.

The Company is generally no longer subject to income tax examinations by U.S. federal, state, local or non-U.S. taxing authorities for fiscal years prior to fiscal 2013.

16.	Non-controlling and Other Beneficial Interests

The components of net income attributable to non-controlling and other beneficial interests for the three and nine months ended July 31, 2017 and 2016 were as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(in thousands)	2017	2016	2017	2016
Consolidated sponsored funds	$(3,124)	$(343)	$(4,836)	$(327)
Majority-owned subsidiaries	(4,365)	(3,233)	(12,015)	(9,749)
Non-controlling interest value adjustments(1)	(3)	9	71	(124)
Consolidated CLO entities	-	692	-	(12,009)
Net income attributable to non-controlling and other beneficial interests	$(7,492)	$(2,875)	$(16,780)	$(22,209)

(1)	Relates to non-controlling interests redeemable at other than fair value.

17.	Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), net of tax, for the three months ended July 31, 2017 and 2016 are as follows:

(in thousands)	Unamortized Net Gains (Losses) on Derivatives(1)	Net Unrealized Holding Gains (Losses) on Available-for- Sale Investments(2)	Foreign Currency Translation Adjustments	Total
Balance at April 30, 2017	$283	$3,595	$(63,942)	$(60,064)
Other comprehensive income (loss), before reclassifications and tax	-	329	18,208	18,537
Tax impact	-	(124)	-	(124)
Reclassification adjustments, before tax	60	-	-	60
Tax impact	(23)	-	-	(23)
Net current period other comprehensive income (loss)	37	205	18,208	18,450
Balance at July 31, 2017	$320	$3,800	$(45,734)	$(41,614)

Balance at April 30, 2016	$681	$3,680	$(45,217)	$(40,856)
Other comprehensive income (loss), before reclassifications and tax	-	680	(9,336)	(8,656)
Tax impact	-	(258)	-	(258)
Reclassification adjustments, before tax	5	-	-	5
Tax impact	(2)	-	-	(2)
Net current period other comprehensive income (loss)	3	422	(9,336)	(8,911)
Balance at July 31, 2016	$684	$4,102	$(54,553)	$(49,767)

The components of accumulated other comprehensive income (loss), net of tax, for the nine months ended July 31, 2017 and 2016 are as follows:

(in thousands)	Unamortized Net Gains (Losses) on Derivatives(1)	Net Unrealized Holding Gains (Losses) on Available-for- Sale Investments(2)	Foreign Currency Translation Adjustments	Total
Balance at October 31, 2016	$687	$2,943	$(61,213)	$(57,583)
Other comprehensive income (loss), before reclassifications and tax	(684)	1,396	15,479	16,191
Tax impact	271	(539)	-	(268)
Reclassification adjustments, before tax	74	-	-	74
Tax impact	(28)	-	-	(28)
Net current period other comprehensive income (loss)	(367)	857	15,479	15,969
Balance at July 31, 2017	$320	$3,800	$(45,734)	$(41,614)

Balance at October 31, 2015	$674	$3,733	$(52,993)	$(48,586)
Other comprehensive income (loss), before reclassifications and tax	-	657	(1,560)	(903)
Tax impact	-	(246)	-	(246)
Reclassification adjustments, before tax	16	(83)	-	(67)
Tax impact	(6)	41	-	35
Net current period other comprehensive income (loss)	10	369	(1,560)	(1,181)
Balance at July 31, 2016	$684	$4,102	$(54,553)	$(49,767)

(1)	Amounts reclassified from accumulated other comprehensive income (loss), net of tax, represent the amortization of net gains (losses) on qualifying derivative financial instruments designated as cash flow hedges over the life of the Company's Senior Notes into interest expense on the Consolidated Statements of Income.

(2)	Amounts reclassified from accumulated other comprehensive income (loss), net of tax, represent gains (losses) on disposal of available- for-sale securities and were recorded in gains and other investment income, net, on the Consolidated Statements of Income.

18.	Earnings per Share

The following table sets forth the calculation of earnings per basic and diluted share for the three and nine months ended July 31, 2017 and 2016:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(in thousands, except per share data)	2017	2016	2017	2016
Net income attributable to Eaton Vance Corp. shareholders	$67,361	$62,899	$200,047	$176,252

Weighted-average shares outstanding – basic	111,284	109,533	110,540	110,275
Incremental common shares	5,767	4,277	5,211	3,769
Weighted-average shares outstanding – diluted	117,051	113,810	115,751	114,044

Earnings per share:
Basic	$0.61	$0.57	$1.81	$1.60
Diluted	$0.58	$0.55	$1.73	$1.55

Antidilutive common shares related to stock options and unvested restricted stock excluded from the computation of earnings per diluted share were approximately 3.0 million and 10.5 million for the three months ended July 31, 2017 and 2016, respectively, and approximately 3.9 million and 12.2 million for the nine months ended July 31, 2017 and 2016, respectively.

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

Sponsored funds

The Company is an investment adviser to, and has administrative agreements with, certain sponsored funds, privately offered equity funds and closed-end funds for which employees of the Company are officers and/or directors. Revenues for services provided or related to these funds for the three and nine months ended July 31, 2017 and 2016 are as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(in thousands)	2017	2016	2017	2016
Management fees	$239,319	$203,973	$681,027	$599,371
Distribution fees	19,225	17,146	56,504	51,085
Service fees	30,515	27,150	89,493	80,203
Shareholder services fees	1,126	546	3,099	1,763
Other revenue	293	809	645	2,058
Total	$290,478	$249,624	$830,768	$734,480

For the three months ended July 31, 2017 and 2016, the Company had investment advisory agreements with certain sponsored funds pursuant to which the Company contractually waived $4.6 million and $3.8 million, respectively, of management fees it was otherwise entitled to receive. For the nine months ended July 31, 2017 and 2016, the Company contractually waived $12.7 million and $11.3 million, respectively, of management fees it was otherwise entitled to receive.

Sales proceeds and net realized gains for the three and nine months ended July 31, 2017 and 2016 from investments in sponsored funds classified as available-for-sale are as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(in thousands)	2017	2016	2017	2016
Proceeds from sales	$5,459	$2	$9,193	$8,300
Net realized gains	14	-	217	162

The Company bears the non-advisory expenses of certain sponsored funds for which it earns an all-in management fee and provides subsidies to startup and other smaller sponsored funds to enhance their competitiveness. For the three months ended July 31, 2017 and 2016, expenses of $10.4 million and $5.8 million, respectively, were incurred by the Company pursuant to these arrangements. For the nine months ended July 31, 2017 and 2016, expenses of $26.3 million and $17.6 million, respectively, were incurred by the Company pursuant to these arrangements.

Included in management fees and other receivables at July 31, 2017 and October 31, 2016 are receivables due from sponsored funds of $98.6 million and $88.7 million, respectively, and payables to sponsored funds of $3.1 million and $1.6 million, respectively.

Loan to affiliate

On December 23, 2015, EVMC, a wholly owned subsidiary of the Company, loaned $5.0 million to Hexavest under a term loan agreement to seed a new investment strategy. The loan renews automatically for an additional one-year period on each anniversary date unless written termination notice is provided by EVMC. The loan earns interest equal to the one-year Canadian Dollar Offered Rate plus 200 basis points, which is payable quarterly in arrears. Hexavest may prepay the loan in whole or in part at any time without penalty. During both the three months ended July 31, 2017 and 2016, the Company recorded $38,000 of interest income related to the loan in gains and other investment income, net, on the Company’s Consolidated Statement of Income. During both the nine months ended July 31, 2017 and 2016, the Company recorded $0.1 million of interest income related to the loan. Interest due from Hexavest under this arrangement included in other assets on the Company’s Consolidated Balance Sheets at both July 31, 2017 and October 31, 2016 was $13,000.

Hexavest agreements

The Company has an agreement with Hexavest whereby the Company compensates Hexavest for sub-advisory services and Hexavest reimburses the Company for a portion of fund subsidies related to certain investment companies for which the Company is the investment adviser. During the three months ended July 31, 2017 and 2016, the Company paid Hexavest $99,000 and $67,000, respectively, in sub-advisory fees, and the Company received from Hexavest $19,000 and $42,000, respectively, for reimbursement of fund subsidies. During the nine months ended July 31, 2017 and 2016, the Company paid Hexavest $0.3 million and $0.2 million, respectively, in sub-advisory fees, and the Company received from Hexavest $0.1 million and $0.2 million, respectively, for reimbursement of fund subsidies. The amount due to Hexavest under this arrangement, which is included in other liabilities on the Company’s Consolidated Balance Sheets at July 31, 2017 and October 31, 2016, was $14,000 and $51,000, respectively.

In addition, the Company has an agreement with Hexavest whereby the Company is reimbursed for placement costs of certain institutional separately managed accounts. During both the three months ended July 31, 2017 and 2016, the Company earned reimbursements of $0.7 million under this arrangement. During the nine months ended July 31, 2017 and 2016, the Company earned $1.7 million and $1.8 million, respectively, under this arrangement. The amount due from Hexavest under this arrangement, which is included in other assets on the Company’s Consolidated Balance Sheets at July 31, 2017 and October 31, 2016, was $0.2 million and $0.3 million, respectively.

Employee loan program

The Company has established an Employee Loan Program under which a program maximum of $20.0 million is available for loans to officers (other than executive officers) and other key employees of the Company for purposes of financing the exercise of employee stock options. Loans outstanding under this program, which are full recourse in nature, are reflected as notes receivable from stock option exercises in shareholders’ equity and amounted to $11.2 million and $12.1 million at July 31, 2017 and October 31, 2016, respectively.

21.	Geographic Information

Revenues by principal geographic area for the three and nine months ended July 31, 2017 and 2016 are as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(in thousands)	2017	2016	2017	2016
Revenue:
U.S.	$377,688	$327,098	$1,077,590	$956,958
International	16,058	14,070	45,747	39,056
Total	$393,746	$341,168	$1,123,337	$996,014

Long-lived assets by principal geographic area as of July 31, 2017 and October 31, 2016 are as follows:

	July 31,	October 31,
(in thousands)	2017	2016
Long-lived Assets:
U.S.	$45,037	$42,153
International	2,151	2,274
Total	$47,188	$44,427

International revenues and long-lived assets are attributed to countries based on the location in which revenues are earned and where long-lived assets reside.

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

Through our subsidiaries Eaton Vance Management, Atlanta Capital Management Company, LLC (Atlanta Capital), Calvert Research and Management and other affiliates, we manage active equity, income and alternative strategies across a range of investment styles and asset classes, including U.S. and global equities, floating-rate bank loans, municipal bonds, global income, high-yield and investment grade bonds. Through our subsidiary Parametric Portfolio Associates LLC (Parametric), we manage a range of engineered alpha strategies, including systematic equity, systematic alternatives and managed options strategies. Through Parametric, we also provide portfolio implementation and overlay services, including tax-managed and non-tax-managed custom core equity strategies, centralized portfolio management of multi-manager portfolios and customized exposure management services. We also oversee the management of, and distribute, investment funds sub-advised by unaffiliated third-party managers, including global and regional equity and asset allocation strategies. Our breadth of investment management capabilities supports a wide range of products and services offered to fund shareholders, retail managed account investors, institutional investors and high-net-worth clients. Our equity strategies encompass a diversity of investment objectives, risk profiles, income levels and geographic representation. Our income investment strategies cover a broad duration and credit quality range and encompass both taxable and tax-free investments. We also offer a range of alternative investment strategies, including commodity- and currency-based investments and a spectrum of absolute return strategies. As of July 31, 2017, we had $405.6 billion in consolidated assets under management.

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

Business Developments

The Company is pursuing five primary business growth initiatives: (1) capitalizing on the Company’s broad range of high-performing investment strategies to grow sales and gain market share in active management; (2) continuing to pursue the market opportunity for Parametric Custom Core equity and Eaton Vance municipal and corporate bond ladder separate account offerings in the retail and high-net-worth markets; (3) further developing the Company’s global investment capabilities and international distribution and client service resources to address identified market opportunities outside the United States; (4) advancing NextShares™ exchange-traded managed funds toward commercial success; and (5) acquiring and integrating complementary investment management businesses in a period of potential industry consolidation.

As of July 31, 2017, the Company offered 69 U.S. mutual funds rated four or five stars by Morningstar™ for at least one class of shares, including 26 funds rated five stars for at least one class of shares. Although actively managed strategies as a whole are losing share to passive investments, the Company believes that top-performing active strategies can continue to grow, particularly in asset classes where competition versus passive alternatives is less acute. In the first nine months of fiscal 2017, net flows into the Company’s active strategies totaled $8.0 billion.

The Company continues to experience strong growth in its Parametric Custom Core equity and Eaton Vance laddered municipal and corporate bond separate account offerings to the retail and high-net-worth markets. Compared to index mutual funds and exchange-traded funds, rules-based separately managed accounts can provide clients with greater ability to tailor their market exposures to achieve better tax outcomes and to reflect client-specified responsible investing criteria, factor tilts and portfolio exclusions. In the first nine months of fiscal 2017, net inflows into Parametric Custom Core and Eaton Vance laddered municipal and corporate bond strategies offered as retail managed accounts and high-net-worth separate accounts totaled $14.4 billion.

Outside the United States, the Company continues to expand investment staff and commit additional client service and distribution resources to support business growth. On February 1, 2017, Eaton Vance Asia Pacific, Ltd. (Eaton Vance Asia Pacific) opened a Tokyo-based representative office to provide relationship management and client service support to clients in Japan and other parts of Asia. In the first nine months of fiscal 2017, the Company’s net inflows from clients outside the United States totaled $3.2 billion.

NextShares continue to progress toward broad market availability. As of the end of the third quarter of fiscal 2017, eight NextShares funds from three different fund families were available in the marketplace. Additional NextShares funds in registration include the Calvert Ultra-Short Income NextShares. UBS Wealth Management Americas has announced its intent to begin offering NextShares through its U.S. financial advisors network by the end of 2017, which the Company believes will stimulate growth in NextShares managed assets.

On December 30, 2016, Calvert Research and Management, a newly formed Eaton Vance subsidiary, completed the purchase of substantially all of the business assets of Calvert Investment Management, Inc. (Calvert). At acquisition, Calvert had $11.9 billion of managed assets. Of this, $2.1 billion was previously included in the Company’s consolidated managed assets because Atlanta Capital is sub-adviser to one of the Calvert-sponsored mutual funds (Calvert Funds). The Calvert Funds are one of the largest and most diversified families of responsibly invested mutual funds, encompassing actively and passively managed equity, fixed income and asset allocation strategies managed in accordance with the Calvert Principles for Responsible Investment. Responsible investing is a leading trend in asset management, appealing to the growing universe of investors who seek both financial returns and positive societal impact from their investments. The Calvert Funds are now being offered through Eaton Vance Distributors, with greatly expanded market reach. Asset flows into Calvert Funds and Calvert-managed separate accounts turned positive in the third quarter of fiscal 2017, contributing to a 4 percent increase in Calvert Research and Management’s assets under management during the period.

Consolidated Assets under Management

Prevailing equity and income market conditions and investor sentiment affect the sales and redemptions of our investment products, managed asset levels, operating results and the recoverability of our investments. During the third quarter and first nine months of fiscal 2017, the S&P 500 Index, a broad measure of U.S. equity market performance, had total returns of 3.4 percent and 17.0 percent, respectively, and the MSCI Emerging Market Index, a broad measure of emerging market equity performance, had total returns of 8.8 percent and 18.1 percent, respectively. Over the same period, the Barclays U.S. Aggregate Bond Index, a broad measure of U.S. bond market performance, had total returns of 1.3 percent and 0.4 percent, respectively.

Consolidated assets under management increased by $71.2 billion, or 21 percent, to $405.6 billion on July 31, 2017 from the $334.4 billion reported a year earlier. The year-over-year increase in consolidated assets under management reflects net inflows of $34.7 billion, market appreciation in managed assets of $26.5 billion, and $9.9 billion of new managed assets gained in the acquisition of the business assets of Calvert.

The following tables summarize our consolidated assets under management by investment mandate, investment vehicle and investment affiliate as of July 31, 2017 and 2016. Within the investment mandate table, the “Portfolio Implementation” category consists of Parametric’s custom core equity strategies and centralized portfolio management services, and the “Exposure Management” category consists of Parametric’s futures- and options-based customized exposure management services.

Consolidated Assets under Management by Investment Mandate (1)(2)

	July 31,
(in millions)	2017	% of Total	2016	% of Total	% Change
Equity(3)(4)	$110,198	27%	$91,826	27%	20%
Fixed income(4)(5)	68,708	17%	59,371	18%	16%
Floating-rate income(4)	38,754	10%	32,397	10%	20%
Alternative(4)	11,877	3%	9,961	3%	19%
Portfolio implementation	93,285	23%	72,428	22%	29%
Exposure management(2)	82,763	20%	68,407	20%	21%
Total	$405,585	100%	$334,390	100%	21%

(1)	Consolidated Eaton Vance Corp. See table on page 51 for managed assets and flows of 49 percent-owned Hexavest Inc.
(2)	Reported consolidated assets under management exclude client positions in exposure management mandates identified as transitory in nature. As of July 31, 2017, such positions totaled $12.6 billion.
(3)	Includes balanced and multi-asset mandates.
(4)	In the second quarter of fiscal 2017, the Company reclassified among investment mandates certain managed assets. The above presentation of prior year results has been revised for comparability purposes. The reclassification does not affect total consolidated assets under management for any period.
(5)	Includes cash management mandates.

Equity assets under management included $36.6 billion and $31.7 billion of assets managed for after-tax returns on July 31, 2017 and 2016, respectively. Portfolio implementation assets under management included $65.7 billion and $48.2 billion of assets managed for after-tax returns on July 31, 2017 and 2016, respectively. Fixed income assets included $39.2 billion and $35.4 billion of municipal income assets on July 31, 2017 and 2016, respectively.

Consolidated Assets under Management by Investment Vehicle(1)(2)

	July 31,
(in millions)	2017	% of Total	2016	% of Total	% Change
Open-end funds(3)(4)	$95,797	24%	$74,699	23%	28%
Private funds(5)	32,289	8%	27,661	8%	17%
Closed-end funds(6)	24,648	6%	23,999	7%	3%
Institutional separate account assets(2)(4)	154,253	38%	134,580	40%	15%
High-net-worth separate account assets	36,439	9%	25,823	8%	41%
Retail managed account assets	62,159	15%	47,628	14%	31%
Total	$405,585	100%	$334,390	100%	21%

(1)	Consolidated Eaton Vance Corp. See table on page 51 for managed assets and flows of 49 percent-owned Hexavest Inc.
(2)	Reported consolidated assets under management exclude client positions in exposure management mandates identified as transitory in nature. As of July 31, 2017, such positions (held as institutional separate accounts) totaled $12.6 billion.
(3)	Includes assets in NextShares funds.
(4)	Reflects the reclassification from institutional separate accounts to open-end funds of $2.1 billion of managed assets of Calvert Equity Portfolio sub-advised by Atlanta Capital upon the Company’s acquisition of the business assets of Calvert on December 30, 2016.
(5)	Includes privately offered equity, fixed income and floating-rate income funds and CLO entities.
(6)	Includes unit investment trusts.

Consolidated Assets under Management by Investment Affiliate (1)(2)

	July 31,		%
(in millions)	2017	2016	Change
Eaton Vance Management (3)(4)	$160,570	$143,798	12%
Parametric (2)(4)	213,213	171,466	24%
Atlanta Capital (4)(5)	21,476	19,126	12%
Calvert Research and Management (5)	10,326	-	NM (6)
Total	$405,585	$334,390	21%

(1)	Consolidated Eaton Vance Corp. See table on page 51 for managed assets and flows of 49 percent-owned Hexavest Inc.
(2)	Reported consolidated assets under management exclude client positions in exposure management mandates identified as transitory in nature. As of July 31, 2017, such positions (managed by Parametric) totaled $12.6 billion.
(3)	Includes managed assets of Eaton Vance-sponsored funds and accounts managed by Hexavest and unaffiliated third-party advisers under Eaton Vance supervision.
(4)	In the second quarter of fiscal 2017, the Company reclassified among investment affiliates certain managed assets. The above presentation of prior year results has been revised for comparability purposes. The reclassification does not affect total consolidated assets under management for any period.
(5)	Consistent with the Company's policies for reporting the managed assets and flows of investment portfolios for which multiple Eaton Vance affiliates have management responsibilities, the managed assets of Atlanta Capital indicated above include the assets of Calvert Equity Portfolio, for which Atlanta Capital serves as sub-adviser. The total managed assets of Calvert Research and Management, including assets sub-advised by other Eaton Vance affiliates, were $12.5 billion as of July 31, 2017.
(6)	Not meaningful (NM).

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

Consolidated Average Assets under Management by Investment Mandate(1)(2)

	Three Months Ended			Nine Months Ended
	July 31,		%	July 31,		%
(in millions)	2017	2016	Change	2017	2016	Change
Equity(3)(4)	$107,017	$89,564	19%	$101,117	$87,998	15%
Fixed income(4)(5)	67,989	57,916	17%	65,226	55,023	19%
Floating-rate income(4)	37,764	32,268	17%	35,368	32,966	7%
Alternative(4)	11,629	9,916	17%	11,107	9,958	12%
Portfolio implementation	89,512	68,858	30%	82,980	63,783	30%
Exposure management(2)	81,276	66,395	22%	76,224	65,255	17%
Total	$395,187	$324,917	22%	$372,022	$314,983	18%

(1)	Consolidated Eaton Vance Corp. See table on page 51 for managed assets and flows of 49 percent-owned Hexavest Inc.
(2)	Reported consolidated average assets under management exclude client positions in exposure management mandates identified as transitory in nature.
(3)	Includes balanced and multi-asset mandates.
(4)	In the second quarter of fiscal 2017, the Company reclassified among investment mandates certain managed assets. The above presentation of prior year results has been revised for comparability purposes. The reclassification does not affect total consolidated average assets under management for any period.
(5)	Includes cash management mandates.

Consolidated Average Assets under Management by Investment Vehicle(1)(2)

	Three Months Ended			Nine Months Ended
	July 31,		%	July 31,		%
(in millions)	2017	2016	Change	2017	2016	Change
Open-end funds(3)	$94,224	$73,413	28%	$88,343	$72,279	22%
Private funds(4)	31,387	27,128	16%	29,785	26,566	12%
Closed-end funds(5)	24,356	23,731	3%	23,971	23,710	1%
Institutional separate account assets(2)	150,847	129,711	16%	143,368	124,607	15%
High-net-worth separate account assets	34,637	25,020	38%	31,518	24,553	28%
Retail managed account assets	59,736	45,914	30%	55,037	43,268	27%
Total	$395,187	$324,917	22%	$372,022	$314,983	18%

(1)	Consolidated Eaton Vance Corp. See table on page 51 for managed assets and flows of 49 percent-owned Hexavest Inc.
(2)	Reported consolidated average assets under management exclude client positions (held as institutional separate accounts) in exposure management mandates identified as transitory in nature.
(3)	Includes assets in NextShares funds.
(4)	Includes assets in privately offered equity, fixed income and floating-rate income funds and CLO entities.
(5)	Includes assets in unit investment trusts.

Consolidated Net Flows

Consolidated net inflows of $9.1 billion in the third quarter of fiscal 2017 represented 9 percent annualized internal growth in managed assets (consolidated net inflows divided by beginning of period consolidated assets under management). For comparison, the Company had consolidated net inflows of $7.1 billion in the third quarter of fiscal 2016, also equating to 9 percent annualized internal growth in managed assets. On the basis of net contribution to management fee revenue, the Company’s annualized internal revenue growth rate (calculated as the management fees attributed to net new sales divided by management fees attributed to beginning of period assets under management) was 6 percent in the third quarter of fiscal 2017 and 3 percent in the third quarter of fiscal 2016, as the revenue contribution from new sales during each quarter exceeded the revenue lost from redemptions and other withdrawals.

The following tables summarize our consolidated assets under management and asset flows by investment mandate and investment vehicle for the three and nine months ended July 31, 2017 and 2016:

Consolidated Assets under Management and Net Flows by Investment Mandate(1)(2)

	Three Months Ended			Nine Months Ended
	July 31,		%	July 31,		%
(in millions)	2017	2016	Change	2017	2016	Change
Equity assets - beginning of period(3)(4)	$104,666	$88,540	18%	$89,981	$89,890	0%
Sales and other inflows	5,745	3,763	53%	15,955	11,488	39%
Redemptions/outflows	(4,259)	(3,437)	24%	(14,317)	(11,873)	21%
Net flows	1,486	326	356%	1,638	(385)	NM
Assets acquired(5)	-	-	0%	5,704	-	NM
Exchanges	7	(25)	NM	60	(18)	NM
Market value change	4,039	2,985	35%	12,815	2,339	448%
Equity assets - end of period	$110,198	$91,826	20%	$110,198	$91,826	20%
Fixed income assets - beginning of period(4)(6)	66,881	56,356	19%	60,607	52,465	16%
Sales and other inflows	5,516	5,111	8%	16,841	15,735	7%
Redemptions/outflows	(4,178)	(2,711)	54%	(13,006)	(9,991)	30%
Net flows	1,338	2,400	-44%	3,835	5,744	-33%
Assets acquired(5)	-	-	0%	4,170	-	NM
Exchanges	(2)	(3)	-33%	(147)	44	NM
Market value change	491	618	-21%	243	1,118	-78%
Fixed income assets - end of period	$68,708	$59,371	16%	$68,708	$59,371	16%
Floating-rate income assets - beginning of period(4)	36,957	32,688	13%	32,107	35,534	-10%
Sales and other inflows	3,567	2,008	78%	12,874	5,398	138%
Redemptions/outflows	(2,113)	(2,507)	-16%	(6,962)	(8,653)	-20%
Net flows	1,454	(499)	NM	5,912	(3,255)	NM
Exchanges	(8)	6	NM	146	(44)	NM
Market value change	351	202	74%	589	162	264%
Floating-rate income assets - end of period	$38,754	$32,397	20%	$38,754	$32,397	20%
Alternative assets - beginning of period(4)	11,212	9,719	15%	10,687	10,173	5%
Sales and other inflows	1,359	1,182	15%	3,546	3,016	18%
Redemptions/outflows	(666)	(1,009)	-34%	(2,351)	(2,961)	-21%
Net flows	693	173	301%	1,195	55	NM
Exchanges	-	(1)	NM	(7)	-	NM
Market value change	(28)	70	NM	2	(267)	NM
Alternative assets - end of period	$11,877	$9,961	19%	$11,877	$9,961	19%
Portfolio implementation assets - beginning of period	86,376	66,132	31%	71,426	59,487	20%
Sales and other inflows	5,869	5,857	0%	18,160	16,801	8%
Redemptions/outflows	(2,790)	(2,946)	-5%	(9,260)	(7,253)	28%
Net flows	3,079	2,911	6%	8,900	9,548	-7%
Exchanges	5	-	NM	5	(13)	NM
Market value change	3,825	3,385	13%	12,954	3,406	280%
Portfolio implementation assets - end of period	$93,285	$72,428	29%	$93,285	$72,428	29%
Exposure management assets - beginning of period	80,921	65,235	24%	71,572	63,689	12%
Sales and other inflows	17,734	13,663	30%	56,293	37,530	50%
Redemptions/outflows	(16,649)	(11,912)	40%	(47,897)	(34,661)	38%
Net flows	1,085	1,751	-38%	8,396	2,869	193%
Market value change	757	1,421	-47%	2,795	1,849	51%
Exposure management assets - end of period(2)	$82,763	$68,407	21%	$82,763	$68,407	21%
Total assets under management - beginning of period	387,013	318,670	21%	336,380	311,238	8%
Sales and other inflows	39,790	31,584	26%	123,669	89,968	37%
Redemptions/outflows	(30,655)	(24,522)	25%	(93,793)	(75,392)	24%
Net flows	9,135	7,062	29%	29,876	14,576	105%
Assets acquired(5)	-	-	0%	9,874	-	NM
Exchanges	2	(23)	NM	57	(31)	NM
Market value change	9,435	8,681	9%	29,398	8,607	242%
Total assets under management - end of period	$405,585	$334,390	21%	$405,585	$334,390	21%

(1)	Consolidated Eaton Vance Corp. See table on page 51 for managed assets and flows of 49 percent-owned Hexavest Inc.
(2)	Reported consolidated assets under management and net flows exclude client positions in exposure management mandates identified as transitory in nature. As of July 31, 2017, such positions totaled $12.6 billion.
(3)	Includes balanced and multi-asset mandates.
(4)	In the second quarter of fiscal 2017, the Company reclassified among investment mandates certain managed assets and flows. The above presentation of prior year results has been revised for comparability purposes. The reclassification does not affect total consolidated assets under management or total consolidated net flows for any period.
(5)	Managed assets gained in the acquisition of the business assets of Calvert on December 30, 2016. Equity category and total acquired assets under management exclude $2.1 billion of managed assets of Calvert Equity Portfolio sub-advised by Atlanta Capital that were previously included in the Company’s consolidated managed assets as institutional separate account managed assets.
(6)	Includes cash management mandates.

Consolidated Assets under Management and Net Flows by Investment Vehicle(1)(2)

	Three Months Ended			Nine Months Ended
	July 31,		%	July 31,		%
(in millions)	2017	2016	Change	2017	2016	Change
Fund assets - beginning of period(3)	$147,341	$122,902	20%	$125,722	$125,934	0%
Sales and other inflows	9,736	7,571	29%	30,664	22,807	34%
Redemptions/outflows	(7,641)	(6,385)	20%	(24,946)	(22,941)	9%
Net flows	2,095	1,186	77%	5,718	(134)	NM
Assets acquired(4)	-	-	0%	9,821	-	NM
Exchanges(5)	2	(24)	NM	2,186	(84)	NM
Market value change	3,296	2,295	44%	9,287	643	NM
Fund assets - end of period	$152,734	$126,359	21%	$152,734	$126,359	21%
Institutional separate account assets - beginning of period	149,044	126,620	18%	136,451	119,987	14%
Sales and other inflows	21,227	19,501	9%	66,452	51,341	29%
Redemptions/outflows	(19,109)	(15,225)	26%	(56,984)	(42,072)	35%
Net flows	2,118	4,276	-50%	9,468	9,269	2%
Assets acquired(4)	-	-	0%	40	-	NM
Exchanges(5)	-	-	0%	(2,055)	420	NM
Market value change	3,091	3,684	-16%	10,349	4,904	111%
Institutional separate account assets - end of period(2)	$154,253	$134,580	15%	$154,253	$134,580	15%
High-net-worth separate account assets - beginning of period	33,225	24,565	35%	25,806	24,516	5%
Sales and other inflows	3,103	903	244%	9,827	4,583	114%
Redemptions/outflows	(1,347)	(803)	68%	(3,893)	(3,997)	-3%
Net flows	1,756	100	NM	5,934	586	913%
Exchanges	4	1	300%	(31)	(337)	-91%
Market value change	1,454	1,157	26%	4,730	1,058	347%
High-net-worth separate account assets - end of period	$36,439	$25,823	41%	$36,439	$25,823	41%
Retail managed account assets - beginning of period	57,403	44,584	29%	48,401	40,917	18%
Sales and other inflows	5,724	3,609	59%	16,726	11,237	49%
Redemptions/outflows	(2,558)	(2,109)	21%	(7,970)	(6,497)	23%
Net flows	3,166	1,500	111%	8,756	4,740	85%
Assets acquired(4)	-	-	0%	13	-	NM
Exchanges	(4)	(1)	300%	(43)	(30)	43%
Market value change	1,594	1,545	3%	5,032	2,001	151%
Retail managed account assets - end of period	$62,159	$47,628	31%	$62,159	$47,628	31%
Total fund and separate account assets - beginning of period	387,013	318,671	21%	336,380	311,354	8%
Sales and other inflows	39,790	31,584	26%	123,669	89,968	37%
Redemptions/outflows	(30,655)	(24,522)	25%	(93,793)	(75,507)	24%
Net flows	9,135	7,062	29%	29,876	14,461	107%
Assets acquired(4)	-	-	0%	9,874	-	NM
Exchanges	2	(24)	NM	57	(31)	NM
Market value change	9,435	8,681	9%	29,398	8,606	242%
Total assets under management - end of period	$405,585	$334,390	21%	$405,585	$334,390	21%

(1)	Consolidated Eaton Vance Corp. See the table on page 51 for managed assets and flows of 49 percent-owned Hexavest Inc.
(2)	Reported consolidated assets under management and net flows exclude client positions in exposure management mandates identified as transitory in nature. As of July 31, 2017, such positions (held as institutional separate accounts) totaled $12.6 billion.
(3)	Includes assets in cash management funds.
(4)	Managed assets gained in the acquisition of the business assets of Calvert on December 30, 2016. Fund category and total acquired assets under management exclude $2.1 billion of managed assets of Calvert Equity Portfolio sub-advised by Atlanta Capital that were previously included in the Company’s consolidated managed assets as institutional separate account managed assets.
(5)	Reflects the reclassification from institutional separate accounts to funds of $2.1 billion of managed assets of Calvert Equity Portfolio sub-advised by Atlanta Capital upon the Company’s acquisition of the business assets of Calvert on December 30, 2016.

As of July 31, 2017, the Company’s 49 percent-owned affiliate Hexavest Inc. (Hexavest) managed $15.4 billion of client assets, up 7 percent from $14.4 billion of managed assets on July 31, 2016. Other than Eaton Vance-sponsored funds for which Hexavest is adviser or sub-adviser, the managed assets of Hexavest are not included in Eaton Vance consolidated totals.

The following table summarizes assets under management and asset flow information for Hexavest for the three and nine months ended July 31, 2017 and 2016:

Hexavest Assets under Management and Net Flows

	Three Months Ended			Nine Months Ended
	July 31,		%	July 31,		%
(in millions)	2017	2016	Change	2017	2016	Change
Eaton Vance distributed:
Eaton Vance sponsored funds - beginning of period(1)	$262	$226	16%	$231	$229	1%
Sales and other inflows	29	1	NM	62	13	377%
Redemptions/outflows	(147)	(7)	NM	(174)	(32)	444%
Net flows	(118)	(6)	NM	(112)	(19)	489%
Market value change	7	11	-36%	32	21	52%
Eaton Vance sponsored funds - end of period	$151	$231	-35%	$151	$231	-35%
Eaton Vance distributed separate accounts - beginning of period(2)	2,138	2,557	-16%	2,492	2,440	2%
Sales and other inflows	455	28	NM	725	54	NM
Redemptions/outflows	(23)	(59)	-61%	(903)	(94)	861%
Net flows	432	(31)	NM	(178)	(40)	345%
Market value change	85	132	-36%	341	258	32%
Eaton Vance distributed separate accounts - end of period	$2,655	$2,658	0%	$2,655	$2,658	0%
Total Eaton Vance distributed - beginning of period	2,400	2,783	-14%	2,723	2,669	2%
Sales and other inflows	484	29	NM	787	67	NM
Redemptions/outflows	(170)	(66)	158%	(1,077)	(126)	755%
Net flows	314	(37)	NM	(290)	(59)	392%
Market value change	92	143	-36%	373	279	34%
Total Eaton Vance distributed - end of period	$2,806	$2,889	-3%	$2,806	$2,889	-3%
Hexavest directly distributed - beginning of period(3)	12,065	11,435	6%	11,021	11,279	-2%
Sales and other inflows	249	308	-19%	850	610	39%
Redemptions/outflows	(210)	(734)	-71%	(815)	(1,505)	-46%
Net flows	39	(426)	NM	35	(895)	NM
Market value change	534	513	4%	1,582	1,138	39%
Hexavest directly distributed - end of period	$12,638	$11,522	10%	$12,638	$11,522	10%
Total Hexavest assets - beginning of period	14,465	14,218	2%	13,744	13,948	-1%
Sales and other inflows	733	337	118%	1,637	677	142%
Redemptions/outflows	(380)	(800)	-53%	(1,892)	(1,631)	16%
Net flows	353	(463)	NM	(255)	(954)	-73%
Market value change	626	656	-5%	1,955	1,417	38%
Total Hexavest assets - end of period	$15,444	$14,411	7%	$15,444	$14,411	7%

(1)	Managed assets and flows of Eaton Vance-sponsored pooled investment vehicles for which Hexavest is adviser or sub-adviser. Eaton Vance receives management fees (and in some cases also distribution fees) on these assets, which are included in the Eaton Vance consolidated assets under management and flows.
(2)	Managed assets and flows of Eaton Vance-distributed separate accounts managed by Hexavest. Eaton Vance receives distribution fees, but not management fees, on these assets, which are not included in the Eaton Vance consolidated assets under management and flows.
(3)	Managed assets and flows of pre-transaction Hexavest clients and post-transaction Hexavest clients in Canada. Eaton Vance receives no management fees or distribution fees on these assets, which are not included in the Eaton Vance consolidated assets under management and flows.

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

The following table provides a reconciliation of net income attributable to Eaton Vance Corp. shareholders and earnings per diluted share to adjusted net income attributable to Eaton Vance Corp. shareholders and adjusted earnings per diluted share, respectively, for the three and nine months ended July 31, 2017 and 2016:

	Three Months Ended			Nine Months Ended
	July 31,		%	July 31,		%
(in thousands, except per share data)	2017	2016	Change	2017	2016	Change
Net income attributable to Eaton Vance Corp. shareholders	$67,361	$62,899	7%	$200,047	$176,252	14%
Non-controlling interest value adjustments(1)	3	(10)	NM	(71)	123	NM
Closed-end fund structuring fees, net of tax(2)	2,139	1,401	53%	2,139	1,401	53%
Loss on extinguishment of debt, net of tax(3)	3,346	-	NM	3,346	-	NM
Adjusted net income attributable to Eaton Vance Corp. shareholders	$72,849	$64,290	13%	$205,461	$177,776	16%

Earnings per diluted share	$0.58	$0.55	5%	$1.73	$1.55	12%
Non-controlling interest value adjustments	-	-	-	-	-	-
Closed-end fund structuring fees, net of tax	0.01	0.01	-	0.02	0.01	100%
Loss on extinguishment of debt, net of tax	0.03	-	NM	0.03	-	NM
Adjusted earnings per diluted share	$0.62	$0.56	11%	$1.78	$1.56	14%

(1)	Please see page 62, "Net Income Attributable to Non-controlling and Other Beneficial Interests," for a further discussion of the non-controlling interest value adjustments referenced above.
(2)	For the three and nine months ended July 31, 2017, reflects structuring fees of $3.5 million (net of the associated impact to taxes of $1.4 million) paid in connection with the July 2017 initial public offering of Eaton Vance Floating-Rate 2022 Target Term Trust. For the three and nine months ended July 31, 2016, reflects structuring fees of $2.3 million (net of the associated impact to taxes of $0.9 million) paid in connection with the May 2016 initial public offering of Eaton Vance High Income 2021 Target Term Trust.
(3)	Reflects the $5.4 million loss on extinguishment of debt associated with retiring the remaining $250 million aggregate principal amount of the Company's 6.5 percent senior notes due October 2, 2017 in May, net of the associated impact to taxes of $2.1 million.

The 7 percent increase in net income attributable to Eaton Vance Corp. shareholders in the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016 can be primarily attributed to the following:

•	An increase in revenue of $52.6 million, or 15 percent, primarily reflecting growth in managed assets, partially offset by lower average fee rates.
•	An increase in expenses of $38.3 million, or 16 percent, primarily reflecting increases in compensation, distribution expense, service fee expense, amortization of deferred sales commissions, fund-related expenses and other operating expenses. The increase in compensation expense is driven by the Calvert acquisition at the end of the 2016 calendar year, increased headcount and operating income-based bonus accruals, and employee termination costs. The increase in non-compensation related costs is due to higher service and distribution fees related to higher fund average assets under management, closed-end structuring fees, higher marketing and promotion costs, certain fund reimbursements made by the Company in the third quarter of fiscal 2017 and one-time legal and consulting costs incurred in conjunction with the investigation of fraudulent activities of a former trader.
•	A $2.4 million increase in gains and other investment income, net, primarily related to the Company’s investments in sponsored funds.
•	A $1.2 million decrease in interest expense, primarily reflecting the May 2017 retirement of $250 million in aggregate principal amount of the Company’s 6.5 percent senior notes due October 2, 2017 (2017 Senior Notes) and the April 2017 issuance of $300 million in aggregate principal amount of 3.5 percent senior notes due April 6, 2027 (2027 Senior Notes).

•	A $5.4 million loss on extinguishment of debt related to the costs incurred on the retirement of the 2017 Senior Notes referenced above.
•	A $0.1 million decrease in income contribution from the Company’s consolidated CLO entities driven by the deconsolidation of the Company’s formerly consolidated CLO entity in the fourth quarter of fiscal 2016.
•	An increase in income taxes of $2.7 million, reflecting the increase in the Company’s income before taxes offset by a decrease in the effective tax rate.
•	A decrease in equity in net income of affiliates, net of tax, of $0.6 million, reflecting a decrease in the Company’s proportionate net interest in the earnings of Hexavest.
•	An increase in net income attributable to non-controlling and other beneficial interests of $4.6 million, primarily reflecting an increase in net income attributable to non-controlling interest holders in the Company’s consolidated sponsored funds and majority owned subsidiaries, partially offset by a decrease in the net income of consolidated CLOs attributable to other beneficial interest holders.

Weighted average diluted shares outstanding increased by 3.2 million shares, or 3 percent, in the third quarter of fiscal 2017 from the third quarter of fiscal 2016, primarily reflecting an increase in the dilutive effect of in-the-money options and unvested restricted stock, an increase in employee option exercises and a decrease in the number of shares repurchased when compared to the same period a year earlier.

The 14 percent increase in net income attributable to Eaton Vance Corp. shareholders in the first nine months of fiscal 2017 compared to the first nine months of fiscal 2016 can be primarily attributed to the following:

•	An increase in revenue of $127.3 million, or 13 percent, primarily reflecting growth in managed assets, partially offset by lower average fee rates.
•	An increase in expenses of $86.1 million, or 12 percent, primarily reflecting increases in compensation, distribution expense, service fee expense, fund-related expenses and other operating expenses. The increase in compensation expense is driven by the Calvert acquisition at the end of the 2016 calendar year, increased headcount and operating income-based bonus accruals, and employee termination costs. Increase in non-compensation related costs is due to higher service and distribution fees related to higher fund average assets under management, closed-end structuring fees, higher marketing and promotion costs, certain fund reimbursements made by the Company in the third quarter of fiscal 2017 and one-time legal and consulting costs incurred in conjunction with the investigation of fraudulent activities of a former trader.
•	A $5.6 million increase in gains and other investment income, net, primarily due to an increase in interest income partially offset by an increase in losses recognized on the Company’s investments in sponsored funds and an increase in foreign currency losses. Gains and other investment income, net, also includes a $1.9 million gain recognized upon release from escrow of payments received in connection with the sale of the Company’s equity interest in Lloyd George Management (BVI) Ltd. (Lloyd George Management) in fiscal 2011.
•	A $0.4 million decrease in interest expense primarily reflecting a reduction in interest expense associated with the May 2017 retirement of $250 million in aggregate principal amount of the Company’s 2017 Senior Notes, partially offset by an increase in interest expense related to the April 2017 issuance of $300 million in aggregate principal amount of the Company’s 2027 Senior Notes.
•	A $5.4 million loss on extinguishment of debt related to the costs incurred on the retirement of the 2017 Senior Notes referenced above.
•	A $12.5 million decrease in income contribution from the Company’s consolidated CLO entities driven by the deconsolidation of the Company’s final consolidated CLO entity in the fourth quarter of fiscal 2016.

•	An increase in income taxes of $11.1 million, or 10 percent, reflecting the increase in the Company’s income before taxes.
•	An increase in equity in net income of affiliates, net of tax, of $0.1 million, primarily reflecting an increase in the Company’s proportionate net interest in the earnings of Hexavest and a private equity partnership, both of which are accounted for under the equity method.
•	A decrease in net income attributable to non-controlling and other beneficial interest holders of $5.4 million, primarily reflecting a decrease in the net income of consolidated CLOs attributable to other beneficial interest holders, partially offset by an increase in net income attributable to non-controlling interest holders in the Company’s consolidated sponsored funds and majority owned subsidiaries.

Weighted average diluted shares outstanding increased by 1.7 million shares, or 1 percent, in the first nine months of fiscal 2017 over the first nine months of fiscal 2016, primarily reflecting the impact of employee option exercises, vesting of restricted stock and share repurchases over the past twelve months as well as an increase in the dilutive effect of in-the-money options and unvested restricted stock.

Revenue

The following table shows our management fees, distribution and underwriter fees, service fees and other revenue for the three and nine months ended July 31, 2017 and 2016:

	Three Months Ended			Nine Months Ended
	July 31,		%	July 31,		%
(in thousands)	2017	2016	Change	2017	2016	Change
Management fees	$339,866	$292,814	16%	$966,148	$852,739	13%
Distribution and underwriter fees	20,114	18,883	7%	58,991	56,216	5%
Service fees	30,515	27,150	12%	89,493	80,203	12%
Other revenue	3,251	2,321	40%	8,705	6,856	27%
Total revenue	$393,746	$341,168	15%	$1,123,337	$996,014	13%

Management fees

The increase in management fees in the third quarter and first nine months of fiscal 2017 from the same periods a year earlier can be primarily attributed to an increase in average consolidated assets under management, partially offset by a decline in our average annualized management fee rate. Average consolidated assets under management increased by 22 percent and 18 percent in the third quarter and first nine months of fiscal 2017 from the same periods a year earlier, respectively. Excluding performance-based fees, average annualized management fee rates decreased to 34.2 basis points and 34.7 basis points in the third quarter and first nine months of fiscal 2017, respectively, from 35.6 basis points and 36.0 basis points in the third quarter and first nine months of fiscal 2016, respectively. Performance-based fees were $0.5 million and $2.7 million in the third quarter of fiscal 2017 and 2016, respectively, and contributed $0.6 million and $2.8 million in the first nine months of fiscal 2017 and 2016, respectively.

The primary drivers of our average annualized management fee rates are the mix of our assets by investment mandate and distribution channel, and the timing and amount of performance fees recognized. Excluding the impact of performance-based fees, changes in average annualized management fee rates for the compared periods primarily reflect the ongoing shift in the Company’s mix of business towards investment mandates and distribution channels with lower fee rates.

Average annualized management fee rates by investment mandate, excluding performance-based fees, for the three and nine months ended July 31, 2017 and 2016 were as follows:

	Three Months Ended			Nine Months Ended
	July 31,		%	July 31,		%
(in basis points on average managed assets)	2017	2016	Change	2017	2016	Change
Equity(1)(2)	61.5	62.7	-2%	62.1	62.5	-1%
Fixed income(1)(2)	37.7	39.8	-5%	38.3	40.2	-5%
Floating-rate income(1)(2)	50.7	51.5	-2%	51.5	51.8	-1%
Alternatives(1)(2)	63.2	63.4	0%	63.0	63.0	0%
Portfolio implementation(1)	14.6	14.8	-1%	14.6	15.0	-3%
Exposure management(1)(3)	5.1	5.2	-2%	5.1	5.2	-2%
Consolidated average annualized management fee rates(1)	34.2	35.6	-4%	34.7	36.0	-4%

(1)	In the second quarter of fiscal 2017, the Company modified its methodology for calculating average annualized management fee rates for quarterly periods to remove the effect of variations in the number of days in a given quarter. The above presentation of prior period results has been revised for comparability purposes.
(2)	In the second quarter of fiscal 2017, the Company reclassified among investment mandates certain managed assets. The above presentation of prior period results has been revised for comparability purposes.
(3)	Excludes management fees attributable to client positions in exposure management mandates identified as transitory in nature.

Average assets under management by investment mandate to which these fee rates apply can be found in the table “Consolidated Average Assets under Management by Investment Mandate” on page 46.

Distribution and underwriter fees

Distribution fees, underwriter fees and other distribution income for the three and nine months ended July 31, 2017 and 2016:

	Three Months Ended			Nine Months Ended
	July 31,		%	July 31,		%
(in thousands)	2017	2016	Change	2017	2016	Change
Distribution fees:
Class A	$199	$156	28%	$539	$490	10%
Class B	184	318	-42%	638	1,055	-40%
Class C	15,417	15,100	2%	45,977	44,956	2%
Class F	375	-	NM	850	-	NM
Class N	20	18	11%	52	64	-19%
Class R	422	354	19%	1,190	991	20%
Private funds	1,558	1,152	35%	4,216	3,281	28%
Total distribution fees	18,175	17,098	6%	53,462	50,837	5%
Underwriter fees	747	743	1%	2,051	2,093	-2%
Other distribution income	1,192	1,042	14%	3,478	3,286	6%
Total distribution and underwriter fees	$20,114	$18,883	7%	$58,991	$56,216	5%

Service fees

Service fee revenue increased 12 percent in both the third quarter and the first nine months of fiscal 2017 from the same periods a year earlier, primarily reflecting an increase in average assets under management in funds and fund share classes subject to service fees.

Other revenue

Other revenue, which consists primarily of shareholder servicing fees, miscellaneous dealer income and Hexavest-related distribution and service revenue, increased 40 percent in the third quarter of fiscal 2017 from the third quarter of fiscal 2016 and increased 27 percent in the first nine months of fiscal 2017 from the same period a year earlier, primarily reflecting an increase in shareholder servicing fees and miscellaneous dealer income.

Expenses

Operating expenses increased by 16 percent, or $38.3 million, in the third quarter of fiscal 2017 from the same period a year earlier, reflecting increases in compensation, distribution expense, service fee expense, amortization of deferred sales commissions, fund-related expenses and other operating expenses. Expenses in connection with the Company’s NextShares initiative totaled approximately $2.0 million in the third quarter of fiscal 2017 compared to $2.4 million in the third quarter of fiscal 2016.

Operating expenses increased by 12 percent, or $86.1 million, in the first nine months of fiscal 2017 from the same period a year earlier, reflecting increases in compensation, distribution expense, service fee expense, amortization of deferred sales commissions, fund-related expenses and other operating expenses. Expenses in connection with the Company’s NextShares initiative totaled approximately $5.8 million in the first nine months of fiscal 2017 compared to $6.0 million in the first nine months fiscal 2016.

The following table shows our operating expenses for the three and nine months ended July 31, 2017 and 2016:

	Three Months Ended			Nine Months Ended
	July 31,		%	July 31,		%
(in thousands)	2017	2016	Change	2017	2016	Change
Compensation and related costs:
Cash compensation	$120,992	$104,063	16%	$352,154	$311,361	13%
Stock-based compensation	21,346	17,764	20%	60,786	54,495	12%
Total compensation and related costs	142,338	121,827	17%	412,940	365,856	13%
Distribution expense	37,160	31,616	18%	100,284	88,338	14%
Service fee expense	28,630	24,831	15%	83,384	73,036	14%
Amortization of deferred sales commissions	4,182	3,861	8%	12,062	11,862	2%
Fund-related expenses	14,029	8,939	57%	36,752	26,133	41%
Other expenses	46,376	43,369	7%	133,528	127,671	5%
Total expenses	$272,715	$234,443	16%	$778,950	$692,896	12%

Compensation and related costs

The following table shows our compensation and related costs for the three and nine months ended July 31, 2017 and 2016:

	Three Months Ended			Nine Months Ended
	July 31,		%	July 31,		%
(in thousands)	2017	2016	Change	2017	2016	Change
Base salaries and employee benefits	$62,271	$55,750	12%	$182,237	$168,933	8%
Stock-based compensation	21,346	17,764	20%	60,786	54,495	12%
Operating income-based incentives	38,975	33,660	16%	110,704	95,490	16%
Sales incentives	17,591	13,155	34%	56,192	41,635	35%
Other compensation expense	2,155	1,498	44%	3,021	5,303	-43%
Total	$142,338	$121,827	17%	$412,940	$365,856	13%

Compensation expense increased by $20.5 million, or 17 percent, in the third quarter of fiscal 2017 from the same period a year earlier. The increase was driven primarily by (1) a $6.5 million increase in base salaries and benefits reflecting fiscal year-end compensation increases and higher headcount primarily due to the Calvert acquisition on December 30, 2016; (2) a $3.6 million increase in stock-based compensation primarily due to higher annual stock-based compensation awards; (3) a $5.3 million increase in operating-income-based incentives due to an increase in pre-bonus adjusted operating income and a modest increase in bonus accrual rates; and (4) a $4.4 million increase in sales-based incentive accruals driven by strong product sales. The $0.7 million increase in other compensation is related to higher employee recruiting and termination costs.

Compensation expense increased by $47.1 million, or 13 percent, in the first nine months of fiscal 2017 from the same period a year earlier. The increase was driven primarily by (1) a $13.3 million increase in base salaries and benefits reflecting fiscal year-end compensation increases and higher headcount primarily due to the Calvert acquisition on December 30, 2016; (2) a $6.3 million increase in stock-based compensation primarily due to higher annual stock-based compensation awards; (3) a $15.2 million increase in operating-income-based incentives due to an increase in pre-bonus adjusted operating income and a modest increase in bonus accrual rates; and (4) a $14.6 million increase in sales-based incentive accruals driven by strong product sales. The $2.3 million decrease in other compensation is related to lower employee recruiting and termination costs.

Distribution expense

The following table shows our distribution expense for the three and nine months ended July 31, 2017 and 2016:

	Three Months Ended			Nine Months Ended
	July 31,		%	July 31,		%
(in thousands)	2017	2016	Change	2017	2016	Change
Class A share commissions	$542	$552	-2%	$1,914	$1,548	24%
Class C share distribution fees	13,306	12,693	5%	39,437	37,582	5%
Closed-end fund structuring fees	3,450	2,291	51%	3,450	2,291	51%
Closed-end fund dealer compensation payments	999	959	4%	2,907	2,870	1%
Intermediary marketing support payments	12,307	10,393	18%	35,645	29,573	21%
Discretionary marketing expenses	6,556	4,728	39%	16,931	14,474	17%
Total	$37,160	$31,616	18%	$100,284	$88,338	14%

Distribution expense increased by $5.5 million, or 18 percent, in the third quarter of fiscal 2017 versus the third quarter of fiscal 2016, primarily reflecting an increase in closed-end fund structuring fees, discretionary marketing expenses related to significant corporate initiatives, and an increase in intermediary marketing support payments driven by both the increase in average managed assets and the acquisition of the Calvert business on December 30, 2016. Distribution expense increased by $11.9 million, or 14 percent, in the first nine months of fiscal 2017 versus the first nine months of fiscal 2016, primarily reflecting an increase in closed-end fund structuring fees, Class A commissions, intermediary marketing support payments driven by the increase in average managed assets and the acquisition of the Calvert business, and an increase in discretionary marketing expenses related to significant corporate initiatives.

Service fee expense

Service fee expense increased by 15 percent, or $3.8 million, in the third quarter of fiscal 2017 from the same period a year earlier, reflecting an increase in average fund assets retained more than one year in funds and share classes that are subject to service fees. Service fee expense increased 14 percent, or $10.3 million, in the first nine months of fiscal 2017 versus the same period a year earlier for the same reason.

Amortization of deferred sales commissions

Amortization expense increased 8 percent, or $0.3 million, in the third quarter of fiscal 2017 from the same period a year earlier, reflecting higher private fund commission and Class C commission amortization offset by lower Class B commission amortization. In the third quarter of fiscal 2017, 50 percent of total amortization related to Class C shares, 1 percent to Class B shares and 49 percent to private funds. In the third quarter of fiscal 2016, 60 percent of total amortization related to Class C shares, 4 percent to Class B shares and 36 percent to private funds.

Amortization expense increased 2 percent, or $0.2 million, in the first nine months of fiscal 2017 compared to the same period a year earlier, reflecting a decrease in average Class B share and Class C share amortization expense offset by an increase in private fund share amortization expense.

Fund-related expenses

Fund-related expenses increased $5.1 million, or 57 percent, in the third quarter of fiscal 2017 over the same period a year earlier, reflecting an increase in fund subsidies, primarily attributable to the addition of the Calvert funds, higher sub-advisory fees paid, an increase in fund expenses borne by the Company on funds for which it earns an all-in fee and $1.9 million of one-time reimbursements made to the funds by the Company. Fund-related expenses increased $10.6 million, or 41 percent, in the first nine months of fiscal 2017 compared to the same period a year earlier for the same reasons.

Other expenses

The following table shows our other expenses for the three and nine months ended July 31, 2017 and 2016:

	Three Months Ended			Nine Months Ended
	July 31,		%	July 31,		%
(in thousands)	2017	2016	Change	2017	2016	Change
Information technology	$18,998	$18,890	1%	$56,415	$54,112	4%
Facilities-related	10,357	10,126	2%	30,294	30,825	-2%
Travel	4,612	4,186	10%	12,308	12,216	1%
Professional services	4,244	3,398	25%	10,702	9,990	7%
Communications	1,460	1,225	19%	4,139	3,895	6%
Amortization of intangible assets	2,239	2,140	5%	6,775	6,514	4%
Other corporate expense	4,466	3,404	31%	12,895	10,119	27%
Total	$46,376	$43,369	7%	$133,528	$127,671	5%

Other expenses increased 7 percent in the third quarter of fiscal 2017 from the same period a year earlier, reflecting higher other corporate expenses largely associated with the Calvert acquisition, professional services, communications, travel and other corporate expense.

Other expenses increased 5 percent in the first nine months of fiscal 2017 from the same period a year earlier, reflecting higher other corporate expenses largely associated with the Calvert acquisition and communications, offset by decreases in facilities-related expenses.

Non-operating Income (Expense)

The main categories of non-operating income (expense) for the three and nine months ended July 31, 2017 and 2016 are as follows:

	Three Months Ended			Nine Months Ended
	July 31,		%	July 31,		%
(in thousands)	2017	2016	Change	2017	2016	Change
Gains and other investment income, net	$5,537	$3,137	77%	$15,319	$9,766	57%
Interest expense	(6,180)	(7,342)	-16%	(21,592)	(22,024)	-2%
Loss on extinguishment of debt	(5,396)	-	NM	(5,396)	-	NM
Other income (expense) of consolidated CLO entity:
Gains and other investment income, net	-	4,467	NM	-	21,654	NM
Interest expense	-	(4,393)	NM	-	(9,107)	NM
Total non-operating income (expense)	$(6,039)	$(4,131)	46%	$(11,669)	$289	NM

Gains and other investment income, net, increased by $2.4 million, or 77 percent, in the third quarter of fiscal 2017 compared to the same period a year earlier, primarily reflecting increased interest earned of $2.8 million and a decrease in net losses on investments of $1.0 million, offset by an increase in foreign currency losses of $1.4 million. In the third quarter of fiscal 2017, we recognized $0.5 million of net losses related to our seed capital investments and associated hedges, compared to net losses of $1.5 million in the third quarter of fiscal 2016.

The decrease in interest expense in the third quarter of fiscal 2017 compared to the same period a year earlier reflects a $3.9 million reduction in interest associated with the retirement of the Company’s 2017 Senior Notes on May 6, 2017, partially offset by a $2.6 million increase in interest expense related to the April 2017 issuance of the Company’s 2027 Senior Notes. In the third quarter of fiscal 2017, the Company also recognized a $5.4 million loss on extinguishment of debt related to costs incurred on the retirement of the 2017 Senior Notes.

Gains and other investment income, net, increased by $5.6 million, or 57 percent, in the first nine months of fiscal 2017 compared to the same period a year earlier, primarily reflecting increased interest earned of $8.1 million offset by increases in net losses on investments of $0.8 million and increases in foreign currency losses of $1.7 million. In the first nine months of fiscal 2017, we recognized $0.9 million of net losses from seed capital investments and associated hedges, compared to net losses of $0.1 million in the first nine months of fiscal 2016. Gains and other investment income, net, for the first nine months of fiscal 2017 includes a $1.9 million gain recognized upon the release from escrow of payments received in connection with the sale of the Company’s equity interest in Lloyd George Management in fiscal 2011.

Interest expense decreased by $0.4 million in the first nine months of fiscal 2017 compared to the same period a year earlier, primarily reflecting a $3.9 million reduction in interest associated with the retirement of the Company’s 2017 Senior Notes on May 6, 2017, partially offset by a $3.3 million increase in interest expense related to the April 2017 issuance of the Company’s 2027 Senior Notes. In the first nine months of fiscal 2017, the Company also recognized a $5.4 million loss on extinguishment of debt related to costs incurred on the retirement of the 2017 Senior Notes.

Income Taxes

Our effective tax rate, calculated as income taxes as a percentage of income before income taxes and equity in net income of affiliates, was 36.9 percent and 37.2 percent in the third quarter and first nine months of fiscal 2017, respectively, compared to 38.8 percent and 37.2 percent in the third quarter and first nine months of fiscal 2016, respectively. Excluding the effect of the previously consolidated CLO entity’s net income (loss) allocated to other beneficial interest holders, our effective tax rate would have been 38.5 percent and 38.6 percent in the third quarter and first nine months of fiscal 2016, respectively.

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

Equity in Net Income of Affiliates, Net of Tax

Equity in net income of affiliates, net of tax, for the third quarter and first nine months of fiscal 2017 primarily reflects our 49 percent equity interest in Hexavest and our seven percent minority equity interest in a private equity partnership managed by a third party. Equity in net income of affiliates, net of tax, was $2.3 million and $8.0 million in the third quarter and first nine months of fiscal 2017, respectively, and $3.0 million and $7.8 million in the respective periods a year earlier.

The following table summarizes the components of equity in net income of affiliates, net of tax, for the three and nine months ended July 31, 2017 and 2016:

	Three Months Ended			Nine Months Ended
	July 31,		%	July 31,		%
(in thousands)	2017	2016	Change	2017	2016	Change
Investment in private equity partnership, net of tax	$(3)	$-	NM	$268	$178	51%
Investment in Hexavest, net of tax and amortization	2,326	2,961	-21%	7,705	7,669	0%
Total	$2,323	$2,961	-22%	$7,973	$7,847	2%

Net Income Attributable to Non-controlling and Other Beneficial Interests

The following table summarizes the components of net income attributable to non-controlling and other beneficial interests for the three and nine months ended July 31, 2017 and 2016:

	Three Months Ended			Nine Months Ended
	July 31,		%	July 31,		%
(in thousands)	2017	2016	Change	2017	2016	Change
Consolidated sponsored funds	$(3,124)	$(343)	811%	$(4,836)	$(327)	NM
Majority-owned subsidiaries	(4,365)	(3,233)	35%	(12,015)	(9,749)	23%
Non-controlling interest value adjustments(1)	(3)	9	NM	71	(124)	NM
Consolidated CLO entities	-	692	NM	-	(12,009)	NM
Net income attributable to non-controlling and other beneficial interests	$(7,492)	$(2,875)	161%	$(16,780)	$(22,209)	-24%

(1) Relates to non-controlling interests redeemable at other than fair value.

Net income attributable to non-controlling and other beneficial interests is not adjusted for taxes due to the underlying tax status of our consolidated subsidiaries, which are treated as partnerships or other pass-through entities for tax purposes.

Changes in Financial Condition, Liquidity and Capital Resources

The following table summarizes certain key financial data relating to our liquidity and capital resources on July 31, 2017 and October 31, 2016 and uses of cash for the nine months ended July 31, 2017 and 2016:

Balance Sheet and Cash Flow Data

	July 31,	October 31,
(in thousands)	2017	2016

Balance sheet data:
Assets:
Cash and cash equivalents	$550,171	$424,174
Management fees and other receivables	201,766	186,172
Total liquid assets	$751,937	$610,346

Investments	$750,168	$589,773

Liabilities:
Debt	$618,582	$571,773

	Nine Months Ended
	July 31,
(in thousands)	2017	2016

Cash flow data:
Operating cash flows	$86,780	$276,499
Investing cash flows	(60,628)	(108,976)
Financing cash flows	96,496	(252,986)

Liquidity and Capital Resources

Liquid assets consist of cash and cash equivalents and management fees and other receivables. Cash and cash equivalents consist of cash and short-term, highly liquid investments that are readily convertible to cash. Management fees and other receivables primarily represent receivables due from sponsored funds and separately managed accounts for investment advisory and distribution services provided. Liquid assets represented 36 percent and 35 percent of total assets on July 31, 2017 and October 31, 2016, respectively. Not included in the liquid asset amounts are $84.4 million and $85.8 million of highly liquid short-term debt securities with remaining maturities between three and twelve months at July 31, 2017 and October 31, 2016, respectively, which are included within investments on our Consolidated Balance Sheets. Our seed investments in consolidated funds and separate accounts are not treated as liquid assets because they may be longer term in nature.

The $141.6 million increase in liquid assets in the first nine months of fiscal 2017 primarily reflects the net proceeds of $296.1 million from the issuance of the 2027 Senior Notes in the second quarter of fiscal 2017, proceeds from net subscriptions received from non-controlling interest holders of $139.8 million, proceeds from the issuance of Non-Voting Common Stock of $104.9 million in connection with the exercise of employee stock options and other employee stock purchases, cash provided by operating activities of $86.8 million, excess tax benefits of $12.1 million associated with stock option exercises and net proceeds of $11.3 million from the sale of investments classified as available-for-sale, offset by total consideration paid to redeem the 2017 Senior Notes of $256.8 million, the repurchase of $100.2 million of Non-Voting Common Stock, the payment of $94.2 million of dividends to shareholders, cash paid in acquisitions of $63.6 million, the purchase of additional non-controlling interests for $9.8 million and the addition of $8.3 million in equipment and leasehold improvements.

On July 31, 2017, our debt consisted of $325 million in aggregate principal amount of 3.625 percent Senior Notes due in June 2023 and $300 million in aggregate principal amount of 3.5 percent Senior Notes due in April 2027.

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

We maintain a $300 million unsecured revolving credit facility with several banks that expires on October 21, 2019. The facility provides that we may borrow at LIBOR-based rates of interest that vary depending on the level of usage of the facility and our credit ratings. The agreement contains financial covenants with respect to leverage and interest coverage and requires us to pay an annual commitment fee on any unused portion. We had no borrowings under our revolving credit facility at July 31, 2017 or at any point during the first nine months of fiscal 2017. We were in compliance with all debt covenants as of July 31, 2017.

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

Recoverability of our Investments

Our $750.2 million of investments as of July 31, 2017 consisted of our 49 percent equity interest in Hexavest, positions in Company-sponsored funds and separate accounts entered into for investment and business development purposes, and certain other investments held directly by the Company. Investments in Company-sponsored funds and separate accounts and investments held directly by the Company are generally in liquid debt or equity securities and are carried at fair market value. We test our investments, other than trading and equity method investments, for impairment on a quarterly basis. We evaluate our investments in non-consolidated CLO entities and investments classified as available-for-sale for impairment using quantitative factors, including how long the investment has been in a net unrealized loss position, and qualitative factors, including the credit quality of the underlying issuer and our ability and intent to continue holding the investment. During the three and nine months ended July 31, 2017, the Company recognized $0.4 million of other-than-temporary impairment losses related to its investment in one non-consolidated CLO entity. If markets deteriorate in the quarters ahead, our assessment of impairment on a quantitative basis may lead us to impair additional investments in future quarters that were in an unrealized loss position at July 31, 2017.

We test our investments in equity method investees, goodwill and indefinite-lived intangible assets for impairment in the fourth quarter of each fiscal year, or as facts and circumstances indicate that additional analysis is warranted. There have been no significant changes in financial condition in the first nine months of fiscal 2017 that would indicate that an impairment loss exists at July 31, 2017.

We periodically review our deferred sales commissions and amortizing identifiable intangible assets for impairment as events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. There have been no significant changes in financial condition in the first nine months of fiscal 2017 that would indicate that an impairment loss exists at July 31, 2017.

Operating Cash Flows

Cash provided by operating activities totaled $86.8 million in the first nine months of fiscal 2017, compared to $276.5 million of cash provided by operating activities in the first nine months of fiscal 2016. The decrease in net cash provided by operating activities year-over-year primarily reflects an increase in net cash used for the purchase of investments in trading securities and a decrease in the cash provided by the operating activities of our previously consolidated CLO entity, partially offset by an increase in the timing differences in the cash settlements of our other assets and liabilities.

Investing Cash Flows

Cash used for investing activities totaled $60.6 million in the first nine months of fiscal 2017 compared to cash used by investing activities of $109.0 million in the first nine months of fiscal 2016. The decrease in cash used by investing activities year-over-year can be primarily attributed to a decrease in the investing activities of our previously consolidated CLO entity of $76.9 million, a decrease in lending to affiliates of $5.0 million and an increase of $19.5 million in the net proceeds from purchases and sales of available-for-sale securities, partially offset by an increase in net cash paid in acquisitions of $53.5 million. The Company’s previously consolidated CLO entity was deconsolidated in the fourth quarter of fiscal 2016.

Financing Cash Flows

Cash provided by financing activities totaled $96.5 million in the first nine months of fiscal 2017 compared to cash used for financing activities of $253.0 million in the first nine months of fiscal 2016. The increase in cash provided by financing activities year-over-year can be primarily attributed to the Company’s issuance of the 2027 Senior Notes, resulting in net proceeds of approximately $296.1 million, offset by $255.4 million of financing cash outflows resulting from the Company’s redemption of the 2017 Senior Notes. The increase can also be attributed to a $142.6 million increase in net subscriptions from non-controlling interest holders, a $104.8 million decrease in repurchases of non-voting common stock and a $51.2 million increase in proceeds from the issuance of non-voting common stock.

In the first nine months of fiscal 2017 we paid $9.8 million to acquire additional interests in Atlanta Capital and Parametric, repurchased and retired a total of 2.3 million shares of our Non-Voting Common Stock for $100.2 million under our authorized repurchase programs and issued 5.0 million shares of our Non-Voting Common Stock in connection with the grant of restricted share awards, the exercise of stock options and other employee stock purchases for total proceeds of $104.9 million. As of July 31, 2017, we have authorization to purchase an additional 6.6 million shares under our current share repurchase authorization and anticipate that future repurchases will continue to be an ongoing use of cash. Our dividends declared per share were $0.840 in the first nine months of fiscal 2017 compared to $0.795 per share in the first nine months of fiscal 2016. We currently expect to declare and pay quarterly dividends on our Voting and Non-Voting Common Stock on a quarterly basis.

Contractual Obligations

We have future obligations under various contracts relating to debt, interest payments and operating leases. Aside from the issuance of the 2027 Senior Notes discussed above, during the nine months ended July 31, 2017 there were no material changes to our contractual obligations as previously reported in our Annual Report on Form 10-K for the year ended October 31, 2016.

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

We have presented all redeemable non-controlling interests at redemption value on our Consolidated Balance Sheet as of July 31, 2017. We have recorded the current quarter change in the estimated redemption value of non-controlling interests redeemable at fair value as a component of additional paid-in capital and have recorded the current quarter change in the estimated redemption value of non-controlling interests redeemable at other than fair value (non-controlling interests redeemable based on a multiple of earnings before interest and taxes of the subsidiary) as a component of net income attributable to non-controlling and other beneficial interests. Based on our calculations, the estimated redemption value of our non-controlling interests, redeemable at either fair value or other than fair value, totaled $189.1 million on July 31, 2017 compared to $109.0 million on October 31, 2016.

Redeemable non-controlling interests as of July 31, 2017 consisted of third-party investors’ ownership in consolidated investment funds of $110.6 million, non-controlling interests in Parametric issued in conjunction with the Clifton acquisition of $6.9 million, non-controlling interests in Parametric issued in conjunction with the Parametric Risk Advisors final put option of $12.1 million and profit interests granted under the long-term incentive plans of Parametric and Atlanta Capital of $37.1 million and $20.1 million, respectively, all of which are redeemable at fair value. Redeemable non-controlling interests as of July 31, 2017 also included non-controlling interests in Atlanta Capital redeemable at other than fair value of $2.2 million. Redeemable non-controlling interests as of October 31, 2016 consisted of third-party investors’ ownership in consolidated investment funds of $24.5 million, non-controlling interests in Parametric issued in conjunction with the Clifton acquisition of $13.9 million, non-controlling interests in Parametric issued in conjunction with the Parametric Risk Advisors final put option of $12.1 million and profit interests granted under the long-term incentive plans of Parametric and Atlanta Capital of $36.4 million and $19.6 million, respectively, all of which are redeemable at fair value. Redeemable non-controlling interests as of October 31, 2016 also included non-controlling interests in Atlanta Capital redeemable at other than fair value of $2.6 million.

Foreign Subsidiaries

We consider the undistributed earnings of certain of our foreign corporations to be indefinitely reinvested in foreign operations as of July 31, 2017. Accordingly, no U.S. income taxes have been provided thereon. As of July 31, 2017, the Company had approximately $58.0 million of undistributed earnings in certain Canadian, United Kingdom, Australian and Japanese foreign corporations that are not available to fund domestic operations or to distribute to shareholders unless repatriated. Repatriation would require the Company to accrue and pay U.S. corporate income taxes. The unrecognized deferred income tax liability on these un-repatriated funds, or temporary difference, is estimated to be $7.1 million at July 31, 2017. The Company does not intend to repatriate these funds, has not previously repatriated funds from these entities and has the financial liquidity to permanently leave these funds offshore.

Off-Balance Sheet Arrangements

We do not invest in any off-balance sheet vehicles that provide financing, liquidity, market or credit risk support or engage in any leasing activities that expose us to any liability that is not reflected in our Consolidated Financial Statements.

Critical Accounting Policies

There have been no updates to our critical accounting policies from those disclosed in Management’s Discussion and Analysis of Financial Condition in our Form 10-K for the fiscal year ended October 31, 2016 other than amendments made to our accounting policy for the consolidation of variable interest entities (VIEs) upon the adoption of amended consolidation guidance on November 1, 2016. The consolidation of VIEs policy is disclosed in Note 1.

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

Item 4. Controls and Procedures

We evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2017. Disclosure controls and procedures are designed to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rule and forms. Disclosure controls and procedures include, without limitation, controls and procedures accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), to allow timely decisions regarding required disclosure. Our CEO and CFO participated in this evaluation and concluded that, as of the date of their evaluation, our disclosure controls and procedures were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding purchases of our Non-Voting Common Stock on a monthly basis during the third quarter of fiscal 2017:

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
May 2017	12,124	$44.68	12,124	7,033,256
June 2017	228,251	$47.81	228,251	6,805,005
July 2017	202,616	$48.35	202,616	6,602,389
Total	442,991	$47.97	442,991	6,602,389

(1)	We announced a share repurchase program on January 11, 2017, which authorized the repurchase of up to 8,000,000 shares of our Non-Voting Common Stock in the open market and in private transactions in accordance with applicable securities laws. This repurchase plan is not subject to an expiration date.

Item 6. Exhibits

(a)	Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Materials from the Eaton Vance Corp. Quarterly Report on Form 10-Q for the quarter ended July 31, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) related Notes to the Consolidated Financial Statements, tagged in detail (furnished herewith).

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EATON VANCE CORP.
(Registrant)

DATE: September 6, 2017	/s/ Laurie G. Hylton
(Signature)
Laurie G. Hylton
Chief Financial Officer

DATE: September 6, 2017	/s/ Julie E. Rozen
(Signature)
Julie E. Rozen
Chief Accounting Officer

