Form 10-K
period 2017-10-31
EATON VANCE CORP
filed 2017-12-20
CIK 350797

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended October 31, 2017

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒

Aggregate market value of Non-Voting Common Stock held by non-affiliates of the Registrant, based on the closing price of $42.93 on April 30, 2017 on the New York Stock Exchange was $4,746,912,227. Calculation of holdings by non-affiliates is based upon the assumption, for these purposes only, that executive officers, directors, and persons holding 5 percent or more of the registrant’s Non-Voting Common Stock are affiliates.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the close of the latest practicable date.

Class:	Outstanding at October 31, 2017
Non-Voting Common Stock, $0.00390625 par value	118,077,872
Voting Common Stock, $0.00390625 par value	442,932

Eaton Vance Corp.

Form 10-K

For the Fiscal Year Ended October 31, 2017

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for Eaton Vance Corp. (Eaton Vance or the Company) includes statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, intentions or strategies regarding the future. All statements, other than statements of historical facts, included in this Annual Report on Form 10-K regarding our financial position, business strategy and other plans and objectives for future operations are forward-looking statements. The terms “may,” “will,” “could,” “anticipate,” “plan,” “continue,” “project,” “intend,” “estimate,” “believe,” “expect” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such words. Although we believe that the assumptions and expectations reflected in such forward-looking statements are reasonable, we can give no assurance that they will prove to be correct or that we will take any actions that may now be planned. Certain important factors that could cause actual results to differ materially from our expectations are disclosed in Item 1A “Risk Factors” of this Annual Report on Form 10-K. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by such factors. We disclaim any intention or obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

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

We conduct our investment management and advisory business through wholly- and majority-owned investment affiliates, which include: Eaton Vance Management, Parametric Portfolio Associates LLC (Parametric), Atlanta Capital Management Company, LLC (Atlanta Capital) and Calvert Research and Management (Calvert). We also offer investment management advisory services through minority-owned Hexavest Inc. (Hexavest).

Through Eaton Vance Management, Atlanta Capital, Calvert and other affiliates, we manage active equity, income and alternative strategies across a range of investment styles and asset classes, including U.S. and global equities, floating-rate bank loans, municipal bonds, global income, high-yield and investment grade bonds. Through Parametric, we manage a range of engineered alpha strategies, including systematic equity, systematic alternatives and managed options strategies. Through Parametric, we also provide portfolio implementation and overlay services, including tax-managed and non-tax-managed Custom Core equity strategies, centralized portfolio management of multi-manager portfolios and customized exposure management services. We also oversee the management of, and distribute, investment funds sub-advised by unaffiliated third-party managers, including global, emerging market and regional equity and asset allocation strategies.

Our breadth of investment management capabilities supports a wide range of products and services offered to fund shareholders, retail managed account investors, institutional investors and high-net-worth clients. Our equity strategies encompass a diversity of investment objectives, risk profiles, income levels and geographic representation. Our income investment strategies cover a broad duration, geographic representation and credit quality range and encompass both taxable and tax-free investments. We also offer a range of alternative investment strategies, including commodity- and currency-based investments and a spectrum of absolute return strategies. Although we manage and distribute a wide range of investment products and services, we operate in one business segment, namely as an investment adviser to funds and separate accounts. As of October 31, 2017, we had $422.3 billion in consolidated assets under management.

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

We also commit significant resources to serving institutional and high-net-worth clients who access investment management services on a direct basis and through investment consultants. Through our wholly- and majority-owned affiliates and consolidated subsidiaries, we manage investments for a broad range of clients in the institutional and high-net-worth marketplace in the U.S. and internationally, including corporations, sovereign wealth funds, endowments, foundations, family offices and public and private employee retirement plans.

Company History

We have been in the investment management business for over 90 years, tracing our history to two Boston-based investment managers: Eaton & Howard, formed in 1924, and Vance, Sanders & Company, organized in 1934. Eaton & Howard, Vance Sanders, Inc. (renamed Eaton Vance Management, Inc. in June 1984 and reorganized as Eaton Vance Management in October 1990) was formed upon the acquisition of Eaton & Howard, Incorporated by Vance, Sanders & Company, Inc. on April 30, 1979. Following the 1979 merger of these predecessor organizations to form Eaton Vance, our managed assets consisted primarily of open-end mutual funds marketed to U.S. retail investors under the Eaton Vance brand and investment counsel services offered directly to high-net-worth and institutional investors. Over the ensuing years, we have expanded our product and distribution efforts to include closed-end, private and offshore funds, retail managed accounts, a broad array of investment strategies and services for institutional and high-net-worth investors, and, most recently, NextSharesTM exchange-traded managed funds (NextShares).

Our long-term growth strategy focuses on developing and growing market-leading investment franchises and expanding our product distribution reach into new channels and geographic markets. The development of leading investment franchises may be achieved either organically or through acquisitions. Recent strategic acquisitions include the purchase of substantially all of the business assets of Calvert Investment Management, Inc. (Calvert Investments) in December 2016, Parametric’s fiscal 2013 purchase of The Clifton Group Investment Management Company (Clifton), and our fiscal 2012 purchase of a 49 percent interest in Hexavest.

On December 30, 2016, Calvert, a newly formed Eaton Vance subsidiary, completed the purchase of substantially all of the business assets of Calvert Investments. Founded in 1976, Calvert Investments became a pioneer in responsible investing in 1982 by launching the first mutual fund to avoid investing in companies doing business in apartheid-era South Africa. At acquisition, Calvert had $11.9 billion of assets under management. Of this, $2.1 billion was previously included in the Company’s consolidated managed assets because Atlanta Capital is sub-adviser to one of the Calvert-sponsored mutual funds (Calvert Funds). The total managed assets of Calvert, including assets sub-advised by other Eaton Vance affiliates, have grown to $12.9 billion at October 31, 2017.

The fiscal 2012 purchase of Clifton, which now operates as Parametric’s Minneapolis investment center, provided Parametric with a market-leading position in futures- and options-based portfolio implementation services and risk-management strategies. Managed assets of Parametric’s Minneapolis investment center have grown from $34.8 billion at purchase in December 2012 to $98.3 billion on October 31, 2017.

In fiscal 2012, we expanded our global equity offerings by acquiring a 49 percent interest in Hexavest, a Montreal-based investment adviser, and became Hexavest’s exclusive distribution partner in all markets outside Canada. Hexavest’s assets under management have grown from $11.0 billion at purchase in August 2012 to $16.0 billion on October 31, 2017.

Investment Managers and Distributors

We conduct our investment management business through Eaton Vance Management, Parametric, Atlanta Capital, Calvert and other direct and indirect subsidiaries, including Boston Management and Research (BMR), Eaton Vance Investment Counsel (EVIC), Eaton Vance Advisers (Ireland) Limited (EVAI), Eaton Vance Management (International) Limited (EVMI), Eaton Vance Advisers International Ltd. (EVAIL) and Eaton Vance Trust Company (EVTC), together encompassing a broad range of investment management capabilities and investment styles. Eaton Vance Management, Parametric, Atlanta Capital, Calvert, BMR, EVIC, EVMI and EVAIL are all registered with the U.S. Securities and Exchange Commission (SEC) as investment advisers under the Investment Advisers Act of 1940 (the Advisers Act). EVAI is registered under the Central Bank of Ireland and provides management services to the Eaton Vance International (Ireland) Funds Plc. EVTC, a trust company, is exempt from registration under the Advisers Act.

Eaton Vance Distributors, Inc. (EVD), a wholly-owned broker-dealer registered under the Securities Exchange Act of 1934 (the Exchange Act), markets and sells the Eaton Vance-, Parametric- and Calvert-branded funds and retail managed accounts. EVMI, a wholly-owned financial services company registered under the Financial Services and Market Act in the United Kingdom, markets our products and services in Europe and certain other international markets. Eaton Vance Management International (Asia) Pte. Ltd. (EVMIA) is a wholly-owned financial services company that markets our products and services in the Asia Pacific region. EVMIA is registered with the Monetary Authority of Singapore and holds a Capital Markets Services License for Fund Management, Dealing in Securities, Trading in Futures Contracts and Leveraged Foreign Exchange Trading. EVMIA also operates under the Singapore Companies Act as overseen by the Accounting and Corporate Regulatory Authority in Singapore. Eaton Vance Asia Pacific, Ltd. (Eaton Vance Asia Pacific), a wholly-owned subsidiary of the Company, opened a Tokyo office in fiscal 2017 to provide relationship management and client service support to clients in Japan and other parts of Asia. Eaton Vance Australia Pty. Ltd., a wholly-owned company registered as an Australian propriety company with the Australian Securities and Investment Commission, markets our products and services in Australia.

We are headquartered in Boston, Massachusetts and also maintain offices in Atlanta, Georgia; Minneapolis, Minnesota; New York, New York; Seattle, Washington; Washington, District of Columbia; Westport, Connecticut; London, England; Singapore; Sydney, Australia; and Tokyo, Japan. Our sales representatives operate throughout the United States and in the United Kingdom, Europe, Asia, Australia and Latin America. We are represented in the Middle East through an agreement with a third-party distributor.

Recent Developments

We are pursuing five primary strategic priorities to support our long-term growth. Those priorities are: (1) capitalizing on our investment performance leadership and distribution strengths to grow sales and gain market share in actively managed investment strategies; (2) extending the success we have had with our Custom Beta lineup of rules-based separately managed accounts; (3) becoming a more global company by building our investment and distribution capabilities outside the United States; (4) positioning NextShares to become the vehicle of choice for investors in actively managed funds in the U.S; and (5) leveraging our Calvert acquisition to lead the growth of responsible investing;.

As of October 31, 2017, we had 68 U.S. mutual funds rated four or five stars by Morningstar™ for at least one class of shares, including 30 funds rated five stars for at least one class of shares. Although actively managed strategies as a whole are losing share to passive investments, we believe that top-performing active strategies can continue to grow, particularly in asset classes where the competition versus passive alternatives is less acute. In fiscal 2017, net flows into our active strategies totaled $9.3 billion.

In fiscal 2017, we continued to experience strong growth in our Custom Beta strategies, which include the Parametric Custom Core equity and Eaton Vance laddered municipal and corporate bond separate account offerings to the retail and high-net-worth markets. Compared to index mutual funds and exchange-traded funds, rules-based separately managed accounts can provide clients with greater ability to tailor their market exposures to achieve better tax outcomes and to reflect client-specified responsible investing criteria and desired portfolio tilts and exclusions. In fiscal 2017, net inflows into our Custom Beta strategies offered as retail managed accounts and high-net-worth separate accounts totaled $17.9 billion.

Outside the United States, the Company continues to expand investment staff and commit additional client service and distribution resources to support business growth. On February 1, 2017, Eaton Vance Asia Pacific opened a Tokyo-based representative office to provide relationship management and client service support to clients in Japan and other parts of Asia. In fiscal 2017, the Company’s net inflows from clients outside the United States totaled $5.1 billion.

Over the past several years, the Company has committed significant resources toward achieving commercial success of its NextShares fund structure. In fiscal 2017, NextShares continued to progress toward broad market availability. As of the end of fiscal 2017, eight NextShares funds from three different fund families were available in the marketplace. On November 20, 2017, together with UBS Financial Services Inc., we announced the availability of NextShares through the UBS brokerage platforms and UBS Strategic Advisor, a non-discretionary advisory program, which the Company believes will stimulate growth in NextShares managed assets beginning in fiscal 2018.

On December 30, 2016, we completed the purchase of substantially all of the business assets of Calvert Investments. The Calvert Funds are one of the largest and most diversified families of responsibly invested mutual funds, encompassing actively and passively managed equity, fixed income and asset allocation strategies managed in accordance with the Calvert Principles for Responsible Investment (Calvert Principles) or other responsible investment criteria. Responsible investing is a leading trend in asset management, appealing to the growing universe of investors who seek both financial returns and positive societal impact from their investments. The Calvert Funds are now being offered through EVD, with greatly expanded market reach.

In developments related to Hexavest, Eaton Vance has elected to maintain the Company’s ownership interest at 49 percent. On December 11, 2017, we notified the employee-owners of Hexavest that we would not be exercising our option to purchase an additional 26 percent interest under the terms of the option agreement entered into when we acquired our Hexavest position in 2012. After careful review, we concluded that Hexavest’s current ownership and governance model are most conducive to their business and investment success at this time. We will continue to work with Hexavest as a major shareholder and as Hexavest’s exclusive distribution partner for non-Canadian markets.

Investment Management Capabilities

We provide investment management and advisory services to retail, high-net-worth and institutional investors through funds and separately managed accounts across a broad range of investment mandates. The following table sets forth consolidated assets under management by investment mandate for the dates indicated:

Consolidated Assets under Management by Investment Mandate(1)

	October 31,
(in millions)	2017	% of Total	2016	% of Total	2015	% of Total
Equity(2)(3)	$113,472	27%	$89,981	27%	$89,890	29%
Fixed income(3)(4)	70,797	17%	60,607	18%	52,465	17%
Floating-rate income(3)	38,819	9%	32,107	10%	35,534	11%
Alternative(3)	12,637	3%	10,687	3%	10,289	3%
Portfolio implementation	99,615	23%	71,426	21%	59,487	19%
Exposure management	86,976	21%	71,572	21%	63,689	21%
Total	$422,316	100%	$336,380	100%	$311,354	100%

(1)	Consolidated Eaton Vance Corp. See table on page 40 for managed assets and flows of 49 percent-owned Hexavest Inc., which are not included in the table above.
(2)	Includes balanced and multi-asset mandates.
(3)	In fiscal 2017, the Company reclassified certain managed assets among investment mandates. Prior years' amounts have been revised for comparability purposes. The reclassification does not affect total consolidated assets under management for any period.
(4)	Includes cash management mandates.

Eaton Vance Investment Affiliates

Our principal investment affiliates, Eaton Vance Management, Parametric, Calvert, Atlanta Capital and Hexavest, offer a range of distinctive strategies. Investment approaches include bottom-up and top-down fundamental active management, rules-based systematic alpha investing, implementation of passive strategies and responsible investing. This broad diversification provides us the opportunity to address a wide range of investor needs and to offer products and services suited for various market environments.

History dating to 1924 | AUM: $164.3 billion[1]

Fundamental active managers: In-depth fundamental analysis is the primary basis for our investment decision-making across a broad range of equity, income and alternative strategies.

Equity	Multi-Asset	Taxable Fixed Income	Floating-Rate Income
Dividend/Global Dividend	Asset Allocation	Cash Management	Floating-Rate Loan
Emerging/Frontier Markets	Balanced	Core Bond/Core Plus
Equity Option	Global Diversified Income	Emerging-Markets Debt	Tax-Exempt Fixed Income
Global Developed		High Yield	Active Trading
Global Small-Cap	Alternative	Inflation-Linked	Floating-Rate Municipals
Health Care	Commodity	Investment-Grade Corporate	High Yield
International Developed	Currency	Laddered Corporate	Laddered Investing
International Small-Cap	Global Macro	Mortgage-Backed Securities	National
Large-Cap Core	Hedged Equity	Multisector	State Specific
Large-Cap Growth	Multi-Strategy Absolute Return	Preferred Securities
Large-Cap Value		Short Duration
Multi-Cap Growth		Taxable Municipal
Real Estate
Small-Cap
Small/Mid-Cap
Tax-Managed

1 Includes managed assets of Eaton Vance Investment Counsel, Eaton Vance Trust Company and Boston Management and Research.

Founded in 1987 | AUM: $224.9 billion

Quantitative, systematic investment managers: Leading systematic asset management delivering elevated, transparent, repeatable outcomes by bringing clarity and accessibility to investment science.

Equity	Options	Alternative	Implementation
Emerging Markets	Absolute Return	Commodity	Centralized Portfolio Management
Global	Covered Call/DeltaShift	Defensive Equity/Volatility Risk Premium
International	Dynamic Hedged Equity		Custom CoreTM
Responsible	Put Selling		Customized Exposure Management
Tax-Managed		Income
U.S.		Dividend Income	Policy Overlay Services
Enhanced Income

History dating to 1976* | AUM: $10.7 billion

Global leaders in Responsible Investing: Actively and passively managed U.S. and international equity, fixed income and asset allocation strategies.

Equity	Indexed Equity	Floating-Rate Income	Tax-Exempt Fixed Income
Large-Cap	International	Floating-Rate Loan	Responsible Municipal
Mid-Cap	U.S. Large-Cap Core
Small-Cap	U.S. Large-Cap Growth	Taxable Fixed Income	Thematic
International	U.S. Large-Cap Value	Short Duration/Ultra-Short	Global Water
International Small/Mid-Cap	U.S. Mid-Cap	Core/Core Plus	Global Energy Solutions
Long Duration
Alternative	Multi-Asset	Green Bond
Absolute-Return Bond	Balanced	High Yield
Asset Allocation

*	On December 30, 2016, Calvert Research and Management, a newly formed Eaton Vance subsidiary, completed its acquisition of substantially all of the business assets of Calvert Investment Management, Inc., which was founded in 1976 and launched in 1982 the first mutual fund to avoid investing in companies doing business in apartheid-era South Africa.

Founded in 1969 | AUM: $22.4 billion

Specialists in high-quality investing: Actively managed high-quality U.S. stock and bond portfolios constructed using bottom-up fundamental analysis.

Equity	Fixed Income
Large-Cap Growth	Core Bond
Mid-Large Cap	Intermediate Duration
Responsible	Short Duration
Small-Cap
SMID-Cap

Founded in 2004 | AUM: $16.0 billion[2]

Top-down global managers: Global equities strategies combining fundamental research and proprietary quantitative models.

Equity
Canadian
Emerging Markets
Global – All Country
Global – Developed
International

[2]	Eaton Vance holds a 49 percent interest in Hexavest Inc. Other than Eaton Vance-sponsored vehicles for which Hexavest is advisor or subadvisor, the managed assets of Hexavest are not included in Eaton Vance consolidated totals.

The following third-party organizations provide investment management services as sub-advisers to certain Eaton Vance- and Calvert-sponsored mutual funds and portfolios:

Eaton Vance	Calvert
BMO Global Asset Management (Asia) Ltd.	Ameritas Investment Partners, Inc.
Goldman Sachs Asset Management, L.P.	Hermes Investment Management Limited
Richard Bernstein Advisors LLC	Milliman Financial Risk Management LLC
Oaktree Capital Management, L.P.

Investment Vehicles

Our consolidated assets under management are broadly diversified by distribution channel and investment vehicle. The following table sets forth our consolidated assets under management by investment vehicle for the dates identified:

Consolidated Assets under Management by Investment Vehicle(1)

	October 31,
		% of		% of		% of
(in millions)	2017	Total	2016	Total	2015	Total
Open-end funds(2)	$97,601	23%	$74,721	22%	$74,838	24%
Closed-end funds(3)	24,816	6%	23,571	7%	24,449	8%
Private funds(4)	34,436	8%	27,430	8%	26,647	8%
Institutional separate accounts	159,986	38%	136,451	41%	119,987	39%
High-net-worth separate accounts	39,715	9%	25,806	8%	24,516	8%
Retail managed accounts	65,762	16%	48,401	14%	40,917	13%
Total	$422,316	100%	$336,380	100%	$311,354	100%

(1)	Consolidated Eaton Vance Corp. See table on page 40 for managed assets and flows of 49 percent-owned Hexavest Inc., which are not included in the table above.
(2)	Includes assets in NextShares funds.
(3)	Includes unit investment trusts.
(4)	Includes privately offered equity, fixed income and floating-rate income funds and collateralized loan obligation entities.

Open-end Funds

As of October 31, 2017, our open-end fund lineup included equity funds, state and national municipal income funds, taxable fixed income and cash management funds, floating-rate bank loan funds, alternative funds and multi-asset funds sold to U.S. and non-U.S. investors.

Our family of equity funds includes a broad range of active strategies, managed both with and without consideration of shareholder tax effects, as well as Calvert-sponsored index funds.

Our equity funds managed for pre-tax returns include large-cap, multi-cap and small-cap funds in value, core and growth styles, dividend and global dividend income funds, international, global, emerging markets, healthcare and real estate funds. Also included in the category are multi-assets funds that generally hold both equities and income securities. Assets under management in non-tax-managed equity funds totaled $32.6 billion on October 31, 2017.

We are a leading sponsor of equity funds managed for after-tax returns, with $8.0 billion in open-end tax-managed equity fund assets under management on October 31, 2017. Our tax-managed equity funds encompass a variety of equity styles and market caps, including large-cap core, large-cap value, multi-cap growth, small-cap, international, emerging markets, global dividend income, global small-cap and equity asset allocation.

The Calvert equity index funds include large-cap core, growth and value, mid-cap and international strategies, as well as global energy and water funds. Managed assets in Calvert equity index funds totaled $1.8 billion on October 31, 2017.

Our family of municipal income mutual funds is one of the broadest in the industry, with 13 national and 18 state-specific funds in 16 different states. As of October 31, 2017, we managed $10.4 billion in open-end municipal income fund assets.

Our taxable fixed income and cash management funds utilize our investment management capabilities in a broad range of fixed income mandates, including mortgage-backed securities, high-grade bond, high-yield bond, multi-sector bond, short- and ultra-short duration income, and cash instruments. Assets under management in open-end taxable income funds totaled $16.7 billion on October 31, 2017.

Since introducing our first floating-rate bank loan fund, Eaton Vance Floating-Rate Advantage Fund, in 1989, we have consistently ranked as one of the largest managers of retail bank loan funds. Assets under management in open-end floating-rate bank loan funds totaled $20.2 billion on October 31, 2017.

The alternative category includes a range of absolute return strategies, as well as commodity- and currency-linked investments. We currently offer four absolute return funds in the U.S. and a global macro strategy that we sell to fund investors outside of the United States. Assets under management in open-end alternative funds totaled $9.7 billion on October 31, 2017.

The U.S. Charitable Gift Trust and its pooled income funds are designed to simplify the process of donating to qualified charities and to provide professional management of pools of donated assets. Assets under management in U.S. Charitable Gift Trust and its pooled income funds, which are included in fund assets under management as described above, totaled $567.1 million at October 31, 2017.

Our Ireland- and Cayman Island-domiciled open-end funds offer a range of investment strategies to non-U.S. investors. At October 31, 2017, managed assets in funds sold outside the U.S., which are included in fund assets under management as described above, totaled $2.3 billion.

As of October 31, 2017, 68 of our U.S. mutual funds were rated 4 or 5 stars by MorningstarTM for at least one class of shares, including 30 five-star rated funds. A good source of performance-related information for our funds is our website, www.eatonvance.com. On our website, investors can also obtain other current information about our product offerings, including investment objective and principal investment policies, portfolio characteristics, expenses and Morningstar ratings.

Closed-end Funds

Our family of closed-end funds includes municipal bond, domestic and global equity, bank loan, multi-sector income and taxable income funds, three of which are term trusts. As of October 31, 2017, we managed $24.8 billion in closed-end fund assets and ranked as the third largest manager of exchange-listed closed-end funds in the U.S. according to Strategic Insight, a fund industry data provider.

Private Funds

The private fund category includes privately offered equity funds designed to meet the diversification and tax-management needs of qualifying high-net-worth investors. We are recognized as a market leader for these types of privately offered equity funds, with $18.1 billion in assets under management as of October 31, 2017. Also included in private funds are equity, floating-rate bank loan and fixed income funds offered to institutional investors. Assets under management in these funds, which include cash instrument entities, collective trusts, leveraged and unleveraged loan funds, and collateralized loan obligation (CLO) entities, totaled $16.4 billion as of October 31, 2017, including $1.5 billion of assets in CLO entities.

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

Institutional separate account assets under management totaled $160.0 billion at October 31, 2017.

High-net-worth Separate Accounts

We offer high-net-worth and family office clients personalized investment counseling services through EVIC. At EVIC, investment counselors work directly with clients to establish long-term financial programs and implement strategies designed for achieving their objectives. The Company has been in this business since the founding of Eaton and Howard in 1924.

Also included in high-net-worth separate accounts are Custom Core equity portfolios managed by Parametric for family offices and high-net-worth individuals. Parametric’s objective in managing these accounts is generally to match the returns of a client-specified equity benchmark and add incremental returns on an after-tax basis and/or to reflect the investment restrictions and exposure tilts specified by the client. Parametric’s offerings for the high-net-worth and family office market also include investment programs that utilize option overlay strategies to help clients customize their risk and return profiles through the use of disciplined options strategies.

High-net-worth separate account assets under management totaled $39.7 billion at October 31, 2017, $35.0 billion of which were managed by Parametric and $4.7 billion of which were managed by EVIC.

Retail Managed Accounts

Retail managed accounts are separate accounts managed for individual investors offered through the retail intermediary distribution channel. We entered this business in the 1990s, offering Eaton Vance Management-managed municipal bond separate accounts, and later expanded our offerings with the addition of Atlanta Capital and Parametric-managed account strategies. Our entry into the retail managed account business allowed us to leverage the strengths of our retail marketing organization and our relationships with major distributors. We now participate in over 50 retail managed account broker-dealer programs.

Included in our retail managed account offerings is our Custom Beta suite of separately managed account strategies, which encompasses Parametric Custom Core equity and Eaton Vance Management laddered municipal bond and corporate bond strategies. The Custom Beta suite offers clients the benefits of passive investing and the ability to customize their investment portfolios to fit their personal preferences and investment objectives. According to Cerulli Associates, an investment research firm, Eaton Vance ranked as the third-largest manager of retail managed account assets as of September 30, 2017. Our retail managed account assets under management totaled $65.8 billion at October 31, 2017.

Investment Management and Related Services

Our direct and indirect wholly-owned subsidiaries Eaton Vance Management and BMR are investment advisers to all Eaton Vance- and Parametric-branded funds, and Calvert is investment adviser to the Calvert funds. Although the specifics of our fund advisory agreements vary, the basic terms are similar. Pursuant to the advisory agreements, Eaton Vance Management, BMR or Calvert provides overall investment management services to each internally advised fund, subject, in the case of funds that are registered under the Investment Company Act of 1940 (1940 Act) (Registered Funds), to the supervision of each fund’s board of trustees or directors (together, trustees) in accordance with the fund’s investment objectives and policies. Parametric, Atlanta Capital, Hexavest and unaffiliated advisory firms act as sub-adviser to Eaton Vance Management, BMR or Calvert for certain funds.

Eaton Vance Management provides administrative services, including personnel and facilities, necessary for the operation of all Eaton Vance- and Parametric-branded funds, and Calvert provides such services for the Calvert Funds, subject to the oversight of each fund’s board of trustees. These services are provided under comprehensive management agreements with certain funds that also include investment advisory services and through separate administrative services agreements with other funds as discussed below. Administrative services include recordkeeping, preparing and filing documents required to comply with federal and state securities laws, legal, fund administration and compliance services, supervising the activities of the funds’ custodians and transfer agents, providing assistance in connection with the funds’ shareholder meetings and other administrative services, including providing office space and office facilities, equipment and personnel that may be necessary for managing and administering the business affairs of the funds. Each agreement remains in effect indefinitely, subject, in the case of Registered Funds, to annual approval by each fund’s board of trustees. The funds generally bear all expenses associated with their operation and the issuance and redemption or repurchase of their securities, except for the compensation of trustees and officers of the fund who are employed by us. Under some circumstances, particularly in connection with the introduction of new funds, Eaton Vance Management, BMR or Calvert may waive a portion of its management fee and/or pay some expenses of the fund.

For Registered Funds, a majority of the independent trustees (i.e., those unaffiliated with us or any adviser controlled by us and deemed non-interested under the 1940 Act) must review and approve the investment advisory and administrative agreements annually. The fund trustees generally may terminate these agreements upon 30 to 60 days’ notice without penalty. Shareholders of Registered Funds generally must approve amendments to the investment advisory agreements.

Eaton Vance Management has entered into an investment advisory and administrative agreement with The U.S. Charitable Gift Trust. In addition, The U.S. Charitable Gift Trust and its pooled income funds have distribution agreements with EVD that provide for reimbursement of the costs of fundraising and servicing donor accounts.

Either Eaton Vance Management, Parametric, Atlanta Capital, Calvert, BMR or EVIC has entered into an investment advisory agreement for each separately managed account and retail managed account program that sets forth the account’s investment objectives and fee schedule, and provides for management of assets in the account in accordance with the stated investment objectives. Our separate account portfolio managers may assist clients in formulating investment strategies.

EVTC is the trustee for each collective investment trust and is responsible for designing and implementing each trust’s investment program or overseeing sub-advisers managing each trust’s investment portfolio. As trustee, EVTC also provides certain administrative and accounting services to each trust. For services provided under each trust’s declaration of trust, EVTC receives a monthly fee based on the average daily net assets of the trust.

Investment counselors and separate account portfolio managers employed by our subsidiaries make investment decisions for the separate accounts we manage, tailoring portfolios to the needs of particular clients. We generally receive investment advisory fees for separate accounts quarterly, based on the value of the assets managed on a particular date, such as the first or last calendar day of a quarter, or, in some instances, on the average assets for the period. These advisory contracts are generally terminable upon 30 to 60 days’ notice without penalty.

The following table shows our management fees earned for the fiscal years ended October 31, 2017, 2016 and 2015:

	Years Ended October 31,
(in thousands)	2017	2016	2015
Investment advisory fees –
Funds	$862,178	$760,137	$804,209
Separate accounts	390,688	342,097	331,075
Administrative fees – funds	65,275	48,964	61,582
Total	$1,318,141	$1,151,198	$1,196,866

Marketing and Distribution of Investment Products

We market and distribute shares of Eaton Vance-, Parametric- and Calvert-branded funds domestically through EVD. EVD sells fund shares through a network of financial intermediaries, including national and regional broker-dealers, banks, registered investment advisors, insurance companies and financial planning firms. The Eaton Vance International (Ireland) Funds Plc. are Undertakings for Collective Investments in Transferable Securities (UCITS) funds domiciled in Ireland and sold by EVMI through certain intermediaries, and in some cases directly, to investors who are citizens of the United Kingdom, member nations of the European Union and other countries outside the United States. The Eaton Vance International (Cayman Islands) Funds are Cayman Island-domiciled funds sold by EVD and EVMI through intermediaries to non-U.S. investors.

Although the firms in our domestic retail distribution network have each entered into selling agreements with EVD, these agreements (which generally are terminable by either party) do not legally obligate the firms to sell any specific amount of our investment products. EVD currently maintains a sales force of approximately 120 external and internal wholesalers who work closely with financial advisors in the retail distribution network to assist in placing Eaton Vance-, Parametric- and Calvert-branded funds.

Certain sponsored mutual funds have adopted distribution plans as permitted by the 1940 Act that provide for the fund to pay EVD distribution fees for the sale and distribution of shares and service fees for personal and/or shareholder account services (12b-1 fees). Each distribution plan and distribution agreement with EVD for the Registered Funds is initially approved and its subsequent continuance must be approved annually by the board of trustees of the respective funds, including a majority of the independent trustees.

EVD makes payments to financial intermediaries that provide marketing support, shareholder recordkeeping and transaction processing, and/or administrative services to the Eaton Vance-, Parametric- and Calvert-branded mutual funds and, in some cases, include some or all of our funds in preferred or specialized selling programs. Payments are typically based on fund net assets, fund sales and/or number of accounts attributable to that financial intermediary. Registered Funds may pay all or a portion of shareholder recordkeeping and transaction processing and/or administrative services provided to their shareholders. Financial intermediaries also may receive payments from EVD in connection with educational or due diligence meetings that include information concerning our funds.

EVD currently sells Eaton Vance-, Parametric- and Calvert-branded mutual funds under six primary pricing structures: front-end load commission (Class A); level-load commission (Class C); Calvert Variable Products, Inc. pricing (Class F); institutional no-load (Class I, Class R6, Class Y and Institutional Class, referred to herein as Class I); retail no-load (Investor Class and Advisers Class, referred to herein as Class N); and retirement plan level-load (Class R).

For Class A shares, the shareholder may be required to pay a sales charge to the selling broker-dealer of up to five percent and an underwriting commission to EVD of up to 75 basis points of the dollar value of the shares sold. Under certain conditions, we waive the sales load on Class A shares and the shares are sold at net asset value. EVD generally receives (and then pays to authorized firms after one year) a distribution and service fee of up to 30 basis points of average net assets annually on Class A shares. In recent years, a growing percentage of the Company’s sales of Class A shares have been made on a load-waived basis through various fee-based programs. EVD does not receive underwriting commissions on such sales.

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

Class R shares are offered at net asset value with no front-end sales charge. The Company receives, and then generally pays to dealers, distribution fees of 25 basis points and service fees of 25 basis points of average net assets annually.

We also sponsor unregistered equity funds that are privately placed by EVD, as placement agent, and by various sub-agents to whom EVD and the subscribing shareholders make sales commission payments. The privately placed equity funds are managed by Eaton Vance Management and BMR.

The marketing and distribution of investment strategies to institutional and high-net-worth clients is subsidiary-specific. Eaton Vance Management has institutional sales, consultant relations and client service teams dedicated to supporting the U.S. marketing and sales of strategies managed by Eaton Vance Management, Calvert and Hexavest. Hexavest maintains its own marketing and distribution team to service institutional clients in Canada. Parametric and Atlanta Capital each maintain subsidiary-specific marketing and distribution teams to sell their respective investment strategies to U.S.-based institutions and high-net-worth investors. Parametric also maintains a dedicated institutional marketing and distribution team focused on the Australian and New Zealand markets. EVMI is otherwise responsible for the institutional marketing and distribution of all Eaton Vance Management-, Parametric-, Atlanta Capital-, Calvert- and Hexavest-advised strategies to institutions outside of North America.

During the fiscal year ended October 31, 2017, there were no customers that provided over 10 percent of our total revenue.

Regulation

Eaton Vance Management, Parametric, Atlanta Capital, Calvert, BMR, EVIC, EVMI and EVAIL are each registered with the SEC under the Advisers Act. The Advisers Act imposes numerous obligations on registered investment advisers, including fiduciary duties, recordkeeping requirements, operational requirements and disclosure obligations. Most Eaton Vance-, Parametric- and Calvert-branded funds are registered with the SEC under the 1940 Act. The 1940 Act imposes additional obligations on fund advisers, including governance, compliance, reporting and fiduciary obligations relating to the management of funds. Except for privately offered funds exempt from registration, each U.S. fund is also required to make notice filings with most states and U.S. territories where it is offered for sale. Virtually all aspects of our investment management business in the U.S. are subject to various federal and state laws and regulations. These laws and regulations are primarily intended to benefit shareholders of the funds and separate account clients and generally grant supervisory agencies and bodies broad administrative powers, including the power to limit or restrict us from carrying on our investment management business in the event we fail to comply with such laws and regulations. In such event, the possible sanctions that may be imposed include the suspension of individual employees, limitations on Eaton Vance Management, Parametric, Atlanta Capital, Calvert, BMR, EVIC, EVMI and EVAIL engaging in the investment management business for specified periods of time, the revocation of any such company’s registration as an investment adviser, and other censures or fines.

Under a final rule and interpretive guidance issued by the Financial Stability Oversight Council (FSOC) in April 2012, certain non-bank financial companies have been designated for the Federal Reserve’s supervision as systemically important financial institutions (SIFIs). Additional non-bank financial companies, which may include large asset management companies such as us, may be designated as SIFIs in the future. If the Company were designated a SIFI, it would be subject to enhanced prudential measures, which could include capital and liquidity requirements, leverage limits, enhanced public disclosures and risk management requirements, annual stress testing by the Federal Reserve, credit exposure and concentration limits, supervisory and other requirements. These heightened regulatory obligations could, individually or in the aggregate, adversely impact the Company’s business and operations.

Eaton Vance Management, Parametric and BMR are registered with the Commodity Futures Trading Commission (CFTC) and the National Futures Association (NFA) as Commodity Pool Operators and Commodity Trading Advisors; other subsidiaries of the Company claim exemptions from registration. In August 2013, the CFTC adopted rules for operators of registered mutual funds that are subject to registration as Commodity Pool Operators generally allowing such commodity pools to comply with SEC disclosure, reporting and recordkeeping rules as the means of complying with CFTC’s similar requirements. These CFTC rules do not, however, relieve registered Commodity Pool Operators from compliance with applicable anti-fraud provisions as well as certain performance reporting and recordkeeping requirements. The Company may incur ongoing costs associated with monitoring compliance with these requirements, including, but not limited to, CFTC and NFA registration and exemption obligations and the periodic reporting requirements of Commodity Pool Operators and Commodity Trading Advisors.

Our mutual funds, privately offered funds and separate accounts that trade CFTC-regulated instruments are also regulated by the CFTC. In the event that Eaton Vance Management, Parametric or BMR fails to comply with applicable requirements, the CFTC may suspend or revoke its registration, prohibit it from trading or doing business with registered entities, impose civil penalties, require restitution and seek fines or imprisonment for criminal violations. In the event that the Eaton Vance clients that trade CFTC-regulated instruments fail to comply with requirements applicable to their trading, they would be subject to the foregoing remedies excluding suspension of license (provided they are not registered). In addition, to the extent any of the entities trade on a futures exchange or Swap Execution Facility, they would be subject to possible sanction for any violation of the facility’s rules.

EVTC is registered as a non-depository Maine Trust Company and is subject to regulation by the State of Maine Bureau of Financial Institutions (Bureau of Financial Institutions). EVTC is subject to certain capital requirements, as determined by the Examination Division of the Bureau of Financial Institutions. At periodic intervals, regulators from the Bureau of Financial Institutions examine the Company’s and EVTC’s financial condition as part of their legally prescribed oversight function. There were no violations by EVTC of these capital requirements in fiscal 2017 or prior years.

EVD is registered as a broker-dealer under the Exchange Act and is subject to regulation by the Financial Industry Regulatory Authority (FINRA), the SEC and other federal and state agencies. EVD is subject to the SEC’s net capital rule designed to enforce minimum standards regarding the general financial condition and liquidity of broker-dealers. Under certain circumstances, this rule may limit our ability to make withdrawals of capital and receive dividends from EVD. EVD’s regulatory net capital consistently exceeded minimum net capital requirements during fiscal 2017. The securities industry is one of the most highly regulated in the United States, and failure to comply with related laws and regulations can result in the revocation of broker-dealer licenses, the imposition of censures or fines, and the suspension or expulsion from the securities business of a firm, its officers or employees.

EVMI has the permission of the Financial Conduct Authority (FCA) to conduct a regulated business in the United Kingdom. EVMI’s primary business purpose is to distribute our investment products in Europe and certain other international markets. Under the Financial Services and Markets Act of the United Kingdom, EVMI is subject to certain liquidity and capital requirements. Such requirements may limit our ability to make withdrawals of capital from EVMI. In addition, failure to comply with such requirements could jeopardize EVMI’s approval to conduct business in the United Kingdom. There were no violations by EVMI of the liquidity and capital requirements in fiscal 2017 or prior years.

EVAI has the permission of the Central Bank of Ireland to conduct its business of providing management services to the Eaton Vance International (Ireland) Funds Plc. EVAI is subject to certain liquidity and capital requirements. Such requirements may limit our ability to make withdrawals of capital from EVAI. There were no violations by EVAI of the liquidity and capital requirements in fiscal 2017 or prior years.

EVMIA has the permission of the Accounting and Corporate Regulatory Authority (ACRA) to conduct a regulated business in Singapore. Under the Monetary Authority of Singapore, EVMIA is subject to certain liquidity and capital requirements. Such requirements may limit our ability to make withdrawals of capital from EVMIA. There were no violations by EVMIA of the liquidity and capital requirements in fiscal 2017 or prior years.

EVAIL obtained authorization from the FCA on August 22, 2017 to become a Full Scope Alternative Investment Fund Manager (AIFM). Effective November 1, 2017, EVAIL acts as a sub-investment manager to Alternative Investment Funds (AIFs), Undertakings for Collective Investment in Transferable Securities (UCITS), funds registered under the 1940 Act and separately managed accounts. Under the Financial Services and Markets Act of the United Kingdom, EVAIL is subject to certain liquidity and capital requirements. Such requirements may limit our ability to make withdrawals of capital from EVAIL. In addition, failure to comply with such requirements could jeopardize EVAIL’s approval to conduct business in the United Kingdom. There were no violations by EVAIL of the liquidity and capital requirements in fiscal 2017.

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

Competition

The investment management business is a highly competitive global industry and we are subject to substantial competition in each of our principal product categories and distribution channels. There are few barriers to entry for new firms and consolidation within the industry continues to alter the competitive landscape. According to the Investment Company Institute, there were approximately 850 investment managers at the end of calendar 2016 that competed in the U.S. mutual fund market. We compete with these firms, many of which have substantially greater resources, on the basis of investment performance, diversity of products, distribution capability, scope and quality of service, fees charged, reputation and the ability to develop new investment strategies and products to meet the changing needs of investors.

In recent years, investor demand for passive investment strategies employed by index mutual funds and index exchange-traded funds (ETFs) has outpaced the demand for higher-fee actively-managed investment strategies. Across many asset classes, actively-managed strategies as a whole are experiencing net outflows. While our Custom Beta lineup of rules-based separate managed accounts, Calvert index funds and other passive strategies are positioned to benefit from market demand for passive investment strategies, a large majority of our management fee revenue is derived from active strategies. The continuing shift in market demand toward index funds and other passive strategies reduces opportunities for active managers and may accelerate fee compression.

In the retail fund channel, we compete with other mutual fund management, distribution and service companies that distribute through affiliated and unaffiliated sales forces, broker-dealers and direct sales to the public. According to the Investment Company Institute, at the end of calendar 2016 there were over 9,500 open-end registered funds of varying sizes and investment objectives whose shares were being offered to the public in the United States. We rely primarily on intermediaries to distribute our products and pursue sales relationships with all types of intermediaries to broaden our distribution network. A failure to maintain strong relationships with intermediaries that distribute our products in the retail fund channel could adversely affect our gross and net sales, assets under management, revenue and financial condition.

We are also subject to substantial competition in the retail managed account channel from other investment management firms. Sponsors of retail managed account programs limit the number of approved managers within their programs and firms compete based on investment performance and other considerations to win and maintain positions in these programs.

In the high-net-worth and institutional separate account channels, we compete with other investment management firms based on the breadth of product offerings, investment performance, strength of reputation, price and the scope and quality of client service.

Employees

On October 31, 2017, we and our controlled subsidiaries had 1,638 full-time and part-time employees. On October 31, 2016, the comparable number was 1,510.

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

Item 1A. Risk Factors

We are subject to substantial competition in all aspects of our investment management business. Our funds and separate accounts compete against a large number of investment products and services sold to the public by investment management companies, investment dealers, banks, insurance companies and others. Many institutions we compete with have greater financial resources than us and there are few barriers to entry. We compete with these firms on the basis of investment performance, diversity of products, distribution capability, scope and quality of services, reputation and the ability to develop new investment strategies and products to meet the changing needs of investors. To the extent that current or potential customers decide to invest in products sponsored by our competitors, the sales of our products as well as our market share, revenue and net income could decline. Our actively managed investment strategies compete not only against other active strategies, but also against similarly positioned index strategies. The continuing shift in market demand toward index funds and other passive strategies reduces opportunities for active managers and may accelerate fee compression. To the extent that trend continues, our business could be adversely affected.

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

Our investment advisory agreements are subject to termination on short notice or non-renewal. We derive almost all of our revenue from management fees, distribution income and service fees received from managed funds and separate accounts. As a result, we are dependent upon management contracts, administrative contracts, distribution contracts, underwriting contracts or service contracts under which these fees are paid. Generally, these contracts are terminable upon 30 to 60 days’ notice without penalty. If any of these contracts are terminated, not renewed, or amended to reduce fees, our financial results could be adversely affected.

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

We could be adversely affected by changes in tax laws. Currently proposed and future changes in U.S. tax policy may affect us to a greater degree than many of our competitors because we manage significant assets in funds and separate accounts with an after-tax return objective. In addition, the currently proposed reduction in the federal tax rate for corporations may lower the carrying value of our deferred tax assets due to change in future tax rates.

Exposure to additional tax liabilities could have a material impact on our financial condition, results of operations and/or liquidity. Tax authorities may disagree with certain positions we take and assess additional taxes. We regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provision. However, there can be no assurance that we will accurately predict the outcomes of these audits, and the actual outcomes of these audits could have a material impact on our financial statements. We are subject to ongoing tax audits in various jurisdictions, including several states. Changes in tax laws or tax rulings could materially impact our effective tax rate.

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

Our success depends on key personnel and our financial performance could be negatively affected by the loss of their services. Our success depends upon our ability to attract, retain and motivate qualified portfolio managers, analysts, investment counselors, sales and management personnel and other key professionals, including our executive officers. Our key employees generally do not have employment contracts and may voluntarily terminate their employment at any time. Certain senior executives and the non-employee members of our Board of Directors are subject to our mandatory retirement policy at age 65 and age 74, respectively. The loss of the services of key personnel or our failure to attract replacement or additional qualified personnel could negatively affect our financial performance. An increase in compensation to attract or retain personnel could result in a decrease in net income.

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

Success of our NextShares initiative is highly uncertain. In recent years, the Company has devoted substantial resources to the development of NextShares, a new type of actively managed fund designed to provide better performance for investors. The Company made progress advancing its NextShares initiative in fiscal 2017, and expects to continue the staged introduction of NextShares in fiscal 2018. Broad market adoption and commercial success requires the development of expanded distribution, the launch of NextShares by other fund sponsors and acceptance by market participants, which cannot be assured.

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

Expansion into international markets and the introduction of new products and/or services increases our operational, regulatory and other risks. We continue to increase our product offerings and international business activities. As a result of such expansion, we face increased operational, regulatory, compliance and reputational risks. The failure of our compliance and internal control systems to properly mitigate such additional risks, or of our operating infrastructure to support such expansion, could result in operational failures and regulatory fines or sanctions. Our operations in the United Kingdom, the European Economic Area, Australia and Singapore are subject to significant compliance, disclosure and other obligations. We incur additional costs to satisfy the requirements of the European Union Directive on Undertakings for Collective Investments in Transferable Securities, the Alternative Investment Fund Managers Directive and the Markets in Financial Instruments Directive (which is to be replaced, as described below) (together, the Directives). The Directives may also limit our operating flexibility and impact our ability to expand in European markets. Activity in international markets also exposes us to fluctuations in currency exchange rates, which may adversely affect the U.S. dollar value of revenues, expenses and assets associated with our business activities outside the United States. Actual and anticipated changes in current exchange rates may also adversely affect international demand for our investment products and services, most of which represent investments primarily in U.S. dollar-based assets. Because certain of our costs to support international business activities are based in local currencies, the profitability of such activities in U.S. dollar terms may be adversely affected by a weakening of the U.S. dollar versus other currencies in which we derive significant revenues.

Legal and regulatory developments affecting the investment industry could increase our regulatory costs and/or reduce our revenues. Our business is subject to complex and extensive regulation by various regulatory authorities in jurisdictions around the world. This regulatory environment may be altered without notice by new laws or regulations, revisions to existing regulations or new interpretations or guidance. Global financial regulatory reform initiatives may result in more stringent regulation, and changes in laws or regulations and their application to us could have a material adverse impact on our business, our profitability and mode of operations. In recent years, regulators in both the United States and abroad have increased oversight of the financial sector of the economy. Some of the newly adopted and proposed regulations are focused directly on the investment management industry, while others are more broadly focused, but impact our industry. It is uncertain how regulatory trends will be affected by current and future political developments.

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

Eaton Vance Management, Parametric and BMR are registered with the Commodity Futures Trading Commission (CFTC) and the National Futures Association (NFA) as Commodity Pool Operators and Commodity Trading Advisors; other subsidiaries of the Company claim exemptions from registration. In August 2013, the CFTC adopted rules for operators of registered mutual funds that are subject to registration as Commodity Pool Operators generally allowing such commodity pools to comply with SEC disclosure, reporting and recordkeeping rules as the means of complying with CFTC’s similar requirements. These CFTC rules do not, however, relieve registered Commodity Pool Operators from compliance with applicable anti-fraud provisions as well as certain performance reporting and recordkeeping requirements. The Company may incur ongoing costs associated with monitoring compliance with these requirements, including, but not limited to, CFTC and NFA registration and exemption obligations and the periodic reporting requirements of Commodity Pool Operators and Commodity Trading Advisors.

The regulation of derivatives markets has undergone substantial change in recent years and such change may continue. In particular, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act), and regulations proposed to be promulgated thereunder require many derivatives to be cleared and traded on an exchange, expand entity registration requirements, impose business conduct requirements on counterparties, and impose other regulatory requirements that will continue to change derivative markets as regulations are implemented. Additional regulation of the derivatives markets may make the use of derivatives more costly, may limit the availability or reduce the liquidity of derivatives, and may impose limits or restrictions on the counterparties to derivative transactions.

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

As of December 24, 2016, all securitization transactions became subject to risk retention rules, requiring the Company to hold interests equal to at least 5 percent of the credit risk of the assets of any new CLO entities that we manage (unless the CLO entity invests only in certain qualifying loans) and limiting the Company’s ability to sell or hedge those interests. The new mandatory risk retention requirement for CLO entities may result in the Company having to invest money to launch new CLO entities that would otherwise be available for other uses. Such investments would also subject the Company to exposure to the underlying performance of the assets of the CLO entities and could have an adverse impact on our results of operations or financial condition.

In 2016, the U.S. Department of Labor (DOL) began introducing changes to definitions and rules relating to fiduciaries serving holders of qualified retirement accounts. Full implementation has been delayed, and may be further delayed, during which time additional revisions may be made to the definitions and rules relating to fiduciaries. If adopted as currently proposed, the DOL’s changes may materially impact how advice can be provided to retirement account holders in 401(k) plans, individual retirement accounts and other qualified retirement programs. We may need to modify our interactions or limit distribution to retirement plans, which could negatively affect our results of operations. Our revenues and expenses may also be adversely affected by the new rule adopted in 2016 by the SEC to address liquidity risk management by registered open-end funds and the new rule proposed in 2015 to address use of derivatives by registered open-end and closed-end funds. These rules could limit investment opportunities for certain funds we manage and increase our management and administration costs.

In Europe, effective January 3, 2018, the revised Markets in Financial Instruments Directive (MiFID II Directive) and the Markets in Financial Instruments Regulation (MiFIR) (collectively, MiFID II) will replace the existing Markets in Financial Instruments Directive and apply throughout the European Union and member states of the European Economic Area. Implementation of MiFID II will significantly affect both the structure and operation of the European Union financial markets and, as such, there will be direct and indirect effects on the Company’s operations in the European Economic Area. Some of the main changes introduced by this new regime include: (i) enhancing business conduct and governance requirements; (ii) broadening the scope of pre- and post-trade transparency; (iii) enhancing disclosure requirements; (iv) increasing transaction reporting requirements; (v) revising the relationship between client commissions and investment research services; and (vi) further regulating trading revenue. Compliance with MiFID II will increase costs and affect the manner in which our businesses obtain investment research services.

The ultimate impact of the United Kingdom’s exit from the European Union (Brexit) on the Company’s business operations in the United Kingdom and Europe is still unknown and will vary depending on the terms of the impending separation agreement. Ongoing changes in the European Union’s regulatory framework applicable to the Company’s operations, including Brexit as well as any other changes in the composition of the European Union’s member states, may add complexity to the Company’s global operations and impose additional risks.

All of these new and developing laws and regulations will likely result in greater compliance and administrative burdens on us, increasing our expenses.

Our business is subject to risk from regulatory investigation, potential securities laws, liability and litigation. We are subject to federal securities laws, state laws regarding securities fraud, other federal and state laws and rules, and regulations of certain regulatory, self-regulatory and other organizations, including, among others, the SEC, FINRA, the CFTC, the NFA, the FCA and the New York Stock Exchange. While we have focused significant attention and resources on the development and implementation of compliance policies, procedures and practices, non-compliance with applicable laws, rules or regulations, either in the United States or abroad, or our inability to adapt to a complex and ever-changing regulatory environment could result in sanctions against us, which could adversely affect our reputation, business, revenue and earnings. From time to time, various claims or potential claims against us arise in the ordinary course of business, including employment-related claims. We carry insurance in amounts and under terms that we believe are appropriate. We cannot guarantee that our insurance will cover most liabilities and losses to which we may be exposed, or that our insurance policies will continue to be available at acceptable terms and fees. Certain insurance coverage may not be available or may be prohibitively expensive in future periods. As our insurance policies come up for renewal, we may need to assume higher deductibles or pay higher premiums, which would increase our expenses and reduce our net income.

Our Non-Voting Common Stock lacks voting rights. Our Non-Voting Common Stock has no voting rights under any circumstances. All voting power resides with our Voting Common Stock, all shares of which are held by officers of the Company and our subsidiaries and deposited in a voting trust (the Voting Trust) in exchange for Voting Trust Receipts. As of October 31, 2017, there were 23 holders of Voting Trust Receipts representing Voting Common Stock, each holder of which is a Voting Trustee of the Voting Trust. Holders of Non-Voting Common Stock should understand that such ownership interests have no ability to vote in the election of the Company’s Board of Directors or otherwise to influence the Company’s management and strategic direction.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We conduct our principal operations through leased offices located in Boston, Massachusetts; Atlanta, Georgia; Minneapolis, Minnesota; New York, New York; Seattle, Washington; Washington, District of Columbia; Westport, Connecticut; London, England; Singapore; Sydney, Australia; and Tokyo, Japan. For more information, please see Note 20 of our Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Non-Voting Common Stock, Dividend History and Policy

Our Voting Common Stock, $0.00390625 par value, is not publicly traded, and was held as of October 31, 2017 by 23 Voting Trustees pursuant to the Voting Trust described in Item 12 hereof, which Item is incorporated herein by reference. Dividends on our Voting Common Stock are paid quarterly and are equal to the dividends paid on our Non-Voting Common Stock (see below).

Our Non-Voting Common Stock, $0.00390625 par value, is listed on the New York Stock Exchange under the symbol EV. The approximate number of registered holders of record of our Non-Voting Common Stock at October 31, 2017 was 803. The high and low common stock sales prices and dividends declared per share were as follows for the periods indicated:

	Fiscal 2017			Fiscal 2016
	High Price	Low Price	Dividends Per Share	High Price	Low Price	Dividends Per Share
Quarter Ended:
January 31	$44.00	$34.44	$0.280	$38.15	$26.64	$0.265
April 30	$47.83	$41.40	$0.280	$36.41	$26.44	$0.265
July 31	$50.10	$42.65	$0.280	$37.94	$32.97	$0.265
October 31	$52.36	$45.06	$0.310	$40.36	$34.96	$0.280

We currently expect to declare and pay quarterly dividends on our Voting and Non-Voting Common Stock that are comparable to those declared in the fourth quarter of fiscal 2017.

Performance Graph

The following graph compares the cumulative total shareholder return on our Non-Voting Common Stock for the period from November 1, 2012 through October 31, 2017 to that of the Morningstar Financial Services Sector Index and the Standard & Poor’s 500 Stock Index (S&P 500 Index) over the same period. The comparison assumes $100 was invested on October 31, 2012 in our Non-Voting Common Stock and the compared indices at the closing price on that day and assumes reinvestments of all dividends paid over the period.

Comparison of Five-Year Cumulative Total Shareholder Return

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The table below sets forth information regarding purchases by the Company of our Non-Voting Common Stock on a monthly basis during the fourth quarter of fiscal 2017:

			(c)	(d)
	(a)		Total Number of	Maximum Number
	Total	(b)	Shares Purchased	of Shares That May
	Number of	Average	as Part of Publicly	Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	Per Share	or Programs(1)	or Programs
August 1, 2017 through August 31, 2017	117,469	$46.88	117,469	6,484,920
September 1, 2017 through September 30, 2017	416,000	$47.24	416,000	6,068,920
October 1, 2017 through October 31, 2017	15,962	$50.44	15,962	6,052,958
Total	549,431	$47.26	549,431	6,052,958

(1)	We announced a share repurchase program on January 11, 2017, which authorized the repurchase of up to 8,000,000 shares of our Non-Voting Common Stock in the open market and in private transactions in accordance with applicable securities laws. This repurchase program is not subject to an expiration date.

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

Financial Highlights

	For the Years Ended October 31,
(in thousands, except per share data)	2017	2016	2015	2014	2013

Income Statement Data:
Total revenue	$1,529,010	$1,342,860	$1,403,563	$1,450,294	$1,357,503
Operating Income(1)	482,758	414,268	400,447	519,857	453,007
Net income(1)	306,373	264,757	238,191	321,164	230,426
Net income attributable to non-controlling and other beneficial interests(2)	24,242	23,450	7,892	16,848	36,585
Net income attributable to Eaton Vance Corp. shareholders(1)	282,131	241,307	230,299	304,316	193,841
Adjusted net income attributable to Eaton Vance Corp. shareholders(3)	288,187	242,908	274,990	309,627	262,942

Balance Sheet Data:
Total assets(4)(5)	$2,330,901	$1,730,382	$2,113,737	$1,856,814	$2,403,473
Debt(5)(6)	618,843	571,773	571,077	570,382	569,723
Redeemable non-controlling interests (temporary equity)	250,823	109,028	88,913	107,466	74,856
Total Eaton Vance Corp. shareholders' equity	1,011,396	703,789	620,231	655,176	669,784
Non-redeemable non-controlling interests	864	786	1,725	2,305	1,755
Total permanent equity	1,012,260	704,575	621,956	657,481	671,539

Per Share Data:
Earnings per share:
Basic	$2.54	$2.20	$2.00	$2.55	$1.60
Diluted	2.42	2.12	1.92	2.44	1.53
Adjusted diluted(3)	2.48	2.13	2.29	2.48	2.08
Cash dividends declared	1.150	1.075	1.015	0.910	1.820

(1)	Operating income, net income and net income attributable to Eaton Vance Corp. shareholders reflect a one-time payment of $73.0 million to terminate service and additional compensation arrangements in place with a major distribution partner for certain Eaton Vance closed-end funds in fiscal 2015.

(2)	Net income attributable to non-controlling and other beneficial interests reflects an increase (decrease) of $0.5 million, $0.2 million, $(0.2) million, $5.3 million and $24.3 million in the estimated redemption value of redeemable non-controlling interests in our majority-owned subsidiaries in fiscal 2017, 2016, 2015, 2014 and 2013, respectively. Net income attributable to non-controlling and other beneficial interests also includes net income (loss) of $9.8 million, $(5.8) million, $(4.1) million and $(8.5) million, respectively, in fiscal 2016, 2015, 2014 and 2013 related to certain consolidated collateralized loan obligation (CLO) entities and borne by other beneficial interest holders of these consolidated CLO entities. There were no other beneficial interest holders of the warehousing phase CLO entity consolidated by the Company at the end of fiscal 2017.

(3)	Although the Company reports its financial results in accordance with U.S. generally accepted accounting principles (U.S. GAAP), management believes that certain non-U.S. GAAP financial measures, specifically, adjusted net income attributable to Eaton Vance Corp. shareholders and adjusted earnings per diluted share, while not a substitute for U.S. GAAP financial measures, may be effective indicators of the Company’s performance over time. Non-U.S. GAAP financial measures should not be construed to be superior to U.S. GAAP measures. In calculating these non-U.S. GAAP financial measures, net income attributable to Eaton Vance Corp. shareholders and earnings per diluted share are adjusted to exclude items management deems non-operating or non-recurring in nature or otherwise outside the ordinary course of business. These adjustments may include the add back of adjustments made in connection with changes in the estimated redemption value of non-controlling interests in our affiliates redeemable at other than fair value (non-controlling interest value adjustments) and, when applicable, other items such as closed-end fund structuring fees, special dividends, costs associated with retiring debt and tax settlements. Management and our Board of Directors, as well as certain of our outside investors, consider these adjusted numbers a measure of the Company’s underlying operating performance. Management believes adjusted net income attributable to Eaton Vance Corp. shareholders and adjusted earnings per diluted share are important indicators of our operations because they exclude items that may not be indicative of, or are unrelated to, our core operating results, and may provide a useful baseline for analyzing trends in our underlying business. Our use of these adjusted numbers, including reconciliations of net income attributable to Eaton Vance Corp. shareholders to adjusted net income attributable to Eaton Vance Corp. shareholders and earnings per diluted share to adjusted earnings per diluted share, is discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Annual Report on Form 10-K.

(4)	Total assets on October 31, 2017, 2015, 2014 and 2013 include $31.3 million, $467.1 million, $156.5 million and $728.1 million of assets held by consolidated CLO entities, respectively. The Company did not consolidate any CLO entities as of October 31, 2016.

(5)	In fiscal 2017, the Company adopted Accounting Standard Update 2015-03, which requires certain debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability. Total assets and debt were each reduced by $2.2 million, $2.7 million, $3.3 million and $3.8 million as of October 31, 2016, 2015, 2014 and 2013, respectively, to reflect the reclassification of debt issuance costs from other assets to debt.

(6)	In fiscal 2017, the Company issued $300 million of 3.5 percent Senior Notes due April 2027 and used the net proceeds from the issuance to redeem the remaining $250 million aggregate principal amount of its 6.5 percent Senior Notes due October 2017 (2017 Senior Notes). The Company recognized a loss on extinguishment of debt totaling $5.4 million in conjunction with the retirement in fiscal 2017. In fiscal 2013, the Company tendered for and repurchased $250 million of its 2017 Senior Notes and issued $325 million of 3.625 percent Senior Notes due June 2023. The Company recognized a loss on extinguishment of debt totaling $53.0 million in conjunction with the repurchase in fiscal 2013.

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

We conduct our investment management and advisory business through wholly- and majority-owned investment affiliates, which include: Eaton Vance Management, Parametric Portfolio Associates LLC (Parametric), Atlanta Capital Management Company, LLC (Atlanta Capital) and Calvert Research and Management (Calvert). We also offer investment management advisory services through minority-owned Hexavest Inc. (Hexavest).

Through Eaton Vance Management, Atlanta Capital, Calvert and our other affiliates, we manage active equity, income and alternative strategies across a range of investment styles and asset classes, including U.S. and global equities, floating-rate bank loans, municipal bonds, global income, high-yield and investment grade bonds. Through Parametric, we manage a range of engineered alpha strategies, including systematic equity, systematic alternatives and managed options strategies. Through Parametric, we also provide portfolio implementation and overlay services, including tax-managed and non-tax-managed Custom Core equity strategies, centralized portfolio management of multi-manager portfolios and customized exposure management services. We also oversee the management of, and distribute, investment funds sub-advised by unaffiliated third-party managers, including global, emerging market and regional equity and asset allocation strategies.

Our breadth of investment management capabilities supports a wide range of products and services offered to fund shareholders, retail managed account investors, institutional investors and high-net-worth clients. Our equity strategies encompass a diversity of investment objectives, risk profiles, income levels and geographic representation. Our income investment strategies cover a broad duration, geographic representation and credit quality range and encompass both taxable and tax-free investments. We also offer a range of alternative investment strategies, including commodity- and currency-based investments and a spectrum of absolute return strategies. Although we manage and distribute a wide range of investment products and services, we operate in one business segment, namely as an investment adviser to funds and separate accounts. As of October 31, 2017, we had $422.3 billion in consolidated assets under management.

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

We also commit significant resources to serving institutional and high-net-worth clients who access investment management services on a direct basis and through investment consultants. Through our wholly-owned affiliates and consolidated subsidiaries, we manage investments for a broad range of clients in the institutional and high-net-worth marketplace in the U.S. and internationally, including corporations, sovereign wealth funds, endowments, foundations, family offices and public and private employee retirement plans.

Our revenue is derived primarily from management, distribution and service fees received from Eaton Vance-, Parametric- and Calvert-branded funds and management fees received from separate accounts. Our fees are based primarily on the value of the investment portfolios we manage and fluctuate with changes in the total value and mix of assets under management. As a matter of course, investors in our sponsored open-end funds and separate accounts have the ability to redeem their investments at any time, without prior notice, and there are no material restrictions that would prevent them from doing so. Our major expenses are employee compensation, distribution-related expenses, service fee expense, facilities expense and information technology expense.

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

Consolidated Assets under Management

Prevailing equity and income market conditions and investor sentiment affect the sales and redemptions of our investment products, managed asset levels, operating results and the recoverability of our investments. During fiscal 2017, the S&P 500 Index, a broad measure of U.S. equity market performance, had total returns of 22.0 percent and the MSCI Emerging Market Index, a broad measure of emerging market equity performance, had total returns of 24.0 percent. Over the same period, the Barclays U.S. Aggregate Bond Index, a broad measure of U.S. bond market performance, had total returns of 0.8 percent.

Consolidated assets under management of $422.3 billion on October 31, 2017 increased $85.9 billion, or 26 percent, from the $336.4 billion of consolidated assets under management on October 31, 2016. The year-over-year increase in consolidated assets under management reflects net inflows of $37.8 billion, market appreciation in managed assets of $38.2 billion, and $9.9 billion of new managed assets gained in the acquisition of the business assets of Calvert Investment Management, Inc. (Calvert Investments). Consolidated net inflows of $37.8 billion in fiscal 2017 represent 11 percent internal growth in managed assets (consolidated net inflows divided by beginning of period consolidated assets under management). For comparison, the Company had consolidated net inflows of $19.3 billion and $16.7 billion in fiscal 2016 and 2015, respectively, representing 6 percent internal growth in managed assets in both fiscal 2016 and 2015. Average consolidated assets under management of $382.4 billion for the year ended October 31, 2017 increased $61.5 billion, or 19 percent, from the $320.9 billion of average consolidated assets under management for the fiscal year ended October 31, 2016.

The following tables summarize our consolidated assets under management by investment mandate, investment vehicle and investment affiliate as of October 31, 2017, 2016 and 2015. Within the investment mandate table, the “Portfolio implementation” category consists of Parametric’s Custom Core equity strategies and centralized portfolio management services, and the “Exposure management” category consists of Parametric’s futures- and options-based customized exposure management services.

Consolidated Assets under Management by Investment Mandate (1)

	October 31,						2017	2016
		% of		% of		% of	vs.	vs.
(in millions)	2017	Total	2016	Total	2015	Total	2016	2015
Equity(2)(3)	$113,472	27%	$89,981	27%	$89,890	29%	26%	0%
Fixed income(3)(4)	70,797	17%	60,607	18%	52,465	17%	17%	16%
Floating-rate income(3)	38,819	9%	32,107	10%	35,534	11%	21%	-10%
Alternative(3)	12,637	3%	10,687	3%	10,289	3%	18%	4%
Portfolio implementation	99,615	23%	71,426	21%	59,487	19%	39%	20%
Exposure management	86,976	21%	71,572	21%	63,689	21%	22%	12%
Total	$422,316	100%	$336,380	100%	$311,354	100%	26%	8%

(1)	Consolidated Eaton Vance Corp. See table on page 40 for directly managed assets and flows of 49 percent-owned Hexavest Inc., which are not included in the table above.
(2)	Includes balanced and multi-asset mandates.
(3)	In fiscal 2017, the Company reclassified certain managed assets among investment mandates. Prior years' amounts have been revised for comparability purposes. The reclassification does not affect total consolidated assets under management for any period.
(4)	Includes cash management mandates.

Equity assets under management included $38.1 billion, $31.4 billion and $31.7 billion of assets managed for after-tax returns on October 31, 2017, 2016 and 2015, respectively. Portfolio implementation assets under management included $70.2 billion, $48.5 billion and $40.0 billion of assets managed for after-tax returns on October 31, 2017, 2016 and 2015, respectively. Fixed income assets included $40.6 billion, $36.1 billion and $30.3 billion of municipal income assets on October 31, 2017, 2016 and 2015, respectively.

Consolidated Assets under Management by Investment Vehicle(1)

	October 31,						2017	2016
		% of		% of		% of	vs.	vs.
(in millions)	2017	Total	2016	Total	2015	Total	2016	2015
Open-end funds(2)	$97,601	23%	$74,721	22%	$74,838	24%	31%	0%
Closed-end funds(3)	24,816	6%	23,571	7%	24,449	8%	5%	-4%
Private funds(4)	34,436	8%	27,430	8%	26,647	8%	26%	3%
Institutional separate accounts	159,986	38%	136,451	41%	119,987	39%	17%	14%
High-net-worth separate accounts	39,715	9%	25,806	8%	24,516	8%	54%	5%
Retail managed accounts	65,762	16%	48,401	14%	40,917	13%	36%	18%
Total	$422,316	100%	$336,380	100%	$311,354	100%	26%	8%

(1)	Consolidated Eaton Vance Corp. See table on page 40 for directly managed assets and flows of 49 percent-owned Hexavest Inc., which are not included in the table above.
(2)	Includes assets in NextShares funds.
(3)	Includes unit investment trusts.
(4)	Includes privately offered equity, fixed income and floating-rate income funds and collateralized loan obligation (CLO) entities.

The following table summarizes our assets under management by investment affiliate as of October 31, 2017, 2016 and 2015:

Consolidated Assets under Management by Investment Affiliate(1)

				2017	2016
	October 31,			vs.	vs.
(in millions)	2017	2016	2015	2016	2015
Eaton Vance Management(2)(3)	$164,257	$143,918	$141,514	14%	2%
Parametric(3)	224,941	173,981	152,413	29%	14%
Atlanta Capital(3)(4)	22,379	18,481	17,427	21%	6%
Calvert Research and Management(4)	10,739	-	-	NM(5)	NM
Total	$422,316	$336,380	$311,354	26%	8%

(1)	Consolidated Eaton Vance Corp. See table on page 40 for directly managed assets and flows of 49 percent-owned Hexavest Inc., which are not included in the table above.
(2)	Includes managed assets of Eaton Vance-sponsored funds and separate accounts managed by Hexavest and unaffiliated third-party advisers under Eaton Vance supervision.
(3)	In fiscal 2017, the Company reclassified certain managed assets among investment affiliates. Prior years' amounts have been revised for comparability purposes. The reclassification does not affect total consolidated assets under management for any period.
(4)	Consistent with the Company's policies for reporting the managed assets and flows of investment portfolios for which multiple Eaton Vance affiliates have management responsibilities, the managed assets of Atlanta Capital indicated above include the assets of Calvert Equity Portfolio, for which Atlanta Capital serves as sub-adviser. The total managed assets of Calvert, including assets sub-advised by other Eaton Vance affiliates, were $12.9 billion as of October 31, 2017.
(5)	Not meaningful (NM).

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

Consolidated Average Assets under Management by Investment Mandate(1)(2)

				2017	2016
	October 31,			vs.	vs.
(in millions)	2017	2016	2015	2016	2015
Equity(3)(4)	$103,660	$88,711	$93,264	17%	-5%
Fixed income(4)(5)	66,405	56,339	49,361	18%	14%
Floating-rate income(4)	36,107	32,759	38,151	10%	-14%
Alternative(4)	11,419	10,105	10,722	13%	-6%
Portfolio implementation	86,257	65,766	52,703	31%	25%
Exposure management(2)	78,544	67,180	59,569	17%	13%
Total	$382,392	$320,860	$303,770	19%	6%

(1)	Consolidated Eaton Vance Corp. See table on page 40 for directly managed assets and flows of 49 percent-owned Hexavest Inc., which are not included in the table above.
(2)	Reported consolidated average assets under management exclude certain client positions in exposure management mandates identified as transitory in nature.
(3)	Includes balanced and multi-asset mandates.
(4)	In fiscal 2017, the Company reclassified certain managed assets among investment mandates. Prior years' amounts have been revised for comparability purposes. The reclassification does not affect total consolidated average assets under management for any period.
(5)	Includes cash management mandates.

Consolidated Average Assets under Management by Investment Vehicle(1)(2)

				2017	2016
	October 31,			vs.	vs.
(in millions)	2017	2016	2015	2016	2015
Open-end funds(3)	$90,332	$72,910	$79,109	24%	-8%
Closed-end funds(4)	24,148	23,736	24,956	2%	-5%
Private funds(5)	30,669	26,832	26,141	14%	3%
Institutional separate accounts(2)	146,835	128,033	112,309	15%	14%
High-net-worth separate accounts	33,190	24,873	23,472	33%	6%
Retail managed accounts	57,218	44,476	37,783	29%	18%
Total	$382,392	$320,860	$303,770	19%	6%

(1)	Consolidated Eaton Vance Corp. See table on page 40 for directly managed assets and flows of 49 percent-owned Hexavest Inc., which are not included in the table above.
(2)	Reported consolidated average assets under management exclude certain client positions in exposure management mandates identified as transitory in nature.
(3)	Includes assets in NextShares funds.
(4)	Includes assets in unit investment trusts.
(5)	Includes assets in privately offered equity, fixed income and floating-rate income funds and CLO entities.

Consolidated net inflows of $37.8 billion during fiscal 2017 represent 11 percent internal growth in managed assets (consolidated net inflows divided by beginning of period consolidated assets under management). For comparison, the Company had consolidated net inflows of $19.3 billion and $16.7 billion in fiscal 2016 and 2015, respectively, representing 6 percent internal growth in managed assets in both fiscal 2016 and 2015. On the basis of net contribution to management fee revenue, the Company’s internal revenue growth (calculated as the management fees attributed to sales and other inflows less management fees attributable to redemptions and other outflows, divided by beginning of period management fees) was 7 percent in fiscal 2017 and 1 percent in fiscal 2016, as the management fee revenue contribution from new sales and other inflows during each of these years exceeded the management fee revenue lost from redemptions and other withdrawals. The Company’s internal revenue growth was -2 percent in fiscal 2015, as the management fee revenue lost from redemptions and other withdrawals exceeded the revenue contribution from new sales and other inflows during the fiscal year.

The following tables summarize our consolidated assets under management and asset flows by investment mandate and investment vehicle for the fiscal years ended October 31, 2017, 2016 and 2015:

Consolidated Assets under Management and Net Flows by Investment Mandate(1)(2)

				2017	2016
	Years Ended October 31,			vs.	vs.
(in millions)	2017	2016	2015	2016	2015
Equity assets - beginning of period(3)(4)	$89,981	$89,890	$96,224	0%	-7%
Sales and other inflows	21,111	15,321	18,068	38%	-15%
Redemptions/outflows	(19,828)	(15,668)	(22,957)	27%	-32%
Net flows	1,283	(347)	(4,889)	NM	-93%
Assets acquired(5)	5,704	-	-	NM	NM
Exchanges	62	(32)	47	NM	NM
Market value change	16,442	470	(1,492)	NM	NM
Equity assets - end of period	$113,472	$89,981	$89,890	26%	0%
Fixed income assets - beginning of period(4)(6)	60,607	52,465	46,162	16%	14%
Sales and other inflows	22,097	20,451	18,532	8%	10%
Redemptions/outflows	(16,137)	(13,033)	(11,339)	24%	15%
Net flows	5,960	7,418	7,193	-20%	3%
Assets acquired(5)	4,170	-	-	NM	NM
Exchanges	(139)	23	51	NM	-55%
Market value change	199	701	(941)	-72%	NM
Fixed income assets - end of period	$70,797	$60,607	$52,465	17%	16%
Floating-rate income assets - beginning of period(4)	32,107	35,534	41,920	-10%	-15%
Sales and other inflows	15,222	7,232	9,332	110%	-23%
Redemptions/outflows	(8,889)	(11,078)	(14,376)	-20%	-23%
Net flows	6,333	(3,846)	(5,044)	NM	-24%
Exchanges	136	(16)	(133)	NM	-88%
Market value change	243	435	(1,209)	-44%	NM
Floating-rate income assets - end of period	$38,819	$32,107	$35,534	21%	-10%
Alternative assets - beginning of period(4)	10,687	10,289	11,385	4%	-10%
Sales and other inflows	5,930	4,183	3,221	42%	30%
Redemptions/outflows	(4,067)	(3,590)	(3,914)	13%	-8%
Net flows	1,863	593	(693)	214%	NM
Exchanges	(4)	(2)	25	100%	NM
Market value change	91	(193)	(428)	NM	-55%
Alternative assets - end of period	$12,637	$10,687	$10,289	18%	4%
Portfolio implementation assets - beginning of period	71,426	59,487	48,008	20%	24%
Sales and other inflows	23,359	19,882	18,034	17%	10%
Redemptions/outflows	(12,438)	(10,455)	(7,217)	19%	45%
Net flows	10,921	9,427	10,817	16%	-13%
Exchanges	5	(3)	-	NM	NM
Market value change	17,263	2,515	662	586%	280%
Portfolio implementation assets - end of period	$99,615	$71,426	$59,487	39%	20%
Exposure management assets - end of period	71,572	63,689	54,036	12%	18%
Sales and other inflows	80,532	57,988	57,586	39%	1%
Redemptions/outflows	(69,058)	(51,929)	(48,286)	33%	8%
Net flows(2)	11,474	6,059	9,300	89%	-35%
Market value change	3,930	1,824	353	115%	417%
Exposure management assets - end of period	$86,976	$71,572	$63,689	22%	12%
Total assets under management - beginning of period	336,380	311,354	297,735	8%	5%
Sales and other inflows	168,251	125,057	124,773	35%	0%
Redemptions/outflows	(130,417)	(105,753)	(108,089)	23%	-2%
Net flows	37,834	19,304	16,684	96%	16%
Assets acquired(5)	9,874	-	-	NM	NM
Exchanges	60	(30)	(10)	NM	200%
Market value change	38,168	5,752	(3,055)	564%	NM
Total assets under management - end of period	$422,316	$336,380	$311,354	26%	8%

(1)	Consolidated Eaton Vance Corp. See table on page 40 for directly managed assets and flows of 49 percent-owned Hexavest Inc., which are not included in the table above.
(2)	Reported consolidated net flows exclude certain client positions in exposure management mandates identified as transitory in nature. There were no such positions held in exposure management mandates as of October 31, 2017, 2016 or 2015.
(3)	Includes balanced and multi-asset mandates.
(4)	In fiscal 2017, the Company reclassified certain managed assets and flows among investment mandates. Prior years' amounts have been revised for comparability purposes. The reclassification does not affect total consolidated assets under management or total consolidated net flows for any period.
(5)	Represents managed assets gained in the acquisition of the business assets of Calvert Investments on December 30, 2016. Equity assets acquired and total assets acquired exclude $2.1 billion of managed assets of Calvert Equity Portfolio sub-advised by Atlanta Capital and previously included in the Company's consolidated assets under management.
(6)	Includes cash management mandates.

Consolidated Assets under Management and Net Flows by Investment Vehicle(1)(2)

				2017	2016
	Years Ended October 31,			vs.	vs.
(in millions)	2017	2016	2015	2016	2015
Fund assets - beginning of period(3)	$125,722	$125,934	$134,564	0%	-6%
Sales and other inflows	40,967	29,890	32,029	37%	-7%
Redemptions/outflows	(33,350)	(29,535)	(36,330)	13%	-19%
Net flows	7,617	355	(4,301)	NM	NM
Assets acquired(4)	9,821	-	-	NM	NM
Exchanges(5)	2,196	(94)	181	NM	NM
Market value change	11,497	(473)	(4,510)	NM	-90%
Fund assets - end of period	$156,853	$125,722	$125,934	25%	0%
Institutional separate accounts - beginning of period	136,451	119,987	106,443	14%	13%
Sales and other inflows	93,067	74,476	75,568	25%	-1%
Redemptions/outflows	(81,096)	(62,945)	(61,569)	29%	2%
Net flows(2)	11,971	11,531	13,999	4%	-18%
Assets acquired(4)	40	-	-	NM	NM
Exchanges(5)	(2,063)	420	(208)	NM	NM
Market value change	13,587	4,513	(247)	201%	NM
Institutional separate accounts - end of period	$159,986	$136,451	$119,987	17%	14%
High-net-worth separate accounts - beginning of period	25,806	24,516	22,235	5%	10%
Sales and other inflows	12,965	5,832	4,816	122%	21%
Redemptions/outflows	(5,370)	(4,841)	(2,933)	11%	65%
Net flows	7,595	991	1,883	666%	-47%
Exchanges	(24)	(309)	(99)	-92%	212%
Market value change	6,338	608	497	942%	22%
High-net-worth separate accounts - end of period	$39,715	$25,806	$24,516	54%	5%
Retail managed accounts - beginning of period	48,401	40,917	34,493	18%	19%
Sales and other inflows	21,252	14,859	12,360	43%	20%
Redemptions/outflows	(10,601)	(8,432)	(7,257)	26%	16%
Net flows	10,651	6,427	5,103	66%	26%
Assets acquired(4)	13	-	-	NM	NM
Exchanges	(49)	(47)	116	4%	NM
Market value change	6,746	1,104	1,205	511%	-8%
Retail managed accounts - end of period	$65,762	$48,401	$40,917	36%	18%
Total assets under management - beginning of period	336,380	311,354	297,735	8%	5%
Sales and other inflows	168,251	125,057	124,773	35%	0%
Redemptions/outflows	(130,417)	(105,753)	(108,089)	23%	-2%
Net flows	37,834	19,304	16,684	96%	16%
Assets acquired(4)	9,874	-	-	NM	NM
Exchanges	60	(30)	(10)	NM	200%
Market value change	38,168	5,752	(3,055)	564%	NM
Total assets under management - end of period	$422,316	$336,380	$311,354	26%	8%

(1)	Consolidated Eaton Vance Corp. See the table on page 40 for directly managed assets and flows of 49 percent-owned Hexavest Inc., which are not included in the table above.
(2)	Reported consolidated net flows exclude certain client positions in exposure management mandates identified as transitory in nature. There were no such positions held in exposure management mandates as of October 31, 2017, 2016 or 2015.
(3)	Includes assets in cash management funds.
(4)	Represents managed assets gained in the acquisition of the business assets of Calvert Investments on December 30, 2016. Fund assets acquired and total assets acquired exclude $2.1 billion of managed assets of Calvert Equity Portfolio, which was sub-advised by Atlanta Capital prior to the acquisition and previously included in the Company’s consolidated institutional separate accounts.
(5)	Reflects the reclassification from institutional separate accounts to funds of $2.1 billion of managed assets of Calvert Equity Portfolio, sub-advised by Atlanta Capital and previously included in the Company's consolidated institutional separate accounts.

As of October 31, 2017, the Company’s 49 percent-owned affiliate Hexavest Inc. (Hexavest) managed $16.0 billion of client assets, up 17 percent from $13.7 billion of managed assets on October 31, 2016. Other than Eaton Vance-sponsored funds for which Hexavest is adviser or sub-adviser, the managed assets of Hexavest are not included in Eaton Vance consolidated totals.

The following table summarizes assets under management and asset flow information for Hexavest for the fiscal years ended October 31, 2017, 2016 and 2015:

Hexavest Assets under Management and Net Flows

				2017	2016
	Years Ended October 31,			vs.	vs.
(in millions)	2017	2016	2015	2016	2015
Eaton Vance distributed:
Eaton Vance sponsored funds – beginning of period(1)	$231	$229	$227	1%	1%
Sales and other inflows	92	22	22	318%	0%
Redemptions/outflows	(177)	(33)	(21)	436%	57%
Net flows	(85)	(11)	1	673%	NM
Market value change	36	13	1	177%	NM
Eaton Vance sponsored funds – end of period	$182	$231	$229	-21%	1%
Eaton Vance distributed separate accounts – beginning of period(2)	$2,492	$2,440	$2,367	2%	3%
Sales and other inflows	1,124	131	535	758%	-76%
Redemptions/outflows	(920)	(236)	(488)	290%	-52%
Net flows	204	(105)	47	NM	NM
Market value change	396	157	26	152%	504%
Eaton Vance distributed separate accounts – end of period	$3,092	$2,492	$2,440	24%	2%
Total Eaton Vance distributed – beginning of period	$2,723	$2,669	$2,594	2%	3%
Sales and other inflows	1,216	153	557	695%	-73%
Redemptions/outflows	(1,097)	(269)	(509)	308%	-47%
Net flows	119	(116)	48	NM	NM
Market value change	432	170	27	154%	530%
Total Eaton Vance distributed – end of period	$3,274	$2,723	$2,669	20%	2%
Hexavest directly distributed – beginning of period(3)	$11,021	$11,279	$14,101	-2%	-20%
Sales and other inflows	1,140	985	786	16%	25%
Redemptions/outflows	(1,208)	(1,919)	(3,503)	-37%	-45%
Net flows	(68)	(934)	(2,717)	-93%	-66%
Market value change	1,795	676	(105)	166%	NM
Hexavest directly distributed – end of period	$12,748	$11,021	$11,279	16%	-2%
Total Hexavest assets – beginning of period	$13,744	$13,948	$16,695	-1%	-16%
Sales and other inflows	2,356	1,138	1,343	107%	-15%
Redemptions/outflows	(2,305)	(2,188)	(4,012)	5%	-45%
Net flows	51	(1,050)	(2,669)	NM	-61%
Market value change	2,227	846	(78)	163%	NM
Total Hexavest assets – end of period	$16,022	$13,744	$13,948	17%	-1%

(1)	Managed assets and flows of Eaton Vance-sponsored pooled investment vehicles for which Hexavest is adviser or sub-adviser. Eaton Vance receives management fees (and in some cases also distribution fees) on these assets, which are included in Eaton Vance's consolidated assets under management and flows.
(2)	Managed assets and flows of Eaton Vance-distributed separate accounts managed by Hexavest. Eaton Vance receives distribution fees, but not management fees, on these assets, which are not included in Eaton Vance's consolidated assets under management and flows.
(3)	Managed assets and flows of pre-transaction Hexavest clients and post-transaction Hexavest clients in Canada. Eaton Vance receives no management fees or distribution fees on these assets, which are not included in Eaton Vance's consolidated assets under management and flows.

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

Management believes that certain non-U.S. GAAP financial measures, specifically, adjusted net income attributable to Eaton Vance Corp. shareholders and adjusted earnings per diluted share, while not a substitute for U.S. GAAP financial measures, may be effective indicators of the Company’s performance over time. Non-U.S. GAAP financial measures should not be construed to be superior to U.S. GAAP measures. In calculating these non-U.S. GAAP financial measures, net income attributable to Eaton Vance Corp. shareholders and earnings per diluted share are adjusted to exclude items management deems non-operating or non-recurring in nature or otherwise outside the ordinary course of business. These adjustments may include the add back of adjustments made in connection with changes in the estimated redemption value of non-controlling interests in our affiliates redeemable at other than fair value (non-controlling interest value adjustments) and, when applicable, other items such as closed-end fund structuring fees, special dividends, costs associated with retiring debt and tax settlements. Management and our Board of Directors, as well as certain of our outside investors, consider these adjusted numbers a measure of the Company’s underlying operating performance. Management believes adjusted net income attributable to Eaton Vance Corp. shareholders and adjusted earnings per diluted share are important indicators of our operations because they exclude items that may not be indicative of, or are unrelated to, our core operating results, and may provide a useful baseline for analyzing trends in our underlying business.

The following table provides a reconciliation of net income attributable to Eaton Vance Corp. shareholders and earnings per diluted share to adjusted net income attributable to Eaton Vance Corp. shareholders and adjusted earnings per diluted share, respectively, for the fiscal years ended October 31, 2017, 2016 and 2015:

41

				2017	2016
	Years Ended October 31,			vs.	vs.
(in thousands, except per share data)	2017	2016	2015	2016	2015

Net income attributable to Eaton Vance Corp. shareholders	$282,131	$241,307	$230,299	17%	5%
Non-controlling interest value adjustments(1)	531	200	(204)	166%	NM
Closed-end fund structuring fees, net of tax(2)	2,179	1,401	-	56%	NM
Loss on extinguishment of debt, net of tax(3)	3,346	-	-	NM	NM
Payments to end certain closed-end fund service and additional compensation arrangements, net of tax(4)	-	-	44,895	NM	-100%
Adjusted net income attributable to Eaton Vance Corp. shareholders	$288,187	$242,908	$274,990	19%	-12%

Earnings per diluted share	$2.42	$2.12	$1.92	14%	10%
Non-controlling interest value adjustments	0.01	-	-	NM	NM
Closed-end fund structuring fees, net of tax	0.02	0.01	-	100%	NM
Loss on extinguishment of debt, net of tax	0.03	-	-	NM	NM
Payments to end certain closed-end fund service and additional compensation arrangements, net of tax	-	-	0.37	NM	-100%
Adjusted earnings per diluted share	$2.48	$2.13	$2.29	16%	-7%

(1)	Please see page 52, "Net Income Attributable to Non-controlling and Other Beneficial Interests," for a further discussion of the non-controlling interest value adjustments referenced above.
(2)	Reflects closed-end fund structuring fees paid of $3.5 million (net of the associated impact to taxes of $1.3 million) and $2.3 million (net of the associated impact to taxes of $0.9 million) for the fiscal years ended October 31, 2017 and 2016, respectively.
(3)	Reflects a loss on extinguishment of debt of $5.4 million associated with the retirement of the Company’s remaining $250 million aggregate principal amount of 6.5 percent senior notes due October 2, 2017, net of the associated impact to taxes of $2.1 million.
(4)	Reflects a $73.0 million payment to end certain fund services and additional compensation arrangements for certain Eaton Vance closed-end funds, net of the associated impact to taxes of $28.1 million. See page 48 for a further discussion.

The 17% percent increase in net income attributable to Eaton Vance Corp. shareholders in fiscal 2017 compared to fiscal 2016 can be attributed primarily to the following:

•	An increase in revenue of $186.2 million, or 14 percent, primarily reflecting growth in average consolidated assets under management, partially offset by lower consolidated average annualized management fee rates.
•	An increase in expenses of $117.7 million, or 13 percent, primarily reflecting increases in compensation, distribution expense, service fee expense, amortization of deferred sales commissions, fund-related expenses and other operating expenses. The increase in compensation expense is driven by the Calvert acquisition at the end of the 2016 calendar year, increased headcount, increased sales- and operating income-based bonus accruals, and increased stock-based compensation. The increase in non-compensation-related costs is due to an increase in service and distribution fees due to higher fund average assets under management, an increase in closed-end fund structuring fees paid, an increase in marketing and promotion costs, certain fund reimbursements made by the Company in fiscal 2017 and an increase in other corporate expenses.

•	A $6.9 million increase in gains and other investment income, net, primarily due to an increase in interest income, partially offset by an increase in net investment losses attributable to investments in sponsored funds and related economic hedges and an increase in foreign currency losses. Gains and other investment income, net, also includes a $1.9 million gain recognized in fiscal 2017 upon release from escrow of payments received in connection with the sale of the Company’s equity interest in Lloyd George Management (BVI) Ltd. (Lloyd George Management) in fiscal 2011.
•	A $1.9 million decrease in interest expense, primarily reflecting the May 2017 retirement of $250 million in aggregate principal amount of the Company’s 6.5 percent senior notes due October 2, 2017 (2017 Senior Notes) and the April 2017 issuance of $300 million in aggregate principal amount of 3.5 percent senior notes due April 6, 2027 (2027 Senior Notes).
•	A $5.4 million loss on extinguishment of debt related to the costs incurred on the retirement of the 2017 Senior Notes referenced above.
•	A $10.8 million decrease in income contribution from the Company’s consolidated CLO entities attributable to the deconsolidation of a CLO entity in the fourth quarter of fiscal 2016. In the fourth quarter of fiscal 2017, the Company consolidated a new CLO entity. The income contribution from this newly consolidated CLO entity was negligible, as the vehicle was consolidated late in the fiscal year and is in the warehouse phase.
•	An increase in income taxes of $20.0 million, or 13 percent, reflecting the increase in the Company’s income before taxes offset by a modest decrease in the effective tax rate.
•	An increase in equity in net income of affiliates, net of tax, of $0.5 million, primarily reflecting an increase in the Company’s proportionate net interest in the earnings of Hexavest offset by a decrease in the Company’s proportionate net interest in the earnings of a private equity partnership, both of which are accounted for under the equity method.
•	An increase in net income attributable to non-controlling and other beneficial interests of $0.8 million, primarily reflecting an increase in net income attributable to non-controlling interest holders in the Company’s consolidated sponsored funds and majority-owned subsidiaries, partially offset by a decrease in the net income of consolidated CLOs attributable to other beneficial interest holders.

Weighted average diluted shares outstanding increased by 2.4 million shares, or 2 percent, in fiscal 2017 compared to fiscal 2016, primarily reflecting the impact of employee stock option exercises and vesting of restricted stock, partially offset by share repurchases in fiscal 2017, as well as an increase in the dilutive effect of in-the-money options and unvested restricted stock.

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

Weighted average diluted shares outstanding decreased by 4.2 million shares, or 4 percent, in fiscal 2016 compared to fiscal 2015. The change reflects the impact of shares repurchased over the course of the fiscal year and the lower dilutive impact of unexercised options, partially offset by the impact of employee stock option exercises and the annual vesting of restricted stock.

Revenue

Our revenue increased by 14 percent in fiscal 2017, reflecting higher management fees, distribution and underwriter fees, service fees and other revenue.

The following table shows our management fees, distribution and underwriter fees, service fees and other revenue for the fiscal years ended October 31, 2017, 2016 and 2015:

				2017	2016
	Years Ended October 31,			vs.	vs.
(in thousands)	2017	2016	2015	2016	2015
Management fees	$1,318,141	$1,151,198	$1,196,866	15%	-4%
Distribution and underwriter fees	78,776	74,822	80,815	5%	-7%
Service fees	119,962	107,684	116,448	11%	-8%
Other revenue	12,131	9,156	9,434	32%	-3%
Total revenue	$1,529,010	$1,342,860	$1,403,563	14%	-4%

Management fees

The 15 percent increase in management fees in fiscal 2017 can be primarily attributed to an increase in average consolidated assets under management, partially offset by a decline in our consolidated average annualized management fee rate due primarily to changes in business mix. The 4 percent decrease in management fees in fiscal 2016 can be attributed primarily to the loss of assets in higher-fee investment mandates. Consolidated average assets under management increased by 19 percent and 6 percent in fiscal 2017 and 2016, respectively.

Excluding performance-based fees, our average management fee rate decreased to 34.5 basis points in fiscal 2017 from 35.8 basis points in fiscal 2016 and 39.3 basis points in fiscal 2015. Performance-based fees were $0.4 million, $3.4 million and $3.7 million in fiscal 2017, 2016 and 2015, respectively.

The primary drivers of our average management fee rates are the mix of our assets by investment mandate and distribution channel, and the timing and amount of performance fees recognized. Excluding the impact of performance-based fees, changes in consolidated average management fee rates for the compared periods primarily reflect the ongoing shift in the Company’s mix of business towards investment mandates and distribution channels with lower fee rates.

Consolidated average management fee rates, excluding performance-based fees, for the fiscal years ended October 31, 2017, 2016 and 2015 by investment mandate were as follows:

				2017	2016
	Years Ended October 31,			vs.	vs.
(in basis points on average managed assets)	2017	2016	2015	2016	2015

Equity(1)	61.7	62.8	64.1	-2%	-2%
Fixed income(1)	38.0	40.0	43.0	-5%	-7%
Floating-rate income(1)	51.6	51.8	53.2	0%	-3%
Alternatives(1)	63.3	63.0	61.8	0%	2%
Portfolio implementation	14.7	14.9	15.5	-1%	-4%
Exposure management(2)	5.2	5.1	5.4	2%	-6%
Consolidated average management fee rates	34.5	35.8	39.3	-4%	-9%

(1)	In fiscal 2017, the Company reclassified certain managed assets among investment mandates. Prior years' amounts have been revised for comparability purposes.
(2)	Excludes management fees attributable to certain client positions in exposure management mandates identified as transitory in nature.

Average assets under management by investment mandate to which these fee rates apply can be found in the table, “Consolidated Average Assets under Management by Investment Mandate,” on page 35.

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

Distribution fees, underwriter fees and other distribution income for the fiscal years ended October 31, 2017, 2016 and 2015 were as follows:

45

				2017	2016
	Years Ended October 31,			vs.	vs.
(in thousands)	2017	2016	2015	2016	2015
Distribution fees:
Class A	$627	646	876	-3%	-26%
Class B	792	1,338	2,173	-41%	-38%
Class C	61,068	60,031	64,809	2%	-7%
Class F	1,354	-	-	NM	NM
Class N	72	78	136	-8%	-43%
Class R	1,624	1,361	1,208	19%	13%
Private funds	5,942	4,382	4,267	36%	3%
Total distribution fees	$71,479	$67,836	$73,469	5%	-8%
Underwriter fees	2,765	2,763	2,745	0%	1%
Other distribution income	4,532	4,223	4,601	7%	-8%
Total distribution and underwriter fees	$78,776	$74,822	$80,815	5%	-7%

Service fees

Service fees, which are paid to EVD pursuant to distribution or service plans adopted by our sponsored mutual funds, are calculated as a percent of, and fluctuate with, average assets under management in specific mutual fund share classes (principally Classes A, B, C, F, N and R). Certain private funds also make service fee payments to EVD.

Service fee revenue increased 11 percent in fiscal 2017, primarily reflecting an increase in consolidated average assets under management in funds and fund share classes subject to service fees. Service fee revenue decreased 8 percent in fiscal 2016, primarily reflecting a decrease in consolidated average assets under management in certain classes of funds subject to service fees.

Other revenue

Other revenue, which consists primarily of shareholder servicing fees, miscellaneous dealer income, Hexavest-related distribution and service revenue, and sub-lease income, increased 32 percent in fiscal 2017, primarily reflecting an increase in shareholder servicing fees and miscellaneous dealer income. Other revenue decreased 3 percent in fiscal 2016, primarily reflecting lower sub-lease income.

Expenses

Operating expenses increased 13 percent in fiscal 2017 from fiscal 2016, reflecting increases in compensation and related costs, distribution expense, service fee expense, amortization of deferred sales commissions, fund-related expenses and other operating expenses. Expenses in connection with the Company’s NextShares initiative totaled approximately $7.4 million in fiscal 2017, $8.0 million in fiscal 2016 and $7.4 million in fiscal 2015.

The following table shows our operating expenses for the fiscal years ended October 31, 2017, 2016 and 2015:

46

				2017	2016
	Years Ended October 31,			vs.	vs.
(in thousands)	2017	2016	2015	2016	2015
Compensation and related costs:
Cash compensation	$473,903	$419,515	$414,307	13%	1%
Stock-based compensation	80,049	71,600	69,520	12%	3%
Total compensation and related costs	553,952	491,115	483,827	13%	2%
Distribution expense	132,873	117,996	198,155	13%	-40%
Service fee expense	112,519	98,494	106,663	14%	-8%
Amortization of deferred sales commissions	16,239	15,451	14,972	5%	3%
Fund-related expenses	48,995	35,899	35,886	36%	0%
Other expenses	181,674	169,637	163,613	7%	4%
Total expenses	$1,046,252	$928,592	$1,003,116	13%	-7%

Compensation and related costs

The following table shows our compensation and related costs for the fiscal years ended October 31, 2017, 2016 and 2015:

				2017	2016
	Years Ended October 31,			vs.	vs.
(in thousands)	2017	2016	2015	2016	2015
Base salaries and employee benefits	$245,693	$226,463	$217,289	8%	4%
Stock-based compensation	80,049	71,600	69,520	12%	3%
Operating income-based incentives	152,952	131,250	134,052	17%	-2%
Sales incentives	72,094	55,550	57,716	30%	-4%
Other compensation expense	3,164	6,252	5,250	-49%	19%
Total	$553,952	$491,115	$483,827	13%	2%

Compensation expense increased by $62.8 million, or 13 percent, in fiscal 2017 compared to fiscal 2016. The increase was driven primarily by: (i) a $19.2 million increase in base salaries and benefits reflecting annual merit increases and higher headcount, partially due to the Calvert acquisition on December 30, 2016; (ii) an $8.4 million increase in stock-based compensation, primarily due to an increase in annual stock-based compensation awards; (iii) a $21.7 million increase in operating income-based incentives due to an increase in pre-bonus adjusted operating income (as described in more detail in “Compensation Discussion and Analysis” in Item 11 of this Annual Report on Form 10-K); and (iv) a $16.5 million increase in sales-based incentive driven by strong compensation-eligible sales. The $3.1 million decrease in other compensation expense is related to lower employee recruiting and termination costs.

Compensation expense increased by $7.3 million, or 2 percent, in fiscal 2016 compared to fiscal 2015. The increase was driven primarily by: (i) a $9.2 million increase in base salaries and employee benefits reflecting annual merit increases, higher headcount and a corresponding increase in employee benefits; and (ii) a $2.1 million increase in stock-based compensation, primarily due to an increase in annual stock-based compensation awards due to increased headcount. These increases were partially offset by: (i) a $2.8 million decrease in operating-income based incentives due to a decrease in pre-bonus adjusted operating income; and (ii) a $2.2 million decrease in sales-based incentive resulting from a decrease in compensation-eligible sales. The $1.0 million increase in other compensation expense is related to increased costs associated with employee recruiting and terminations.

Distribution expense

Distribution expense consists primarily of commissions paid to broker-dealers on the sale of Class A shares at net asset value, ongoing asset-based payments made to distribution partners pursuant to third-party distribution arrangements for Class C shares and certain closed-end funds, marketing support payments to distribution partners and other discretionary marketing expenses.

The following table shows our distribution expense for the fiscal years ended October 31, 2017, 2016 and 2015:

				2017	2016
	Years Ended October 31,			vs.	vs.
(in thousands)	2017	2016	2015	2016	2015
Class A share commissions	$2,417	$2,064	$2,628	17%	-21%
Class C share distribution fees	52,038	50,324	53,462	3%	-6%
Closed-end fund structuring fees	3,515	2,291	-	53%	NM
Payments to end certain closed-end fund service and additional compensation arrangements	-	-	73,000	NM	-100%
Closed-end fund dealer compensation payments	3,867	3,836	6,575	1%	-42%
Intermediary marketing support payments	47,721	40,308	41,901	18%	-4%
Discretionary marketing expenses	23,315	19,173	20,589	22%	-7%
Total	$132,873	$117,996	$198,155	13%	-40%

Distribution expense increased by $14.9 million, or 13 percent, in fiscal 2017 compared to fiscal 2016, primarily attributable to increases in Class A sales on which we pay commissions, Class C share assets held more than one year on which we pay distribution fees, closed-end fund structuring fees, intermediary marketing support payments and discretionary marketing expense related to significant corporate initiatives. The increase in intermediary market support payments was driven primarily by higher average assets under management subject to market support payments, attributable in part to the acquisition of the Calvert business in December 2016.

Distribution expense decreased by $80.2 million, or 40 percent, in fiscal 2016 compared to fiscal 2015, primarily attributable to a decrease in expense resulting from the inclusion of a one-time payment of $73.0 million in fiscal 2015 to terminate certain closed-end fund service and additional compensation arrangements with a distribution partner pursuant to which we were obligated to make recurring payments over time based on the assets of the closed-end funds covered by the arrangements. The decrease also reflects lower Class A sales on which we pay commissions, declines in Class C share assets held more than one year on which we pay distribution fees, a decrease in closed-end fund dealer compensation payments, reflecting the above-described termination of fund service and additional compensation arrangements, a decrease in intermediary marketing support payments driven by lower average managed assets and a decrease in discretionary marketing expenses, reflecting lower spending on advertising and marketing communications.

Service fee expense

Service fees we receive from sponsored funds are generally retained in the first year and paid to broker-dealers thereafter pursuant to third-party selling agreements. These fees are calculated as a percent of average assets under management in certain share classes of our mutual funds (principally Classes A, C, N and R), as well as certain private funds. Service fee expense increased by 14 percent in fiscal 2017, reflecting higher average fund assets retained more than one year in funds and share classes that are subject to service fees. Service fee expense decreased by 8 percent in fiscal 2016, reflecting lower average fund assets retained more than one year in funds and share classes that are subject to service fees.

Amortization of deferred sales commissions

Amortization expense is affected by ongoing sales and redemptions of mutual fund Class C shares and certain private funds and redemptions of Class B shares. Amortization expense increased 5 percent and 3 percent in fiscal 2017 and 2016, respectively, reflecting higher private fund commission amortization offset by lower Class B and Class C commission amortization for both periods. In fiscal 2017, 2 percent of total amortization expense related to Class B shares, 50 percent to Class C shares and 48 percent to privately offered equity funds. In fiscal 2016, 4 percent of total amortization expense related to Class B shares, 61 percent to Class C shares and 35 percent to privately offered equity funds.

Fund-related expenses

Fund-related expenses consist primarily of fees paid to sub-advisers, compliance costs and other fund-related expenses we incur. Fund-related expenses increased by 36 percent in fiscal 2017, reflecting higher fund subsidies attributable primarily to the addition of the Calvert Funds, higher sub-advisory fees paid, an increase in fund expenses borne by the Company on funds for which it earns an all-in fee and $1.9 million in one-time reimbursements made to the funds by the Company in fiscal 2017. Fund-related expenses were substantially unchanged in fiscal 2016 from the prior fiscal year.

Other expenses

The following table shows our other expense for the fiscal years ended October 31, 2017, 2016 and 2015:

				2017	2016
	Years Ended October 31,			vs.	vs.
(in thousands)	2017	2016	2015	2016	2015
Information technology	$77,450	$72,718	$67,834	7%	7%
Facilities-related	40,799	40,806	40,771	0%	0%
Travel	17,351	16,663	16,360	4%	2%
Professional services	15,347	13,331	13,854	15%	-4%
Communications	5,536	5,081	5,272	9%	-4%
Amortization of intangible assets	9,014	8,648	9,693	4%	-11%
Other corporate expense	16,177	12,390	9,829	31%	26%
Total	$181,674	$169,637	$163,613	7%	4%

The increase in information technology expense in fiscal 2017 can be attributed primarily to increases in market data and maintenance costs, partially offset by decreases in project-related consulting and outside custody and back-office service costs. The increase in travel expense relates to an increase in travel activity. The increase in professional services expense can be attributed primarily to one-time legal and consulting costs incurred in conjunction with the investigation of fraudulent activities of a former Eaton Vance Management trader. The increase in communications reflects increases in costs associated with telecommunications, subscriptions and supplies, partially offset by a decrease in postage. The increase in other corporate expenses is largely associated with the Calvert acquisition.

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

Non-operating Income (Expense)

The main categories of non-operating income (expense) for the fiscal years ended October 31, 2017, 2016 and 2015 are as follows:

				2017	2016
	Years Ended October 31,			vs.	vs.
(in thousands)	2017	2016	2015	2016	2015
Gains (losses) and other investment income, net	$19,303	$12,411	$(31)	56%	NM
Interest expense	(27,496)	(29,410)	(29,357)	-7%	0%
Loss on extinguishment of debt	(5,396)	-	-	NM	NM
Other income (expense) of consolidated CLO entities: (1)
Gains and other investment income, net	-	24,069	5,092	-100%	373%
Interest and other expense	-	(13,286)	(6,767)	-100%	96%
Total non-operating expense	$(13,589)	$(6,216)	$(31,063)	119%	-80%

(1)	Income and expense amounts related to the consolidated CLO entity in fiscal 2017 were negligible as the CLO entity was consolidated in the fourth quarter of the fiscal year and is in the warehouse phase.

Gains (losses) and other investment income, net, increased by $6.9 million in fiscal 2017 compared to fiscal 2016, reflecting an increase in interest and other income of $11.0 million, which partially offset increases in net investment losses attributable to investments in sponsored funds and related economic hedges and foreign currency losses. Fiscal 2017 gains and other investment income, net, include a $1.9 million gain recognized upon the release from escrow of payments received in connection with the sale of the Company’s equity interest in Lloyd George Management in fiscal 2011. In fiscal 2017, we recognized $1.9 million of net losses related to our seed capital investments and associated hedges, compared to $0.1 million of net losses in fiscal 2016.

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

Interest expense decreased by $1.9 million in fiscal 2017 compared to fiscal 2016, primarily reflecting the net effect of the retirement of the remaining $250 million of our 2017 Senior Notes and the issuance of $300 million of our 2027 Senior Notes. During fiscal 2017, the Company also recognized a $5.4 million loss on extinguishment of debt related to costs incurred on the retirement of the 2017 Senior Notes. Interest expense was substantially unchanged in fiscal 2016 compared to fiscal 2015.

Net gains (losses) of consolidated CLO entities were negligible during fiscal 2017 and were $10.8 million and $(1.7) million in fiscal 2016 and 2015, respectively. The decrease in net gains (losses) of consolidated CLO entities in fiscal 2017 compared to fiscal 2016 is attributable to the deconsolidation of a CLO entity in the fourth quarter of fiscal 2016. Consolidated CLO entities’ gains (losses) included in net income attributable to non-controlling and other beneficial interest were negligible during fiscal 2017 and were approximately $9.8 million and $(5.8) million during fiscal 2016 and 2015, respectively, reflecting third-party note holders’ proportionate interests in the net income (loss) of each consolidated CLO entity. Income associated with the consolidated CLO entities included in net income attributable to Eaton Vance Corp. shareholders was negligible during fiscal 2017 and was $0.8 million and $4.1 million for fiscal 2016 and 2015, respectively, representing management fees earned by the Company and the Company’s proportionate interest in net gains (losses) of the consolidated CLO entities.

Income Taxes

Our effective tax rate, calculated as income taxes as a percentage of income before income taxes and equity in net income of affiliates, was 37.0 percent, 37.6 percent and 38.8 percent in fiscal 2017, 2016 and 2015, respectively.

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

The following table summarizes the components of equity in net income of affiliates, net of tax, for the fiscal years ended October 31, 2017, 2016 and 2015:

				2017	2016
	Years Ended October 31,			vs.	vs.
(in thousands)	2017	2016	2015	2016	2015
Investment in Hexavest, net of tax and amortization	$10,602	$9,979	$10,857	6%	-8%
Investment in private equity partnership, net of tax	268	356	849	-25%	-58%
Investment in sponsored funds, net of tax	-	-	315	NM	-100%
Total	$10,870	$10,335	$12,021	5%	-14%

Net Income Attributable to Non-controlling and Other Beneficial Interests

The following table summarizes the components of net income attributable to non-controlling and other beneficial interests for the fiscal years ended October 31, 2017, 2016 and 2015:

				2017	2016
	Years Ended October 31,			vs.	vs.
(in thousands)	2017	2016	2015	2016	2015
Consolidated sponsored funds	$(6,816)	$43	$1,752	NM	-98%
Majority-owned subsidiaries	(16,895)	(13,525)	(15,673)	25%	-14%
Non-controlling interest value adjustments(1)	(531)	(200)	204	166%	NM
Consolidated CLO entities	-	(9,768)	5,825	-100%	NM
Net income attributable to non-controlling and other beneficial interests	$(24,242)	$(23,450)	$(7,892)	3%	197%

(1)	Relates to non-controlling interests redeemable at other than fair value.

Net income attributable to non-controlling and other beneficial interests is not adjusted for taxes due to the underlying tax status of our consolidated majority-owned subsidiaries, which are treated as partnerships or other pass-through entities for tax purposes. Funds and the CLO entities we consolidate are registered investment companies or private funds that are treated as pass-through entities for tax purposes.

In fiscal 2017, 2016 and 2015, non-controlling interest value adjustments reflect changes in the estimated redemption value of non-controlling interests in Atlanta Capital.

Changes in Financial Condition, Liquidity and Capital Resources

The assets and liabilities of our consolidated CLO entities do not affect our liquidity or capital resources. The collateral assets of our consolidated CLO entities are held solely to satisfy the obligations of these entities and we have no right to these assets beyond our direct investment in, and management fees generated from, these entities. The note holders and third-party creditors of these entities have no recourse to the general credit of the Company. As a result, the assets and liabilities of our consolidated CLO entities are excluded from the discussion of liquidity and capital resources below.

The following table summarizes certain key financial data relating to our liquidity and capital resources on October 31, 2017, 2016 and 2015 and uses of cash for the years then ended:

Balance Sheet and Cash Flow Data

	As of October 31,
(in thousands)	2017	2016	2015
Balance sheet data:
Assets:
Cash and cash equivalents	$610,555	$424,174	$465,558
Management fees and other receivables	200,453	186,172	187,753
Total liquid assets	$811,008	$610,346	$653,311

Investments	$898,192	$589,773	$507,020

Liabilities:
Debt(1)	$618,843	$571,773	$571,077

(1)	In fiscal 2017, the Company adopted Accounting Standard Update 2015-03, which requires certain debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability. Total assets and debt were each reduced by $2.2 million and $2.7 million as of October 31, 2016 and 2015, respectively, to reflect the reclassification of debt issuance costs from other assets to debt.

	Years Ended October 31,
(in thousands)	2017	2016	2015
Cash flow data:
Operating cash flows	$64,892	$340,549	$219,867
Investing cash flows	(91,425)	(108,278)	84,266
Financing cash flows	210,213	(270,199)	(221,446)

Liquidity and Capital Resources

Liquid assets consist of cash and cash equivalents and management fees and other receivables. Cash and cash equivalents consist of cash and short-term, highly liquid investments that are readily convertible to cash. Management fees and other receivables primarily represent receivables due from sponsored funds and separately managed accounts for investment advisory and distribution services provided. Liquid assets represented 35 percent of total assets on both October 31, 2017 and 2016, excluding those assets identified as assets of our consolidated CLO entity. Not included in the liquid asset amounts are $213.5 million and $85.8 million of highly liquid short-term debt securities with remaining maturities between three and 12 months held as of October 31, 2017 and 2016, respectively, which are included within investments on our Consolidated Balance Sheets. Our seed investments in consolidated funds and separate accounts are not treated as liquid assets because they may be longer term in nature.

The $200.7 million increase in liquid assets in fiscal 2017 primarily reflects net proceeds of $296.1 million from the issuance of our 2027 Senior Notes in the second quarter of fiscal 2017, proceeds from the issuance of Non-Voting Common Stock of $210.9 million in connection with the exercise of employee stock options and other employee stock purchases, proceeds from net subscriptions received from non-controlling interest holders of $188.5 million, cash provided by operating activities of $64.9 million, net proceeds of $16.2 million from the sale of investments classified as available-for-sale, excess tax benefits of $14.8 million associated with stock option exercises and vesting of restricted stock awards, and principal repayments on notes receivable from stock option exercises of $4.5 million, offset by total consideration paid to redeem our 2017 Senior Notes of $256.8 million, the repurchase of $126.2 million of Non-Voting Common Stock, the payment of $125.8 million of dividends to shareholders, net cash paid in acquisitions of $63.6 million, an investment of $18.8 million in our consolidated CLO entity, the addition of $12.7 million in equipment and leasehold improvements, and the purchase of additional non-controlling interests for $9.8 million.

The $43.0 million decrease in liquid assets in fiscal 2016 primarily reflects the repurchase of $253.0 million of Non-Voting Common Stock, the payment of $118.6 million of dividends to shareholders, $82.6 million from the investing and financing activities of consolidated CLO entities, the payment of $15.7 million to acquire additional interests in Atlanta Capital and Parametric, a $10.1 million contingent payment related to the Company’s acquisition of the Tax Advantaged Bond Strategies (TABS) business, the addition of $10.7 million in equipment and leasehold improvements and the issuance of a $5.0 million note receivable to our affiliate Hexavest, offset by net cash provided by operating activities of $340.6 million, proceeds from the issuance of Non-Voting Common Stock of $110.4 million in connection with the exercise of employee stock options and other employee stock purchases and excess tax benefits of $2.9 million associated with stock option exercises.

Our debt consists of $325 million in aggregate principal amount of 3.625 percent Senior Notes due in June 2023 and $300 million in aggregate principal amount of 3.5 percent Senior Notes due in April 2027.

The 2027 Senior Notes offering resulted in net proceeds of $296.1 million after deducting the underwriting discount and offering expenses. Interest on the 2027 Senior Notes is payable semi-annually in arrears on April 6th and October 6th of each year, commencing on October 6, 2017. The 2027 Senior Notes are unsecured and unsubordinated obligations of the Company. On May 6, 2017, the net proceeds from the issuance of our 2027 Senior Notes were used to redeem the remaining $250 million aggregate principal amount of the 2017 Senior Notes. We paid total consideration of $256.8 million to the holders of the 2017 Senior Notes at redemption and recognized a $5.4 million non-operating loss on the extinguishment of the debt, representing the difference between the total consideration paid and the net carrying amount of the extinguished debt plus interest accrued to the date of redemption.

We maintain a $300 million unsecured revolving credit facility with several banks that expires on October 21, 2019. The facility provides that we may borrow at LIBOR-based rates of interest that vary depending on the level of usage of the facility and our credit ratings. The agreement contains financial covenants with respect to leverage and interest coverage and requires us to pay an annual commitment fee on any unused portion. We had no borrowings under our revolving credit facility at October 31, 2017 or at any point during the fiscal year. We were in compliance with all debt covenants as of October 31, 2017.

We continue to monitor our liquidity daily. We remain committed to growing our business and returning capital to shareholders. We expect that our main uses of cash will be paying dividends, acquiring shares of our Non-Voting Common Stock, making seed investments in new products and strategic acquisitions, enhancing our technology infrastructure and paying the operating expenses of our business, which are largely variable in nature and fluctuate with revenue and assets under management. We believe that our existing liquid assets, cash flows from operations and borrowing capacity under our existing credit facility are sufficient to meet our current and forecasted operating cash needs. The risk exists, however, that if we need to raise additional capital or refinance existing debt in the future, resources may not be available to us in sufficient amounts or on acceptable terms. Our ability to enter the capital markets in a timely manner depends on a number of factors, including the state of global credit and equity markets, interest rates, credit spreads and our credit ratings. If we are unable to access capital markets to issue new debt, refinance existing debt or sell shares of our Non-

Voting Common Stock as needed, or if we are unable to obtain such financing on acceptable terms, our business could be adversely affected.

Recoverability of our Investments

Our $898.2 million of investments as of October 31, 2017 consisted of our 49 percent equity interest in Hexavest, positions in Company-sponsored funds and separate accounts entered into for investment and business development purposes, and certain other investments held directly by the Company. Investments in Company-sponsored funds and separate accounts and investments held directly by the Company are generally in liquid debt or equity securities and are carried at fair market value. We test our investments, other than trading and equity method investments, for impairment on a quarterly basis. We evaluate our investments in non-consolidated CLO entities and investments classified as available-for-sale for impairment using quantitative factors, including how long the investment has been in a net unrealized loss position, and qualitative factors, including the credit quality of the underlying issuer and our ability and intent to continue holding the investment. During fiscal 2017, the Company recognized $0.4 million of other-than-temporary impairment losses related to its investment in a non-consolidated CLO entity. If markets deteriorate in the quarters ahead, our assessment of impairment on a quantitative basis may lead us to impair additional investments in future quarters that were in an unrealized loss position at October 31, 2017.

We test our investments in equity method investees, goodwill and indefinite-lived intangible assets in the fourth quarter of each fiscal year, or as facts and circumstances indicate that additional analysis is warranted. There have been no significant changes in financial condition in fiscal 2017 that would indicate that an impairment loss exists at October 31, 2017.

We periodically review our deferred sales commissions and amortizing identifiable intangible assets for impairment as events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. There have been no significant changes in financial condition in fiscal 2017 that would indicate that an impairment loss exists at October 31, 2017.

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

Cash provided by operating activities totaled $64.9 million in fiscal 2017, a decrease of $275.7 million from $340.5 million in fiscal 2016. The decrease in net cash provided by operating activities year-over-year primarily reflects an increase in net cash used for the purchase of investments in trading securities and a decrease in the cash provided by the operating activities of our previously consolidated CLO entity, partially offset by an increase in the timing differences in the cash settlements of our other assets and liabilities.

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

Cash used for investing activities totaled $91.4 million in fiscal 2017, of which $31.3 million was used for investing activities of our consolidated CLO entity, compared to cash used for investing activities of $108.3 million in fiscal 2016. Excluding cash flows attributable to investing activities of consolidated CLO entities, the year-over year change in cash used by investing activities can be primarily attributed to an increase in net cash paid in acquisitions of $53.5 million, an increase of $16.0 million in net proceeds from purchases and sales of available-for-sale securities, a decrease in lending to affiliates of $5.0 million and an increase in additions to equipment and leasehold improvements of $2.0 million.

Cash used for investing activities totaled $108.3 million in fiscal 2016 compared to cash provided by investing activities of $84.3 million in fiscal 2015. The change in cash provided by (used for) investing activities can be attributed primarily to a decrease of $128.1 million in the net proceeds from the sales of consolidated CLO entity investments, a decrease of $59.2 million in the net proceeds from the sales and purchases of available-for-sale securities, the issuance of a $5.0 million note receivable to Hexavest and an increase of $1.0 million in payment to sellers of the TABS business in fiscal 2016.

Financing Cash Flows

Financing cash flows primarily reflect the proceeds and repayments associated with the Company’s debt, the issuance and repurchase of our Non-Voting Common Stock, the payment of dividends to our shareholders, the purchase of non-controlling interests in our majority-owned subsidiaries, distributions to non-controlling interest holders of our majority-owned subsidiaries and excess tax benefits associated with stock option exercises and the vesting of restricted stock awards. Financing cash flows also reflect the financing activities of our consolidated funds, including the proceeds from the issuance of capital stock, payments for redemptions and distributions to non-controlling interest holders of these funds. In addition, financing cash flows reflect the financing activities of our consolidated CLO entities, including the issuance and repayment of CLO beneficial interests (senior and subordinated notes) and proceeds and repayments of CLO borrowings.

Cash provided by (used for) financing activities totaled $210.2 million, $(270.2) million and $(221.4) million in fiscal 2017, 2016 and 2015, respectively. In fiscal 2017, the Company issued $300 million of 2027 Senior Notes, resulting in net proceeds of approximately $296.1 million, and redeemed the remaining $250 million of the Company’s 2017 Notes for $255.4 million. In other financing activities, we paid $9.8 million to acquire additional interests in Atlanta Capital and Parametric, repurchased and retired a total of 2.9 million shares of our Non-Voting Common Stock for $126.2 million under our authorized repurchase programs, and issued 7.4 million shares of our Non-Voting Common Stock in connection with the grant of restricted share awards, the exercise of stock options and other employee stock purchases for total proceeds of $210.9 million. As of October 31, 2017, we have authorization to purchase an additional 6.1 million shares under our current share repurchase authorization and anticipate that future repurchases will continue to be an ongoing use of cash. Our dividends declared per share were $1.15 in fiscal 2017 and $1.075 in fiscal 2016. We currently expect to declare and pay quarterly dividends on our Voting and Non-Voting Common Stock comparable to the dividend declared in the fourth quarter of fiscal 2017.

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

Contractual Obligations

The following table details our contractual obligations as of October 31, 2017:

	Payments due by Period
		Less			More
		than 1	1-3	4-5	than 5
(in millions)	Total	Year	Years	Years	Years
Operating leases – facilities and equipment(1)	$328	$23	$47	$40	$218
Senior notes	625	-	-	-	625
Interest payment on senior notes	170	22	45	45	58
Payments to non-controlling interest holders of majority-owned subsidiaries	13	13	-	-	-
Unrecognized tax benefits(2)	2	1	1	-	-
Total	$1,138	$59	$93	$85	$901

Contractual obligations of consolidated CLO entity:
Line of credit	$13	$13	$-	$-	$-
Total for consolidated CLO entity	$13	$13	$-	$-	$-

(1)	Minimum payments have not been reduced by minimum sublease rentals of $0.1 million to be received in the future under non-cancelable subleases.
(2)	This amount includes unrecognized tax benefits along with accrued interest and penalties.

Non-controlling interests held by employees in Atlanta Capital and Parametric long-term equity incentive plans are not subject to mandatory redemption. The purchase of non-controlling interests is predicated on the exercise of a series of puts held by non-controlling interest holders and calls held by us. The puts provide the non-controlling interest holders the right to require us to purchase these retained interests at specific intervals over time, while the calls provide us with the right to require the non-controlling interest holders to sell their retained equity interests to us at specified intervals over time, as well as upon the occurrence of certain events such as death or permanent disability. These non-controlling interests are redeemable at fair value. There is significant uncertainty as to the timing and amount of any non-controlling interest purchase in the future.

Accordingly, future payments to be made to purchase non-controlling interests have been excluded from the above table, unless a put or call option has been exercised and a mandatory firm commitment exists for us to purchase such non-controlling interests. Although the timing and amounts of these purchases cannot be predicted with certainty, we anticipate that the purchase of non-controlling interests in our consolidated subsidiaries may be a significant use of cash in future years. In the table above, payments to non-controlling interest holders of majority-owned subsidiaries include $4.2 million and $5.7 million of payments upon the execution of termination call options by the Company related to indirect profit interests held by terminated employees of Atlanta Capital and Parametric, respectively. These transactions settled in November 2017. Within the same line in the table above is $2.8 million related to the Company’s exercise of a final call option pursuant to the terms of the Atlanta Capital original acquisition agreement, as amended. This transaction is expected to settle in December 2017.

We have presented all redeemable non-controlling interests at redemption value on our Consolidated Balance Sheet as of October 31, 2017. We have recorded the current year change in the estimated redemption value of non-controlling interests redeemable at fair value as a component of additional paid-in capital and have recorded the current year change in the estimated redemption value of non-controlling interests redeemable at other than fair value (non-controlling interests redeemable based on a multiple of earnings before interest and taxes of the subsidiary) as a component of net income attributable to non-controlling and other beneficial interests. Based on our calculations, the estimated redemption value of our non-controlling interests totaled $250.8 million on October 31, 2017 compared to $109.0 million on October 31, 2016. These interests are all redeemable at fair value. No puts or calls redeemable at other than fair value were outstanding as of October 31, 2017.

Redeemable non-controlling interests as of October 31, 2017 consisted of third-party investors’ ownership in consolidated investment funds of $154.1 million, non-controlling interests in Parametric issued in conjunction with the Clifton Group Investment Management Company (Clifton) acquisition of $8.4 million, non-controlling interests in Parametric issued in conjunction with the Parametric Risk Advisors LLC (Parametric Risk Advisors) final put option of $14.7 million and profit interests granted under the long-term incentive plans of Parametric and Atlanta Capital of $46.3 million and $27.3 million, respectively, all of which are redeemable at fair value.

We have elected to maintain the Company’s ownership interest in Hexavest at 49 percent. On December 11, 2017, we notified the employee-owners of Hexavest that we would not be exercising our option to purchase an additional 26 percent interest under the terms of the option agreement entered into when we acquired our Hexavest position in 2012. As a result, there will be no future payment related to this option, which has been excluded from the table above.

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

Foreign Subsidiaries

We consider the undistributed earnings of certain of our foreign subsidiaries to be indefinitely reinvested in foreign operations as of October 31, 2017. Accordingly, no U.S. income taxes have been provided thereon. As of October 31, 2017, the Company had approximately $61.7 million of undistributed earnings in certain Canadian, United Kingdom and Australian foreign subsidiaries that are not available to fund domestic operations or to distribute to shareholders unless repatriated. Repatriation would require the Company to accrue and pay U.S. corporate income taxes. The unrecognized deferred income tax liability on these un-repatriated funds, or temporary difference, is estimated to be $7.7 million at October 31, 2017. The Company does not intend to repatriate these funds, has not previously repatriated funds from these entities, and has the financial liquidity to permanently leave these funds offshore.

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

Consolidation of variable interest entities (VIEs)

Accounting guidance provides a framework for determining whether an entity should be considered a VIE and, if so, whether our involvement with the entity represents a variable interest in the entity. If we determine that we have a variable interest in a VIE, we must perform an analysis to determine whether we are the primary beneficiary of the VIE. If we determine we are the primary beneficiary of the VIE, we are required to consolidate the assets, liabilities, results of operations and cash flows of the VIE.

Our evaluation of whether we qualify as the primary beneficiary of a VIE is complex. We are the primary beneficiary of a VIE if we have a controlling financial interest in the VIE. A company is deemed to have a controlling financial interest in a VIE if it has both (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.

For collateralized loan obligation (CLO) entities, we must evaluate the relative size of our beneficial interest and the overall magnitude and design of the collateral management fees within each structure. There is also judgment involved in assessing whether we have the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses of or the right to receive benefits from the VIE that could potentially be significant.

While we believe our overall evaluation of VIEs is appropriate, future changes in estimates, judgments and assumptions or changes in our ownership interests in a VIE may affect the resulting consolidation, or deconsolidation, of the assets, liabilities, results of operations and cash flows of a VIE.

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

We utilize third-party pricing services to value investments in various asset classes, including interests in senior floating-rate loans and other debt obligations, derivatives and certain foreign equity securities, as further discussed below. Valuations provided by the pricing services are subject to exception reporting that identifies securities with significant movements in valuation, as well as investments with no movements in valuation. These exceptions are reviewed by us on a daily basis. We compare the price of trades executed by us to the valuations provided by the third-party pricing services to identify and research significant variances. We periodically compare the pricing service valuations to valuations provided by a secondary independent source when available. Market data provided by the pricing services and other market participants, such as the Loan Syndication and Trading Association (LSTA) trade study, is reviewed to assess the reliability of the provided data. Our Valuation Committee reviews the general assumptions underlying the methodologies used by the pricing services to value various asset classes at least annually. Throughout the year, members of our Valuation Committee meet with the service providers to discuss any significant changes to the service providers’ valuation methodologies or operational processes.

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

We recognize any transfers between levels at the end of each quarter.

Income taxes

Deferred income taxes reflect the expected future tax consequences of temporary differences between the carrying amounts and tax bases of our assets and liabilities measured using rates expected to be in effect when such differences reverse. To the extent that deferred tax assets are considered more likely than not to be unrealizable, valuation allowances are provided. Proposed changes in U.S. tax policy, which include a proposal to reduce federal tax rates for corporations, may impact the carrying value of deferred tax assets and liabilities due to the change in future tax rates. Remeasurement of deferred taxes for a corporate rate reduction and other applicable provisions of tax reform will be recorded as an expense or benefit in the period that the new legislation is enacted.

Our effective tax rate reflects the statutory tax rates of the many jurisdictions in which we operate. Significant judgment is required in evaluating our tax positions. In the ordinary course of business, many transactions occur for which the ultimate tax outcome is uncertain. Accounting standards governing the accounting for uncertainty in income taxes for a tax position taken or expected to be taken in a tax return require that the tax effects of a position be recognized only if it is more likely than not to be sustained based solely on its technical merits as of the reporting date. The more-likely-than-not threshold must be met in each reporting period to support continued recognition of the benefit. The difference between the tax benefit recognized in the financial statements for a tax position and the tax benefit claimed in the income tax return is referred to as an unrecognized tax benefit. Unrecognized tax benefits, as well as the related interest and penalties, are regularly evaluated and adjusted as appropriate to reflect changing facts and circumstances. We classify any interest or penalties incurred as a component of income tax expense.

Goodwill

Goodwill represents the excess of the cost of our investment in the net assets of acquired companies over the fair value of the underlying identifiable net assets at the dates of acquisition. We attribute all goodwill associated with the acquisitions of Atlanta Capital, Parametric and Clifton, which share similar economic characteristics, to one reporting unit. We attribute all goodwill associated with the acquisition of the TABS business of M.D. Sass Investor Services and other acquisitions to a second reporting unit.

Goodwill is not amortized but is tested annually for impairment in the fourth quarter of each fiscal year by comparing the fair values of identified reporting units to their respective carrying amounts, including goodwill. We establish fair value for the purpose of impairment testing for each reporting unit by using an income approach and a market approach.

The income approach employs a discounted cash flow model that takes into account (1) assumptions that market participants would use in their estimates of fair value, (2) current period actual results and (3) budget projections for future periods that have been vetted by senior management. The discounted cash flow model incorporates the same fundamental pricing concepts used to calculate fair value in the acquisition due diligence process and a discount rate that takes into consideration our estimated cost of capital adjusted for the uncertainty inherent in the forecasted information.

The market approach employs market multiples based on comparable publicly traded companies in the financial services industry, calculated with data from industry sources. Estimates of fair value are established using current and forward multiples of both revenue and earnings before interest, taxes, depreciation and amortization (EBITDA), adjusted for size and performance of the reporting unit relative to peer companies.

If the carrying amount of the reporting unit exceeds its calculated fair value, the second step of the goodwill impairment test will be performed to measure the amount of the impairment loss, if any.

Intangible assets

Amortizing identifiable intangible assets generally represent the cost of client relationships, intellectual property, trademarks, and research systems. In valuing these assets, we make assumptions regarding useful lives and projected growth rates, and significant judgment is required. We periodically review our amortizing identifiable intangible assets for impairment as events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If the carrying amounts of those assets exceed their respective fair values, additional impairment tests are performed to measure the amounts of the impairment losses, if any.

Non-amortizing intangible assets generally represent the cost of mutual fund management contracts acquired. Non-amortizing intangible assets are tested for impairment in the fourth quarter of each fiscal year by comparing the fair values of the management contracts acquired to their carrying values. We establish fair value for purposes of impairment testing using the income approach. If the carrying value of a management contract acquired exceeds its fair value, an impairment loss is recognized equal to that excess.

Stock-based compensation

We account for stock-based compensation expense at fair value. Under the fair value method, stock-based compensation expense, which reflects the fair value of stock-based awards measured at grant date, is recognized on a straight-line basis over the relevant service period (generally five years) and is adjusted each period for anticipated forfeitures.

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

Tax benefits realized upon the exercise of stock options that are in excess of the expense previously recognized for financial reporting purposes are recorded in shareholders’ equity and reflected as a financing activity in our Consolidated Statements of Cash Flows. If the tax benefit realized is less than the expense previously recorded, the shortfall is recorded in shareholders’ equity. To the extent the expense exceeds available windfall tax benefits, it is recorded in our Consolidated Statements of Income and reflected as an operating activity on our Consolidated Statements of Cash Flows.

Non-controlling interests

Non-redeemable non-controlling interests consist entirely of unvested interests granted to employees of our majority-owned subsidiaries under subsidiary-specific long-term equity plans. These grants become subject to holder put rights upon vesting and are reclassified to temporary equity as vesting occurs.

Non-controlling interests redeemable at fair value consist of interests in our consolidated sponsored funds and certain vested interests held by employees of our majority-owned subsidiaries that were granted under the subsidiaries’ long-term equity plans. Our non-controlling interests redeemable at fair value are recorded in temporary equity at estimated redemption value and changes in the estimated redemption value of these interests are recognized as increases or decreases to additional paid-in capital.

Non-controlling interests redeemable at other than fair value consisted of certain other interests in our majority-owned subsidiaries. During the fiscal year ended October 31, 2017, the Company acquired the remaining profit interests held by the non-controlling interest holders of Atlanta Capital. As a result, the Company had no non-controlling interests that are redeemable at other than fair value as of October 31, 2017.

Accounting Developments

See Note 1, “Summary of Significant Accounting Policies – Adoption of new accounting standards,” and Note 2, “New Accounting Standards Not Yet Adopted,” in Item 8, “Financial Statements and Supplementary Data.”

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

The following is a summary of the effect that a 10 percent increase or decrease in equity prices would have on our investments subject to equity price fluctuations at October 31, 2017:

(in thousands)	Carrying Value	Carrying Value Assuming a 10% Increase	Carrying Value Assuming a 10% Decrease
Investment securities, trading:
Consolidated sponsored funds and separately managed accounts	$181,488	$199,637	$163,339
Investment securities, available-for-sale:
Sponsored funds	21,063	23,169	18,957
Total	$202,551	$222,806	$182,296

At October 31, 2017, we were exposed to interest rate risk and credit spread risk as a result of approximately $527.6 million in investments in fixed and floating-rate income funds sponsored or managed by us, debt securities held by sponsored funds we consolidate, debt securities held in separately managed accounts seeded for new product development purposes and short-term debt securities held directly by us. Management considered a hypothetical 100 basis point change in interest rates and determined that an increase of such magnitude would result in a decrease of approximately $5.3 million in the carrying amount of our debt investments and that a decrease of 100 basis points would increase the carrying amount of such investments by approximately $5.3 million.

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

At October 31, 2017, we had outstanding foreign exchange contracts, stock index futures contracts, currency futures contracts, commodity futures contracts, interest rate futures contracts and total return swap contracts with aggregate notional values of approximately $28.1 million, $118.1 million, $14.5 million, $10.2 million, $25.6 million and $50.2 million, respectively. We estimate that a 10 percent adverse change in market prices would result in a decrease of approximately $59,000, $269,000, $15,000, $6,000, $18,000 and $57,000, respectively, in the fair value of open foreign exchange contracts, stock index futures contracts, currency futures contracts, commodity futures contracts, interest rate futures contracts and total return swap contracts held at October 31, 2017.

We are required to maintain cash collateral for margin accounts established to support certain derivative positions. Our initial margin requirements are currently equal to five percent of the initial underlying value of our stock index futures contracts, currency futures contracts, commodity futures contracts and interest rate futures contracts. Additional margin requirements include daily posting of variation margin equal to the daily change in the position value. We do not have a collateral requirement related to foreign exchange contracts or total return swap contracts. Cash collateral supporting margin requirements is classified as restricted cash and is included as a component of other assets on our Consolidated Balance Sheets. At October 31, 2017, cash collateral included in other assets on our Consolidated Balance Sheet totaled $8.5 million.

Direct exposure to credit risk arises from our interests in non-consolidated CLO entities that are included in investments in our Consolidated Balance Sheets, as well as our interests in consolidated CLO entities that are eliminated in consolidation. Our CLO entity investments entitle us only to a residual interest in the CLO entity, making these investments highly sensitive to the default and recovery experiences of the underlying instruments held by the CLO entity. Our CLO investments are subject to an impairment loss in the event that the cash flows generated by the collateral securities are not sufficient to allow equity holders to recover their investments. If there is deterioration in the credit quality of collateral and reference securities and a corresponding increase in defaults, CLO entity cash flows may be adversely impacted and we may be unable to recover our investment. We had total investments in non-consolidated CLO entities of $3.6 million and an investment of $18.8 million in our consolidated CLO entity as of October 31, 2017, representing our total value at risk with respect to such entities as of that date.

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

Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements and Supplementary Data

For the Fiscal Years Ended October 31, 2017, 2016 and 2015

Contents	Page number reference

Consolidated Financial Statements of Eaton Vance Corp.:
Consolidated Statements of Income for each of the three years in the period ended October 31, 2017	66
Consolidated Statements of Comprehensive Income for each of the three years in the period ended October 31, 2017	67
Consolidated Balance Sheets as of October 31, 2017 and 2016	68
Consolidated Statements of Shareholders’ Equity for each of the three years in the period ended October 31, 2017	69
Consolidated Statements of Cash Flows for each of the three years in the period ended October 31, 2017	72
Notes to Consolidated Financial Statements	74
Report of Independent Registered Public Accounting Firm	127

All schedules have been omitted because they are not required, are not applicable or the information is otherwise shown in the consolidated financial statements or notes thereto.

Consolidated Statements of Income

	Years Ended October 31,
(in thousands, except per share data)	2017	2016	2015
Revenue:
Management fees	$1,318,141	$1,151,198	$1,196,866
Distribution and underwriter fees	78,776	74,822	80,815
Service fees	119,962	107,684	116,448
Other revenue	12,131	9,156	9,434
Total revenue	1,529,010	1,342,860	1,403,563
Expenses:
Compensation and related costs	553,952	491,115	483,827
Distribution expense	132,873	117,996	198,155
Service fee expense	112,519	98,494	106,663
Amortization of deferred sales commissions	16,239	15,451	14,972
Fund-related expenses	48,995	35,899	35,886
Other expenses	181,674	169,637	163,613
Total expenses	1,046,252	928,592	1,003,116
Operating income	482,758	414,268	400,447
Non-operating income (expense):
Gains (losses) and other investment income, net	19,303	12,411	(31)
Interest expense	(27,496)	(29,410)	(29,357)
Loss on extinguishment of debt	(5,396)	-	-
Other income (expense) of consolidated collateralized loan obligation (CLO) entities:
Gains and other investment income, net	-	24,069	5,092
Interest and other expense	-	(13,286)	(6,767)
Total non-operating expense	(13,589)	(6,216)	(31,063)
Income before income taxes and equity in net income of affiliates	469,169	408,052	369,384
Income taxes	(173,666)	(153,630)	(143,214)
Equity in net income of affiliates, net of tax	10,870	10,335	12,021
Net income	306,373	264,757	238,191
Net income attributable to non-controlling and other beneficial interests	(24,242)	(23,450)	(7,892)
Net income attributable to Eaton Vance Corp. shareholders	$282,131	$241,307	$230,299
Earnings per share:
Basic	$2.54	$2.20	$2.00
Diluted	$2.42	$2.12	$1.92
Weighted average shares outstanding:
Basic	110,918	109,914	113,318
Diluted	116,418	113,982	118,155
Dividends declared per share	$1.150	$1.075	$1.015

See notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income

	Years Ended October 31,
(in thousands)	2017	2016	2015

Net income	$306,373	$264,757	$238,191

Other comprehensive income (loss):
Unrealized loss on cash flow hedges, net of tax	(413)	-	-
Amortization of net gains on cash flow hedges, net of tax	27	13	13
Unrealized gains (losses) on available-for-sale investments and reclassification adjustments, net of tax	1,185	(790)	(1,895)
Foreign currency translation adjustments, net of tax	9,310	(8,220)	(28,708)
Other comprehensive income (loss), net of tax	10,109	(8,997)	(30,590)

Total comprehensive income	316,482	255,760	207,601
Comprehensive income attributable to non-controlling and other beneficial interests	(24,242)	(23,450)	(7,892)
Total comprehensive income attributable to Eaton Vance Corp. shareholders	$292,240	$232,310	$199,709

See notes to Consolidated Financial Statements.

Consolidated Balance Sheets

	October 31,
(in thousands, except share data)	2017	2016

Assets

Cash and cash equivalents	$610,555	$424,174
Management fees and other receivables	200,453	186,172
Investments	898,192	589,773
Assets of consolidated CLO entity:
Bank loan investments	31,348	-
Deferred sales commissions	36,423	27,076
Deferred income taxes	67,100	73,295
Equipment and leasehold improvements, net	48,989	44,427
Intangible assets, net	89,812	46,809
Goodwill	259,681	248,091
Loan to affiliate	5,000	5,000
Other assets	83,348	85,565
Total assets	$2,330,901	$1,730,382

Liabilities, Temporary Equity and Permanent Equity
Liabilities:
Accrued compensation	$207,330	$173,485
Accounts payable and accrued expenses	68,115	59,927
Dividend payable	44,634	36,525
Debt	618,843	571,773
Liabilities of consolidated CLO entity:
Line of credit	12,598	-
Other liabilities	116,298	75,069
Total liabilities	1,067,818	916,779
Commitments and contingencies (Note 20)
Temporary Equity:
Redeemable non-controlling interests	250,823	109,028
Permanent Equity:
Voting Common Stock, par value $0.00390625 per share:
Authorized, 1,280,000 shares
Issued and outstanding, 442,932 and 442,932 shares, respectively	2	2
Non-Voting Common Stock, par value $0.00390625 per share:
Authorized, 190,720,000 shares
Issued and outstanding, 118,077,872 and 113,545,008 shares, respectively	461	444
Additional paid-in capital	148,284	-
Notes receivable from stock option exercises	(11,112)	(12,074)
Accumulated other comprehensive loss	(47,474)	(57,583)
Retained earnings	921,235	773,000
Total Eaton Vance Corp. shareholders' equity	1,011,396	703,789
Non-redeemable non-controlling interests	864	786
Total permanent equity	1,012,260	704,575
Total liabilities, temporary equity and permanent equity	$2,330,901	$1,730,382

See notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders' Equity

	Permanent Equity										Temporary Equity
(in thousands)	Voting and Non-Voting Common Shares	Voting Common Stock	Non- Voting Common Stock	Additional Paid-In Capital	Notes Receivable from Stock Option Exercises	Accumulated Other Comprehensive Loss	Appropriated (Deficit) Retained Earnings	Retained Earnings	Non- Redeemable Non- Controlling Interests	Total Permanent Equity	Redeemable Non- Controlling Interests
Balance, November 1, 2014	118,261	$2	$460	$-	$(8,818)	$(17,996)	$2,467	$679,061	$2,305	$657,481	$107,466
Net income	-	-	-	-	-	-	(5,825)	230,299	4,049	228,523	9,668
Other comprehensive loss, net of tax	-	-	-	-	-	(30,590)	-	-	-	(30,590)	-
Dividends declared ($1.015 per share)	-	-	-	-	-	-	-	(118,719)	-	(118,719)	-
Issuance of Voting Common Stock	14	-	-	77	-	-	-	-	-	77	-
Issuance of Non-Voting Common Stock:
On exercise of stock options	3,500	-	14	87,625	(4,752)	-	-	-	-	82,887	-
Under employee stock purchase plans	101	-	-	3,324	-	-	-	-	-	3,324	-
Under employee stock purchase incentive plan	94	-	-	3,483	-	-	-	-	-	3,483	-
Under restricted stock plan, net of forfeitures	1,304	-	5	-	-	-	-	-	-	5	-
Stock-based compensation	-	-	-	69,279	-	-	-	-	-	69,279	-
Tax benefit of stock option exercises and vesting of restricted stock awards	-	-	-	9,979	-	-	-	-	-	9,979	-
Repurchase of Voting Common Stock	(14)	-	-	(77)	-	-	-	-	-	(77)	-
Repurchase of Non-Voting Common Stock	(7,374)	-	(28)	(177,548)	-	-	-	(105,796)	-	(283,372)	-
Principal repayments on notes receivable from stock option exercises	-	-	-	-	2,427	-	-	-	-	2,427	-
Net subscriptions (redemptions/distributions) of non-controlling interest holders	-	-	-	-	-	-	-	-	(4,032)	(4,032)	(3,863)
Net consolidations (deconsolidations) of sponsored investment funds and CLO entities	-	-	-	-	-	-	(1,980)	-	-	(1,980)	(2,623)
Reclass to temporary equity	-	-	-	-	-	-	-	-	(597)	(597)	597
Purchase of non-controlling interests	-	-	-	-	-	-	-	-	-	-	(18,474)
Changes in redemption value of non-controlling interests redeemable at fair value	-	-	-	3,858	-	-	-	-	-	3,858	(3,858)
Balance, October 31, 2015	115,886	$2	$451	$-	$(11,143)	$(48,586)	$(5,338)	$684,845	$1,725	$621,956	$88,913

See notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity (continued)

	Permanent Equity										Temporary Equity
(in thousands)	Voting and Non-Voting Common Shares	Voting Common Stock	Non- Voting Common Stock	Additional Paid-In Capital	Notes Receivable from Stock Option Exercises	Accumulated Other Comprehensive Loss	Appropriated Deficit	Retained Earnings	Non- Redeemable Non- Controlling Interests	Total Permanent Equity	Redeemable Non- Controlling Interests
Balance, November 1, 2015	115,886	$2	$451	$-	$(11,143)	$(48,586)	$(5,338)	$684,845	$1,725	$621,956	$88,913
Net income	-	-	-	-	-	-	9,768	241,307	4,066	255,141	9,616
Other comprehensive loss, net of tax	-	-	-	-	-	(8,997)	-	-	-	(8,997)	-
Dividends declared ($1.075 per share)	-	-	-	-	-	-	-	(122,154)	-	(122,154)	-
Issuance of Voting Common Stock	56	-	-	232	-	-	-	-	-	232	-
Issuance of Non-Voting Common Stock:
On exercise of stock options	3,805	-	15	107,851	(4,188)	-	-	-	-	103,678	-
Under employee stock purchase plans	98	-	-	3,145	-	-	-	-	-	3,145	-
Under employee stock purchase incentive plan	134	-	1	3,596	-	-	-	-	-	3,597	-
Under restricted stock plan, net of forfeitures	1,366	-	5	-	-	-	-	-	-	5	-
Stock-based compensation	-	-	-	71,337	-	-	-	-	-	71,337	-
Tax benefit of stock option exercises and vesting of restricted stock awards	-	-	-	2,240	-	-	-	-	-	2,240	-
Tax benefit of non-controlling interest repurchases (See Note 16)	-	-	-	52,657	-	-	-	-	-	52,657	-
Repurchase of Voting Common Stock	(28)	-	-	(77)	-	-	-	-	-	(77)	-
Repurchase of Non-Voting Common Stock	(7,329)	-	(28)	(221,949)	-	-	-	(30,998)	-	(252,975)	-
Principal repayments on notes receivable from stock option exercises	-	-	-	-	3,257	-	-	-	-	3,257	-
Net subscriptions (redemptions/distributions) of non-controlling interest holders	-	-	-	-	-	-	-	-	(4,886)	(4,886)	1,736
Net consolidations (deconsolidations) of sponsored investment funds and CLO entities	-	-	-	-	-	-	(4,430)	-	-	(4,430)	(1,567)
Reclass to temporary equity	-	-	-	-	-	-	-	-	(119)	(119)	119
Purchase of non-controlling interests	-	-	-	-	-	-	-	-	-	-	(8,821)
Changes in redemption value of non-controlling interests redeemable at fair value	-	-	-	(19,032)	-	-	-	-	-	(19,032)	19,032
Balance, October 31, 2016	113,988	$2	$444	$-	$(12,074)	$(57,583)	$-	$773,000	$786	$704,575	$109,028

See notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity (continued)

	Permanent Equity									Temporary Equity
(in thousands)	Voting and Non-Voting Common Shares	Voting Common Stock	Non-Voting Common Stock	Additional Paid-In Capital	Notes Receivable from Stock Option Exercises	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non- Redeemable Non- Controlling Interests	Total Permanent Equity	Redeemable Non- Controlling Interests
Balance, November 1, 2016	113,988	$2	$444	$-	$(12,074)	$(57,583)	$773,000	$786	$704,575	$109,028
Net income	-	-	-	-	-	-	282,131	4,079	286,210	20,163
Other comprehensive income, net of tax	-	-	-	-	-	10,109	-	-	10,109	-
Dividends declared ($1.150 per share)	-	-	-	-	-	-	(133,896)	-	(133,896)	-
Issuance of Non-Voting Common Stock:
On exercise of stock options	5,599	-	22	207,471	(3,538)	-	-	-	203,955	-
Under employee stock purchase plans	95	-	-	2,976	-	-	-	-	2,976	-
Under employee stock purchase incentive plan	108	-	-	3,997	-	-	-	-	3,997	-
Under restricted stock plan, net of forfeitures	1,625	-	6	-	-	-	-	-	6	-
Stock-based compensation	-	-	-	79,525	-	-	-	-	79,525	-
Tax benefit of stock option exercises and vesting of restricted stock awards	-	-	-	3,165	-	-	-	-	3,165	-
Tax benefit of non-controlling interest repurchases	-	-	-	8,454	-	-	-	-	8,454	-
Repurchase of Non-Voting Common Stock	(2,894)	-	(11)	(126,188)	-	-	-	-	(126,199)	-
Principal repayments on notes receivable from stock option exercises	-	-	-	-	4,500	-	-	-	4,500	-
Net subscriptions (redemptions/distributions) of non-controlling interest holders	-	-	-	-	-	-	-	(3,937)	(3,937)	191,822
Net consolidations (deconsolidations) of sponsored investment funds and CLO entities	-	-	-	-	-	-	-	-	-	(81,382)
Reclass to temporary equity	-	-	-	-	-	-	-	(64)	(64)	64
Purchase of non-controlling interests	-	-	-	-	-	-	-	-	-	(19,988)
Changes in redemption value of non-controlling interests redeemable at fair value	-	-	-	(31,116)	-	-	-	-	(31,116)	31,116
Balance, October 31, 2017	118,521	$2	$461	$148,284	$(11,112)	$(47,474)	$921,235	$864	$1,012,260	$250,823

See notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

	Years Ended October 31,
(in thousands)	2017	2016	2015
Cash Flows From Operating Activities:
Net income	$306,373	$264,757	$238,191
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,132	20,798	21,749
Unamortized loss on derivative instrument	(684)	-	-
Amortization of deferred sales commissions	16,231	15,458	14,976
Stock-based compensation	79,525	71,337	69,279
Deferred income taxes	14,345	22,089	4,784
Net (gains) losses on investments and derivatives	1,474	(534)	9,151
Impairment loss on investments	426	650	-
Equity in net income of affiliates, net of amortization	(10,870)	(10,552)	(12,734)
Dividends received from affiliates	11,447	11,460	15,908
Loss on extinguishment of debt	5,396	-	-
Consolidated CLO entities’ operating activities:
Net gains on bank loans, other investments and note obligations	-	(6,094)	(1,625)
Amortization	-	(624)	3
Net increase (decrease) in other assets and liabilities, including cash and cash equivalents	-	80,468	(141,450)
Changes in operating assets and liabilities:
Management fees and other receivables	(14,167)	1,334	(1,151)
Investments in trading securities	(396,619)	(93,420)	639
Deferred sales commissions	(25,577)	(17,380)	(22,294)
Other assets	(11,608)	(4,051)	3,466
Accrued compensation	33,489	(4,845)	(2,078)
Accounts payable and accrued expenses	7,330	(5,482)	1,308
Other liabilities	29,249	(4,820)	21,745
Net cash provided by operating activities	64,892	340,549	219,867
Cash Flows From Investing Activities:
Additions to equipment and leasehold improvements	(12,698)	(10,682)	(11,480)
Issuance of loan to affiliate	-	(5,000)	-
Net cash paid in acquisitions	(63,605)	(10,130)	(9,085)
Cash paid for intangible assets	-	(25)	-
Proceeds from sale of investments	16,502	17,375	69,946
Purchase of investments	(276)	(17,177)	(10,583)
Consolidated CLO entities’ investing activities:
Proceeds from sales and maturities of bank loans and other investments	-	166,460	147,766
Purchase of bank loans and other investments	(31,348)	(249,099)	(102,298)
Net cash (used for) provided by investing activities	(91,425)	(108,278)	84,266

See notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows (continued)

	Years Ended October 31,
(in thousands)	2017	2016	2015
Cash Flows From Financing Activities:
Purchase of additional non-controlling interest	(9,820)	(15,673)	(19,964)
Debt issuance costs	(2,761)	-	-
Proceeds from issuance of debt	298,896	-	-
Repayment of debt	(250,000)	-	-
Loss on extinguishment of debt	(5,396)	-	-
Proceeds from issuance of Voting Common Stock	-	232	77
Proceeds from issuance of Non-Voting Common Stock	210,934	110,425	89,699
Repurchase of Voting Common Stock	-	(77)	(77)
Repurchase of Non-Voting Common Stock	(126,199)	(252,975)	(283,372)
Principal repayments on notes receivable from stock option exercises	4,500	3,257	2,427
Excess tax benefit of stock option exercises and vesting of restricted stock awards	14,783	2,931	9,979
Dividends paid	(125,785)	(118,621)	(116,016)
Net subscriptions received from (redemptions/distributions paid to) non-controlling interest holders	188,463	302	(7,895)
Consolidated CLO entities’ financing activities:
Proceeds from line of credit	12,598	-	83,612
Repayment of line of credit	-	-	(202,357)
Issuance of senior and subordinated notes	-	-	401,607
Principal repayments of senior and subordinated note obligations	-	-	(179,166)
Net cash provided by (used for) financing activities	210,213	(270,199)	(221,446)
Effect of currency rate changes on cash and cash equivalents	2,701	(3,456)	(2,344)
Net increase (decrease) in cash and cash equivalents	186,381	(41,384)	80,343
Cash and cash equivalents, beginning of year	424,174	465,558	385,215
Cash and cash equivalents, end of year	$610,555	$424,174	$465,558
Supplemental Cash Flow Information:
Cash paid for interest	$25,535	$28,413	$28,390
Cash paid for interest upon repayment of debt	1,354	-	-
Cash paid for interest by consolidated CLO entities	-	11,024	2,388
Cash paid for income taxes, net of refunds	143,948	128,845	120,496
Supplemental Disclosure of Non-Cash Information:
Increase in equipment and leasehold improvements due to non-cash additions	$863	$453	$389
Exercise of stock options through issuance of notes receivable	3,538	4,188	4,752
Non-controlling interest call option exercise recorded in other liabilities	12,379	2,510	10,105
Increase (decrease) in non-controlling interest due to net consolidations (deconsolidation) of sponsored investment funds	129,587	(1,567)	(2,623)
Initial Consolidation of CLO Entity:
Increase in other assets, net of other liabilities	$-	$-	$(54,578)
Increase in investments	31,348	-	207,371
Increase in borrowings	12,598	-	153,745
Deconsolidation of CLO Entity:
Decrease in other assets, net of other liabilities	$-	$(12,118)	$(3,566)
Decrease in investments	-	(389,856)	(1,559)
Decrease in borrowings	-	(397,544)	(4,097)

See notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

Business and organization

Eaton Vance Corp. and its subsidiaries (the Company) manage investment funds and provide investment management and advisory services to high-net-worth individuals and institutions in the United States, Europe, the Asia Pacific region and certain other international markets. The Company distributes its funds and retail managed accounts principally through financial intermediaries. The Company also commits significant resources to serving institutional and high-net-worth clients who access investment management services on a direct basis.

Revenue is largely dependent on the total value and composition of assets under management, which include sponsored funds and separate accounts. Accordingly, fluctuations in financial markets and changes in the composition of assets under management impact revenue and the results of operations.

Basis of presentation

The preparation of the Company’s Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make judgments, estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and related notes to the Consolidated Financial Statements. However, due to the inherent uncertainties in making estimates, actual results could differ from those estimates.

During the first quarter of fiscal 2017, the Company changed the description of a line item in the Consolidated Statements of Income from investment advisory and administrative fees to management fees. The change in the description had no impact on the Company’s previously reported net income or financial position, and does not represent a restatement of previously reported financial results. Management fees are defined as including both investment advisory fees and administrative fees for all periods presented.

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

The adoption of the amendments to the consolidation guidance did not result in the consolidation of previously unconsolidated legal entities or the deconsolidation of previously consolidated entities. The amendment to the consolidation guidance that had the most significant impact on the Company’s consolidation analyses is the elimination of the deferral of accounting guidance that required separate evaluation for investment company variable interest entities (VIEs). The elimination of this deferral effectively reduced the threshold used to evaluate whether the Company has a controlling financial interest in the Company’s sponsored funds in which the Company holds a seed investment from an ownership percentage of 50 percent to 10 percent. The amended guidance also impacted the Company’s evaluation of limited partnerships. Under the amended guidance, if limited partners with equity at risk in a limited partnership or similarly structured entity do not have either substantive kick-out rights over the general partner or substantive participation rights, the limited partnership is deemed to be a VIE. This update to the guidance resulted in the Company identifying that a private equity partnership managed by a third party that was previously considered a voting interest entity is now considered a VIE. The Company holds a variable interest in, but is not deemed to be the primary beneficiary of, this VIE. Refer to disclosure of this variable interest in Note 6, under the heading Other Entities.

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

In addition to the above updates, the Company adopted ASU 2017-01, Clarifying the Definition of a Business, in conjunction with the acquisition of the assets of Calvert Investment Management, Inc. (Calvert Investments), which closed on December 30, 2016. This new standard provides for an up-front quantitative approach, which is referred to as a “screen,” to determine whether an entity is acquiring assets or a business. In applying the screen, the Company determined that substantially all of the fair value of the gross assets acquired was concentrated in a group of similar assets and that the assets acquired, therefore, did not qualify as a business. Required disclosures related to the acquisition are included in Note 10.

Where applicable, the Company’s significant accounting policies discussed below have been amended to reflect each of the ASUs adopted as of November 1, 2016.

Principles of consolidation

With limited exceptions, each of the Company’s sponsored mutual funds is organized as a separately managed component (or series) of a series trust. All assets of a series irrevocably belong to that series and are subject to the liabilities of that series; under no circumstances are the liabilities of one series payable by another series. The Company’s series trusts have no equity investment at risk, rather, all equity is issued at the series level. However, decisions regarding the trustees of the trust and certain key activities of each series (i.e., sponsored fund) within the trust, such as appointment of each sponsored fund’s investment adviser, typically reside at the trust level. As a result, shareholders of a sponsored fund that is organized as a series of a series trust lack the ability to control the key decision-making processes that most significantly affect the economic performance of the sponsored fund. Accordingly, the Company believes that each trust is a VIE and each sponsored fund within the trust is a silo that will be evaluated for consolidation as a separate VIE. Having concluded that each silo is a VIE for accounting purposes, the primary beneficiary evaluation is focused on an analysis of economic interests in each silo. The Company may hold a significant interest in the shares of a sponsored fund during the seed investment stage when the sponsored fund’s investment track record is being established. The Company consolidates a sponsored fund when it has a controlling financial interest in the fund. The Company has generally concluded that its fees earned from asset management arrangements with sponsored funds represent variable interests that convey both power and significant economic exposure (i.e., characteristics of a controlling financial interest) to the Company in instances in which the Company holds a greater than 10 percent ownership interest in the fund. To the extent that the Company’s interest in a sponsored fund is limited to fees earned from the fund that are commensurate with the services provided and consistent with market-based terms and/or insignificant interests, the Company would not be considered to have a variable interest in the fund and no further consolidation analysis is performed. Management fee revenue earned on, as well as the Company’s investments in, consolidated sponsored funds are eliminated in consolidation.

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

Consolidation of VIEs

Accounting guidance provides a framework for determining whether an entity should be considered a VIE and, if so, whether a company’s involvement with the entity represents a variable interest in the entity. If the Company determines that it has a variable interest in a VIE, it must perform an analysis to determine whether it is the primary beneficiary of the VIE. If the Company determines it is the primary beneficiary of the VIE, it is required to consolidate the assets, liabilities, results of operations and cash flows of the VIE.

The Company’s ongoing evaluation of whether it qualifies as the primary beneficiary of a VIE is complex. The Company is the primary beneficiary of a VIE if it has a controlling financial interest in the VIE. A company is deemed to have a controlling financial interest in a VIE if it has both (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (ii) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.

For collateralized loan obligation (CLO) entities, the Company must evaluate the relative size of the Company’s beneficial interest and the overall magnitude and design of the collateral fees within each structure. There is also judgment involved in assessing whether the Company has the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses of or the right to receive benefits from the VIE that could potentially be significant to the entity.

While the Company believes its overall evaluation of VIEs is appropriate, future changes in estimates, judgments and assumptions or changes in the ownership interests of the Company in a VIE affect the resulting consolidation, or deconsolidation, of the assets, liabilities, results of operations and cash flows of a VIE.

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

Restricted cash

Restricted cash consists principally of cash collateral required for margin accounts established to support derivative positions, and is included as a component of other assets on the Company’s Consolidated Balance Sheets. Such derivatives are used to hedge certain investments in consolidated sponsored funds and separately managed accounts seeded for product development purposes (consolidated seed investments). Because the accounts are used to support trading activities, changes in restricted cash balances are reflected as operating cash flows in other assets in the Company’s Consolidated Statements of Cash Flows.

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

Investments in non-consolidated CLO entities

Investments in non-consolidated CLO entities are carried at amortized cost unless impaired. The excess of actual and anticipated future cash flows over the initial investment at the date of purchase is recognized in gains (losses) and other investment income, net, over the life of the investment using the effective yield method. The Company reviews cash flow estimates throughout the life of each non-consolidated CLO entity. If the updated estimate of future cash flows (taking into account both timing and amounts) is less than the last estimate, an impairment loss is recognized to the extent the carrying amount of the investment exceeds its fair value.

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

The Company utilizes third-party pricing services to value investments in various asset classes, including interests in senior floating-rate loans and other debt obligations, derivatives and certain foreign equity securities, as further discussed below. Valuations provided by the pricing services are subject to exception reporting that identifies securities with significant movements in valuation, as well as investments with no movements in valuation. These exceptions are reviewed by the Company on a daily basis. The Company compares the price of trades executed by the Company to the valuations provided by the third-party pricing services to identify and research significant variances. The Company periodically compares the pricing service valuations to valuations provided by a secondary independent source when available. Market data provided by the pricing services and other market participants, such as the Loan Syndication and Trading Association (LSTA) trade study, is reviewed by the Company to assess the reliability of the provided data. The Company’s Valuation Committee reviews the general assumptions underlying the methodologies used by the pricing services to value various asset classes at least annually. Throughout the year, members of the Company’s Valuation Committee or its designees meet with the service providers to discuss any significant changes to the service providers’ valuation methodologies or operational processes.

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

Derivative financial instruments

The Company may utilize derivative financial instruments to hedge market, interest rate, commodity and currency risks associated with its investments in separate accounts and certain consolidated sponsored funds seeded for new product development purposes, exposures to fluctuations in foreign currency exchange rates associated with investments denominated in foreign currencies and interest rate risk inherent in debt offerings. These derivative financial instruments may or may not qualify for designation in a hedge relationship for accounting purposes. In addition, certain consolidated seed investments may enter into derivative financial instruments within their portfolios to achieve stated investment objectives. The Company does not use derivative financial instruments for speculative purposes.

The Company records all derivative financial instruments as either assets or liabilities on its Consolidated Balance Sheets and measures these instruments at fair value. Derivative transactions are presented on a gross basis in the Company’s Consolidated Balance Sheets. For a derivative financial instrument that is designated as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income (loss) and subsequently reclassified into earnings over the life of the hedge. The ineffective portion of the gain or loss is reported in earnings immediately. Changes in the fair value of the Company’s other derivative financial instruments are recognized in earnings in the current period.

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

Goodwill

Goodwill represents the excess of the cost of the Company’s investment in the net assets of acquired companies over the fair value of the underlying identifiable net assets at the dates of acquisition. The Company attributes all goodwill associated with its acquisitions of Atlanta Capital Management Company, LLC (Atlanta Capital), Parametric Portfolio Associates LLC (Parametric) and The Clifton Group Investment Management Company (Clifton), which share similar economic characteristics, to one reporting unit. The Company attributes all goodwill associated with its acquisition of the Tax Advantaged Bond Strategies (TABS) business of M.D. Sass Investor Services and other acquisitions to a second reporting unit.

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

The market approach employs market multiples based on comparable publicly traded companies in the financial services industry, calculated with data from industry sources. Estimates of fair value are established using current and forward multiples of both revenue and earnings before interest, taxes, depreciation and amortization (EBITDA), adjusted for size and performance of the reporting unit relative to peer companies.

If the carrying amount of the reporting unit exceeds its calculated fair value, the second step of the goodwill impairment test will be performed to measure the amount of the impairment loss, if any.

Intangible assets

Amortizing identifiable intangible assets generally represent the cost of client relationships, intellectual property, trademarks and research systems. In valuing these assets, the Company makes assumptions regarding useful lives and projected growth rates, and significant judgment is required. The Company periodically reviews its amortizing identifiable intangible assets for impairment as events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If the carrying amounts of those assets exceed their respective fair values, additional impairment tests are performed to measure the amounts of the impairment losses, if any.

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

Revenue recognition

Management fees

Investment advisory and administrative fees for the funds and investment advisory fees for separate accounts managed by the Company are recorded in management fee revenue as the services are performed. Such fees are based primarily on predetermined percentages of the market values of the assets under management. The Company’s fund investment advisory and administrative fees are calculated principally as a percentage of average daily net assets. The Company’s separate account investment advisory fees are calculated as a percentage of either beginning, average or ending monthly or quarterly net assets. Investment advisory and administrative fees for the funds are earned daily and paid monthly; investment advisory fees for separate accounts are earned daily and paid either monthly or quarterly. The Company may waive certain fees for investment advisory and administrative services at its discretion.

Performance fees are generated on certain fund and separate account management contracts when specific performance hurdles are met. Such fees are recorded in management fee revenue as of the performance measurement date, when the outcome can be reasonably assured and measured reliably.

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

Pursuant to management’s assessment of the criteria described above, management fees are recorded gross of any sub-advisory payments, with the corresponding fees paid to any sub-adviser based on the terms of those arrangements included in fund-related expenses in the Company’s Consolidated Statements of Income.

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

Advertising and promotion

The Company expenses all advertising and promotional costs as incurred. Advertising costs incurred were not material to the Company’s Consolidated Financial Statements in the fiscal years ended October 31, 2017, 2016 or 2015.

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

Non-controlling interests redeemable at fair value consist of interests in the Company’s consolidated sponsored funds and certain vested interests held by employees of the Company’s majority-owned subsidiaries that were granted under the subsidiaries’ long-term equity plans. The Company’s non-controlling interests redeemable at fair value are recorded in temporary equity at estimated redemption value and changes in the estimated redemption value of these interests are recognized as increases or decreases to additional paid-in capital.

Non-controlling interests redeemable at other than fair value consist of certain other interests in the Company’s majority-owned subsidiaries. These interests are subject to holder put rights and Company call rights at established multiples of earnings before interest and taxes and, as such, are considered redeemable at other than fair value. The put and call rights are not legally detachable or separately exercisable and are deemed to be embedded in the related non-controlling interests. Non-controlling interests redeemable at other than fair value are recorded on the Company’s Consolidated Balance Sheets in temporary equity at estimated redemption value, and changes in estimated redemption value of these interests are recorded in the Company’s Consolidated Statements of Income as increases or decreases to net income attributable to non-controlling and other beneficial interests. As of October 31, 2017, there are no such interests held.

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

Financial instruments

In January 2016, the Financial Accounting Standards Board (FASB) issued an amendment to its financial instruments guidance. The amendment requires substantially all equity investments in non-consolidated entities to be measured at fair value with changes in fair value recognized in net income, except for those investments accounted for using the equity method of accounting. There will no longer be an available-for-sale classification for equity securities with readily determinable fair values. The new guidance is effective for the Company’s fiscal year that begins on November 1, 2018 and requires a modified retrospective approach to adoption. The Company is currently evaluating the potential impact on its Consolidated Financial Statements and related disclosures.

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

Revenue recognition

In May 2014, the FASB issued new guidance for revenue recognition. The new guidance seeks to improve comparability by removing inconsistencies in revenue recognition practices. The core principle of the guidance requires companies to recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the expected consideration to be received for the goods or services. This guidance was further updated in March 2016 to clarify how companies should evaluate the principal versus agent aspects of the previously issued revenue guidance. The new guidance is effective for the Company’s fiscal year that begins on November 1, 2018 and requires a modified retrospective approach or full retrospective approach to adoption. The Company is currently evaluating the potential impact on its Consolidated Financial Statements and related disclosures.

Stock-based compensation

In March 2016, the FASB issued new guidance for the accounting for stock-based compensation. The new guidance requires all income tax effects of stock-based compensation to be recognized as income tax expense when the awards vest or settle, provides an election to account for forfeitures as they occur and clarifies the classification of these transactions in the statement of cash flows. The new guidance is effective for the Company’s fiscal year that begins on November 1, 2017 and will be adopted as of that date. Upon adoption of this guidance, the income tax effects of stock-based compensation that are currently recognized in additional paid-in-capital will be prospectively recognized in income tax expense. As a result, the Company anticipates that there will be fluctuations in the reported amount of income tax expense in its Consolidated Statement of Income as well as in its disclosed effective tax rate, particularly in the first quarter of each year when the Company’s annual stock-based awards vest or settle. Separately, the income tax effects of stock-based compensation (excess tax benefits) that are currently reported as a financing activity in the Consolidated Statement of Cash Flows will be retrospectively reported as an operating activity in that statement. Finally, the Company will elect to account for forfeitures as they occur, which is not expected to have a material impact on the Consolidated Financial Statements.

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

Statement of cash flows – restricted cash

In November 2016, the FASB issued an amendment to existing guidance on the presentation and classification of restricted cash in the statement of cash flows. The amendment requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new guidance is effective for the Company’s fiscal year that begins on November 1, 2018 and requires a retrospective approach to adoption. The Company is currently evaluating the potential impact on its Consolidated Financial Statements and related disclosures.

3.	Consolidated Sponsored Funds

Underlying investments held by consolidated sponsored funds were included in investments on the Company’s Consolidated Balance Sheets and classified as trading securities at October 31, 2017 and 2016. Net investment income or (loss) related to consolidated sponsored funds was included in gains (losses) and other investment income, net, on the Company’s Consolidated Statements of Income for all periods presented. The impact of consolidated sponsored funds’ net income or (loss) on net income attributable to Eaton Vance Corp. shareholders was reduced by amounts attributable to non-controlling interest holders, which are recorded in net income attributable to non-controlling and other beneficial interests on the Company’s Consolidated Statements of Income for all periods presented. The Company’s risk with respect to each investment in a consolidated sponsored fund is limited to its equity ownership and any uncollected management and performance fees.

The following table sets forth the balances related to consolidated sponsored funds at October 31, 2017 and 2016, as well as the Company’s net interest in these funds:

(in thousands)	2017	2016
Investments	$401,726	$248,036
Other assets	13,537	10,984
Other liabilities	(50,314)	(23,947)
Redeemable non-controlling interests	(154,061)	(24,474)
Net interest in consolidated sponsored funds	$210,888	$210,599

4.	Investments

The following is a summary of investments at October 31, 2017 and 2016:

(in thousands)	2017	2016
Investment securities, trading:
Short-term debt securities	$213,537	$85,822
Consolidated sponsored funds	401,726	248,036
Separately managed accounts	93,113	79,683
Total investment securities, trading	708,376	413,541
Investment securities, available-for-sale	22,465	13,312
Investments in non-consolidated CLO entities	3,609	3,837
Investments in equity method investees	144,911	139,929
Investments, other	18,831	19,154
Total investments(1)	$898,192	$589,773

(1)	Excludes bank loan investments held by a consolidated warehouse-stage CLO entity, which is discussed in Note 6.

Investment securities, trading

The following is a summary of the fair value of investments classified as trading at October 31, 2017 and 2016:

(in thousands)	2017	2016
Short-term debt securities	$213,537	$85,822
Other debt securities	313,351	191,688
Equity securities	181,488	136,031
Total investment securities, trading	$708,376	$413,541

The Company recognized gains (losses) related to trading securities still held at the reporting date of $15.9 million, $11.3 million and $(14.7) million for the years ended October 31, 2017, 2016 and 2015, respectively, within gains (losses) and other investment income, net on the Company’s Consolidated Statements of Income.

Investment securities, available-for-sale

The following is a summary of the gross unrealized gains and losses included in accumulated other comprehensive income (loss) related to securities classified as available-for-sale at October 31, 2017 and 2016:

October 31, 2017		Gross Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
Investment securities, available-for-sale	$15,755	$6,718	$(8)	$22,465

October 31, 2016		Gross Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
Investment securities, available-for-sale	$8,528	$4,798	$(14)	$13,312

Net unrealized holding gains (losses) on investment securities classified as available-for-sale included in other comprehensive income (loss) on the Company’s Consolidated Statements of Comprehensive Income were $1.9 million, $0.7 million and $(8,000) for the years ended October 31, 2017, 2016 and 2015, respectively.

The Company did not recognize any impairment losses on investment securities classified as available-for-sale for the years ended October 31, 2017 or 2015. The Company recognized $0.3 million of other-than-temporary impairment losses related to investment securities classified as available-for-sale, which amount is included in gains (losses) and other investment income, net, on the Company’s Consolidated Statement of Income for the year ended October 31, 2016.

The aggregate fair value of available-for-sale investments in an unrealized loss position at October 31, 2017 was $0.4 million; unrealized losses related to these investments totaled $8,000. No investment with a gross unrealized loss has been in a loss position for greater than one year.

The following is a summary of the Company’s realized gains and losses recognized upon disposition of investments classified as available-for-sale for the years ended October 31, 2017, 2016 and 2015:

(in thousands)	2017	2016	2015
Gains	$307	$2,191	$7,828
Losses	(1)	(37)	(3,885)
Net realized gains	$306	$2,154	$3,943

Investments in non-consolidated CLO entities

The Company provides investment management services for, and has made direct investments in, a number of CLO entities that it does not consolidate, as described further in Note 6. The Company’s investments in non-consolidated CLO entities are carried at amortized cost unless impaired, at which point they are written down to fair value. At October 31, 2017 and 2016, the carrying values of such investments were $3.6 million and $3.8 million, respectively, which represents the Company’s maximum exposure to loss. At October 31, 2017 and 2016, combined assets under management in the pools of non-consolidated CLO entities were $1.5 billion and $2.0 billion, respectively.

The Company recognized $0.4 million and $0.3 million of impairment losses related to the Company’s investments in non-consolidated CLO entities for the years ended October 31, 2017 and 2016, respectively. The Company did not recognize any impairment losses on investments in non-consolidated CLO entities for the year ended October 31, 2015.

Investments in equity method investees

The Company has a 49 percent interest in Hexavest Inc. (Hexavest), a Montreal, Canada-based investment adviser. The carrying value of this investment was $142.0 million and $137.3 million at October 31, 2017 and 2016, respectively. At October 31, 2017, the Company’s investment in Hexavest consisted of $6.1 million of equity in the net assets of Hexavest, definite-lived intangible assets of $23.7 million and goodwill of $118.6 million, net of a deferred tax liability of $6.4 million. At October 31, 2016, the Company’s investment in Hexavest consisted of $5.3 million of equity in the net assets of Hexavest, definite-lived intangible assets of $24.5 million and goodwill of $114.1 million, net of a deferred tax liability of $6.6 million. The investment is denominated in Canadian dollars and is subject to foreign currency translation adjustments, which are recorded in accumulated other comprehensive income (loss). The year-over-year change in the carrying value of goodwill is entirely attributable to such foreign currency translation adjustments.

The Company also has a seven percent equity interest in a private equity partnership managed by a third party that invests in companies in the financial services industry. The Company’s investment in the partnership was $2.9 million and $2.6 million at October 31, 2017 and 2016, respectively.

The Company did not recognize any impairment losses related to its investments in equity method investees during the years ended October 31, 2017, 2016 or 2015.

During the years ended October 31, 2017, 2016 and 2015, the Company received dividends of $11.4 million, $11.5 million and $15.9 million, respectively, from its investments in equity method investees.

Investments, other

Investments, other, which totaled $18.8 million and $19.2 million at October 31, 2017 and 2016, respectively, primarily consists of certain investments carried at cost.

During the year ended October 31, 2016, the Company participated as lead investor in an equity financing in SigFig, an independent San Francisco-based wealth management technology firm. The carrying value of Company’s investment in SigFig was $17.0 million at both October 31, 2017 and October 31, 2016.

5.	Derivative Financial Instruments

Derivative financial instruments designated as cash flow hedges

In April 2017, the Company issued $300.0 million in aggregate principal amount of 3.5 percent ten-year senior notes due April 6, 2027 (2027 Senior Notes). In anticipation of the offering, the Company entered into a Treasury lock transaction with a notional amount of $125.0 million and concurrently designated the Treasury lock as a cash flow hedge of its exposure to variability in the forecasted semi-annual interest payments on $125.0 million of principal outstanding on the 2027 Senior Notes. The benchmark U.S. Treasury rate declined from the time the Treasury lock was entered into until the time the 2027 Senior Notes were priced, and the Treasury lock was net settled for cash at a loss of $0.7 million. The Treasury lock was determined to be a highly effective cash flow hedge and the entire $0.7 million loss, net of the associated deferred tax benefit of $0.3 million, was recorded in other comprehensive income (loss), net of tax. The loss recorded in other comprehensive income (loss) will be reclassified to earnings as a component of interest expense over the term of the debt. During the fiscal year ended October 31, 2017, approximately $37,000 of this deferred loss was reclassified into interest expense. During the next twelve months, the Company expects to reclassify approximately $68,000 of the loss into interest expense.

In fiscal 2013, the Company entered into a forward-starting interest rate swap in connection with the offering of its 3.625 percent unsecured senior notes due June 15, 2023 (2023 Senior Notes) and recorded the unamortized gain on the swap in other comprehensive income (loss), net of tax. The Company reclassified $0.2 million of the deferred gain into interest expense in each of the fiscal years ended October 31, 2017, 2016 and 2015 and will reclassify the remaining $1.1 million of unamortized gain at October 31, 2017 to earnings as a component of interest expense over the remaining term of the debt. During the next twelve months, the Company expects to reclassify approximately $0.2 million of the gain into interest expense.

In fiscal 2007, the Company entered into a Treasury lock transaction in connection with the offering of its 6.5 percent unsecured senior notes due October 2, 2017 (2017 Senior Notes) and recorded the unamortized loss on the Treasury lock in other comprehensive income (loss), net of tax. The Company reclassified a total of $0.2 million of the deferred loss into interest expense in each of the fiscal years ended October 31, 2017, 2016 and 2015.

Other derivative financial instruments not designated for hedge accounting

The Company utilizes stock index futures contracts, total return swap contracts, foreign exchange contracts, commodity futures contracts, currency futures contracts and interest rate futures contracts to hedge the market and currency risks associated with its investments in certain consolidated seed investments.

Excluding derivative financial instruments held by consolidated sponsored funds, the Company was party to the following derivative financial instruments at October 31, 2017 and 2016:

	2017		2016
	Number of Contracts	Notional value (in millions)	Number of Contracts	Notional Value (in millions)
Stock index futures contracts	1,470	$118.1	1,721	$125.4
Total return swap contracts	2	$50.2	1	$40.0
Foreign exchange contracts	31	$28.1	32	$18.7
Commodity futures contracts	213	$10.2	-	$-
Currency futures contracts	131	$14.5	-	$-
Interest rate futures contracts	134	$25.6	-	$-

The Company has not designated any of these derivative contracts as hedging instruments for accounting purposes. The derivative contracts outstanding and the notional values they represent at October 31, 2017 and 2016 are representative of derivative balances throughout each respective year. The weighted-average remaining contract term for derivative contracts outstanding at both October 31, 2017 and 2016 was 2.2 months.

The Company has not elected to offset fair value amounts related to derivative instruments executed with the same counterparty under master netting arrangements; as a result, the Company records all derivative financial instruments as either other assets or other liabilities, gross, on its Consolidated Balance Sheets and measures them at fair value (see Note 1). The following tables present the fair value of derivative financial instruments not designated for hedge accounting, and how they are reflected in the Company’s Consolidated Financial Statements as of October 31, 2017 and 2016:

92

	2017		2016
(in thousands)	Other Assets	Other Liabilities	Other Assets	Other Liabilities
Stock index futures contracts	$330	$3,021	$1,722	$130
Total return swap contracts	-	570	-	418
Foreign exchange contracts	650	60	350	267
Commodity futures contracts	63	120	-	-
Currency futures contracts	327	178	-	-
Interest rate futures contracts	48	226	-	-
Total	$1,418	$4,175	$2,072	$815

Changes in the fair value of derivative contracts are recognized in gains (losses) and other investment income, net (see Note 15). The Company recognized the following net gains (losses) on derivative financial instruments for the years ended October 31, 2017, 2016 and 2015:

(in thousands)	2017	2016	2015
Stock index futures contracts	$(23,905)	$(2,931)	$640
Total return swap contracts	(3,569)	(2,935)	157
Foreign exchange contracts	(595)	(590)	1,948
Commodity futures contracts	(574)	-	3,396
Interest rate futures contracts	(421)	-	(181)
Interest rate swap contracts	91	-	(21)
Net realized gains (losses)	$(28,973)	$(6,456)	$5,939

In addition to the derivative contracts described above, certain consolidated seed investments may utilize derivative financial instruments within their portfolios in pursuit of their stated investment objectives. See Note 3 for discussion of consolidated sponsored funds.

6.	Variable Interest Entities

In the normal course of business, the Company maintains investments in sponsored products that are considered VIEs. These variable interests generally represent seed investments made by the Company, as collateral manager or investment adviser, to launch or market these products. The Company receives at-market management fees that are commensurate with the level of effort required to provide collateral management or investment advisory services to these entities that may be considered variable interests, depending on the significance of the Company’s investment in those entities.

Investments in VIEs that are consolidated

Consolidated sponsored funds

The Company invests in investment companies that meet the definition of a VIE. Disclosure regarding such consolidated sponsored funds is included in Note 3.

Consolidated CLO entities

As of October 31, 2017, the Company deems itself to be the primary beneficiary of one non-recourse CLO entity, namely, Eaton Vance CLO 2017-1 (CLO 2017-1), a warehousing phase CLO entity. The Company was not the primary beneficiary of any CLO entities as of October 31, 2016 and the Company consolidated one CLO entity as of October 31, 2015, namely, Eaton Vance CLO 2015-1 (CLO 2015-1).

Interest income and expense of the consolidated CLO entities are recorded on an accrual basis and reported as gains and other investment income, net, and as interest expense, respectively, in the Company’s Consolidated Statements of Income for the fiscal years ended October 31, 2017, 2016 and 2015. Substantially all ongoing gains (losses) related to the consolidated CLO entities’ bank loan and other investments and note obligations recorded in earnings for the periods presented are attributable to changes in instrument-specific credit considerations.

Eaton Vance CLO 2017-1

The Company established CLO 2017-1 on August 24, 2017. CLO 2017-1 is in the warehousing phase as of October 31, 2017. The Company contributed $18.8 million into CLO 2017-1 at the inception of the entity and concurrently entered into a credit facility agreement with a third-party lender that provides CLO 2017-1 with a $160.0 million non-recourse revolving line of credit. At October 31, 2017, $12.6 million was outstanding under the revolving line of credit. As collateral manager, the Company has the unilateral ability to liquidate CLO 2017-1 without cause (a substantive kick-out right), which provides it with the power to direct the activities that most significantly impact the economic performance of the entity. The Company’s $18.8 million capital contribution to CLO 2017-1 serves as first-loss protection to the third-party lender and provides the Company with an obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the entity. Accordingly, the Company deems itself to be the primary beneficiary of CLO 2017-1 from establishment on August 24, 2017.

During the warehouse phase, the Company, acting as collateral manager and subject to the approval of the third-party lender, intends to use its capital contributions along with the proceeds from the revolving line of credit to accumulate a portfolio of commercial bank loan investments from the open market sufficient for eventual securitization. The Company has no right to the benefits from, nor does the Company bear the risks associated with, the commercial bank loan investments held by CLO 2017-1 beyond its capital contribution. In the event of default, the recourse to the Company is limited to its investment in the warehouse. The Company does not earn any collateral management fees from CLO 2017-1 during the warehousing phase. The Company will be the collateral manager of the CLO entity during the securitization phase.

The size of the non-recourse revolving line of credit can be increased subject to the occurrence of certain events and the mutual consent of the parties. The line of credit is secured by all the commercial bank loan investments in CLO 2017-1 and initially bears interest at a rate of daily LIBOR plus 1.25 percent per annum (with such interest rate, upon completion of the initial twelve-month warehousing period, increasing to daily LIBOR plus 2.0 percent per annum). The third-party lender does not have any recourse to the Company’s general credit.

The Company’s $18.8 million capital contribution to CLO 2017-1 was eliminated in consolidation and no gain or loss was recognized upon the initial consolidation of CLO 2017-1 on August 24, 2017. Upon consolidation, the Company irrevocably elected to subsequently measure the commercial bank loan investments at fair value using the fair value option. Accordingly, any unrealized gains and losses on commercial bank loan investments were reported in gains and other investment income, net, of consolidated CLO entities on the Company’s Consolidated Statement of Income. As of October 31, 2017, the unpaid principal balance of the commercial bank loan investments approximate fair value, and there are no unpaid principal balances of such loans that are 90 days or more past due or in non-accrual status. Disclosure of the fair value of bank loan investments is included in Note 7.

The Company did not elect the fair value option for amounts outstanding under the revolving line of credit upon the initial consolidation of CLO 2017-1 as these liabilities are temporary in nature. Disclosure of the fair value of amounts outstanding under the revolving line of credit is included in Note 8. If the Company determines it is the primary beneficiary of CLO 2017-1 during the securitization phase, the Company intends to irrevocably elect the fair value option for the note obligations of Eaton Vance CLO 2017-1 upon their issuance, mitigating any potential accounting mismatches between the carrying value of the note obligations to be issued during the securitization phase and the carrying value of the commercial bank loan investments held to provide the cash flows for those note obligations.

Gains and other investment income and interest expense attributable to CLO 2017-1 were negligible for the period ended October 31, 2017.

Eaton Vance CLO 2015-1

On September 21, 2016, the Company sold its 16.1 percent subordinated interest in CLO 2015-1 to an unrelated third party, recognizing a gain on disposal of $0.1 million. Although the Company continues to serve as collateral manager of the entity, and therefore has the power to direct the activities that most significantly impact the economic performance of the entity, the Company concluded that it no longer had an obligation to absorb losses of, or the right to receive benefits that could potentially be significant to CLO 2015-1. As a result, the Company concluded that it was no longer the primary beneficiary and therefore deconsolidated CLO 2015-1 effective September 21, 2016.

During the fiscal year ended October 31, 2015, the Company recorded approximately $2.4 million of organizational and structuring costs and other expenses associated with the securitization phase of CLO 2015-1 in interest expense of consolidated CLO entities in the Company’s Consolidated Statement of Income.

Prior to the deconsolidation of CLO 2015-1, changes in the fair values of commercial bank loans and other investments held by the entity resulted in net gains (losses) of $2.4 million and $(28,550) for the fiscal years ended October 31, 2016 and 2015, respectively, while changes in the fair values of CLO 2015-1’s note obligations resulted in net gains of $3.7 million for the fiscal year ended October 31, 2016. The combined net gains (losses) of $6.1 million and $(28,550) for the fiscal years ended October 31, 2016 and 2015, respectively, were recorded in gains and other investment income, net, of consolidated CLO entities in the Company’s Consolidated Statements of Income for these periods.

For the fiscal years ended October 31, 2016 and 2015, the Company recorded net gains (losses) of $10.6 million and $(4.2) million, respectively, related to CLO 2015-1. The Company recorded net gains (losses) attributable to other beneficial interests of $9.8 million and $(4.4) million for the fiscal years ended October 31, 2016 and 2015, respectively. Net income attributable to Eaton Vance Corp. shareholders was $0.8 million and $0.2 million for the fiscal years ended October 31, 2016 and 2015, respectively.

Eaton Vance CLO IX

On November 13, 2014, the Company sold its 8 percent residual interest in Eaton Vance CLO IX (CLO IX) to an unrelated third party. During the third quarter of fiscal 2015, a majority of the holders of the subordinated notes elected to liquidate CLO IX, with redemption occurring nearly in full on the scheduled July 20, 2015 payment date. The Company remained the collateral manager of CLO IX through resolution of the disposal of all remaining collateral assets. The Company made the decision to deconsolidate CLO IX in the fourth quarter of fiscal 2015, as the remaining net assets of CLO IX of $4.9 million were not material to the Company’s financial position.

Prior to the deconsolidation of CLO IX, changes in the fair values of commercial bank loans and other investments held by the entity resulted in net losses of $3.2 million for the fiscal year ended October 31, 2015, while changes in the fair values of CLO IX’s note obligations resulted in net gains of $5.1 million over the same period. The combined net gains of $1.9 million for the fiscal year ended October 31, 2015 were recorded in gains and other investment income, net, of consolidated CLO entities on the Company’s Consolidated Statement of Income.

For the fiscal year ended October 31, 2015, the Company recorded net gains of $2.0 million (including the loss on disposal of its subordinated interest of $0.3 million) related to CLO IX. The Company recorded net losses attributable to other beneficial interests of $1.4 million for the fiscal year ended October 31, 2015. Net income attributable to Eaton Vance Corp. shareholders was $3.4 million for the fiscal year ended October 31, 2015.

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

Non-consolidated CLO entities

The Company is not deemed the primary beneficiary of several CLO entities in which it holds variable interests that consist of direct investments and management fees (including subordinated management fees) earned from managing the collateral of these CLO entities. In its role as collateral manager, the Company often has the power to direct the activities of the CLO entities that most significantly impact the economic performance of these entities. In developing its conclusion that it is not the primary beneficiary of these entities, the Company determined that, for certain of these entities, although it has variable interests in each by virtue of its beneficial interests therein and the collateral management fees it receives, its variable interests neither individually nor in the aggregate represent an obligation to absorb losses of, or a right to receive benefits from, any such entity that could potentially be significant to that entity. Quantitative factors supporting the Company’s qualitative conclusion in each case included the relative size of the Company’s beneficial interest and the overall magnitude and design of the collateral management fees within each structure.

The Company’s maximum exposure to loss with respect to these managed CLO entities is limited to the carrying value of its investments in, and collateral management fees receivable from, these entities as of October 31, 2017. Additional information regarding the Company’s investment in non-consolidated CLO entities, as well as the combined assets under management in the pools of non-consolidated CLO entities, is included in Note 4. Collateral management fees receivable for these entities totaled $0.4 million and $1.4 million on October 31, 2017 and 2016, respectively. Investors in these CLO entities have no recourse against the Company for any losses sustained in the CLO structures. During fiscal 2017, the Company did not provide any financial or other support to these entities that it was not previously contractually required to provide in any of the fiscal years presented. Income from these entities is recorded as a component of gains (losses) and other investment income, net, in the Company’s Consolidated Statements of Income, based upon projected investment yields.

Other entities

The Company holds variable interests in, but is not deemed to be the primary beneficiary of, certain sponsored privately offered equity funds with total assets of $18.1 billion and $13.5 billion as of October 31, 2017 and 2016, respectively. The Company’s variable interests in these entities consist of the Company’s direct ownership therein, which in each case is insignificant relative to the total ownership of the fund, and any investment advisory fees earned but uncollected. The Company held investments in these entities totaling $2.7 million and $2.2 million on October 31, 2017 and 2016, respectively, and investment advisory fees receivable totaling $1.1 million and $0.8 million on October 31, 2017 and 2016, respectively. During fiscal 2017, the Company did not provide any financial or other support to these entities that it was not contractually required to provide in any of the fiscal years presented. The Company’s risk of loss with respect to these managed entities is limited to the carrying value of its investments in, and investment advisory fees receivable from, the entities as of October 31, 2017. The Company does not consolidate these VIEs because it does not have the obligation to absorb losses of the VIEs that could potentially be significant to the VIEs or the right to receive benefits from the VIEs that could potentially be significant to the VIEs.

The Company’s investments in privately offered equity funds are carried at fair value and included in investment securities, available-for-sale, which are disclosed as a component of investments in Note 4. The Company records any change in fair value, net of income tax, in other comprehensive income (loss).

The Company also holds a variable interest in, but is not deemed to be the primary beneficiary of, a private equity partnership managed by a third party that invests in companies in the financial services industry. The Company’s variable interest in this entity consists of the Company’s direct ownership in the private equity partnership, equal to $2.9 million and $2.6 million at October 31, 2017 and 2016, respectively. The Company did not provide any financial or other support to this entity. The Company’s risk of loss with respect to the private equity partnership is limited to the carrying value of its investment in the entity as of October 31, 2017. The Company does not consolidate this VIE because the Company does not hold the power to direct the activities that most significantly impact the VIE.

The Company’s investment in the private equity partnership is accounted for as an equity method investment and disclosures related to this entity are included in Note 4 under the heading Investments in equity method investees.

7.	Fair Value of Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables summarize financial assets and liabilities measured at fair value on a recurring basis and their assigned levels within the valuation hierarchy at October 31, 2017 and 2016:

October 31, 2017

(in thousands)	Level 1	Level 2	Level 3	Other Assets Not Held at Fair Value	Total

Financial assets:
Cash equivalents	$24,811	$97,571	$-	$-	$122,382
Investments:
Investment securities, trading:
Short-term debt securities	-	213,537	-	-	213,537
Other debt securities	17,255	296,096	-	-	313,351
Equity securities	125,689	55,799	-	-	181,488
Investment securities, available-for-sale	8,938	13,527	-	-	22,465
Investments in non-consolidated CLO entities(1)	-	-	-	3,609	3,609
Investments in equity method investees(2)	-	-	-	144,911	144,911
Investments, other(3)	-	146	-	18,685	18,831
Derivative instruments	-	1,418	-	-	1,418
Assets of consolidated CLO entity:
Bank loan investments	-	31,348	-	-	31,348
Total financial assets	$176,693	$709,442	$-	$167,205	$1,053,340

Financial liabilities:
Derivative instruments	$-	$4,175	$-	$-	$4,175
Total financial liabilities	$-	$4,175	$-	$-	$4,175

October 31, 2016

(in thousands)	Level 1	Level 2	Level 3	Other Assets Not Held at Fair Value	Total

Financial assets:
Cash equivalents	$21,875	$35,913	$-	$-	$57,788
Investments:
Investment securities, trading:
Short-term debt securities	-	85,822	-	-	85,822
Other debt securities	18,757	172,931	-	-	191,688
Equity securities	93,491	42,540	-	-	136,031
Investment securities, available-for-sale	11,051	2,261	-	-	13,312
Investments in non-consolidated CLO entities(1)	-	-	-	3,837	3,837
Investments in equity method investees(2)	-	-	-	139,929	139,929
Investments, other(3)	-	120	-	19,034	19,154
Derivative instruments	-	2,072	-	-	2,072
Total financial assets	$145,174	$341,659	$-	$162,800	$649,633

Financial liabilities:
Derivative instruments	$-	$815	$-	$-	$815
Total financial liabilities	$-	$815	$-	$-	$815

(1)	The investments are carried at amortized cost unless facts and circumstances indicate that the investments have been impaired, at which time the investments are written down to fair value as measured using level 3 inputs. During fiscal 2017 and 2016, the Company recognized $0.4 million and $0.3 million, respectively, of other-than-temporary impairment losses related to its investments in non-consolidated CLO entities.
(2)	Investments in equity method investees are not measured at fair value in accordance with U.S. GAAP.
(3)	Investments, other, include investments carried at cost that are not measured at fair value in accordance with U.S. GAAP.

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

Transfers in and out of Levels

The following table summarizes fair value transfers between Level 1 and Level 2 of the fair value measurement hierarchy for the years ended October 31, 2017 and 2016:

(in thousands)	2017	2016
Transfers from Level 1 into Level 2(1)	$416	$87
Transfers from Level 2 into Level 1(2)	44	15

(1)	Transfers from Level 1 into Level 2 represent securities for which unadjusted quoted market prices in active markets became unavailable.

(2)	Transfers from Level 2 into Level 1 represent securities for which unadjusted quoted market prices in active markets became available.

Level 3 assets and liabilities

The Company did not hold any assets or liabilities valued on a recurring basis and classified as Level 3 within the fair value measurement hierarchy during the fiscal year ended October 31, 2017. The following table shows a reconciliation of the beginning and ending fair value measurements of assets and liabilities valued on a recurring basis and classified as Level 3 within the fair value measurement hierarchy for the fiscal year ended October 31, 2016:

101

	2016
(in thousands)	Bank Loans and Other Investments of Eaton Vance CLO 2015-1	Senior and Subordinated Note Obligations of Eaton Vance CLO 2015-1
Beginning balance	$-	$-
Net gains (losses) on investments and note obligations included in net income(1)	56	2,846
Purchases	72	-
Sales	(756)	-
Amortization of original issue discount	-	457
Transfers into Level 3(2)	700	390,654
Deconsolidation of CLO entity	(72)	(393,957)
Ending balance	$-	$-
Change in unrealized gains (losses) included in net income relating to assets and liabilities held	$-	$-

(1)	Substantially all net gains (losses) on investments and note obligations attributable to the assets and borrowings of the Company's consolidated CLO entities are allocated to non-controlling and other beneficial interests on the Company's Consolidated Statements of Income.

(2)	Transfers into Level 3 were the result of a reduction in the availability of significant observable inputs used in determining the fair value of certain instruments.

As discussed more fully in Note 6, the Company deconsolidated Eaton Vance CLO 2015-1 on September 21, 2016.

8.	Fair Value Measurements of Other Financial Instruments

Certain financial instruments are not carried at fair value, but their fair value is required to be disclosed. The following is a summary of the carrying amounts and estimated fair values of these financial instruments at October 31, 2017 and 2016:

	2017			2016
(in thousands)	Carrying Value	Fair Value	Fair Value Level	Carrying Value	Fair Value	Fair Value Level
Loan to affiliate	$5,000	$5,000	3	$5,000	$5,000	3
Investments, other	$18,685	$18,685	3	$19,034	$19,034	3
Other assets	$6,440	$6,440	3	$6,194	$4,328	3
Debt	$618,843	$644,454	2	$571,773	$603,625	2
Consolidated CLO entity line of credit	$12,598	$12,598	2	$-	$-	-

As discussed in Note 21, on December 23, 2015, Eaton Vance Management Canada Ltd. (EVMC), a wholly-owned subsidiary of the Company, loaned $5.0 million to Hexavest under a term loan agreement to seed a new investment strategy. The carrying value of the loan approximates fair value. The fair value is determined annually using a cash flow model that projects future cash flows based upon contractual obligations, to which the Company then applies an appropriate discount rate.

Included in investments, other, is a non-controlling capital interest in SigFig carried at $17.0 million at both October 31, 2017 and 2016 (see Note 4). The carrying value of this investment approximates fair value, as the Company purchased this investment in fiscal 2016 and there have been no events or changes in circumstances that would have had a significant effect on the fair value of this investment at October 31, 2017.

Included in other assets at October 31, 2017 and 2016 is an option to acquire an additional 26 percent interest in Hexavest carried at $6.4 million and $6.2 million, respectively. The exercise period of the option expires on December 11, 2017. The Company valued the option as of October 31, 2017 using a market approach and determined that the carrying value of the option is representative of fair value. As of October 31, 2016, the fair market value of the option was determined using a Monte Carlo model.  The Monte Carlo model simulates potential future market multiples of earnings.  The change in valuation approach is due to the fact the option is in the exercise period as of October 31, 2017, making it no longer appropriate to use future earnings to value the option.

The fair value of the Company’s debt has been determined based on quoted prices in inactive markets.

CLO 2017-1 is in the warehousing phase as of October 31, 2017. The Company established CLO 2017-1 on August 24, 2017 and deems itself to be the primary beneficiary of CLO 2017-1 from that date. The Company did not elect the fair value option for amounts outstanding under the revolving line of credit upon the initial consolidation of CLO 2017-1. Additional information regarding CLO 2017-1, including the terms of the revolving line of credit, is included in Note 6. As discussed in Note 6, the line of credit bears interest based on a rate of daily LIBOR and is temporary in nature given that CLO 2017-1 is in the warehousing phase. The carrying amount of the revolving line of credit of $12.6 million as of October 31, 2017 approximates fair value as the line of credit was recently originated.

Subsequent event – Determination Not to Exercise Hexavest Option

On December 11, 2017, the Company determined not to exercise the option to acquire an additional 26 percent ownership interest in Hexavest under the terms of the option agreement entered into when the Company acquired its Hexavest position in 2012. As a result of this determination, the Company will recognize a loss equal to the option’s carrying amount of $6.5 million as of December 11, 2017 within gains (losses) and other investment income, net in the Company’s Consolidated Statement of Income.

9.	Equipment and Leasehold Improvements

The following is a summary of equipment and leasehold improvements at October 31, 2017 and 2016:

(in thousands)	2017	2016
Equipment	$87,288	$78,460
Leasehold improvements	57,832	54,884
Subtotal	145,120	133,344
Less: Accumulated depreciation and amortization	(96,131)	(88,917)
Equipment and leasehold improvements, net	$48,989	$44,427

Depreciation and amortization expense was $9.1 million, $10.9 million and $11.4 million for the years ended October 31, 2017, 2016 and 2015, respectively.

10.	Acquisitions, Goodwill and Intangible Assets

Atlanta Capital Management Company, LLC (Atlanta Capital)

In fiscal 2017, the Company exercised a series of call options through which it purchased the remaining 0.5 percent profit interest held by non-controlling interest holders of Atlanta Capital as of October 31, 2016 pursuant to the terms of the original Atlanta Capital acquisition agreement, as amended. The total purchase price under the call options exercised in fiscal 2017 was $3.2 million. The purchase price was based on a multiple of Atlanta Capital’s earnings before taxes for the fiscal periods ended October 31, 2017 and 2016. In fiscal 2016, the Company purchased a 0.02 percent profit interest in Atlanta Capital for $0.1 million pursuant to the terms of the original acquisition agreement, as amended. The purchase price of this transaction was based on a multiple of Atlanta Capital’s earnings before taxes for the fiscal period ended October 31, 2015.

In fiscal 2017 and 2016, the Company purchased 1.1 percent and 0.9 percent profit interests in Atlanta Capital for $4.2 million and $1.9 million, respectively, pursuant to the put and call provisions of the Atlanta Capital Management Company, LLC Long-term Equity Incentive Plan (the Atlanta Capital Plan). These transactions settled in November 2017 and 2016, respectively. In addition, the Company granted a 1.1 percent profit interest to employees of Atlanta Capital pursuant to the terms of the Atlanta Capital Plan in fiscal 2017. Please see Note 12 for additional information related to the Atlanta Capital Plan.

Total profit interests in Atlanta Capital held by non-controlling interest holders, including direct profit interests related to the original acquisition as well as indirect profit interests issued pursuant to the Atlanta Capital Plan, decreased to 11.6 percent on October 31, 2017 from 13.0 percent on October 31, 2016, reflecting the exercise of puts and calls as described above. As a result of these transactions, profit interests in Atlanta Capital held by non-controlling interest holders as of October 31, 2017 relate solely to indirect profit interests issued pursuant to the Atlanta Capital Plan. Non-controlling interest holders did not hold any capital interests in Atlanta Capital as of October 31, 2017 or 2016.

Calvert Research and Management (Calvert)

On December 30, 2016, the Company, through its newly formed subsidiary Calvert, acquired substantially all of the assets of Calvert Investments for cash. The transaction was accounted for as an asset acquisition because substantially all of the fair value of the gross assets acquired was concentrated in a single identifiable intangible asset related to acquired contracts to manage and distribute sponsored mutual funds (the Calvert Funds). The Calvert Funds are a diversified family of mutual funds, encompassing actively and passively managed equity, fixed income and asset allocation strategies managed in accordance with the Calvert Principles for Responsible Investment or other responsible investment criteria. The Company is not required to make any additional payments with respect to this transaction. Please see the acquired intangible assets section below for a summary of the acquired intangible assets.

Parametric Portfolio Associates LLC (Parametric)

In November 2013, the non-controlling interest holders of Parametric Risk Advisors entered into a Unit Acquisition Agreement with Parametric to exchange their remaining ownership interests in Parametric Risk Advisors (representing a 20 percent ownership interest in the entity) for additional ownership interests in Parametric Portfolio LP (Parametric LP), whose sole asset is ownership interests in Parametric. The Parametric LP ownership interests issued in the exchange, representing a 0.8 percent profit interest and a 0.8 percent capital interest, contain put and call features that become exercisable over a four-year period starting in fiscal 2018. As a result of this exchange, Parametric Risk Advisors became a wholly-owned subsidiary of Parametric.

In December 2012, Parametric acquired Clifton. As part of the transaction, the Company issued indirect ownership interests in Parametric LP to certain employees. These indirect interests, representing a 1.9 percent profit interest and a 1.9 percent capital interest, are subject to certain put and call features that are exercisable over a four-year period that began at closing. In fiscal 2017, the Company exercised a call option related to non-controlling interests in Parametric LP issued in conjunction with the Clifton acquisition, resulting in the Company’s acquisition of an indirect 0.5 percent profit interest and a 0.5 percent capital interest in Parametric for a total of $6.9 million. In fiscal 2016, the associated holders exercised a put option and the Company exercised a call option related to non-controlling interests in Parametric LP issued in conjunction with the Clifton acquisition, resulting in the Company’s acquisition of an indirect 0.5 percent profit interest and a 0.5 percent capital interest in Parametric for $6.2 million.

In fiscal 2017 and 2016, the Company purchased 0.5 percent and 0.1 percent profit interests in Parametric for $5.7 million and $0.6 million, respectively, pursuant to the put and call provisions of the Parametric Portfolio Associates LLC Long-term Equity Incentive Plan (the Parametric Plan). The fiscal 2017 purchase settled in November 2017 and the fiscal 2016 purchase settled in November 2016. Please see Note 12 for additional information related to the Parametric Plan.

Total profit interests in Parametric held by non-controlling interest holders, including indirect profit interests issued pursuant to the Parametric Plan, decreased to 6.0 percent as of October 31, 2017 from 7.0 percent as of October 31, 2016, reflecting the exercise of puts and calls as described above. Total capital interests in Parametric held by non-controlling interest holders decreased to 1.3 percent as of October 31, 2017 from 1.8 percent as of October 31, 2016.

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

During fiscal 2017, the Company made a final contingent payment of $11.6 million to the selling group based upon prescribed multiples of revenue of the TABS business for the twelve months ended December 31, 2016, increasing goodwill by the payment amount.

Goodwill

The changes in the carrying amount of goodwill for the years ended October 31, 2017 and 2016 are as follows:

	October 31,
(in thousands)	2017	2016
Balance, beginning of period	$248,091	$237,961
Goodwill acquired	11,590	10,130
Balance, end of period	$259,681	$248,091

All acquired goodwill is deductible for tax purposes.

The Company completed its most recent goodwill impairment testing in the fourth quarter of fiscal 2017 and determined that there was no impairment in the carrying value of this asset as of September 30, 2017. To evaluate the sensitivity of the goodwill impairment testing to the calculation of fair value, the Company applied a hypothetical 10 percent and 20 percent decrease to the fair value of each reporting unit. Based on such hypothetical scenarios, the results of the Company’s impairment testing would not change, as the reporting units still had an excess of fair value over the carrying value under both hypothetical scenarios.

No impairment in the value of goodwill was recognized during the years ended October 31, 2017, 2016 or 2015.

Intangible assets

The following is a summary of intangible assets at October 31, 2017 and 2016:

October 31, 2017
(dollars in thousands)	Weighted- Average Remaining Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Amortizing intangible assets:
Client relationships acquired	8.7	$134,247	$(103,314)	$30,933
Intellectual property acquired	8.6	1,025	(452)	573
Trademark acquired	12.3	4,257	(821)	3,436
Research system acquired	2.2	639	(177)	462

Non-amortizing intangible assets:
Mutual fund management contracts acquired		54,408	-	54,408
Total		$194,576	$(104,764)	$89,812

October 31, 2016
(dollars in thousands)	Weighted- Average Remaining Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Amortizing intangible assets:
Client relationships acquired	8.5	$133,927	$(94,873)	$39,054
Intellectual property acquired	9.6	1,025	(385)	640
Trademark acquired	3.2	900	(493)	407

Non-amortizing intangible assets:
Mutual fund management contracts acquired		6,708	-	6,708
Total		$142,560	$(95,751)	$46,809

No impairment in the value of amortizing or non-amortizing intangible assets was recognized during the years ended October 31, 2017, 2016 or 2015.

Amortization expense was $9.0 million, $8.6 million and $9.7 million for the years ended October 31, 2017, 2016 and 2015, respectively. Estimated amortization expense to be recognized by the Company over the next five years is as follows:

Estimated
Year Ending October 31,	Amortization
(in thousands)	Expense
2018	$8,927
2019	4,978
2020	3,807
2021	2,282
2022	2,154

Acquired intangible assets

The following is a summary of the intangible assets acquired in the first quarter of fiscal 2017 and the net carrying amount of these assets as of October 31, 2017:

(dollars in thousands)	Weighted- Average Remaining Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Amortizing intangible assets:
Client relationships acquired	14.2	$320	$(18)	$302
Trademark acquired	13.2	3,357	(200)	3,157
Research system acquired	2.2	639	(177)	462
Non-amortizing intangible assets:
Mutual fund management contracts acquired		47,700	-	47,700
Total	11.9	$52,016	$(395)	$51,621

Amortization expense related to intangible assets acquired in the first quarter of fiscal 2017 was $0.4 million at October 31, 2017. Estimated remaining amortization expense for these assets for the next five fiscal years, on a straight-line basis, is as follows:

Estimated
Year Ending October 31,	Amortization
(in thousands)	Expense
2018	$474
2019	474
2020	297
2021	261
2022	261

11.	Debt

2027 Senior Notes

On April 6, 2017, the Company issued $300.0 million in aggregate principal amount of 3.5 percent ten-year senior notes due April 6, 2027, resulting in net proceeds of approximately $296.1 million after deducting the underwriting discount and offering expenses. Interest is payable semi-annually in arrears on April 6th and October 6th of each year, and commenced on October 6, 2017. At October 31, 2017, the carrying value of the 2027 Senior Notes was $296.4 million. The 2027 Senior Notes are unsecured and unsubordinated obligations of the Company. There are no covenants associated with the 2027 Senior Notes.

Redemption of 2017 Senior Notes

On May 6, 2017, the Company used net proceeds from the 2027 Senior Notes to redeem the remaining $250.0 million aggregate principal amount of its 2017 Senior Notes. The Company paid total consideration of $256.8 million at redemption to the holders of the 2017 Senior Notes, which was determined pursuant to the terms of the Indenture that governs the notes at an amount equal to the sum of the aggregate principal amount outstanding, the present value of the remaining scheduled payments of interest through the original maturity date and the interest accrued to the date of redemption. The Company recognized a $5.4 million non-operating loss on the extinguishment of the 2017 Senior Notes, representing the difference between the total consideration paid and the net carrying amount of the extinguished debt plus interest accrued to the date of redemption.

2023 Senior notes

During fiscal 2013, the Company issued $325.0 million in aggregate principal amount of 3.625 percent ten-year senior notes due June 15, 2023. Interest is payable semi-annually in arrears on June 15th and December 15th of each year. At October 31, 2017 and 2016, the carrying value of the 2023 Senior Notes was $322.4 million and $324.0 million, respectively. The 2023 Senior Notes are unsecured and unsubordinated obligations of the Company. There are no covenants associated with the 2023 Senior Notes.

Corporate credit facility

The Company entered into a $300.0 million senior unsecured revolving credit facility on October 21, 2014. The credit facility has a five-year term, expiring on October 21, 2019. Under the facility, the Company may borrow up to $300.0 million at LIBOR-based rates of interest that vary depending on the level of usage of the facility and credit ratings of the Company. The credit facility is unsecured, contains financial covenants with respect to leverage and interest coverage, and requires the Company to pay an annual commitment fee on any unused portion. As of October 31, 2017, the Company had no borrowings under its unsecured revolving credit facility.

12.	Stock-Based Compensation Plans

The Company recognized compensation cost related to its stock-based compensation plans for the years ended October 31, 2017, 2016 and 2015 as follows:

(in thousands)	2017	2016	2015
Omnibus Incentive Plans:
Stock options	$20,693	$18,870	$17,606
Restricted shares	48,955	43,199	41,789
Phantom stock units	524	263	241
Employee Stock Purchase Plans	716	389	624
Employee Stock Purchase Incentive Plan	753	601	512
Atlanta Capital Plan	3,420	2,905	2,534
Parametric Plan	3,816	5,373	6,214
Parametric Phantom Incentive Plan	1,172	-	-
Total stock-based compensation expense	$80,049	$71,600	$69,520

The total income tax benefit recognized for stock-based compensation arrangements was $29.0 million, $24.8 million and $23.3 million for the years ended October 31, 2017, 2016 and 2015, respectively.

Omnibus Incentive Plans

The 2013 Omnibus Incentive Plan (the 2013 Plan), which is administered by the Compensation Committee of the Board, allows for awards of stock options, restricted shares and phantom stock units to eligible employees and non-employee Directors and the issuance of shares to settle phantom incentive units awarded to employees of the Company’s majority-owned subsidiaries. Options to purchase Non-Voting Common Stock granted under the 2013 Plan expire ten years from the date of grant, vest over five years and may not be granted with an exercise price that is less than the fair market value of the stock as of the close of business on the date of grant. Restricted shares of Non-Voting Common Stock granted under the 2013 Plan vest over five years and may be subject to performance goals. These performance goals generally relate to the achievement of specified levels of adjusted operating income. Phantom stock units granted to non-employee Directors under the 2013 Plan vest over two years. During fiscal 2017, the 2013 Plan was amended such that phantom stock units granted to non-employee Directors subsequent to November 2017 shall vest and settle on either the date of the non-employee Director’s termination from the Board (other than for cause) or on the second anniversary of the award’s grant date, depending on an election made by the non-employee Director. The 2013 Plan contains change in control provisions that may accelerate the vesting of awards. A total of 25.5 million shares of Non-Voting Common Stock have been reserved for issuance under the 2013 Plan. Through October 31, 2017, 5.7 million restricted shares, options to purchase 10.8 million shares and 1,360 shares to settle phantom incentive units have been issued pursuant to the 2013 Plan.

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

The weighted-average fair values per share of stock options granted during the years ended October 31, 2017, 2016 and 2015 using the Black-Scholes option valuation model were as follows:

	2017	2016	2015
Weighted-average grant date fair value of options granted	$6.29	$7.39	$10.13

Assumptions:
Dividend yield	2.6% to 3.2%	2.9% to 3.8%	2.3% to 2.7%
Expected volatility	25%	25% to 27%	27% to 34%
Risk-free interest rate	1.7% to 2.3%	1.3% to 2.0%	1.7% to 2.1%
Expected life of options	7.0 years	6.9 years	6.7 years

Stock option transactions under the 2013 Plan and predecessor plans for the year ended October 31, 2017 are summarized as follows:

(share and intrinsic value figures in thousands)	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding, beginning of period	20,311	$33.52
Granted	2,886	34.97
Exercised	(5,599)	37.05
Forfeited/expired	(11)	38.91
Options outstanding, end of period	17,587	$32.63	5.9	$313,777
Options exercisable, end of period	8,266	$28.84	3.9	$178,826
Vested or expected to vest at October 31, 2017	17,549	$32.62	5.9	$313,217

The Company received $204.0 million, $103.7 million and $82.9 million related to the exercise of options for the fiscal years ended October 31, 2017, 2016 and 2015, respectively. Shares issued upon exercise of options represent newly issued shares. The total intrinsic value of options exercised during the years ended October 31, 2017, 2016 and 2015 was $58.9 million, $32.2 million and $46.2 million, respectively. The total fair value of options that vested during the year ended October 31, 2017 was $20.8 million.

As of October 31, 2017, there was $45.3 million of compensation cost related to unvested stock options granted under the 2013 Plan and predecessor plans not yet recognized. That cost is expected to be recognized over a weighted-average period of 2.6 years.

In November 2017, the Company granted options to purchase 1.7 million shares of the Company’s Non-Voting Common Stock under the 2013 Plan to employees at a price of $50.67 per share, the then-current trading price of the underlying securities.

Restricted shares

The Company’s restricted share awards are generally subject to graduated vesting schedules. Compensation expense is adjusted for estimated forfeitures and is recognized on a straight-line basis over the service periods underlying the awards. As of October 31, 2017, there was $103.1 million of compensation cost related to unvested awards granted under the 2013 Plan and predecessor plans not yet recognized. That cost is expected to be recognized over a weighted-average period of 2.7 years.

A summary of the Company’s restricted share activity for the year ended October 31, 2017 under the 2013 Plan and predecessor plans is presented below:

		Weighted-
		Average
		Grant Date
(share figures in thousands)	Shares	Fair Value
Unvested, beginning of period	4,157	$35.43
Granted	1,691	35.98
Vested	(1,217)	33.20
Forfeited	(66)	36.22
Unvested, end of period	4,565	$36.22

The total fair value of restricted stock vested for the years ended October 31, 2017, 2016 and 2015 was $40.5 million, $38.1 million and $33.3 million, respectively. In November 2017, the Company awarded a total of 1.2 million shares of restricted shares under the 2013 Plan at a grant date fair value of $50.67 per share.

Phantom stock units

During fiscal 2017, 10,510 phantom stock units were issued to non-employee Directors pursuant to the 2013 Plan. Because these units are contingently forfeitable, compensation expense is recorded over the forfeiture period. The total liability paid out associated with phantom stock during the fiscal years ended October 31, 2017, 2016 and 2015 was $0.4 million, $0.3 million and $0.3 million, respectively. As of October 31, 2017, there was $0.3 million of compensation cost related to unvested phantom stock units granted under the 2013 Plan not yet recognized. That cost is expected to be recognized over a weighted-average period of one year.

Employee Stock Purchase Plans

The 2013 Employee Stock Purchase Plan (the Qualified ESPP) and the 2013 Nonqualified Employee Stock Purchase Plan (the Nonqualified ESPP) (together, the Employee Stock Purchase Plans), which are administered by the Compensation Committee of the Board, permit eligible employees to direct up to a maximum of $12,500 per six-month offering period toward the purchase of Non-Voting Common Stock at the lower of 90 percent of the market price of the Non-Voting Common Stock at the beginning or at the end of each offering period. The Qualified ESPP qualifies under Section 423 of the U.S. Internal Revenue Code of 1986, as amended (Internal Revenue Code). A total of 0.5 million and 0.1 million shares of the Company’s Non-Voting Common Stock have been reserved for issuance under the Qualified ESPP and Nonqualified ESPP, respectively. Through October 31, 2017, 0.4 million shares have been issued pursuant to the Employee Stock Purchase Plans.

The Company received $3.0 million, $3.1 million and $3.3 million related to shares issued under the Employee Stock Purchase Plans for the years ended October 31, 2017, 2016 and 2015, respectively.

Employee Stock Purchase Incentive Plan

The 2013 Incentive Compensation Nonqualified Employee Stock Purchase Plan (the Employee Stock Purchase Incentive Plan), which is administered by the Compensation Committee of the Board, permits employees to direct up to half of their incentive bonuses and commissions toward the purchase of the Company’s Non-Voting Common Stock at the lower of 90 percent of the market price of the Non-Voting Common Stock at the beginning or at the end of each quarterly offering period. A total of 0.6 million shares of the Company’s Non-Voting Common Stock have been reserved for issuance under the Employee Stock Purchase Incentive Plan. Through October 31, 2017, 0.4 million shares have been issued pursuant to the plan.

The Company received $4.0 million, $3.6 million and $3.5 million related to shares issued under the Employee Stock Purchase Incentive Plan for the years ended October 31, 2017, 2016 and 2015, respectively.

Atlanta Capital and Parametric Long-term Equity Incentive Plans

The Atlanta Capital Plan and the Parametric Plan allow for awards of profit units of Atlanta Capital and Parametric, respectively, to key employees. Profit units granted under the Atlanta Capital and Parametric Plans vest over five years and entitle the holders to quarterly distributions of available cash flow. Fair value of the awards is determined on the grant date utilizing an annual appraisal of each entity. The annual appraisal is developed using two models, an income approach and a market approach, as described in Note 1. These models utilize appropriate discount rates as well as relevant investment management industry market multiples. Vested profit units are redeemable upon the exercise of limited in-service put rights held by the employee or call rights held by the Company. The call rights held by the Company entitle the Company to repurchase the profit units at the end of a ten-year call period and each year thereafter, and upon termination of employment. Execution of the puts and calls takes place upon availability of the annual appraisal to ensure the transactions take place at fair value. Profit units are not reserved for issuance; the number of profit units authorized for awards is determined annually by the Company on the first calendar day of the fiscal year. The awards under the Atlanta Capital and Parametric Plans are accounted for as equity awards.

During the fiscal year ended October 31, 2017, 25,661 profit units of Atlanta Capital were issued to certain employees of that entity pursuant to the Atlanta Capital Plan at a weighted-average per unit price of $153.85. Because the units are contingently forfeitable, compensation expense is recorded on a straight-line basis over the forfeiture period of five years. As of October 31, 2017, there was $7.6 million of compensation cost related to unvested awards granted under the Atlanta Capital Plan not yet recognized. That cost is expected to be recognized over a weighted-average period of 3.1 years. Through October 31, 2017, 323,016 profit units have been issued pursuant to the Atlanta Capital Plan.

During the fiscal year ended October 31, 2017, the Company did not issue profit units of Parametric under the Parametric Plan. Because the units historically issued under the Parametric Plan are contingently forfeitable, compensation expense is recorded on a straight-line basis over the forfeiture period of five years. As of October 31, 2017, there was $6.9 million of compensation cost related to unvested awards granted under the Parametric Plan not yet recognized. That cost is expected to be recognized over a weighted-average period of 2.5 years. Through October 31, 2017, 39,423 profit units have been issued pursuant to the Parametric Plan.

The Company did not grant any profit units under the Atlanta Capital or Parametric Plans during November 2017.

Atlanta Capital and Parametric Phantom Incentive Plans

The 2017 Atlanta Capital Phantom Incentive Plan (the Atlanta Capital Phantom Incentive Plan), which was recommended by the Compensation Committee and approved by the Board on October 25, 2017, and the

2016 Parametric Phantom Incentive Plan (the Parametric Phantom Incentive Plan) are long-term equity incentive plans that provide for the award of phantom incentive units to eligible employees of Atlanta Capital and Parametric, respectively. The phantom incentive units vest over five years. The grant date value of phantom incentive units is tied to the enterprise value of Atlanta Capital or Parametric adjusted to take into consideration that the phantom incentive units do not have rights to receive quarterly cash flow distributions from Atlanta Capital or Parametric, as applicable, or to quarterly dividends from the Company. At each vesting date, the vested portion of the award is adjusted to reflect the then-current enterprise value of Atlanta Capital or Parametric, as applicable, and the adjusted value of the vested award is settled in Eaton Vance Non-Voting Common Stock under the 2013 Plan. Because the units are contingently forfeitable, compensation expense is recorded on a straight-line basis over the five-year forfeiture period using the grant date phantom incentive unit value. The phantom incentive unit value of an award is determined utilizing annual appraisals of Atlanta Capital and Parametric. The annual appraisals are developed using two models, an income approach and a market approach, as described in 1. These models utilize appropriate discount rates as well as relevant investment management industry market multiples. Phantom incentive units are not reserved for issuance; the number of phantom incentive units authorized for awards is determined annually by the Company on the first calendar day of the fiscal year. However, since the awards are settled under the 2013 Plan, the awards are subject to the Non-Voting Common Stock reserves defined under the 2013 Plan. As described above, a total of 25.5 million shares of Non-Voting Common Stock have been reserved for issuance under the 2013 Plan. The awards under the Atlanta Capital Phantom Incentive Plan and the Parametric Phantom Incentive Plan are accounted for as equity awards.

Parametric Phantom Incentive Plan

During the fiscal year ended October 31, 2017, the Company granted a total of 3,212 phantom incentive units with a weighted-average grant date phantom incentive unit value of $1,770.94 per unit. Also during the fiscal year ended October 31, 2017, 24 phantom incentive units vested and were settled with 1,360 shares of Non-Voting Common Stock based on the October 31, 2017 Parametric enterprise value of $2,860.16 per unit and the October 31, 2017 price of the Company’s Non-Voting Common Stock of $50.47.

As of October 31, 2017, there was $4.5 million of compensation cost related to unvested awards granted under the Parametric Phantom Incentive Plan not yet recognized. That cost is expected to be recognized over a weighted-average period of 4 years. Through October 31, 2017, 3,212 phantom incentive units have been issued pursuant to the Parametric Phantom Incentive Plan.

In November 2017, the Company granted a total of 3,402 phantom incentive units at a grant date phantom incentive unit value of $2,208.66 per unit.

Atlanta Capital Phantom Incentive Plan

The Company did not grant any phantom incentive units under the Atlanta Capital Phantom Incentive Plan during fiscal 2017. In November 2017, the Company granted a total of 19,931 phantom incentive units at a grant date phantom incentive unit value of $142.31 per unit.

Stock Option Income Deferral Plan

The Company has established an unfunded, non-qualified Stock Option Income Deferral Plan to permit key employees to defer recognition of income upon exercise of non-qualified stock options previously granted by the Company. As of October 31, 2017, options to purchase 0.2 million shares have been exercised and placed in trust with the Company.

13.	Employee Benefit Plans

Profit Sharing and Savings Plan

The Company has a Profit Sharing and Savings Plan for the benefit of employees. The Profit Sharing and Savings Plan is a defined contribution profit sharing plan with a 401(k) deferral component. All full-time employees who have met certain age and length of service requirements are eligible to participate in the plan. The plan allows participating employees to make elective deferrals of compensation up to the plan’s annual limits. The Company then matches each participant’s contribution on a dollar-for-dollar basis to a maximum of $1,040 per annum. In addition, the Company may, at its discretion, contribute up to 15 percent of eligible employee compensation to the plan, up to a maximum of $39,750, $39,750 and $39,000 per employee for the years ended October 31, 2017, 2016 and 2015, respectively. The Company’s expense under the plan was $25.3 million, $23.9 million and $22.7 million for the years ended October 31, 2017, 2016 and 2015, respectively.

Supplemental Profit Sharing Retirement Plan

The Company has an unfunded, non-qualified Supplemental Profit Sharing Retirement Plan whereby certain key employees of the Company may receive profit sharing contributions in excess of the amounts allowed under the Profit Sharing and Savings Plan. Participation in the Supplemental Profit Sharing Retirement Plan has been frozen and is restricted to employees who qualified as participants on November 1, 2002. The Company did not make any contributions to the plan in fiscal 2017. Participants in the Supplemental Profit Sharing Retirement Plan continue to earn investment returns on their balances commensurate with those earned in the employer-directed portion of the Profit Sharing and Savings Plan. The Company’s expense under the Supplemental Profit Sharing Retirement Plan for the years ended October 31, 2017, 2016 and 2015 was $34,599, $12,320 and $1,486, respectively.

14.	Common Stock

All outstanding shares of the Company’s Voting Common Stock are deposited in a voting trust, the trustees of which have unrestricted voting rights with respect to the Voting Common Stock. The trustees of the voting trust are all officers of the Company. Non-Voting Common shares do not have voting rights under any circumstances. During fiscal 2017, the Company did not issue or repurchase any Voting Common Stock.

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

In fiscal 2017, the Company purchased and retired approximately 2.0 million shares of its Non-Voting Common Stock under the current repurchase authorization and approximately 0.9 million shares under a previous repurchase authorization. Approximately 6.1 million additional shares may be repurchased under the current authorization as of October 31, 2017.

15.	Non-operating Income (Expense)

The components of non-operating income (expense) for the years ended October 31, 2017, 2016 and 2015 were as follows:

(in thousands)	2017	2016	2015
Interest and other income	$22,501	$11,515	$9,346
Net losses on investments and derivatives	(1,901)	(116)	(9,151)
Net foreign currency gains (losses)	(1,297)	1,012	(226)
Gains (losses) and other investment income, net	19,303	12,411	(31)
Interest expense	(27,496)	(29,410)	(29,357)
Loss on extinguishment of debt	(5,396)	-	-

Other income (expense) of consolidated CLO entities: (1)
Interest income	-	17,975	3,467
Net gains on bank loans, other investments and note obligations	-	6,094	1,625
Gains and other investment income, net	-	24,069	5,092
Structuring and closing fees	-	-	(2,359)
Interest expense	-	(13,286)	(4,408)
Interest and other expense	-	(13,286)	(6,767)
Total non-operating expense	$(13,589)	$(6,216)	$(31,063)

(1)	Net income earned by the consolidated CLO entity in 2017 was negligible as the CLO entity was consolidated in the fourth quarter of the fiscal year and is in a warehouse phase.

16.	Income Taxes

The provision for income taxes for the years ended October 31, 2017, 2016 and 2015 consists of the following:

(in thousands)	2017	2016	2015
Current:
Federal	$136,959	$114,350	$117,682
State	22,753	17,305	20,837
Deferred:
Federal	11,952	18,391	4,614
State	2,002	3,584	81
Total	$173,666	$153,630	$143,214

Deferred income taxes reflect the expected future tax consequences of temporary differences between the carrying amounts and tax bases of the Company’s assets and liabilities. The significant components of deferred income taxes are as follows:

(in thousands)	2017	2016

Deferred tax assets:
Stock-based compensation	$58,883	$66,221
Investment basis in partnerships	12,375	12,575
Deferred rent	12,354	7,478
Differences between book and tax bases of investments	6,961	4,193
Compensation and benefit expense	4,679	3,233
Federal benefit of unrecognized state tax benefits	410	716
Other	373	409
Total deferred tax asset	$96,035	$94,825

Deferred tax liabilities:
Deferred sales commissions	$(14,022)	$(10,407)
Differences between book and tax bases of property	(7,930)	(7,537)
Differences between book and tax bases of goodwill and intangibles	(4,240)	(1,322)
Unrealized net holding gains on investments	(2,558)	(1,821)
Unrealized gains on derivative instruments	(185)	(443)
Total deferred tax liability	$(28,935)	$(21,530)
Net deferred tax asset	$67,100	$73,295

The Company records a valuation allowance when necessary to reduce deferred tax assets to an amount that is more likely than not to be realized. No valuation allowance has been recorded for deferred tax assets, reflecting management’s belief that all deferred tax assets will be utilized.

The following table reconciles the Company’s effective tax rate from the U.S. federal statutory tax rate to such amount for each of the years ended October 31, 2017, 2016 and 2015:

	2017	2016	2015

Federal statutory rate	35.0%	35.0%	35.0%
State and local income tax, net of federal income tax benefit	3.5	3.5	3.8
Non-controlling interest	(1.8)	(2.0)	(0.8)
Stock-based compensation	0.3	0.6	0.8
Other	-	0.6	-
Effective income tax rate	37.0%	37.7%	38.8%

The exercise of stock options and lapse of restricted stock awards resulted in a reduction of taxes payable of approximately $3.2 million, $2.2 million and $10.0 million for the years ended October 31, 2017, 2016 and 2015, respectively. Such benefit has been reflected as a component of shareholders’ equity.

The changes in gross unrecognized tax benefits, excluding interest and penalties, for the years ended October 31, 2017, 2016 and 2015 are as follows:

(in thousands)	2017	2016	2015
Beginning Balance	$1,859	$2,100	$1,798
Additions for tax positions of prior years	12	6	437
Additions based on tax positions related to current year	75	57	62
Reductions for tax positions of prior years	(898)	-	(130)
Reductions for settlements with taxing authorities	(19)	-	-
Lapse of statute of limitations	-	(304)	(67)
Ending Balance	$1,029	$1,859	$2,100

The total amount of unrecognized tax benefits as of October 31, 2017, 2016 and 2015 that, if recognized, would impact the effective tax rate is $1.0 million, $1.9 million and $2.1 million, respectively.

The Company did not recognize any interest or penalties in its tax provision during the year ended October 31, 2017. In the years ended October 31, 2016 and 2015, the Company recognized $(0.2) million and $0.1 million, respectively, in interest and penalties in its income tax provision. Accrued interest and penalties, which are included as a component of unrecognized tax benefits, totaled $0.6 million at both October 31, 2017 and 2016 and $0.8 million at October 31, 2015.

The Company believes that it is reasonably possible that approximately $0.6 million of its currently remaining unrecognized tax benefits, each of which are individually insignificant, may be recognized within the next 12 months as a result of a lapse of the statute of limitations and settlements with state taxing authorities.

The Company considers the undistributed earnings of certain of its foreign corporations to be indefinitely reinvested in foreign operations as of October 31, 2017. Accordingly, no U.S. income taxes have been provided thereon. As of October 31, 2017, the Company had approximately $61.7 million of undistributed earnings in certain Canadian, United Kingdom, and Australian foreign corporations that are not available to fund domestic operations or to distribute to shareholders unless repatriated. Repatriation would require the Company to accrue and pay U.S. corporate income taxes. The unrecognized deferred income tax liability on these un-repatriated funds, or temporary difference, is estimated to be $7.7 million at October 31, 2017. The Company does not intend to repatriate these funds, has not previously repatriated funds from these entities and has the financial liquidity to permanently leave these funds offshore.

The Company is generally no longer subject to income tax examinations by U.S. federal, state, local or non-U.S. taxing authorities for fiscal years prior to fiscal 2013.

In fiscal 2016, the Company identified an immaterial error related to basis adjustments of certain partnership interests arising from Company repurchases of non-controlling interests in majority-owned subsidiaries that was not recorded in previous fiscal periods. The cumulative impact of this error resulted in an increase to deferred income tax asset and additional paid-in-capital in the amount of $50.5 million recorded as of October 31, 2016. The error was not considered material to the Company’s Consolidated Statement of Equity as of October 31, 2015, and had no effect on the Consolidated Statements of Income, Comprehensive Income, or Cash Flows as of and for the years ended October 31, 2016 and 2015. The fiscal 2016 basis adjustment of $2.2 million was reflected within the Company’s deferred income tax asset and additional paid-in-capital in the accompanying Consolidated Balance Sheet as of October 31, 2016.

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

Redeemable non-controlling interests at other than fair value

During the year ended October 31, 2017, the Company acquired the remaining profit interests held by the non-controlling interest holders of Atlanta Capital, as discussed further in Note 10. As a result, the Company had no non-controlling interests that are redeemable at other than fair value as of October 31, 2017.

Net income attributable to non-controlling and other beneficial interests in fiscal 2017, 2016 and 2015 reflects an increase of $0.5 million, an increase $0.2 million and a decrease of $0.2 million, respectively, in the estimated redemption value of redeemable non-controlling interests in Atlanta Capital.

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

The components of net income attributable to non-controlling and other beneficial interests for the years ended October 31, 2017, 2016 and 2015 were as follows:

(in thousands)	2017	2016	2015
Consolidated sponsored funds	$(6,816)	$43	$1,752
Majority-owned subsidiaries	(16,895)	(13,525)	(15,673)
Non-controlling interest value adjustments(1)	(531)	(200)	204
Consolidated CLO entities(2)	-	(9,768)	5,825
Net income attributable to non-controlling and other beneficial interests	$(24,242)	$(23,450)	$(7,892)

(1)	Relates to non-controlling interests redeemable at other than fair value.
(2)	Net income earned by the consolidated CLO entity in 2017 was negligible as the CLO entity was consolidated in the fourth quarter of the fiscal year and is in a warehouse phase.

18.	Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), net of tax, for the years ended October 31, 2017, 2016 and 2015 are as follows:

(in thousands)	Unamortized Net Gains (Losses) on Cash Flow Hedges(1)	Net Unrealized Gains (Losses) on Available- for-Sale Investments(2)	Foreign Currency Translation Adjustments(3)	Total
Balance at October 31, 2014	$661	$5,628	$(24,285)	$(17,996)
Other comprehensive loss, before reclassifications and tax	-	(8)	(28,877)	(28,885)
Tax impact	-	3	(115)	(112)
Reclassification adjustments, before tax	22	(2,992)	463	(2,507)
Tax impact	(9)	1,102	(179)	914
Net current period other comprehensive income (loss)	13	(1,895)	(28,708)	(30,590)
Balance at October 31, 2015	$674	$3,733	$(52,993)	$(48,586)
Other comprehensive income (loss), before reclassifications and tax	-	732	(8,220)	(7,488)
Tax impact	-	(303)	-	(303)
Reclassification adjustments, before tax	22	(2,082)	-	(2,060)
Tax impact	(9)	863	-	854
Net current period other comprehensive income (loss)	13	(790)	(8,220)	(8,997)
Balance at October 31, 2016	$687	$2,943	$(61,213)	$(57,583)
Other comprehensive income (loss), before reclassifications and tax	(684)	1,930	9,310	10,556
Tax impact	271	(743)	-	(472)
Reclassification adjustments, before tax	40	(4)	-	36
Tax impact	(13)	2	-	(11)
Net current period other comprehensive income (loss)	(386)	1,185	9,310	10,109
Balance at October 31, 2017	$301	$4,128	$(51,903)	$(47,474)

(1)	Amounts reclassified from accumulated other comprehensive income (loss), net of tax, represent the amortization of net gains (losses) on qualifying derivative financial instruments designated as cash flow hedges over the life of the Company's senior notes into interest expense on the Consolidated Statements of Income.
(2)	Amounts reclassified from accumulated other comprehensive income (loss), net of tax, represent gains (losses) on disposal of available-for-sale securities that were recorded in gains (losses) and other investment income, net, on the Consolidated Statements of Income.
(3)	Amounts reclassified from accumulated other comprehensive income (loss), net of tax, represent the realization of foreign currency translation losses on a consolidated sponsored fund denominated in Euros that was deconsolidated during fiscal 2015. These amounts were recorded in gains (losses) and other investment income, net, on the Consolidated Statements of Income.

19.	Earnings per Share

The following table sets forth the calculation of earnings per basic and diluted share for the years ended October 31, 2017, 2016 and 2015:

(in thousands, except per share data)	2017	2016	2015
Net income attributable to Eaton Vance Corp. shareholders	$282,131	$241,307	$230,299
Less: Allocation of earnings to participating restricted shares	-	-	3,885
Net income available to common shareholders	$282,131	$241,307	$226,414
Weighted-average shares outstanding – basic	110,918	109,914	113,318
Incremental common shares	5,500	4,068	4,837
Weighted-average shares outstanding – diluted	116,418	113,982	118,155
Earnings per share:
Basic	$2.54	$2.20	$2.00
Diluted	$2.42	$2.12	$1.92

Antidilutive common shares related to stock options and unvested restricted stock excluded from the computation of earnings per diluted share were approximately 3.7 million, 11.9 million and 7.8 million for the years ended October 31, 2017, 2016 and 2015, respectively.

20.	Commitments and Contingencies

In the normal course of business, the Company enters into agreements that include indemnities in favor of third parties, such as engagement letters with advisors and consultants, information technology agreements, distribution agreements and service agreements. In certain circumstances, these indemnities in favor of third parties relate to service agreements entered into by investment funds advised by Eaton Vance Management, Boston Management and Research, or Calvert, all of which are direct or indirect wholly-owned subsidiaries of the Company. The Company has also agreed to indemnify its directors, officers and employees in accordance with the Company’s Articles of Incorporation, as amended. Certain agreements do not contain any limits on the Company’s liability and, therefore, it is not possible to estimate the Company’s potential liability under these indemnities. In certain cases, the Company has recourse against third parties with respect to these indemnities. Further, the Company maintains insurance policies that may provide coverage against certain claims under these indemnities.

The Company and its subsidiaries are subject to various legal proceedings. In the opinion of management, after discussions with legal counsel, the ultimate resolution of these matters will not have a material effect on the consolidated financial condition, results of operations or cash flows of the Company.

In November 2010, the Company acquired patents and other intellectual property from Managed ETFs LLC, a developer of intellectual property in the field of exchange-traded funds. The intellectual property is the foundation of the Company’s NextShares™ exchange-traded managed funds initiative. The terms of the acquisition of the patents and other intellectual property of Managed ETFs LLC include approximately $9.0 million in aggregate contingent milestone payments that are based on specific events representing key developments in the commercialization of NextShares. There is no defined timing on these payments, resulting in significant uncertainty as to when the amount of any payment is due in the future. If and when the milestones have been accomplished, Managed ETFs LLC is also entitled to revenue-sharing payments that are calculated based on a percentage of licensing revenue that the Company receives for use of the acquired intellectual property.

The Company leases certain office space and equipment under non-cancelable operating leases. The office space leases expire over various terms that extend through 2034. Certain of the leases contain renewal options. The lease payments are recognized on a straight-line basis over the non-cancelable term of each lease plus any anticipated extensions. Rent expense under these leases in fiscal 2017, 2016 and 2015 totaled $21.9 million, $21.2 million and $21.5 million, respectively. Future minimum lease commitments are as follows:

Year Ending October 31,
(in thousands)	Amount(1)
2018	$23,252
2019	23,621
2020	23,204
2021	20,644
2022	19,412
2023 – thereafter	217,713
Total	$327,846

(1)	Future minimum lease payments have not been reduced by minimum sublease rentals of $0.1 million due in the future.

The Company subleases to unaffiliated third parties office space under operating leases that expire over various terms. The sublease payments are recognized on a straight-line basis over the non-cancelable terms of the subleases. Rental income under these subleases totaled $0.1 million, $0.3 million and $1.3 million for the fiscal years ended October 31, 2017, 2016 and 2015, respectively. Future minimum rental payments are $61,000 and $35,000 during the fiscal years ended October 31, 2018 and 2019, respectively. There are no future minimum rental payments due to the Company in periods after fiscal 2019.

Other commitments and contingencies include puts and calls related to indirect profit interests issued pursuant to the Atlanta Capital Plan and the Parametric Plan as well as the original Atlanta Capital acquisition agreement, as more fully described in Note 10.

21.	Related Party Transactions

Sponsored funds

The Company is an investment adviser to, and has administrative agreements with, certain sponsored mutual funds, privately offered equity funds and closed-end funds for which employees of the Company are officers and/or directors. Substantially all of the services to these entities for which the Company earns a fee, including investment advisory, distribution, shareholder and administrative services, are provided under contracts that set forth the services to be provided and the fees to be charged. Certain of these contracts are subject to annual review and approval by the funds’ boards of directors or trustees. Revenues for services provided or related to these funds for the years ended October 31, 2017, 2016 and 2015 are as follows:

(in thousands)	2017	2016	2015
Management fees	$927,453	$809,102	$865,792
Distribution fees	75,531	71,784	73,468
Service fees	119,962	107,684	116,448
Shareholder service fees	4,482	2,433	2,641
Other revenue	731	2,133	2,384
Total	$1,128,159	$993,136	$1,060,733

For the years ended October 31, 2017, 2016 and 2015, the Company had investment advisory agreements with certain sponsored funds pursuant to which the Company contractually waived $16.7 million, $15.1 million and $13.0 million, respectively, of management fees it was otherwise entitled to receive.

Sales proceeds and net realized gains for the years ended October 31, 2017, 2016 and 2015 from investments in sponsored funds classified as available-for-sale, including sponsored funds accounted for under the equity method, are as follows:

(in thousands)	2017	2016	2015
Proceeds from sales	$14,136	$10,895	$44,736
Net realized gains	306	2,154	3,943

The Company bears the non-advisory expenses of certain sponsored funds for which it earns an all-in management fee and provides subsidies to startup and other smaller sponsored funds to enhance their competitiveness. For the years ended October 31, 2017, 2016 and 2015, expenses of $35.0 million, $24.4 million and $22.5 million, respectively, were incurred by the Company pursuant to these arrangements.

Included in management fees and other receivables at October 31, 2017 and 2016 are receivables due from sponsored funds of $100.0 million and $88.7 million, respectively. Included in accounts payable and accrued expenses at October 31, 2017 and 2016 are payables due to sponsored funds of $1.7 million and $1.6 million, respectively.

Loan to affiliate

On December 23, 2015, EVMC loaned $5.0 million to Hexavest under a term loan agreement to seed a new investment strategy. The loan renews automatically for an additional one-year period on each anniversary date unless written termination notice is provided by EVMC. The loan earns interest equal to the one-year Canadian Dollar Offered Rate plus 200 basis points, which is payable quarterly in arrears. Hexavest may prepay the loan in whole or in part at any time without penalty. The Company recorded $0.2 million and $0.1 million of interest income related to the loan in gains (losses) and other investment income, net, on the Company’s Consolidated Statement of Income in fiscal 2017 and 2016, respectively. Interest due from Hexavest under this arrangement included in other assets on the Company’s Consolidated Balance Sheets was $13,000 at both October 31, 2017 and 2016.

Hexavest agreements

The Company has an agreement with Hexavest whereby the Company compensates Hexavest for sub-advisory services and Hexavest reimburses the Company for a portion of fund subsidies related to certain investment companies for which the Company is the investment adviser. The Company paid Hexavest $0.4 million, $0.3 million and $0.3 million in sub-advisory fees in fiscal 2017, 2016 and 2015, respectively, and the Company received $0.1 million, $0.2 million and $1.2 million in fiscal 2017, 2016 and 2015, respectively, from Hexavest for reimbursement of fund subsidies. The amount due to Hexavest under this arrangement, which is included in other liabilities on the Company’s Consolidated Balance Sheets, was $51,000 at October 31, 2016. As of October 31, 2017, the Company did not have any amounts due to Hexavest under this arrangement.

In addition, the Company has an agreement with Hexavest whereby the Company is reimbursed for placement costs of certain institutional separately managed accounts. The Company earned $2.4 million under this arrangement during each of fiscal 2017, 2016 and 2015. The amount due from Hexavest under this arrangement, which is included in other assets on the Company’s Consolidated Balance Sheets, was $0.3 million at both October 31, 2017 and 2016.

Employee loan program

The Company has established an Employee Loan Program under which a program maximum of $20.0 million is available for loans to officers (other than executive officers) and other key employees of the Company for purposes of financing the exercise of employee stock options. Loans are written for a seven-year period, at varying fixed interest rates (currently ranging from 0.9 percent to 2.9 percent), are payable in annual installments commencing with the third year in which the loan is outstanding, and are collateralized by the stock issued upon exercise of the option. All loans under the program must be made on or before October 31, 2018. Loans outstanding under this program, which are full recourse in nature, are reflected as notes receivable from stock option exercises in shareholders’ equity, and were $11.1 million and $12.1 million at October 31, 2017 and 2016, respectively.

22.	Regulatory Requirements

The Company is required to maintain net capital in certain regulated subsidiaries within a number of jurisdictions. Such requirements may limit the Company’s ability to make withdrawals of capital from these subsidiaries.

Eaton Vance Distributors, Inc. (EVD), a wholly-owned subsidiary of the Company and principal underwriter of the Eaton Vance and Parametric funds, is subject to the U.S. Securities and Exchange Commission’s uniform net capital rule, which requires the maintenance of minimum net capital. For purposes of this rule, EVD had net capital of $82.7 million, which exceeds its minimum net capital requirement of $3.6 million at October 31, 2017. The ratio of aggregate indebtedness to net capital at October 31, 2017 was 0.66-to-1.

At October 31, 2017, the Company was required to maintain net capital in certain other regulated subsidiaries. The Company was in compliance with all applicable regulatory minimum net capital requirements.

23.	Concentrations of Credit Risk and Significant Relationships

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents held. The Company maintains cash and cash equivalents with various financial institutions. Cash deposits maintained at a financial institution may exceed the federally insured limit.

During the fiscal years ended October 31, 2017, 2016 and 2015, there were no managed portfolios, related funds or other clients that provided over 10 percent of the total revenue for the Company.

24.	Geographic Information

Revenues by principal geographic area for the years ended October 31, 2017, 2016 and 2015 are as follows:

(in thousands)	2017	2016	2015
Revenue:
U.S.	$1,466,495	$1,289,830	$1,340,760
International	62,515	53,030	62,803
Total	$1,529,010	$1,342,860	$1,403,563

Long-lived assets by principal geographic area as of October 31, 2017 and 2016 are as follows:

(in thousands)	2017	2016
Long-lived Assets:
U.S.	$46,804	$42,153
International	2,185	2,274
Total	$48,989	$44,427

International revenues and long-lived assets are attributed to countries based on the location in which revenues are earned.

25.	Comparative Quarterly Financial Information (Unaudited)

	2017
(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year

Total revenue	$354,959	$374,632	$393,746	$405,673	$1,529,010
Operating income	$105,436	$117,920	$121,031	$138,371	$482,758
Net income	$64,341	$77,633	$74,853	$89,546	$306,373
Net income attributable to Eaton Vance Corp. shareholders	$60,711	$71,975	$67,361	$82,084	$282,131
Earnings per Share:
Basic	$0.55	$0.65	$0.61	$0.73	$2.54
Diluted	$0.53	$0.62	$0.58	$0.69	$2.42

	2016
(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year

Total revenue	$331,556	$323,290	$341,168	$346,846	$1,342,860
Operating income	$100,625	$95,768	$106,725	$111,150	$414,268
Net income	$63,232	$69,455	$65,774	$66,296	$264,757
Net income attributable to Eaton Vance Corp. shareholders	$58,386	$54,967	$62,899	$65,055	$241,307
Earnings per Share:
Basic	$0.52	$0.50	$0.57	$0.59	$2.20
Diluted	$0.50	$0.48	$0.55	$0.57	$2.12

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Eaton Vance Corp.:

We have audited the accompanying consolidated balance sheets of Eaton Vance Corp. and subsidiaries (the “Company”) as of October 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended October 31, 2017. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Eaton Vance Corp. and subsidiaries as of October 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of October 31, 2017, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 20, 2017 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts

December 20, 2017

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2017. Disclosure controls and procedures are designed to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rule and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), to allow timely decisions regarding required disclosure. Our CEO and CFO participated in this evaluation and concluded that, as of October 31, 2017, our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting that occurred during the fourth quarter of our fiscal year ended October 31, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Management on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting.

Management has evaluated the effectiveness of the Company’s internal control over financial reporting as of October 31, 2017 based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment, management concluded that the Company’s internal control over financial reporting was effective as of October 31, 2017.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited the financial statements that are included in this annual report and expressed an opinion thereon. Deloitte & Touche LLP has also expressed an opinion on the effectiveness of the Company’s internal control over financial reporting as of October 31, 2017. This Report appears on page 129.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Eaton Vance Corp.:

We have audited the internal control over financial reporting of Eaton Vance Corp. and subsidiaries (the “Company”) as of October 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2017, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended October 31, 2017 of the Company and our report dated December 20, 2017 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts

December 20, 2017

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the name, age and positions of each of our directors, executive officers and certain other significant employees of Eaton Vance Corp., unless otherwise noted, at October 31, 2017:

Name	Age	Position

Thomas E. Faust Jr.	59	Chairman of the Board, Chief Executive Officer and President
Ann E. Berman	65	Director
Leo I. Higdon, Jr.	71	Director
Brian D. Langstraat	49	Director, Chief Executive Officer of Parametric Portfolio Associates LLC
Dorothy E. Puhy	66	Director
Winthrop H. Smith, Jr.	68	Director
Richard A. Spillane, Jr.	66	Director
Jeffrey P. Beale	61	Vice President and Chief Administrative Officer
Laurie G. Hylton	51	Vice President and Chief Financial Officer
Frederick S. Marius	54	Vice President, Secretary and Chief Legal Officer
Edward J. Perkin	45	Vice President and Chief Equity Investment Officer of Eaton Vance Management
Julie E. Rozen	45	Vice President and Chief Accounting Officer
Payson F. Swaffield	61	Vice President and Chief Income Investment Officer of Eaton Vance Management
Matthew J. Witkos	51	President of Eaton Vance Distributors, Inc.

Our directors are each elected annually by the holders of our Voting Common Stock.

Mr. Faust has served as Chairman of the Board and Chief Executive Officer of the Company since November 2007. Mr. Faust was elected President of the Company in January 2006 and served as Chief Investment Officer of Eaton Vance Management from November 2001 until October 2007. He was Executive Vice President of the Company from January 2000 through January 2006 and a Vice President of Eaton Vance Management from December 1987 to January 2000. He has been a Director of the Company since January 2002. Mr. Faust serves as a member of the Executive and Management Committees established by the Company’s Board of Directors.

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

Mr. Langstraat has served as Chief Executive Officer of Parametric Portfolio Associates LLC (Parametric), a majority-owned subsidiary of the Company, since June 2001. He was Managing Director and Chief Operating Officer of Parametric from 1997 to May 2001. He has served as a Director of the Company since July 2014.

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

Ms. Hylton has served as Chief Financial Officer of the Company since March 2012. Ms. Hylton has been a Vice President of the Company since June 1994 and was the Chief Accounting Officer of the Company from October 1997 through December 2016. She was the Internal Auditor of the Company from June 1994 to October 1997. Ms. Hylton is a member of the Company’s Management Committee.

Mr. Marius has been a Vice President and attorney of Eaton Vance Management since April 2004 and Chief Legal Officer of the Company since June 2008. Mr. Marius has also been a Vice President and Secretary of the Company since November 2007, and was Deputy Chief Legal Officer of the Company from November 2007 to June 2008. Mr. Marius is a member of the Company’s Management Committee.

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

Ms. Rozen has served as Vice President and Chief Accounting Officer of the Company since January 2017. Ms. Rozen joined the Company from Deloitte & Touche LLP, where she had served as an auditor in several positions since 2001, most recently serving as Managing Director from September 2015 to December 2016 and Senior Manager from September 2006 to August 2015.

Mr. Swaffield has been a Vice President of Eaton Vance Management since January 1992 and the Chief Income Investment Officer of Eaton Vance Management since November 2007. Mr. Swaffield is a member of the Company’s Management Committee.

Mr. Witkos has served as President of Eaton Vance Distributors, Inc., a wholly-owned subsidiary of the Company, since May 2007. Mr. Witkos is a member of the Company’s Management Committee.

There are no family relationships among any of our directors or executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires certain of our officers, our Directors and persons who own more than ten percent of a registered class of the Company’s equity securities to file forms reporting their affiliation with the Company and reports of ownership and changes in ownership of the Company’s equity securities with the Securities and Exchange Commission (SEC) and the New York Stock Exchange (NYSE). These persons and entities are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge, based on a review of the copies of such reports furnished to us and representations from certain reporting persons that no reports were required, except as noted below, all Section 16(a) filing requirements applicable to such individuals were complied with for fiscal 2017. Due to administrative error, Julie E.

Rozen filed a late Form 3 on December 8, 2017 and a late Form 4 on December 8, 2017 to report two separate issuances of stock under our 2013 Omnibus Incentive Plan.

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

Our governance guidelines and committee charters are reviewed periodically and updated as necessary to reflect changes in regulatory requirements and evolving oversight practices. Our governance guidelines were adopted by our Board to, among other things, comply with corporate governance requirements contained in the NYSE listing standards and make other enhancements to our Company’s corporate governance policies, including creating the role of lead independent Director. Leo I. Higdon, Jr. serves as the lead independent Director. The lead independent Director is responsible for coordinating the activities of our non-management Directors, coordinating with our Chairman to set the agenda for Board meetings, chairing meetings of our non-management Directors, and leading our Board’s performance evaluation of our Chief Executive Officer. Our Board has three functional committees: an Audit Committee, a Compensation Committee and a Nominating and Governance Committee. The Board of Directors also maintains an Executive Committee consisting, as of October 31, 2017, of Mr. Faust as Chairman, Chief Executive Officer and President, Mr. Higdon as lead independent Director, and Richard A. Spillane, Jr. The Executive Committee may act on behalf of the Board of Directors during circumstances that prevent the full Board from meeting, but is otherwise inactive. Our governance guidelines, as well as the charter for each functional committee of our Board, are available on our website at www.eatonvance.com or by calling Investor Relations at 617-482-8260. In accordance with NYSE rules, we may also make disclosure of the following on our website:

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

The Compensation Committee consists of Winthrop H. Smith, Jr., Ann E. Berman, Leo I. Higdon, Jr. and Richard A. Spillane, Jr. Mr. Smith serves as Chairman. Each member of the Committee is an independent director as defined under the applicable rules of the NYSE and the SEC, an “outside director” for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended (Internal Revenue Code), and a “non-employee director” for purposes of Section 16b-3 of the Securities Exchange Act of 1934.

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

Understanding that it is management’s responsibility to manage risk and bring to the Board’s attention material risks to the Company, management has developed a matrix risk management framework overseen by a cross-functional Enterprise Risk Management Committee and, ultimately, our senior management. Primary responsibilities of the Enterprise Risk Management Committee include top-down risk assessment and mitigation and review of risks related to specific events and circumstances. On a regular basis, representatives of a network of operational and functional committees, which include the Enterprise Security Committee, report to the Enterprise Risk Management Committee, providing a bottom-up perspective on risk and day-to-

day risk management. The Enterprise Security Committee is responsible for addressing risks that security incidents can pose on the availability, integrity and confidentiality of the Company’s infrastructure, applications, processes and data. The Enterprise Risk Management Committee reports to the Board through updates provided by senior management addressing discrete events, identified risk management themes and any specific Board requests regarding risk management activities. Given the matrix nature of our risk management framework and the diversity of potential risks, the Company does not have a standalone Chief Risk Officer.

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

Our overriding compensation philosophy is that executive compensation should consist primarily of annual performance-based cash awards, long-term equity awards and long-term deferred cash incentive awards, with base salary representing a lesser component of total compensation. Long-term equity incentive awards generally take the form of options to acquire Eaton Vance Non-Voting Common Stock, restricted shares of Eaton Vance Non-Voting Common Stock, performance-based awards of restricted shares of Eaton Vance Non-Voting Common Stock and, in circumstances where an executive officer is employed by one of our majority-owned subsidiaries, indirect profit interests in such subsidiary and phantom incentive units granted under subsidiary-specific long-term equity plans. Long-term deferred cash incentive awards generally take the form of performance awards granted to eligible investment professionals for generating above-benchmark investment returns over a multi-year timeframe. We believe the appropriate combination of performance-based annual incentives, long-term equity awards and long-term cash incentive awards encourages our management to focus on investment performance, financial performance and long-term stock price performance, thereby aligning the interests of management with those of our shareholders. Employees at higher total compensation levels generally receive a greater percentage of their total compensation payable in long-term incentives and a lesser percentage in current cash compared to employees who are paid less. We believe that the proportion of compensation that is “at risk” (performance-based awards, long-term equity awards and long-term cash incentive awards) should rise as an employee’s level of responsibility rises. In general, executive officers with the highest levels of responsibility have the lowest percentage of their compensation fixed in the form of base salary and the highest percentage of their compensation at risk.

Compensation opportunities in excess of base salary for our Chief Executive Officer (CEO), Chief Financial Officer (CFO) and the three other most highly compensated officers in any given year (collectively, the named executive officers) are based on measurable goals for the Company. Targeted total compensation is designed to be competitive and is evaluated against our peer group, as defined below. Our emphasis is on total compensation and pay for performance. As a result, determination of total compensation attempts to take into consideration the overall performance of the Company as well as the individual performance of the named executive officer. While the Company does not establish explicit targeted total compensation levels relative to our peer group, the Company does evaluate compensation for named executive officers against executive officers of peer group companies. Base compensation of our named executive officers is typically reviewed against median peer group base compensation, while the total cash compensation target range is typically reviewed against the 50th to 75th percentile of our peer group. All of our named executive officers are employed at will, without employment, severance or change in control agreements.

In the first quarter of each fiscal year, our CEO presents a set of corporate goals and objectives for the upcoming year to our Board of Directors (the Board). Some of the goals and objectives are consistent from year-to-year while others may vary, reflecting known initiatives to be undertaken in the current year. In fiscal 2017, the Compensation Committee of our Board (the Committee) considered the Company’s success in light of the following goals and objectives:

•	Maintain favorable investment performance;
•	Achieve mid-single-digit organic revenue growth;
•	Begin to commercialize NextShares™ exchange-traded managed funds;
•	Achieve successful integration of the Calvert acquisition;
•	Maintain stable financial condition and continued fiscal discipline; and
•	Continue to build the record and reputation of Eaton Vance as an industry leader.

Individual performance is evaluated based on the executive’s role in achieving these goals and objectives and adherence to our core values. Our core values consist of the following:

•	Integrity
•	Professionalism
•	Teamwork
•	Client focus
•	Creativity/adaptability
•	Excellence

In considering the performance of the Company and its named executive officers in fiscal 2017, the Committee reviewed the following:

•	Stock performance: As of October 13, 2017 (latest practicable date prior to the annual Compensation Committee meeting), the 40.7 percent total return of Eaton Vance Non-Voting Common Stock over the preceding year exceeded the 26.8 percent average total return of 14 competing mid-cap and large-cap U.S. publicly traded asset managers (Affiliated Managers Group, Inc., AllianceBernstein L.P., Artisan Partners Asset Management, Inc., BlackRock, Inc., Cohen & Steers, Inc., Federated Investors, Inc., Franklin Resources, Inc., GAMCO Investors, Inc., Invesco Ltd., Legg Mason, Inc., OM Asset Management Plc, T. Rowe Price Group, Inc., Virtus Investment Partners, Inc. and Waddell & Reed Financial, Inc.) and the 22.2 percent total return of the S&P 500 Index for the same period. As of the same date, the annual total return of Eaton Vance Non-Voting Common Stock also exceeded the average of peer manager stocks over three years (17.4 percent vs. 1.7 percent), five years (16.5 percent vs. 10.5 percent) and ten years (4.4 percent vs. 2.8 percent).
•	Financial performance: Fiscal 2017 adjusted earnings per diluted share were 16 percent above adjusted earnings per diluted share in fiscal 2016.
•	Business growth: Fiscal 2017 represented Eaton Vance’s 22nd consecutive year of positive net flows. In fiscal 2017, we realized 11 percent internal growth in managed assets and 7 percent internal revenue growth.
•	Performance of managed assets: We continued to achieve strong investment performance across a broad range of investment strategies in fiscal 2017. As of September 30, 2017, 67 of our U.S. mutual funds were rated 4 or 5 stars by MorningstarTM for at least one class of shares, including 25 five-star rated funds. As of that date, 74 percent of the net assets of Eaton Vance, Parametric and Calvert mutual funds were in funds ranking in the top half of their Morningstar peer group for three-year total return, 73 percent for five-year total return and 63 percent for ten-year total return.

•	Custom Beta initiative: In fiscal 2017, net flows into Parametric Custom Core and Eaton Vance laddered municipal and corporate bond strategies offered as retailed managed accounts and high-net-worth separate accounts equated to 41 percent internal growth.
•	NextShares initiative: NextShares continued to progress towards board market availability. During fiscal 2017, eight NextShares funds from three different fund families were available in the market, with additional funds pending launch at fiscal year-end. On November 20, 2017, together with UBS Financial Services Inc., we announced the availability of NextShares through the UBS brokerage platforms and UBS Strategic Advisor, a non-discretionary advisory program, which we believe will stimulate growth in NextShares managed assets.
•	Responsible investing initiative: On December 30, 2016, Calvert Research and Management (Calvert), a newly formed Eaton Vance subsidiary, completed the purchase of all of the business assets of Calvert Investment Management, Inc. Asset flows into Calvert Funds and Calvert-managed separate accounts turned positive in the second half of fiscal 2017, contributing to a 9 percent increase in Calvert’s assets under management during the period since acquisition.
•	Global build-out: During fiscal 2017, we continued to expand investment staff and commit additional client service and distribution resources to support business growth outside the United States. During fiscal 2017, net inflows from clients outside the United States totaled $5.1 billion.
•	Legal and regulatory compliance: Eaton Vance had a clean legal and regulatory year in fiscal 2017.
•	Relationships with fund trustees and other client constituencies: The Company continues to maintain excellent relations with the independent trustees of the Eaton Vance and Calvert mutual funds and other key client constituencies.
•	Partnerships with leading distributors: Eaton Vance continues to enjoy close relationships and constructive working partnerships with leading fund distributors and other financial intermediaries in the U.S. and internationally.
•	Financial management and risk management: Eaton Vance continues to maintain a prudent financial position, as reflected in our A-/A3 credit rating and strong balance sheet. At the end of the fiscal year, we held $824.1 million of cash and cash equivalents and short-term debt investments and $336.9 million of seed capital investments. We have $618.9 million of long-term debt maturing in 2023 and 2027. Our $300 million revolving credit facility was unused during the fiscal year.
•	Corporate culture and employee retention: Eaton Vance continues to maintain a corporate culture that is conducive to high levels of employee retention and long-term business performance. In fiscal 2017, we had no notable departures in senior management, administrative or investment group leadership other than retirements.

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

Use of Compensation Consultants in Determining Executive Compensation

The Committee’s Charter provides the Committee the authority to retain an independent outside executive compensation consulting firm to assist in evaluating our policies and practices regarding executive compensation and provide objective advice regarding the competitive landscape. In fiscal 2017, the Committee relied on third-party executive pay analyses obtained as described below and did not hire an external consultant to assist them in their evaluation of pay practices for our named executive officers.

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

Affiliated Managers Group, Inc.	Legg Mason, Inc.
AllianceBernstein L.P.	MFS Investment Management
Artisan Partners Asset Management Inc.	Nuveen Investments
Franklin Resources, Inc.	Putnam Investments
Invesco Ltd.	T. Rowe Price Group, Inc.
Janus Capital Group, Inc.	Virtus Investment Partners, Inc.

We believe the general business profile of these entities (primarily public companies, or subsidiaries of public companies, with similar lines of business in the asset management industry) make comparisons appropriate. In selecting our peer group, the Board chose companies that have one or more attributes significantly similar to ours, taking into consideration size (as defined by revenue, assets under management and market capitalization), product offerings and distribution channels.

As part of our annual executive compensation review process in October 2017, our CEO reviewed the results of this analysis with the Committee, highlighting market trends identified regarding the types of compensation offered to executive officers, the mix of compensation components and the relationship between company performance and executive pay. In executive session, the Committee reviewed our CEO’s pay in relation to total compensation and the Company’s net income and revenue.

Elements of Executive Compensation

Total compensation for our named executive officers consists of the following elements:

•	Base salary
•	Annual performance-based cash incentive awards
•	Long-term equity incentive awards
•	Long-term cash incentive awards
•	Retirement plan benefits
•	Non-qualified compensation plan benefits
•	Other benefits and perquisites

Base Salary

Base salaries for our named executive officers are intended to provide a fixed level of cash compensation that is appropriate given the executive’s role in the organization. Generally, base salaries are determined by 1) scope of responsibility and complexity of position, 2) performance history, 3) tenure of service, 4) internal equity within the Company’s salary structure, and 5) relative salaries of persons holding similar positions at companies within our designated peer group. In addition to other considerations, base salaries are designed to reward industry knowledge and experience. Base salaries are also reviewed at the time of promotion or significant change in job scope and responsibilities. In October 2016, the Committee made the determination not to increase the fiscal 2017 base salaries of our named executive officers.

Consistent with our desire to have the majority of total compensation paid to named executive officers at risk in the form of incentive compensation, 6 percent of our total current named executive officers’ compensation in fiscal 2017 (as defined in the Summary Compensation Table) was paid in the form of base salaries.

Annual Performance-based Cash Incentive Awards

Our annual performance-based cash incentive awards for named executive officers are designed to advance the interests of the Company and its shareholders by linking the compensation of our senior executives to performance and the achievement of key financial goals in the current fiscal year. Annual performance-based cash incentive awards complement our long-term equity incentive plans and long-term cash incentive plan, which are designed to reward performance over a multi-year period. A substantial portion of our named executive officers’ total compensation is in the form of annual performance-based cash compensation.

We maintain performance-based incentive pools for all eligible employees of the Company and its majority-owned subsidiaries, other than those officers who are compensated under sales-based incentive plans. These pools are calculated each year as a substantially fixed percentage of adjusted operating income, an internally derived non-GAAP performance measure, defined as operating income adjusted to exclude stock-based compensation, expense associated with the performance-based incentive pool, operating results of consolidated funds, non-recurring expenses related to closed-end fund offerings, operating results of consolidated CLO entities, loss on extinguishment of debt and net income attributable to non-controlling and other beneficial interests of majority-owned operating subsidiaries, and adjusted to include the Company’s equity in net income of Hexavest (adjusted operating income). We believe that adjusted operating income is a key indicator of our ongoing profitability and therefore use this measure as the basis for calculating performance-based cash incentives for eligible employees. The performance-based incentive pools represent the funds out of which the executive officers, along with all other eligible employees of the Company and its majority-owned subsidiaries, are paid. The Committee reviews analyses prepared by management annually as to the calculation of the performance-based incentive pools, historical trends, and the allocation of each pool among all employees, including named executive officers.

Annual performance-based incentive awards paid under the Executive Performance-Based Compensation Plan to certain executive officers of Eaton Vance Corp., Eaton Vance Management and Eaton Vance Distributors, Inc. (EVD) are based upon the achievement of a specified performance target for the Company. The performance target is determined at the beginning of each performance period, taking into consideration the performance target of the prior year, forecasted future earnings and the requirements of Section 162(m) of the Internal Revenue Code. Once it is determined that the performance target has been met, the calculation of individual awards under the plan are determined. The Committee is responsible for determining eligibility for participation in the Executive Performance-Based Compensation Plan and will consider, but has no obligation to follow, recommendations from our CEO as to the designation of Executive Performance-Based Compensation Plan participants. The Committee is also responsible for determining the maximum award potential for each participant, the objective performance goal against which performance will be measured, certifying whether the performance goal has been met and, ultimately, the percentage of the award potential to be paid to each participant upon goal achievement. The maximum award potential for each participant is generally set as a percentage of adjusted operating income achieved in excess of the performance target as defined above. Awards made under our Executive Performance-Based Compensation Plan to certain executive officers of Eaton Vance Corp., Eaton Vance Management, and EVD are capped at $10.0 million for each

Executive Performance-Based Compensation Plan participant with respect to each performance period. The actual award paid to a plan participant may consist of all or such portion of the award potential as the Committee in its sole discretion may determine. The Committee does not rely on predetermined formulas or weighted factors in determining whether to reduce the maximum award payable to participants or the extent to which the award should be reduced, but rather considers a number of factors relative to individual and overall Company performance. Historically, the Committee has exercised its discretion to reduce the awards paid to named executive officers and has not granted an incentive award to any named executive officer unless the relevant performance goal has been attained.

In October 2016, the Committee established the performance target for the twelve months ended September 30, 2017, which was the achievement of $130.0 million of adjusted operating income before the performance-based incentive pool. The Committee further established that named executive officers Thomas E. Faust Jr., Laurie G. Hylton, Payson F. Swaffield and Matthew J. Witkos were eligible to earn 5.0 percent, 1.5 percent, 3.5 percent and 3.5 percent, respectively, of pre-incentive pool adjusted operating income in excess of that amount for that twelve-month period.

The Company realized adjusted operating income, before the fiscal 2017 performance-based incentive pool, of $663.8 million for the twelve months ended September 30, 2017, calculated as follows:

Twelve Months Ended
(in millions)	September 30, 2017

Reported operating income	$471.4

Exclude:
Stock-based compensation expense	78.6
Performance-based incentive pool expense	104.7
Consolidated sponsored funds operating results	2.0
Non-recurring closed-end fund offering expenses	3.5
Consolidated CLO entity operating results	0.1
Loss on extinguishment of debt	5.4
Equity in net income of Hexavest	14.4

Include:
Net income attributable to non-controlling and other beneficial interest of majority-owned operating subsidiaries	(16.3)
Adjusted operating income	$663.8

As a result, the maximum award potential for each eligible named executive officer for the twelve months ended September 30, 2017 was calculated as a percentage of $533.8 million, which represents the difference between pre-incentive pool adjusted operating income of $663.8 million and the pre-established performance target of $130.0 million. The maximum award potential by this measure was $10.0 million for each of Messrs. Faust, Swaffield and Witkos and $8.0 million for Ms. Hylton.

Management provided the Board with a report related to the meeting of the pre-established performance targets, which included a description of the agreed-upon procedures performed by the Company’s Director of Internal Audit relating to the calculation of the performance targets and the maximum award potential for each named executive officer under the plan. Based upon that and other information, the Board certified that the pre-established performance targets were met for the purpose of the plan and that the current named executive officers, Mr. Faust, Ms. Hylton, and Messrs. Swaffield and Witkos, were eligible for maximum potential awards under the Executive Performance-Based Compensation Plan. The Committee then granted performance-based cash incentive awards of $4.6 million, $1.4 million, $3.1 million and $2.4 million to Mr. Faust, Ms. Hylton, and Messrs. Swaffield and Witkos, respectively, which were less than the maximum award potential for each named executive officer.

The Committee arrived at its decision to reduce the payments made under the Executive Performance-Based Compensation Plan to amounts that were less than the maximum award potential for each named executive officer after careful consideration of recommendations made by management, an analysis of all payments to be made to named executive officers, competitor information obtained through surveys provided by an independent third-party compensation specialist and an assessment of the Company’s overall success in meeting the goals and objectives set at the beginning of the fiscal year. The reductions, which were not formulaic, reflect the judgment exercised by the Committee in its sole discretion.

In addition to the award made under the Executive Performance-Based Compensation Plan, the Committee granted Ms. Hylton a discretionary bonus of $0.1 million during fiscal 2017, reflecting Ms. Hylton’s individual contributions to the Company during the year.

Mr. Langstraat, as an employee of our majority-owned subsidiary Parametric, is not a participant in the Executive Performance-Based Compensation Plan. In approving Mr. Langstraat’s bonus for fiscal 2017, the Committee considered the financial and business performance of Parametric during the fiscal year, Mr. Faust’s views as to Mr. Langstraat’s individual performance and contributions made during the fiscal year, and comparative compensation information provided by an independent third-party compensation specialist. The Committee granted Mr. Langstraat a discretionary bonus of $4.95 million for the fiscal year ended October 31, 2017, reflecting Parametric’s business performance, as well as Mr. Langstraat’s individual contributions to both Parametric and the Company during the year.

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

Long-term equity incentive awards are granted to employees, including named executive officers, at the regularly scheduled November meeting of the Committee, without regard to the timing of release of material information. The meeting is typically held on the first business day in November. Grants to new officers are generally made at the first Board meeting following the employee’s initial day of employment as detailed in his or her offer of employment. The option exercise price for all option grants is equal to the closing price of the Company’s Non-Voting Common Stock on the date of grant. The enterprise values that serve as the basis for grants of profit units and phantom incentive units under subsidiary long-term equity plans are determined using annual appraisals. Long-term equity incentive awards for named executive officers are determined by the Committee after careful consideration of recommendations of management, an analysis of all payments to be made to each named executive officer, competitor information obtained through surveys provided by an independent third-party compensation specialist and the Company’s success in light of the goals and objectives set at the beginning of the fiscal year. Such consideration includes subjective elements.

On November 1, 2016, the Committee recommended, and our Board approved, grants of options under the 2013 Omnibus Incentive Plan, as amended and restated (the 2013 Plan), to our named executive officers to purchase 1,035,560 shares of Non-Voting Common Stock (446,700, 58,380, 190,960, 212,180 and 127,340 for Mr. Faust, Ms. Hylton, and Messrs. Langstraat, Swaffield and Witkos, respectively), representing 36 percent of all options awarded to employees on that date. The Committee, in determining the amount of each option grant, takes into account both targeted total compensation and targeted cash compensation. In addition, the Committee takes into consideration, among other factors, the existing share ownership of each named executive officer and prior year grant levels. Stock options awarded to our named executive officers are not awarded pursuant to specific performance-based conditions. Also on November 1, 2016, the Committee approved potential future awards to certain of our named executive officers, subject to achieving certain performance conditions, of 159,020 shares of restricted Non-Voting Common Stock (79,940, 13,700, 39,920 and 25,460 for Mr. Faust, Ms. Hylton and Messrs. Swaffield and Witkos, respectively), and also granted 36,300 shares of restricted Non-Voting Common Stock to Mr. Langstraat. These awards represented 13 percent of all restricted stock awards on that date. Restricted stock awards to Mr. Faust, Ms. Hylton and Messrs. Swaffield and Witkos on November 1, 2016 were made with the performance condition that the Company have at least $130.0 million in adjusted operating income in one or more of the following five annual performance periods. These awards were granted on November 1, 2017, based upon the satisfactory attainment of the performance objective for the twelve-month period ended September 30, 2017. Also on November 1, 2016, the Committee approved a grant of 638 phantom incentive units to Mr. Langstraat under the 2016 Parametric Phantom Incentive Plan (the Parametric Phantom Incentive Plan), representing 20 percent of all phantom incentive units granted to Parametric employees on that date.

While our equity-based compensation plans are designed to encourage long-term stock ownership, we do not have specific stock ownership requirements or guidelines for our executive officers.

Long-term Cash Incentive Awards

On October 28, 2015, the Committee recommended, and our Board approved, the Deferred Alpha Incentive Plan (the “Deferred Alpha Plan”). The Deferred Alpha Plan is a long-term cash incentive plan that provides for cash incentive awards to eligible investment professionals for generating above-benchmark returns over a multi-year time frame in designated managed portfolios. The goal of the plan is to align long-term compensation of investment professionals with long-term investment performance. The Committee determines who is eligible to participate in the plan and grants may be made to eligible employees on the first business day in November of any given fiscal year. Investment performance is measured over the three-year period ending on September 30th of the third year following the award date. Upon the satisfactory attainment of the performance objectives, participating employees will receive a cash payment capped at five times the initial award, not to exceed $10 million.

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

Non-qualified Compensation Plan Benefits

Certain of our named executive officers participate in the Company’s unfunded, non-qualified Supplemental Profit Sharing Retirement Plan, which was designed to allow certain key employees to receive profit sharing contributions in excess of the amounts allowed under the Eaton Vance Management Profit Sharing Retirement Plan. Participation in the Supplemental Profit Sharing Retirement Plan has been frozen and is restricted to employees who qualified as participants on November 1, 2002. We did not make any contributions to the plan in fiscal 2017. Participants in the Supplemental Profit Sharing Retirement Plan continue to earn investment returns on their balances commensurate with those earned in the employer-directed portion of the Eaton Vance Profit Sharing and Savings Plan.

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

Neither of the plans described above offer preferential above-market earnings. Additional information about these plans, including aggregate earnings and aggregate balances at the end of fiscal 2017 for each of our named executive officers, is included in the table under the heading “Non-qualified Deferred Compensation for Fiscal 2017.”

Other Benefits and Perquisites

As a general rule, we do not provide significant perquisites or other personal benefits to our named executive officers. Our named executive officers are entitled to participate in benefit programs that entitle them to medical, dental, life (up to $500,000 coverage for basic life insurance paid by the Company and up to an additional $350,000 coverage in supplemental life insurance purchased by the employee) and long-term disability insurance coverage that is available to all our employees. In addition to the benefits available to all our employees, we provide executive health screening services and tax return preparation services to our named executive officers and certain other key employees. Dollar amounts associated with these items are set forth in the “All Other Compensation” column of the Summary Compensation Table and related footnotes.

Our named executive officers are entitled to participate in the Company’s Employee Stock Purchase Plans on the same terms and conditions as other employees. Such plans include: the 2013 Employee Stock Purchase Plan (the Qualified ESPP); the 2013 Nonqualified Employee Stock Purchase Plan (the Nonqualified ESPP); and the 2013 Incentive Compensation Nonqualified Employee Stock Purchase Plan (the Employee Stock Purchase Incentive Plan). The Qualified ESPP and Nonqualified ESPP permit eligible employees to direct up to a maximum of $12,500 per six-month offering period toward the purchase of Eaton Vance Corp. Non-Voting Common Stock at the lower of 90 percent of the market price of the Non-Voting Common Stock at the beginning or at the end of each offering period.

The Employee Stock Purchase Incentive Plan permits employees to direct up to half of their monthly and annual incentive bonuses and commissions toward the purchase of Eaton Vance Corp. Non-Voting Common

Stock on a quarterly basis at the lower of 90 percent of the market price of the Non-Voting Common Stock at the beginning or at the end of each offering period.

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

Our executive compensation plans allow the Company to grant awards that are intended to qualify for this exclusion and permit the full deductibility by the Company of compensation paid to our named executive officers under these plans. The Committee intends to pursue compensation strategies and programs designed to permit the Company to retain federal tax benefits while providing appropriate performance incentives to its executives. However, the Committee will not necessarily, or in all circumstances, limit executive compensation to that which is deductible under Section 162(m) of the Internal Revenue Code and has not adopted a policy requiring it to do so.

Accounting for Stock-Based Compensation

We account for stock-based compensation in accordance with accounting principles generally accepted in the United States of America. As a result, stock-based compensation is measured based on the grant date fair value of the award and recognized over the applicable vesting period.

Employment Agreements and Provisions for Change of Control

Our named executive officers serve at the will of our Board and do not have individual employment, severance or change of control agreements. Significant elements of compensation, notably unvested stock options, restricted stock grants, indirect profit interests granted under the Parametric Portfolio Associates LLC, Long-term Equity Incentive Plan (the Parametric Plan) and phantom incentive units granted under the Parametric Phantom Incentive Plan, are subject to forfeiture in the event that a named executive officer leaves the Company. The Company’s equity incentive plans include provisions that may accelerate the vesting of awards for all plan participants in the event of a change in control of the Company, as defined in the respective plan.

Executive Compensation in Fiscal 2018

In October 2017, the Committee approved fiscal 2018 base salaries for our executive officers, including our named executive officers, resulting in increases of 6 percent and 5 percent for Mr. Faust and Mr. Witkos, respectively. The Committee made the determination not to increase the base salaries of Ms. Hylton and Messrs. Langstraat and Swaffield for fiscal 2018.

In October 2017, the Committee approved the 2018 performance goals pursuant to which performance-based cash incentive awards may be granted under the Company’s Executive Performance-Based Compensation Plan to named executive officers of Eaton Vance Corp., Eaton Vance Management and EVD. These awards will be based on our adjusted operating income before the performance-based incentive pool for the twelve months ending September 30, 2018, calculated in a manner similar to the awards granted for fiscal 2017. Based on the terms of their performance-based cash incentive awards, Mr. Faust, Ms. Hylton and Messrs. Swaffield and Witkos will be eligible to earn 5.0 percent, 1.5 percent, 3.5 percent and 3.5 percent, respectively, of pre-incentive pool adjusted operating income in excess of $149.0 million for the twelve months ending September

30, 2018, subject to a maximum of $10.0 million per person. As an employee of a subsidiary that is organized as a limited liability company and taxed as a partnership, Mr. Langstraat’s compensation is not subject to the restrictions for deductibility under Section 162(m) of the Internal Revenue Code. He is therefore not a participant in the Company’s Executive Performance-Based Compensation Plan. As a result, Mr. Langstraat does not have a 2018 performance goal for non-equity incentive award purposes.

On November 1, 2017, the Committee approved grants of options under the 2013 Plan to our current named executive officers to purchase 609,980 shares of Non-Voting Common Stock (233,440, 34,840, 131,320, 130,720 and 79,660 for Mr. Faust, Ms. Hylton, and Messrs. Langstraat, Swaffield, and Witkos, respectively), representing 36 percent of all options awarded to employees on that date. In determining the amount of each grant, the Committee took into consideration, among other factors, the existing share ownership of each named executive officer and prior year grant levels. Also on November 1, 2017, the Committee approved awards to our named executive officers, subject to achieving certain performance conditions, of 107,380 shares of restricted Non-Voting Common Stock (49,940, 9,640, 29,080 and 18,720 for Mr. Faust, Ms. Hylton, and Messrs. Swaffield and Witkos, respectively), and also granted 29,200 shares of restricted Non-Voting Common Stock to Mr. Langstraat. These awards represented 12 percent of all restricted stock awards on that date. On November 1, 2017, restricted stock awards to Mr. Faust, Ms. Hylton and Messrs. Swaffield and Witkos, were made with the performance-based condition that the Company has at least $149.0 million in adjusted operating income in one or more of the following five annual performance periods. The first performance period for the performance-based restricted stock awards ends on September 30, 2018. Also, on November 1, 2017, the Committee approved a grant of 619 phantom incentive units to Mr. Langstraat under the Parametric Phantom Incentive Plan, representing 18 percent of all phantom incentive units granted to Parametric employees on that date.

Compensation Committee Report

The Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based on their review and discussions with management, the Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Winthrop H. Smith, Jr., Chairman

Ann E. Berman

Leo I. Higdon, Jr.

Richard A. Spillane, Jr.

Summary Compensation Table

The following table summarizes the total compensation paid to or earned by our named executive officers in fiscal 2017, 2016 and 2015, respectively. Our current named executive officers’ aggregate base salaries and cash compensation accounted for approximately 6 percent and 56 percent, respectively, of their total compensation in fiscal 2017, approximately 7 percent and 47 percent, respectively, of their total compensation in fiscal 2016, and 6 percent and 52 percent, respectively, of their total compensation in fiscal 2015. Column for “Change in Pension Value and Non-qualified Deferred Compensation Earnings” does not appear in the following table as it does not pertain to the Company.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)(5)	Total ($)
Thomas E. Faust Jr.
Chairman, Chief	2017	520,000	-	2,536,872	2,789,910	4,713,683	80,038	10,640,503
Executive Officer and	2016	520,000	-	3,042,533	2,740,835	2,734,227	148,472	9,186,067
President	2015	520,000	-	2,439,747	3,454,839	3,627,584	206,106	10,248,276
Laurie G. Hylton	2017	350,000	100,000	401,360	364,618	1,381,087	48,404	2,645,469
Vice President and	2016	350,000	-	498,872	390,083	1,128,515	54,243	2,421,713
Chief Financial Officer	2015	350,000	-	392,797	517,863	1,304,466	55,647	2,620,773
Brian D. Langstraat	2017	400,000	4,950,000	2,394,552	1,192,660	30,837	42,488	9,010,537
Chief Executive Officer	2016	400,000	4,250,000	1,149,853	2,890,692	13,140	48,291	8,751,976
of Parametric	2015	400,000	5,000,000	524,953	1,750,096	3,213	52,305	7,730,567
Payson F. Swaffield
Vice President and	2017	384,000	-	1,277,432	1,325,191	3,200,720	55,250	6,242,593
Chief Income	2016	384,000	-	1,688,661	1,354,737	2,552,217	89,919	6,069,534
Investment Officer	2015	384,000	-	1,408,196	1,891,571	3,015,735	115,943	6,815,445
Matthew J. Witkos
President of Eaton
Vance Distributors, Inc. (6)	2017	315,000	-	777,808	795,315	2,410,653	61,679	4,360,455

(1)	These figures represent discretionary bonuses awarded to Ms. Hylton in fiscal 2017 as Chief Financial Officer of the Company and to Mr. Langstraat in fiscal 2017, 2016 and 2015 as Chief Executive Officer of Parametric. The Company does not have a pre-established performance-based incentive pool for Mr. Langstraat and, as a result, his fiscal 2017, 2016 and 2015 non-equity awards represent discretionary bonuses, which were paid in November 2017, 2016 and 2015, respectively.

(2)	These figures represent the aggregate grant date fair value of restricted stock awards and, for Mr. Langstraat, the grant date fair value of phantom incentive units issued pursuant to the Parametric Phantom Incentive Plan in fiscal 2017 and profit interests granted pursuant to the Parametric Plan in fiscal 2016 and 2015 as discussed on pages 114 and 113, respectively. The grant date fair value of each stock award is calculated using the closing market price of the Company’s Non-Voting Common Stock on the grant date less the par value of the Company’s Non-Voting Common Stock on the grant date. With the exception of the stock awards granted to Mr. Langstraat in fiscal 2017, 2016 and 2015, the amounts related to stock awards represent awards granted upon the satisfactory achievement of certain performance objectives. There were no differences between the approved targeted awards and the ultimate number of shares of restricted Non-Voting Common Stock granted under each Notice and Agreement. The grant date fair value of each phantom incentive unit pursuant to the Parametric Phantom Incentive Plan is based on an annual enterprise valuation of Parametric adjusted to take into consideration that the phantom incentive units do not have rights to receive quarterly cash flow distributions from Parametric or quarterly dividends from the Company.

(3)	These figures represent the aggregate grant date fair value of option awards. The grant date fair value of each option award is calculated using the Black-Scholes option pricing model. For a discussion of the assumptions used in the Black-Scholes option pricing model refer the stock options section on page 110 contained in Note 12 of our Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K.

(4)	These figures represent payments made pursuant to the Company’s Executive Performance-Based Compensation Plan earned in fiscal 2017, 2016 and 2015, which were paid in November 2017, 2016 and 2015, respectively. In fiscal 2018, 2017 and 2016, Mr. Faust elected to have 10 percent of his annual performance-based cash incentive awards for fiscal 2017, 2016 and 2015, respectively, directed to the Employee Stock Purchase Incentive Plan.

In addition, the fiscal 2017 figures include $9,193, $1,576, $4,591 and $2,928 for Mr. Faust, Ms. Hylton and Messrs. Swaffield and Witkos, respectively, representing earnings on the performance-based restricted stock awards equivalent to the dividends that would have been earned had the restricted shares been vested and outstanding during the year. The awards for Mr. Faust, Ms. Hylton and Messrs. Swaffield and Witkos were granted on November 1, 2017, based upon the satisfactory attainment of the performance objectives for the twelve-month period ended September 30, 2017, and the earnings were paid to award recipients in November 2017. The fiscal 2017 figures also include $154,490, $24,511, $30,837, $86,129 and $57,725 for Mr. Faust, Ms. Hylton and Messrs. Langstraat, Swaffield and Witkos, respectively, representing dividends earned on unvested restricted stock awards. The awards vested on November 1, 2017, November 2, 2017 and November 3, 2017 and the dividends were paid in November 2017.

The fiscal 2016 figures include $7,882, $1,247 and $3,969 for Mr. Faust, Ms. Hylton and Mr. Swaffield, respectively, representing earnings on the performance-based restricted stock awards equivalent to the dividends that would have been earned had the restricted shares been vested and outstanding during the year. The awards for Mr. Faust, Ms. Hylton and Mr. Swaffield were granted on November 1, 2016, based upon the satisfactory attainment of the performance objectives for the twelve-month period ended September 30, 2016, and the earnings were paid to award recipients in November 2016. The fiscal 2016 figures also include $86,345, $12,268 and $48,248 for Mr. Faust, Ms. Hylton and Mr. Swaffield, respectively, representing dividends earned on unvested restricted stock awards. The awards vested on November 1, 2016 and November 3, 2016 and the dividends were paid in November 2016. The fiscal 2016 figures also include $13,140 for Mr. Langstraat, representing dividends earned on unvested restricted stock awards. The awards vested on November 1, 2016, November 2, 2016 and November 3, 2016 and the dividends were paid in November 2016.

The fiscal 2015 figures include $8,394, $1,376 and $4,659 for Mr. Faust, Ms. Hylton and Mr. Swaffield, respectively, representing earnings on the performance-based restricted stock awards equivalent to the dividends that would have been earned had the restricted shares been vested and outstanding during the year. The awards for Mr. Faust, Ms. Hylton and Mr. Swaffield were granted on November 3, 2015, based upon the satisfactory attainment of the performance objectives for the twelve-month period ended September 30, 2015, and the earnings were paid to award recipients in November 2015. The fiscal 2015 figures also include $19,190, $3,090 and $11,076 for Mr. Faust, Ms. Hylton and Mr. Swaffield, respectively, representing dividends earned on unvested restricted stock awards. The awards vested on November 3, 2015 and the dividends were paid in November 2015. The fiscal 2015 figures also include $3,213 for Mr. Langstraat, representing dividends earned on unvested restricted stock awards. The awards vested on November 1, 2015 and the dividends were paid in November 2015.

Reference is made to the Grants of Plan-Based Awards Table for the number of shares purchased under the Employee Stock Purchase Incentive Plan for each participant and for each fiscal year presented.

(5)	Set forth below is a breakdown of the amounts included in the column labeled, “All Other Compensation:”

		Profit Sharing Contribution	Savings Plan Contribution	Employee Stock Purchase Plan Discounts	Tax Return Preparation	Other	Total
Name	Year	($)	($)	($)	($)	($)(a)	($)
Thomas E. Faust Jr.	2017	39,750	1,040	5,460	10,775	23,013	80,038
	2016	39,750	1,040	2,516	9,830	95,336	148,472
	2015	39,000	1,040	3,727	4,775	157,564	206,106
Laurie G. Hylton	2017	39,750	1,040	-	5,275	2,339	48,404
	2016	39,750	1,040	-	6,105	7,348	54,243
	2015	39,000	1,040	-	4,775	10,832	55,647
Brian D. Langstraat	2017	39,750	1,040	-	-	1,698	42,488
	2016	39,750	1,040	-	-	7,501	48,291
	2015	39,000	1,040	-	-	12,265	52,305
Payson F. Swaffield	2017	39,750	1,040	-	-	14,460	55,250
	2016	39,750	1,040	-	-	49,129	89,919
	2015	39,000	1,040	-	-	75,903	115,943
Matthew J. Witkos	2017	39,750	1,040	-	11,605	9,284	61,679

(a)	These figures include executive health screening services, relocation fees, dividends paid on unvested restricted shares granted under the 2008 Omnibus Incentive Plan, as amended and restated (the 2008 Plan), and dividends paid on vested restricted shares granted under the 2013 Plan for our named executive officers. In fiscal 2017, Mr. Faust, Ms. Hylton and Messrs. Langstraat, Swaffield and Witkos received dividends paid on restricted shares of $20,261, $2,036, $1,132, $7,704 and $5,984, respectively. In fiscal 2016, Mr. Faust, Ms. Hylton and Messrs. Langstraat and Swaffield received dividends paid on restricted shares of $95,033, $7,045, $7,501 and $48,826. In fiscal 2015, Mr. Faust, Ms. Hylton and Messrs. Langstraat and Swaffield received dividends paid on unvested restricted shares of $157,270, $10,538, $12,265 and $75,609, respectively.

(6)	This table does not reflect compensation paid to or earned by Mr. Witkos for the fiscal years ended October 31, 2015 and 2016, as Mr. Witkos was not a named executive officer during those fiscal years.

Grants of Plan-Based Awards for 2017 Fiscal Year

The following table provides information concerning each award granted in fiscal 2017 to our named executive officers pursuant to the Executive Performance-Based Compensation Plan and other equity compensation.

Grants of Plan-Based Awards for 2017 Fiscal Year
			Estimated Future				Estimated Future
			Payouts Under Non-Equity				Payouts Under Equity
			Incentive Plan Awards				Incentive Plan Awards
Name	Grant Date	Notice and Agreement Date	Threshold ($)	Target ($)		Maximum ($)	Threshold (#)	Target (#)		Maximum (#)
Thomas E. Faust Jr.	11/1/2017	11/1/2016(1)	-	4,550,000	(2)	10,000,000	-	79,940	(3)	-
Laurie G. Hylton	11/1/2017	11/1/2016(1)	-	1,355,000	(2)	8,007,000	-	13,700	(3)	-
Brian D. Langstraat	-	-	-	-		-	-	-		-
Payson F. Swaffield	11/1/2017	11/1/2016(1)	-	3,110,000	(2)	10,000,000	-	39,920	(3)	-
Matthew J. Witkos	11/1/2017	11/1/2016(1)	-	2,350,000	(2)	10,000,000	-	25,460	(3)	-

Grants of Plan-Based Awards for 2017 Fiscal Year (continued)
Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)		All Other Option Awards: Number of Securities Underlying Options (#)		Exercise or Base Price of Option Awards ($/Share)		Grant Date Fair Value of Stock and Option Awards ($)
Thomas E. Faust Jr.	11/1/2016	-		446,700	(4)	34.84		2,789,910
	11/2/2016	73,320	(5)	-		34.60		2,536,872
	11/16/2016	172	(6)	-		34.45		6,904
	2/16/2017	7,481	(6)	-		36.13		324,526
	5/16/2017	160	(6)	-		39.04		7,238
	8/16/2017	153	(6)	-		40.72		7,370
Laurie G. Hylton	11/1/2016	-		58,380	(4)	34.84		364,618
	11/2/2016	11,600	(5)	-		34.60		401,360
Brian D. Langstraat	11/1/2016	-		190,960	(4)	34.84		1,192,660
	11/1/2016	638	(7)	-		1,770.94	(8)	1,129,860
	11/1/2016	36,300	(9)	-		34.84		1,264,692
Payson F. Swaffield	11/1/2016	-		212,180	(4)	34.84		1,325,191
	11/2/2016	36,920	(5)	-		34.60		1,277,432
Matthew J. Witkos	11/1/2016	-		127,340	(4)	34.84		795,315
	11/2/2016	22,480	(5)	-		34.60		777,808

(1)	On November 1, 2016, the Company entered into an agreement with Mr. Faust, Ms. Hylton and Messrs. Swaffield and Witkos, notifying each of these named executive officers of his or her eligibility to receive an award of restricted stock conditioned upon the achievement of certain performance objectives. On November 1, 2017, the Committee certified the achievement of the performance objectives for Mr. Faust, Ms. Hylton and Messrs. Swaffield and Witkos and granted the awards on November 1, 2017.

(2)	Represents target payment based on the attainment of specified performance objectives for the twelve-month period ended September 30, 2017.

(3)	Represents the potential awards of restricted Non-Voting Common Stock upon the attainment of specified performance objectives within the twelve months ended September 30, 2017.

(4)	Reflects the number of stock options granted in fiscal 2017 under the 2013 Plan, which vest 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability, or a change in control of the Company as defined in the plan.

(5)	Reflects the number of restricted stock grants awarded in fiscal 2017 under the 2013 Plan upon the satisfactory achievement of certain performance objectives related to the targeted award amounts set forth in the Notice and Agreement dated November 2, 2015. Awards vest 10% on the date of grant, 15% on the first anniversary, 20% on the second anniversary, 25% on the third anniversary and 30% on the fourth anniversary, subject to accelerated vesting upon death, disability or a change in control of the Company as defined in the plan. There were no differences between the approved targeted awards and the ultimate amount of restricted Non-Voting Common Stock granted on November 2, 2016 upon the Compensation Committee’s confirmation of the attainment of the performance objectives.

(6)	Reflects stock purchased in fiscal 2017 under the Employee Stock Purchase Incentive Plan with the allocated portion of the 2016 performance-based incentive award and the allocated portion of the fiscal 2017 Stock Option Income Deferral Plan distributions. See footnote 4 to the Summary Compensation Table on page 151 for a further description.

(7)	Reflects the number of phantom incentive units granted pursuant to the Parametric Phantom Incentive Plan in fiscal 2017, which vest 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death or disability as defined in the plan. Upon vesting, the phantom incentive units are valued based upon the then enterprise valuation of Parametric and settled in an equivalent value of the Company’s Non-Voting Common Stock.

(8)	Reflects the grant date fair value of Mr. Langstraat’s phantom incentive unit award pursuant to the Parametric Phantom Incentive Plan. See footnote 2 to the Summary Compensation Table on page 150 for a further description.

(9)	Reflects the number of restricted stock grants awarded in fiscal 2017 under the 2013 Plan, which vest 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability, or a change in control of the Company as defined in the plan.

Outstanding Equity Awards at Fiscal Year-End 2017

The following tables reflect outstanding Company stock options and unvested restricted stock held by our named executive officers at October 31, 2017:

Outstanding Equity Awards at Fiscal Year-End 2017
Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)		Option Expiration Date
Thomas E. Faust Jr.	11/3/2008	243,945	-		21.46		11/3/2018
	11/2/2009	209,971	-		27.50		11/2/2019
	11/1/2010	237,921	-		28.69		11/1/2020
	11/1/2011	310,602	-		24.46		11/1/2021
	11/1/2012	180,888	77,524	(2)	28.23		11/1/2022
	11/1/2013	99,567	121,693	(5)	41.90		11/1/2023
	11/3/2014	85,660	256,980	(8)	36.71		11/3/2024
	11/2/2015	35,834	322,506	(11)	36.76		11/2/2025
	11/1/2016	-	446,700	(14)	34.84		11/1/2026
Laurie G. Hylton	11/1/2012	14,601	6,260	(3)	28.23		11/1/2022
	11/1/2013	14,508	17,732	(6)	41.90		11/1/2023
	11/3/2014	12,840	38,520	(9)	36.71		11/3/2024
	11/2/2015	5,100	45,900	(12)	36.76		11/2/2025
	11/1/2016	-	58,380	(15)	34.84		11/1/2026
Brian D. Langstraat	11/3/2008	21,926	-		21.46		11/3/2018
	11/2/2009	17,582	-		27.50		11/2/2019
	11/2/2009	2,900	-		353.77	(1)	11/2/2019
	11/1/2010	17,643	-		28.69		11/1/2020
	11/1/2010	2,024	-		543.32	(1)	11/1/2020
	11/1/2011	20,799	-		24.46		11/1/2021
	11/1/2011	1,821	-		603.91	(1)	11/1/2021
	11/1/2012	11,532	4,943	(2)	28.23		11/1/2022
	11/1/2012	900	385	(4)	856.36	(1)	11/1/2022
	11/1/2013	7,479	9,141	(5)	41.90		11/1/2023
	11/1/2013	245	299	(7)	1,977.65	(1)	11/1/2023
	11/3/2014	13,625	40,875	(8)	36.71		11/3/2024
	11/3/2014	137	410	(10)	2,194.83	(1)	11/3/2024
	11/2/2015	14,902	134,118	(11)	36.76		11/2/2025
	11/2/2015	86	774	(13)	2,035.91	(1)	11/2/2025
	11/1/2016	-	190,960	(14)	34.84		11/1/2026

Outstanding Equity Awards at Fiscal Year-End 2017 (continued)
Option Awards (continued)
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Payson F. Swaffield	11/3/2008	73,154	-		21.46	11/3/2018
	11/2/2009	62,253	-		27.50	11/2/2019
	11/1/2010	85,776	-		28.69	11/1/2020
	11/1/2011	142,741	-		24.46	11/1/2021
	11/1/2012	101,467	43,487	(3)	28.23	11/1/2022
	11/1/2013	56,709	69,311	(6)	41.90	11/1/2023
	11/3/2014	46,900	140,700	(9)	36.71	11/3/2024
	11/2/2015	17,712	159,408	(12)	36.76	11/2/2025
	11/1/2016	-	212,180	(15)	34.84	11/1/2026
Matthew J. Witkos	11/1/2010	30,673	-		28.69	11/1/2020
	11/1/2011	4,088	-		24.46	11/1/2021
	11/1/2012	-	33,411	(3)	28.23	11/1/2022
	11/1/2013	41,292	50,468	(6)	41.90	11/1/2023
	11/3/2014	27,145	81,435	(9)	36.71	11/3/2024
	11/2/2015	10,522	94,698	(12)	36.76	11/2/2025
	11/1/2016	-	127,340	(15)	34.84	11/1/2026

Outstanding Equity Awards at Fiscal Year-End 2017 (continued)
Stock Awards
Name	Grant Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)
Thomas E. Faust Jr.	11/1/2013	24,120	(18)	1,217,336	(17)
	11/3/2014	36,553	(20)	1,844,830	(17)
	11/3/2015	62,025	(23)	3,130,402	(17)
	11/2/2016	65,988	(27)	3,330,414	(17)
Laurie G. Hylton	11/1/2013	2,424	(18)	122,339	(17)
	11/3/2014	5,885	(20)	297,016	(17)
	11/3/2015	10,170	(23)	513,280	(17)
	11/2/2016	10,440	(27)	526,907	(17)
Brian D. Langstraat	11/1/2012	2,022	(16)	102,050	(17)
	11/1/2013	3,355	(19)	169,327	(17)
	11/3/2014	10,725	(21)	541,291	(17)
	11/2/2015	28,152	(22)	1,420,831	(17)
	11/1/2016	36,300	(24)	1,832,061	(17)
	11/1/2016	638	(25)	1,409,125	(26)
Payson F. Swaffield	11/1/2013	13,758	(18)	694,366	(17)
	11/3/2014	21,098	(20)	1,064,816	(17)
	11/3/2015	34,425	(23)	1,737,430	(17)
	11/2/2016	33,228	(27)	1,677,017	(17)
Matthew J. Witkos	11/1/2013	10,692	(18)	539,625	(17)
	11/3/2014	15,543	(20)	784,455	(17)
	11/3/2015	20,355	(23)	1,027,317	(17)
	11/2/2016	20,232	(27)	1,021,109	(17)

Outstanding Equity Awards at Fiscal Year-End 2017 (continued)
Stock Awards (continued)
Name	Performance Award Date	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Rights That Have Not Vested ($)(28)
Thomas E. Faust Jr.	11/1/2016	79,940	(29)	4,034,572
Laurie G. Hylton	11/1/2016	13,700	(29)	691,439
Brian D. Langstraat	-	-		-
Payson F. Swaffield	11/1/2016	39,920	(29)	2,014,762
Matthew J. Witkos	11/1/2016	25,460	(29)	1,284,966

(1)	Reflects the grant date fair value of Mr. Langstraat’s profit unit award pursuant to the Parametric Plan. See footnote 2 to the Summary Compensation Table on page 150 for a further description.

(2)	Amount represents nonqualified options. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability or a change in control of the Company as defined in the plan. The options were granted on November 1, 2012 and the final 30% vested on November 1, 2017.

(3)	Amount represents incentive stock options and nonqualified options. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability or a change in control of the Company as defined in the plan. The options were granted on November 1, 2012 and the final 30% vested on November 1, 2017.

(4)	Amount represents a profit unit award pursuant to the Parametric Plan. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death or disability as defined in the plan. The profit unit award was granted on November 1, 2012 and the final 30% vested on November 1, 2017.

(5)	Amount represents nonqualified options. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability or a change in control of the Company as defined in the plan. The options were granted on November 1, 2013; 25% vested on November 1, 2017 and the final 30% vests on November 1, 2018.

(6)	Amount represents incentive stock options and nonqualified options. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability or a change in control of the Company as defined in the plan. The options were granted on November 1, 2013; 25% vested on November 1, 2017 and the final 30% vests on November 1, 2018.

(7)	Amount represents a profit unit award pursuant to the Parametric Plan. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death or disability as defined in the plan. The profit unit award was granted on November 1, 2013; 25% vested on November 1, 2017 and the final 30% vests on November 1, 2018.

(8)	Amount represents nonqualified options. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability or a change in control of the Company as defined in the plan. The options were granted on November 3, 2014; 20% vested on November 3, 2017, 25% vests on November 3, 2018 and the final 30% vests on November 3, 2019.

(9)	Amount represents incentive stock options and nonqualified options. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability or a change in control of the Company as defined in the plan. The options were granted on November 3, 2014; 20% vested on November 3, 2017, 25% vests on November 3, 2018 and the final 30% vests on November 3, 2019.

(10)	Amount represents a profit unit award pursuant to the Parametric Plan. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death or disability as defined in the plan. The profit unit award was granted on November 3, 2014; 20% vested on November 3, 2017, 25% vests on November 3, 2018 and the final 30% vests on November 3, 2019.

(11)	Amount represents nonqualified options. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability or a change in control of the Company as defined in the plan. The options were granted on November 2, 2015; 15% vested on November 2, 2017, 20% vests on November 2, 2018, 25% vests on November 2, 2019 and the final 30% vests on November 2, 2020.

(12)	Amount represents incentive stock options and nonqualified options. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability or a change in control of the Company as defined in the plan. The options were granted on November 2, 2015; 15% vested on November 2, 2017, 20% vests on November 2, 2018, 25% vests on November 2, 2019 and the final 30% vests on November 2, 2020.

(13)	Amount represents a profit unit award pursuant to the Parametric Plan. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death or disability as defined in the plan. The profit unit award was granted on November 2, 2015; 15% vested on November 2, 2017, 20% vests on November 2, 2018, 25% vests on November 2, 2019 and the final 30% vests on November 2, 2020.

(14)	Amount represents nonqualified options. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability or a change in control of the Company as defined in the plan. The options were granted on November 1, 2016; 10% vested on November 1, 2017, 15% vests on November 1, 2018, 20% vests on November 1, 2019, 25% vests on November 1, 2020 and the final 30% vests on November 2, 2021.

(15)	Amount represents incentive stock options and nonqualified options. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability or a change in control of the Company as defined in the plan. The options were granted on November 1, 2016; 10% vested on November 1, 2017, 15% vests on November 1, 2018, 20% vests on November 1, 2019, 25% vests on November 1, 2020 and the final 30% vests on November 1, 2021.

(16)	Amount represents a restricted stock award. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability or a change in control of the Company as defined in the plan. The restricted stock award was granted on November 1, 2012 and the final 30% vested on November 1, 2017.

(17)	Calculated by multiplying the number of unvested shares of Non-Voting Common Stock by the market value on October 31, 2017.

(18)	Amount represents a performance-based restricted stock award that was approved by the Committee on November 1, 2012 and granted on November 1, 2013 upon Committee certification that required performance objectives had been achieved. The grant vested 10% on the date of grant; 15% vested on the first anniversary, 20% vested on the second anniversary, 25% vested on the third anniversary and the final 30% vested on the fourth anniversary, subject to accelerated vesting upon death, disability or a change in control of the Company as defined in the plan.

(19)	Amount represents a restricted stock award. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability or a change in control of the Company as defined in the plan. The restricted stock award was granted on November 1, 2013; 25% vested on November 1, 2017 and the final 30% vests on November 1, 2018.

(20)	Amount represents a performance-based restricted stock award that was approved by the Committee on November 1, 2013 and granted on November 3, 2014 upon Committee certification that required performance objectives had been achieved. The grant vested 10% on the date of grant; 15% vested on the first anniversary, 20% vested on the second anniversary, 25% vested on the third anniversary and the final 30% vests on the fourth anniversary, subject to accelerated vesting upon death, disability or a change in control of the Company as defined in the plan.

(21)	Amount represents a restricted stock award. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability or a change in control of the Company as defined in the plan. The restricted stock award was granted on November 3, 2014; 20% vested on November 3, 2017, 25% vests on November 3, 2018 and the final 30% vests on November 3, 2019.

(22)	Amount represents a restricted stock award. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability or a change in control of the Company as defined in the plan. The restricted stock award was granted on November 2, 2015; 15% vested on November 2, 2017, 20% vests on November 2, 2018, 25% vests on November 2, 2019 and the final 30% vests on November 2, 2020.

(23)	Amount represents a performance-based restricted stock award that was approved by the Committee on November 3, 2014 and granted on November 3, 2015 upon Committee certification that required performance objectives had been achieved. The grant vested 10% on the date of grant; 15% vested on the first anniversary, 20% vested on the second anniversary, 25% vests on the third anniversary and the final 30% vests on the fourth anniversary, subject to accelerated vesting upon death, disability or a change in control of the Company as defined in the plan.

(24)	Amount represents a restricted stock award. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability or a change in control of the Company as defined in the plan. The restricted stock award was granted on November 1, 2016; 10% vested on November 1, 2017, 15% vests on November 1, 2018, 20% vests on November 1, 2019, 25% vests on November 1, 2020 and the final 30% vests on November 1, 2021.

(25)	Amount represents phantom incentive units awarded pursuant to the Parametric Phantom Incentive Plan. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death or disability as defined in the plan. Upon vesting, the phantom incentive units are valued based upon the then enterprise valuation of Parametric and settled in an equivalent value of the Company’s Non-Voting Common Stock. The phantom incentive unit award was granted on November 1, 2016; 10% vested on November 1, 2017, 15% vests on November 1, 2018, 20% vests on November 1, 2019, 25% vests on November 1, 2020 and the final 30% vests on November 1, 2021.

(26)	Calculated by multiplying the number of unvested phantom incentive units by the per unit enterprise valuation of Parametric adjusted to take into consideration that the phantom incentive units do not have rights to receive quarterly cash flow distributions from Parametric or quarterly dividends from the Company on October 31, 2017.

(27)	Amount represents a performance-based restricted stock award that was approved by the Committee on November 2, 2015 and granted on November 2, 2016 upon Committee certification that required performance objectives had been achieved. The grant vested 10% on the date of grant; 15% vests on the first anniversary, 20% vests on the second anniversary, 25% vests on the third anniversary and the final 30% vests on the fourth anniversary, subject to accelerated vesting upon death, disability or a change in control of the Company as defined in the plan.

(28)	Calculated by multiplying the number of unearned awards of unvested shares of Non-Voting Common Stock by the market value on October 31, 2017.

(29)	Amount represents a performance-based restricted stock award that was approved by the Committee on November 1, 2016 and granted on November 1, 2017 upon Committee certification that required performance objectives had been achieved. The grant vested 10% on the date of grant; 15% vests on the first anniversary, 20% vests on the second anniversary, 25% vests on the third anniversary and the final 30% vests on the fourth anniversary, subject to accelerated vesting upon death, disability or a change in control of the Company as defined in the plan.

Option Exercises and Stock Vested During Fiscal 2017

The following table sets forth certain information regarding stock options exercised by our named executive officers and restricted stock that vested during fiscal 2017.

Option Exercises and Stock Vested During Fiscal 2017
	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($) (1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (2)
Thomas E. Faust Jr.	286,259	684,642	82,277	2,868,626
Laurie G. Hylton	67,173	1,249,049	8,614	300,459
Brian D. Langstraat	25,717	37,581	10,308	358,702
Payson F. Swaffield	75,100	343,585	43,214	1,506,873
Matthew J. Witkos	281,335	4,841,173	33,721	1,175,759

(1)	Calculated as the difference between the market value of the underlying Non-Voting Common Stock at the exercise date of the options and the aggregate exercise price. Actual gains realized on disposition of stock acquired upon exercise depend on the value of the underlying Non-Voting Common Stock on the date the Non-Voting Common Stock is sold.
(2)	Calculated by multiplying the number of vested shares of Non-Voting Common Stock by the market value of the Non-Voting Common Stock on the date of vesting.

Non-qualified Deferred Compensation for Fiscal 2017

The following table sets forth certain information regarding interest and dividend income, investment gains and losses and market appreciation in fiscal 2017 by our named executive officers on their balances in the Company’s non-qualified Supplemental Profit Sharing Retirement Plan and the Stock Option Income Deferral Plan, along with aggregate balances as of October 31, 2017.

Non-qualified Deferred Compensation for Fiscal 2017
Name	Aggregate Earnings in Fiscal 2017 ($) (1)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at October 31, 2017 ($)
Thomas E. Faust Jr.	3,698,841	(249,850)	11,360,723
Laurie G. Hylton	-	-	-
Brian D. Langstraat	-	-	-
Payson F. Swaffield	6,160	-	55,408
Matthew J. Witkos	-	-	-

(1)	Amounts include net investment gains on balances in the non-qualified Supplemental Profit Sharing Retirement Plan for Messrs. Faust and Swaffield of $11,328 and $6,160, respectively. Also included is dividend income earned on balances in the Stock Option Income Deferral Plan for Mr. Faust of $249,850. Additionally, the aggregate earnings include market appreciation of $3,437,663 on balances in the Stock Option Income Deferral Plan for Mr. Faust. Since investment returns in the Supplemental Profit Sharing Retirement Plan and the Stock Option Income Deferral Plan are not above-market or preferential, none of the amounts included in this table are reportable in the Summary Compensation Table. See “Non-qualified Compensation Plan Benefits” above in this Item 11 of this Annual Report on Form 10-K for a further discussion of the Supplemental Profit Sharing Retirement Plan and Stock Option Income Deferral Plan.

Potential Payments upon Termination or Change of Control

The table below shows the estimated incremental value transfer to each of our named executive officers under various scenarios relating to a termination of employment or change of control. The table below assumes such events occurred on October 31, 2017. The actual amounts that would be paid to any named executive officer can only be determined at the time of an actual termination and would vary from those shown below.

Acceleration of Equity Awards
Name	Change of Control ($) (1)	Death/ Disability Benefit ($) (1)
Thomas E. Faust Jr.	27,229,773	27,229,773
Laurie G. Hylton	3,822,549	3,822,549
Brian D. Langstraat	9,639,748	12,793,891
Payson F. Swaffield	14,172,790	14,172,790
Matthew J. Witkos	8,957,355	8,957,355

(1)	Amounts shown represent the market price per share of Eaton Vance Non-Voting Common Stock on October 31, 2017 ($50.47) multiplied by the number of unvested restricted shares each person holds plus the difference between the market price per share of Eaton Vance Non-Voting Common Stock on October 31, 2017 and the exercise price of the in-the-money unvested options held by each person multiplied by the number of shares underlying the unvested in-the-money options held. The death/disability benefit value for Mr. Langstraat also includes the per unit enterprise value of Parametric as of October 31, 2017 less the grant date enterprise value of Parametric as of the grant date multiplied by the number of unvested profit units held by him as well as the per unit enterprise value of Parametric adjusted to take into consideration that the phantom incentive units do not have rights to receive quarterly cash flow distributions from Parametric or quarterly dividends from the Company as of October 31, 2017 multiplied by the number of unvested phantom incentive units held by him.

Change of Control

Unless otherwise determined by the Committee, a change in control of the Company is defined under the 2008 Plan and the 2013 Plan, as:

1)	The acquisition, other than from the Company or with the Company’s interest, by any individual, entity or group of beneficial ownership of 50 percent or more of the combined voting power of the then-outstanding Voting Stock; provided, that any acquisition by the Company or any of its subsidiaries, or any employee benefit plan (or related trust) sponsored or maintained by the Company or any of its subsidiaries shall not constitute a Change in Control;

2)	Approval by the Voting Shareholders of the Company of a reorganization, merger or consolidation (a Business Combination), in each case with respect to which all or substantially all of the individuals and entities who are the respective beneficial owners of Voting Stock immediately prior to such Business Combination will not, following such Business Combination, beneficially own, directly or indirectly, more than 50 percent of, respectively, the then combined voting power of the then outstanding Voting Stock entitled to vote generally in the election of directors of the Company or other entity resulting from the Business Combination in substantially the same proportion as their ownership immediately prior to such Business Combination; or

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

Retirement

Stock options granted on or after October 24, 2012 and restricted stock awards (whenever awarded) do not provide for continued or accelerated vesting upon retirement. All stock option awards that have historically provided for continued vesting (those granted prior to October 24, 2012) are now fully vested. As such, there are no potential future accelerations of equity awards of our named executive officers upon retirement.

Death/Disability

Our long-term equity incentive plans, including the Parametric Plan and the Parametric Phantom Incentive Plan, provide that options, restricted stock, profit unit awards and phantom incentive units become immediately vested and exercisable upon the awardee’s death or termination of service with the Company due to disability within the meaning of Section 22(e)(3) of the Internal Revenue Code, as amended from time to time.

Director Compensation

In fiscal 2017, the Committee engaged an independent consulting firm, Mercer Consulting, to assist in evaluating director compensation to assess the competitiveness of our compensation program for directors relative to companies within our peer group. The analysis provided by Mercer Consulting includes data on total compensation for directors as well as the individual elements of director compensation, including annual retainers, meeting fees and equity awards.

In line with our philosophy regarding executive compensation, it is the Committee’s objective to align the goals of our director compensation with the goals of our shareholders. To that end, a significant portion of our director compensation is paid in the form of equity awards linked to an increase in shareholder value. Each year on the first business day in November, our non-employee directors are each granted options with a Black-Scholes value of $70,000 and a phantom stock award with a value of $70,000. In addition, at the first Board meeting following his or her election, each new non-employee director receives an option grant with a Black-Scholes value of $70,000 and a phantom stock award with a value of $70,000. All options granted to non-employee directors are immediately exercisable. Phantom stock awards vest and settle on the first to occur of the second anniversary of the grant date or the date of the director’s termination. The phantom stock award is settled in a lump sum cash payment equal in value to the number of phantom stock units held by the director multiplied by the current market price per share of the Company’s Non-Voting Common Stock.

During fiscal 2017, the Committee approved a change, effective for fiscal 2018, which will result in 100 percent of non-employee directors’ equity compensation being awarded as phantom stock awards with a value of $140,000. Concurrent with this change, phantom stock awards granted subsequent to November 2017 shall vest and settle on either the date of the non-employee director’s termination from the Board (other than for cause) or on the second anniversary of the award’s grant date, depending on an election made by the non-employee director.

In addition to the equity-based compensation described above, our non-employee directors receive the following cash compensation:

•	An annual fee of $75,000 for service as a director.
•	Meeting fees of $2,500 for attending a Board meeting ($1,750 for participating in a Board meeting via telephone).
•	$1,500 for attending a committee meeting ($1,100 for participating in a committee meeting via telephone).

The Chairs of Board committees, members of the Audit Committee and the lead independent Director receive additional annual retainers as follows:

•	Chair of the Audit Committee: $20,000
•	Chair of the Compensation Committee: $8,500

•	Chair of the Nominating and Governance Committee: $7,500
•	Members of the Audit Committee, excluding the Chair: $5,000
•	Lead independent Director: $25,000

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

The following table sets forth information regarding the compensation earned by our non-employee directors in fiscal 2017.

Director Compensation for Fiscal 2017
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(2)(3)	Total ($)
Ann E. Berman	134,750	74,307	73,554	282,611
Leo I. Higdon, Jr.	131,300	74,307	73,554	279,161
Dorothy E. Puhy	125,350	74,307	73,554	273,211
Winthrop H. Smith, Jr.	128,600	74,307	73,554	276,461
Richard A. Spillane, Jr.	109,600	74,307	73,554	257,461

(1)	These figures represent the grant date fair value, as calculated in accordance with accounting standards, of phantom stock awards granted during fiscal 2017.
(2)	These figures represent the aggregate grant date fair value of options granted during fiscal 2017. The assumptions used in the calculation of these amounts are discussed in footnote 3 of the Summary Compensation Table on page 151.
(3)	As of October 31, 2017, each director had the following number of options (all vested) and phantom stock awards (all unvested) outstanding:

Name	Options	Phantom Stock Awards
Ann E. Berman	15,822	3,648
Leo I. Higdon, Jr.	56,838	3,648
Dorothy E. Puhy	34,690	3,648
Winthrop H. Smith, Jr.	29,010	3,648
Richard A. Spillane, Jr.	55,336	3,648

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Voting Common Stock

All outstanding shares of our Voting Common Stock, $0.00390625 par value (which is the only class of our stock having voting rights) are deposited in a Voting Trust, of which the Voting Trustees were, as of October 31, 2017, Jeffrey P. Beale, Craig R. Brandon, Daniel C. Cataldo, Michael A. Cirami, Cynthia J. Clemson, James H. Evans, Thomas E. Faust Jr., Maureen A. Gemma, Laurie G. Hylton, Brian D. Langstraat, Frederick S. Marius, David C. McCabe, Scott H. Page, Edward J. Perkin, Lewis R. Piantedosi, Charles B. Reed, Craig P. Russ, John L. Shea, Eric A. Stein, Payson F. Swaffield, Michael W. Weilheimer, R. Kelly Williams and Matthew J. Witkos. The Voting Trust has a term that expires on October 31, 2019. Each holder of Voting Common Stock is a Voting Trustee. In as much as the 23 Voting Trustees of the Voting Trust have unrestricted voting rights with respect to the Voting Common Stock (except that the Voting Trust Agreement provides that the Voting Trustees shall not vote such Stock in favor of the sale, mortgage or pledge of all or substantially all of the Company’s assets, any change in the capital structure or powers of the Company in connection with a merger, consolidation, reorganization or dissolution of the Company, the termination of the Voting Trust, the addition of a Voting Trustee, the removal of a Voting Trustee by the other Voting Trustees or the renewal of the term of the Voting Trust without the written consent of the holders of Voting Trust Receipts representing at least a majority of such Stock subject at the time to the Voting Trust Agreement), they may be deemed to be the beneficial owners of all of the Company’s outstanding Voting Common Stock by virtue of Rule 13d-3(a)(1) under the Securities Exchange Act of 1934. The Voting Trust Agreement provides that the Voting Trustees shall act by a majority if there are six or more Voting Trustees; otherwise they shall act unanimously except as otherwise provided in the Voting Trust Agreement. The address of the Voting Trustees is Two International Place, Boston, Massachusetts 02110.

The following table sets forth the beneficial owners at October 31, 2017 of the Voting Trust Receipts issued under said Voting Trust Agreement, which Receipts cover the aggregate of 442,932 shares of the Voting Common Stock then outstanding:

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

Mr. Faust is an officer and Director of the Company and Voting Trustee of the Voting Trust. Mr. Langstraat is an officer of Parametric, Director of the Company and Voting Trustee of the Voting Trust. Ms. Hylton and Messrs. Beale, Cataldo, Marius, Perkin and Swaffield are officers of the Company and Voting Trustees of the Voting Trust. Ms. Clemson, Ms. Gemma and Messrs. Brandon, Cirami, Evans, McCabe, Page, Piantedosi, Reed, Russ, Shea, Stein, Weilheimer, Williams and Witkos are officers of the Company or its subsidiaries and Voting Trustees of the Voting

Trust. No transfer of any kind of the Voting Trust Receipts issued under the Voting Trust may be made at any time unless they have first been offered to the Company at book value. In the event of the death or termination of employment with the Company or a subsidiary of a holder of the Voting Trust Receipts, the shares represented by such Voting Trust Receipts must be offered to the Company at book value. Similar restrictions exist with respect to the Voting Common Stock, all shares of which are deposited and held of record in the Voting Trust.

Non-Voting Common Stock

The Articles of Incorporation of the Company provide that our Non-Voting Common Stock, $0.00390625 par value, shall have no voting rights under any circumstances whatsoever. As of October 31, 2017, the executive officers and Directors of the Company, as a group, beneficially owned 8,151,641 shares of such Non-Voting Common Stock (including, as noted, options exercisable within 60 days of October 31, 2017 to purchase such stock and shares held in the trust of the Stock Option Income Deferral Plan for an executive officer), or 6.7 percent of the 121,770,412 total shares and share equivalents of Non-Voting Common Stock then outstanding (consisting of 118,077,872 shares outstanding plus 3,469,460 shares subject to options exercisable within 60 days of October 31, 2017 held by executive officers and Directors and 223,080 shares held in the trust of the Stock Option Income Deferral Plan for an executive officer), based upon information furnished by the officers and Directors.

The following table sets forth the beneficial ownership of our Non-Voting Common Stock as of October 31, 2017, including options exercisable within 60 days of October 31, 2017 to purchase such stock, by, (i) each of the named executive officers of the Company (as defined in Item 11, “Executive Compensation,” of this Annual Report on Form 10-K), (ii) each Director of the Company and (iii) all current named executive officers and Directors as a group (investment power being sole unless otherwise indicated):

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)(2)		Percent of Class(3)

Non-Voting Common Stock	Thomas E. Faust Jr.	4,686,015	(4)(5)	3.90%

Non-Voting Common Stock	Payson F. Swaffield	1,406,533		1.18%

Non-Voting Common Stock	Matthew J. Witkos	426,029		*

Non-Voting Common Stock	Laurie G. Hylton	301,314	(6)	*

Non-Voting Common Stock	Brian D. Langstraat	290,132		*

Non-Voting Common Stock	Leo I. Higdon, Jr.	61,599		*

Non-Voting Common Stock	Richard A. Spillane, Jr.	55,336		*

Non-Voting Common Stock	Dorothy E. Puhy	52,339		*

Non-Voting Common Stock	Winthrop H. Smith, Jr.	38,010		*

Non-Voting Common Stock	Ann E. Berman	15,822		*

All current executive officers and Directors as a group (13 individuals)		8,151,641		6.69%

*	Percentage of class owned is less than 1 percent
(1)	Based solely upon information furnished by the individuals.
(2)	Includes shares subject to options exercisable within 60 days granted to, but not exercised by, each executive officer and Director above.

(3)	Based on 118,077,872 outstanding shares plus options exercisable within 60 days of 1,704,176 for Mr. Faust, 747,010 for Mr. Swaffield, 220,304 for Mr. Witkos, 186,953 for Mr. Langstraat, 85,129 for Ms. Hylton, 56,838 for Mr. Higdon, 55,336 for Mr. Spillane, 34,690 for Ms. Puhy, 29,010 for Mr. Smith, and 15,822 for Ms. Berman. The denominator for Mr. Faust also includes 223,080 shares held in the trust of the Stock Option Income Deferral Plan for Mr. Faust.

(4)	Includes 12,400 shares held by or on behalf of Mr. Faust’s children.
(5)	Includes 223,080 shares held in the trust of the Stock Option Income Deferral Plan for Mr. Faust.
(6)	Includes 9,080 shares held by or on behalf of Ms. Hylton’s children.

Changes in Control

There are no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information concerning our equity compensation plans at October 31, 2017:

Equity Compensation Plan Information
(c)
Number of
	(a)	(b)	Securities
	Number of	Weighted-	Remaining Available
	Securities	Average	for Future Issuance
	to be Issued upon	Exercise Price	under Equity
	the Exercise of	of Outstanding	Compensation Plans
	Outstanding	Options,	(excluding
	Options, Warrants	Warrants and	securities reflected
Plan category	and Rights(1)	Rights	in column (a))(2)
Equity compensation plans approved by security holders	17,586,987	$32.63	9,441,811
Equity compensation plans not approved by security holders	-	-	-
Total	17,586,987	$32.63	9,441,811

(1)	The amount appearing under the “Number of securities to be issued upon the exercise of outstanding options, warrants and rights” represents 17,586,987 shares related to our 2013 Omnibus Incentive Plan and predecessor plans.
(2)	The amount appearing under “Number of securities remaining available for future issuance under equity compensation plans” includes 214,093 shares related to our 2013 Employee Stock Purchase Plan, 65,449 shares related to our 2013 Nonqualified Employee Stock Purchase Plan, 186,133 shares related to our 2013 Incentive Compensation Nonqualified Employee Stock Purchase Plan and 8,976,136 shares related to our 2013 Omnibus Incentive Plan, which provides for the issuance of stock options, restricted stock and phantom stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

We have established an Employee Loan Program under which a program maximum of $20.0 million is available for loans to our officers (other than executive officers) and other key employees to finance their exercise of options to acquire shares of our Non-Voting Common Stock. Loans are written for a seven-year period, are at varying fixed interest rates (currently ranging from 0.9 percent to 2.9 percent), are payable in annual installments commencing with the third year in which the loan is outstanding, and are collateralized by the stock issued upon exercise of the option. We ceased making new loans under a previous loan program to our executive officers and our Directors in conformity with a federal law effective July 30, 2002. All loans under the program must be made on or before October 31, 2018. Loans outstanding under our program totaled $11.1 million at October 31, 2017.

During the year ended October 31, 2017, the Company did not at any time have any executive officers who were indebted to the Company under an employee loan program.

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

Director Independence

As of October 31, 2017, our Board of Directors consisted of Thomas E. Faust Jr., Chairman, Chief Executive Officer and President of the Company, Brian D. Langstraat, Chief Executive Officer of Parametric, and the following independent Directors, as defined under applicable NYSE listing standards: Ann E. Berman, Leo I. Higdon, Jr., Dorothy E. Puhy, Winthrop H. Smith, Jr. and Richard A. Spillane, Jr. Our Board of Directors has determined that each member of the Audit, Compensation, and Nominating and Governance Committees meets the standards of independence under the governance guidelines and applicable NYSE listing standards, including the requirement that each member is free of any relationship that would interfere with his or her individual exercise of independent judgment.

Item 14. Principal Accountant Fees and Services

Audit and Non-Audit Fees

The following table presents fees for the professional audit services rendered by Deloitte & Touche LLP for the integrated audit of our annual financial statements for the years ended October 31, 2017 and 2016 and fees billed for other services rendered by Deloitte & Touche LLP during those periods.

Year Ended October 31,	2017	2016

Audit fees (1)	$3,676,706	$3,262,414
Audit-related fees (2)	139,400	136,000
Tax fees (3)	255,708	236,650
All other fees (4)	645,170	494,425
Total	$4,716,984	$4,129,489

(1)	Audit fees include fees billed for the audits of the Company’s annual financial statements and internal control over financial reporting, audits of the Company’s consolidated sponsored funds, review of the financial statements included in Form 10-Q filings and services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)	Audit-related fees consist primarily of fees billed for a security count audit, the audits of employee benefit plans and an attestation on internal control over compliance.

(3)	Tax fees consist of the aggregate fees billed for tax compliance, tax advice and tax planning for the Company (domestic and international) and tax return preparation for the Company’s consolidated sponsored funds.

(4)	All other fees include $631,670 and $482,425 of fees billed in fiscal 2017 and 2016, respectively, related to audit and tax services provided to collective investment trusts and unit investment trusts managed by the Company. All other fees also include subscription fees of $13,500 and $12,000 for the Deloitte Accounting Research Tool in fiscal 2017 and 2016, respectively.

The Eaton Vance Corp. Audit Committee or the Eaton Vance Funds Audit Committee (collectively, our Audit Committees) review all audit, audit-related, tax and all other fees at least annually. Our Audit Committees pre-approved all audit, audit-related, tax and other services in fiscal 2017 and 2016. Our Audit Committees have concluded that the provision of the services listed above is compatible with maintaining the independence of Deloitte & Touche LLP.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Exhibits and Financial Statement Schedules

The consolidated financial statements of Eaton Vance Corp. and Report of Independent Registered Public Accounting Firm are included under Item 8 of this Annual Report on Form 10-K. No financial statement schedules are required.

The list of exhibits required by Item 601 of Regulation S-K is set forth below.

EXHIBIT INDEX

Each Exhibit is listed in this index according to the number assigned to it in the exhibit table set forth in Item 601 of Regulation S-K. The following Exhibits are filed as a part of this Report or incorporated herein by reference pursuant to Rule 12b-32 under the Securities Exchange Act of 1934:

Exhibit No.	Description

2.1	Copy of the Unit Purchase Agreement, dated as of July 25, 2001, among Eaton Vance Acquisitions, a Massachusetts Business Trust, and Fox Asset Management, Inc., a New Jersey corporation, and Messrs. J. Peter Skirkanich, James P. O’Mealia, George C. Pierdes, John R. Sampson and Phillip R. Sloan has been filed as Exhibit 2.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2001, (S.E.C. File No. 1-8100) and is incorporated herein by reference.

2.2	Copy of the Amendment No. 1 of the Unit Purchase Agreement, dated as of July 25, 2001, among Eaton Vance Acquisitions, a Massachusetts Business Trust, Saucon I, Inc., a New Jersey corporation formerly named Fox Asset Management, Inc., Saucon III, a Delaware limited liability company, Saucon IV, a Delaware limited liability company, and Messrs. J. Peter Skirkanich, James P. O’Mealia, George C. Pierdes, John R. Sampson and Phillip R. Sloan has been filed as Exhibit 2.2 to the Form 8-K/A filed on October 19, 2001, (S.E.C. File No. 1-8100) and is incorporated herein by reference.

2.3	Copy of the Unit Purchase Agreement, dated as of August 2, 2001, among Eaton Vance Acquisitions, a Massachusetts Business Trust, Atlanta Capital Management Company, LLC, and each of Daniel W. Boone III, Gregory L. Coleman, Jerry D. Devore, William Hackney, III, Marilyn Robinson Irvin, Dallas L. Lundy, Walter F. Reames, Jr. and Christopher A. Reynolds has been filed as Exhibit 2.3 to the Form 8-K/A filed on October 19, 2001, (S.E.C. File No. 1-8100) and is incorporated herein by reference.

2.4	Copy of the Stock Purchase Agreement, dated as of June 4, 2003, among Eaton Vance Acquisitions, a Massachusetts Business Trust, and PPA Acquisition, LLC, a Delaware limited liability company, PPA Acquisition Corp., a Delaware corporation doing business under the name of “Parametric Portfolio Associates” and Brian Langstraat and David Stein has been filed as Exhibit 2.4 to the Annual Report on Form 10-K for the fiscal year ended October 31, 2003, (S.E.C. File No. 1-8100) and is incorporated herein by reference.

2.5	Copy of the First Amendment to the Stock Purchase Agreement, dated as of September 10, 2003, among Eaton Vance Acquisitions, a Massachusetts Business Trust, and PPA Acquisition, LLC, a Delaware limited liability company, PPA Acquisition Corp., a Delaware corporation doing business under the name of “Parametric Portfolio Associates” and Brian Langstraat and David Stein has been filed as Exhibit 2.5 to the Annual Report on Form 10-K for the fiscal year ended October 31, 2003, (S.E.C. File No. 1-8100) and is incorporated herein by reference.

2.6	Copy of the Second Amendment to the Stock Purchase Agreement, dated as of September 10, 2003, among Eaton Vance Acquisitions, a Massachusetts Business Trust, and PPA Acquisition, LLC, a Delaware limited liability company, PPA Acquisition Corp., a Delaware corporation doing business under the name of “Parametric Portfolio Associates” and Brian Langstraat and David Stein has been filed as Exhibit 2.6 to the Annual Report on Form 10-K for the fiscal year ended October 31, 2003, (S.E.C. File No. 1-8100) and is incorporated herein by reference.

Exhibit No.	Description

2.7	Copy of the Purchase Agreement, dated as of November 10, 2008, by and among M.D. Sass Tax Advantaged Bond Strategies, L.L.C., a Delaware limited liability company, M.D. Sass Investors Services, Inc., a Delaware corporation, 1185 Advisors, L.L.C., a Delaware limited liability company, James H. Evans, and Eaton Vance Management, a Massachusetts business trust and wholly-owned subsidiary of the Registrant, has been filed as Exhibit 10.1 to the Form 8-K filed November 12, 2008, (S.E.C. File No. 1-8100) and is incorporated herein by reference.

2.8	Copy of the Share Purchase Agreement, dated as of June 15, 2012, by and among Hexavest Inc., its shareholders, 9264-7064 Québec Inc. and Eaton Vance Management Canada Ltd. filed as Exhibit 2.1 to the Form 8-K of the Company on June 20, 2012 (S.E.C. file No. 1-8100) and is incorporated herein by reference.

3.1	The Company’s Amended Articles of Incorporation, as amended, are filed as Exhibit 3.1 to the Company’s registration statement on Form S-3 dated June 14, 2013, filed pursuant to the Securities Act of 1933 (S.E.C. File No. 333-189309) and are incorporated herein by reference.

3.2	The Company’s By-Laws, as amended, are filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed January 18, 2006 (S.E.C. File No. 1-8100) and are incorporated herein by reference.

4.1	The rights of the holders of the Company’s Common Stock, par value $0.00390625 per share, and Non-Voting Common Stock, par value $0.00390625 per share, are described in the Company’s Amended Articles of Incorporation (particularly Articles Sixth, Seventh and Ninth thereof) and the Company’s By-Laws (particularly Article II thereof). See Exhibits 3.1 and 3.2 above as incorporated herein by reference.

9.1	Copy of the Voting Trust Agreement made as of October 30, 1997 has been filed as Exhibit 9.1 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 1997, (S.E.C. File No. 1-8100) and is incorporated herein by reference.

9.2	Copy of the resolutions of the Voting Trustees of the Voting Trust amending the Voting Trust Agreement, dated October 11, 2000 has been filed as Exhibit 9.2 as part of Amendment No. 1 to the Annual Report on Form 10-K/A of the Company for the fiscal year ended October 31, 2006, (S.E.C. File No. 1-8100) and are incorporated herein by reference.

9.3	Copy of the resolutions of the Voting Trustees of the Voting Trust amending the Voting Trust Agreement, dated October 1, 2003 has been filed as Exhibit 9.3 as part of Amendment No. 1 to the Annual Report on Form 10-K/A of the Company for the fiscal year ended October 31, 2006, (S.E.C. File No. 1-8100) and are incorporated herein by reference.

9.4	Copy of the resolutions of the Voting Trustees of the Voting Trust amending the Voting Trust Agreement, dated October 10, 2006 has been filed as Exhibit 9.4 as part of Amendment No. 1 to the Annual Report on Form 10-K/A of the Company for the fiscal year ended October 31, 2006, (S.E.C. File No. 1-8100) and are incorporated herein by reference.

9.5	Copy of the resolutions of the Voting Trustees of the Voting Trust amending the Voting Trust Agreement has been filed as Exhibit 9.5 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 2010, (S.E.C. File No 1-8100) and are incorporated herein by reference.

Exhibit No.	Description

9.6	Copy of the resolutions of the Voting Trustees of the Voting Trust dated October 4, 2013 amending the Voting Trust Agreement has been filed as Exhibit 9.6 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 2013 (S.E.C. File No 1-8100) and are incorporated herein by reference.

9.7	Copy of the resolutions of the Voting Trustees of the Voting Trust dated October 26, 2016 amending the Voting Trust Agreement has been filed as Exhibit 9.7 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 2016 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.1	Copy of the Eaton Vance Corp. Supplemental Profit Sharing Plan adopted by the Company’s Directors on October 9, 1996, has been filed as Exhibit 10.12 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 1996, (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.2	Copy of the Eaton Vance Corp. 1998 Stock Option Plan as adopted by the Eaton Vance Corp. Board of Directors on July 9, 1998 has been filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company for the fiscal quarter ended July 31, 1998 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.3	Copy of the Eaton Vance Corp. Executive Performance-Based Compensation Plan as adopted by the Eaton Vance Corp. Board of Directors on July 9, 1998 has been filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q of the Company for the fiscal quarter ended July 31, 1998 (S.E.C. File No. 1-8100), and is incorporated herein by reference. †

10.4	Copy of the 1998 Executive Loan Program, as amended, relating to financing or refinancing the exercise of options by key directors, officers, and employees adopted by the Eaton Vance Corp. Directors on October 15, 1998 has been filed as Exhibit 10.4 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 2007, (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.5	Copy of the Eaton Vance Corp. 1999 Restricted Stock Plan as adopted by the Eaton Vance Corp. Board of Directors on October 13, 1999 has been filed as Exhibit 10.22 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 1999 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.6	Copy of Amendment No. 1 to the Eaton Vance Corp. Executive Performance-Based Compensation Plan as adopted by the Eaton Vance Corp. Board of Directors on October 11, 2000 has been filed as Exhibit 10.16 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 2000 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.7	Copy of the restated Eaton Vance Corp. Supplemental Profit Sharing Plan as adopted by the Eaton Vance Corp. Board of Directors on October 11, 2000 has been filed as Exhibit 10.17 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 2000 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.8	Copy of the Eaton Vance Corp. Stock Option Income Deferral Plan as adopted by the Eaton Vance Corp. Board of Directors on April 18, 2001 has been filed as Exhibit 10.1 to the Quarterly Report

Exhibit No.	Description

on Form 10-Q of the Company for the fiscal quarter ended April 30, 2001, (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.9	Copy of the Eaton Vance Corp. 1986 Employee Stock Purchase Plan – Restatement No. 9 as adopted by the Eaton Vance Corp. Board of Directors on July 11, 2001 has been filed as Exhibit 10.19 to the Quarterly Report on Form 10-Q of the Company for the fiscal quarter ended July 31, 2001, (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.10	Copy of the Eaton Vance Corp. 1992 Incentive Plan – Stock Alternative – Restatement No. 5 as adopted by the Eaton Vance Corp. Board of Directors on July 11, 2001 has been filed as Exhibit 10.20 to the Quarterly Report on Form 10-Q of the Company for the fiscal quarter ended July 31, 2001, (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.11	Copy of the Eaton Vance Corp. 1998 Stock Option Plan – Restatement No. 3 as adopted by the Eaton Vance Corp. Board of Directors on December 12, 2001 has been filed as Exhibit 10.22 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 2001, (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.12	Copy of the Eaton Vance Employee Loan Program (formerly called the Eaton Vance Corp. 1998 Executive Loan Program) relating to financing or refinancing the exercise of options by employees revised by the Eaton Vance Corp. Board of Directors on July 9, 2003 has been filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company for the quarter ended July 31, 2003 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.13	Copy of the Eaton Vance Corp. 1998 Stock Option Plan – Restatement No. 4 as adopted by the Eaton Vance Corp. Board of Directors on October 20, 2004 has been filed as Exhibit 10.15 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 2004 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.14	Copy of the Eaton Vance Corp. 1998 Stock Option Plan – Restatement No. 5 as adopted by the Eaton Vance Corp. Board of Directors on December 15, 2004 has been filed as Exhibit 10.17 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 2004 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.15	Copy of the Eaton Vance Corp. 1986 Employee Stock Purchase Plan – Restatement No. 10 as adopted by the Eaton Vance Corp. Board of Directors on December 15, 2004 has been filed as Exhibit 10.18 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 2004 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.16	Copy of the Eaton Vance Corp. 1992 Incentive Plan – Stock Alternative – Restatement No. 6 as adopted by the Eaton Vance Corp. Board of Directors on December 15, 2004 has been filed as Exhibit 10.19 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 2004 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.17	Copy of the Eaton Vance Corp. 1999 Restricted Stock Plan – Restatement No. 1 as adopted by the Eaton Vance Corp. Board of Directors on December 15, 2004 has been filed as Exhibit 10.20 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 2004 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

Exhibit No.	Description

10.18	Copy of the Eaton Vance Corp. 1998 Stock Option Plan – Restatement No. 8 as adopted by the Eaton Vance Corp. Board of Directors on October 25, 2006 has been filed as Exhibit 10.19 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 2006 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.19	Copy of the Eaton Vance Corp. 1986 Employee Stock Purchase Plan – Restatement No. 11 as adopted by the Eaton Vance Corp. Board of Directors on October 25, 2006 has been filed as Exhibit 10.20 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 2006 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.20	Copy of the Eaton Vance Corp. 2007 Stock Option Plan as adopted by the Eaton Vance Corp. Board of Directors on October 24, 2007 has been filed as Exhibit 10.1 to the Current Report on Form 8-K of the Company on October 29, 2007 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.21	Copy of the Eaton Vance Corp. 2008 Omnibus Incentive Plan as adopted by the Eaton Vance Corp. Board of Directors on October 30, 2008 has been filed as Exhibit 10.1 to the Current Report on Form 8-K of the Company on November 3, 2008 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.22	Copy of the Eaton Vance Corp. 2008 Omnibus Incentive Plan as adopted by the Eaton Vance Corp. Board of Directors on October 30, 2008 has been filed as Exhibit 10.1 as part of the Current Report on Form 8-K/A of the Company on December 4, 2008 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.23	Copy of the Eaton Vance Corp. 2008 Omnibus Incentive Plan as amended and restated by the Eaton Vance Corp. Board of Directors on January 7, 2009 has been filed as Exhibit 10.1 to the Current Report on Form 8-K/A of the Company on January 12, 2009 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.24	Copy of the Eaton Vance Corp. 2008 Omnibus Incentive Plan Restatement No. 2 as approved by the Eaton Vance Corp. Board of Directors on October 21, 2009 and the Voting Shareholders on October 23, 2009 has been filed as Exhibit 10.1 to the Current Report on Form 8-K of the Company on October 29, 2009 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.25	Copy of the 2009 Amendment to the Eaton Vance Corp. 2007 Stock Option Plan as approved by the Eaton Vance Corp. Board of Directors on October 21, 2009 and the Voting Shareholders on October 23, 2009 has been filed as Exhibit 10.2 to the Current Report on Form 8-K of the Company on October 29, 2009 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.26	Copy of the Eaton Vance Corp. Annual Performance Incentive Plan for Non-Covered Employees as approved by the Eaton Vance Corp. Board of Directors on October 21, 2009 and the Voting Shareholders on October 23, 2009 has been filed as Exhibit 10.3 to the Current Report on Form 8-K of the Company on October 29, 2009 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.27	Copy of the 2010 Amendment to the Eaton Vance Employee Loan Program (formerly called the Eaton Vance Corp. 1998 Executive Loan Program) as approved by the Eaton Vance Corp. Board of Directors and the Voting Shareholders on October 26, 2010 has been filed as Exhibit 10.28 to the

Exhibit No.	Description

Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 2010 (S.E.C File No. 1-8100) and is incorporated herein by reference.†

10.28	Copy of the Eaton Vance Corp. 1986 Employee Stock Purchase Plan – Restatement No. 12 as approved by the Eaton Vance Corp. Board of Directors and the Voting Shareholders on October 26, 2010 has been filed as Exhibit 10.29 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 2010 (S.E.C File No. 1-8100) and is incorporated herein by reference. †

10.29	Copy of the Eaton Vance Corp. 2008 Omnibus Incentive Plan Restatement No. 3 as approved by the Eaton Vance Corp. Board of Directors and the Voting Shareholders on October 26, 2010 has been filed as Exhibit 10.1 to the Current Report on Form 8-K of the Company on December 16, 2010 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.30	Copy of the 2010 Amendment to the Eaton Vance Corp. Annual Performance Incentive Plan for Non-Covered Employees as approved by the Eaton Vance Corp. Board of Directors and Voting Shareholders on October 26, 2010 has been filed as Exhibit 10.31 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 2010 (S.E.C File No. 1-8100) and is incorporated herein by reference. †

10.31	Copy of the Eaton Vance Corp. 2008 Omnibus Incentive Plan Restatement No. 4 as approved by the Eaton Vance Corp. Board of Directors and the Voting Shareholders on October 26, 2011 has been filed as Exhibit 10.1 to the Current Report on Form 8-K of the Company on October 31, 2011 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.32	Copy of the Eaton Vance Corp. Executive Performance-Based Compensation Plan Restatement No. 2 as approved by the Eaton Vance Corp. Board of Directors and the Voting Shareholders on October 26, 2011 has been filed as Exhibit 10.2 to the Current Report on Form 8-K of the Company on October 31, 2011 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.33	Copy of the Credit Agreement, dated June 4, 2012, between Eaton Vance Corp. as borrower, and JP Morgan Chase Bank N.A., as administrative agent, J.P. Morgan Securities LLC as sole lead arranger and sole bookmaker and Eaton Vance Management (wholly-owned subsidiary of Eaton Vance Corp.) as guarantor and the lenders, filed as Exhibit 10.1 to the Current Report on Form 8-K of the Company on June 4, 2012 (S.E.C. File No. 1-8100) and is incorporated herein by reference.†

10.34	Copy of the Eaton Vance Corp. 2008 Omnibus Incentive Plan Restatement No. 5 as approved by the Eaton Vance Corp. Board of Directors and the Voting Shareholders on October 24, 2012 has been filed as Exhibit 10.1 to the Current Report on Form 8-K of the Company on October 26, 2012 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.35	Copy of the 2013 Eaton Vance Employee Loan Program – Restatement No. 2 (formerly called the Eaton Vance Corp. 1998 Executive Loan Program) as approved by the Eaton Vance Corp. Board of Directors on April 10, 2013 has been filed as Exhibit 10.35 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 2013 (S.E.C. File No 1-8100) and is incorporated herein by reference. †

10.36	Copy of the Eaton Vance Corp. 2013 Employee Stock Purchase Plan as approved by the Eaton Vance Corp. Board of Directors on October 3, 2013 and the Voting Shareholders on October 4,

Exhibit No.	Description

2013 has been filed as Exhibit 10.1 to the Current Report on Form 8-K on October 9, 2013 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.37	Copy of the Eaton Vance Corp. 2013 Nonqualified Employee Stock Purchase Plan as approved by the Eaton Vance Corp. Board of Directors on October 3, 2013 and the Voting Shareholders on October 4, 2013 has been filed as Exhibit 10.2 to the Current Report on Form 8-K on October 9, 2013 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.38	Copy of the Eaton Vance Corp. 2013 Incentive Compensation Nonqualified Employee Stock Purchase Plan as approved by the Eaton Vance Corp. Board of Directors on October 3, 2013 and the Voting Shareholders on October 4, 2013 has been filed as Exhibit 10.3 to the Current Report on Form 8-K on October 9, 2013 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.39	Copy of the Eaton Vance Corp. Executive Performance-Based Compensation Plan Restatement No. 3 as approved by the Board of Directors and Voting Shareholders on October 17, 2013 has been filed as Exhibit 10.1 to the Current Report on Form 8-K on October 21, 2013 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.40	Copy of the Eaton Vance Corp. 2013 Omnibus Incentive Plan as approved by the Eaton Vance Corp. Board of Directors and the Voting Shareholders on October 23, 2013 has been filed as Exhibit 99.1 to the Current Report on Form 8-K/A on November 6, 2013 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.41	Copy of the Credit Agreement, dated October 21, 2014, between Eaton Vance Corp. as borrower and Wells Fargo Bank, National Association as administrative agent and Eaton Vance Management (wholly-owned subsidiary of Eaton Vance Corp.) as guarantor and the lenders has been filed as Exhibit 10.1 to the Current Report on Form 8-K on October 23, 2014 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.42	Copy of the Eaton Vance Employee Loan Program – Restatement No. 3 (formerly called the Eaton Vance Corp. 1998 Executive Loan Program) as approved by the Eaton Vance Corp. Board of Directors on October 29, 2014 has been filed as Exhibit 10.42 to the Annual Report on Form 10-K of the Company for the fiscal year ended, October 31, 2014 (S.E.C. File No 1-8100) and is incorporated herein by reference. †

10.43	Copy of the Parametric Portfolio Associates LLC, Long-term Equity Incentive Plan has been filed as Exhibit 10.43 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 2014 (S.E.C. File No 1-8100) and is incorporated herein by reference. †

10.44	Copy of the Eaton Vance Corp. 2013 Omnibus Incentive Plan, as amended and restated, approved by the Eaton Vance Corp. Board of Directors on October 28, 2015 and the Voting Shareholders on October 30, 2015 has been filed as Exhibit 10.1 to the Current Report on Form 8-K on November 3, 2015 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.45	Copy of the Eaton Vance Corp. 2013 Nonqualified Employee Stock Purchase Plan, as amended and restated, approved by the Eaton Vance Corp. Board of Directors on October 28, 2015 and the Voting Shareholders on October 30, 2015 has been filed as Exhibit 10.2 to the Current Report on Form 8-K on November 3, 2015 (S.E.C. File No. 1-8100) and is incorporated herein by reference.†

Exhibit No.	Description

10.46	Copy of the Eaton Vance Corp. 2013 Incentive Compensation Nonqualified Employee Stock Purchase Plan, as amended and restated, approved by the Eaton Vance Corp. Board of Directors on October 28, 2015 and the Voting Shareholders on October 30, 2015 has been filed as Exhibit 10.3 to the Current Report on Form 8-K on November 3, 2015 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.47	Copy of the Parametric Portfolio Associates LLC, Long-term Equity Incentive Plan, as amended and restated, approved by the Eaton Vance Corp. Board of Directors on October 28, 2015 and the Voting Shareholders on October 30, 2015 has been filed as Exhibit 10.4 to the Current Report on Form 8-K on November 3, 2015 (S.E.C. File No. 1-8100) and is incorporated herein by reference.†

10.48	Copy of the Eaton Vance Corp. Deferred Alpha Incentive Plan, approved by the Eaton Vance Corp. Board of Directors on October 28, 2015 and the Voting Shareholders on October 30, 2015 has been filed as Exhibit 10.5 to the Current Report on Form 8-K on November 3, 2015 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.49	Copy of the Eaton Vance Corp. 2013 Omnibus Incentive Plan, as amended and restated, approved by the Eaton Vance Corp. Board of Directors and the Voting Shareholders on October 26, 2016 has been filed as Exhibit 10.1 to the Current Report on Form 8-K on October 31, 2016 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.50	Copy of the 2016 Parametric Phantom Incentive Plan, approved by the Eaton Vance Corp. Board of Directors and the Voting Shareholders on October 26, 2016 has been filed as Exhibit 10.2 to the Current Report on Form 8-K on October 31, 2016 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.51	Copy of the Eaton Vance Corp. 2013 Omnibus Incentive Plan, as amended and restated, approved by the Eaton Vance Corp. Board of Directors and the Voting Shareholders on October 25, 2017 has been filed as Exhibit 10.1 to the Current Report on Form 8-K on October 27, 2017 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.52	Copy of the Eaton Vance Corp. 2013 Employee Stock Purchase Plan, as amended and restated, approved by the Eaton Vance Corp. Board of Directors and the Voting Shareholders on October 25, 2017 has been filed as Exhibit 10.2 to the Current Report on Form 8-K on October 27, 2017 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.53	Copy of the Eaton Vance Corp. Deferred Alpha Incentive Plan, approved by the Eaton Vance Corp. Board of Directors and the Voting Shareholders on October 25, 2017 has been filed as Exhibit 10.3 to the Current Report on From 8-K on October 27, 017 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

21.1	List of the Company’s Subsidiaries as of October 31, 2017 (filed herewith).

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit No.	Description

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

99.1	List of Eaton Vance Corp. Open Registration Statements (filed herewith).

101

Materials from the Eaton Vance Corp. Annual Report on Form 10-K for the year ended October 31, 2017, formatted in Extensible Business Reporting Language (XBRL):  (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) related Notes to the Consolidated Financial Statements, tagged in detail (filed herewith).

†	Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Eaton Vance Corp. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EATON VANCE CORP.

/s/ Thomas E. Faust Jr.
Thomas E. Faust Jr.
Chairman, Chief Executive Officer
and President

December 20, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Eaton Vance Corp. and in the capacities and on the dates indicated:

/s/ Thomas E. Faust Jr.	Chairman, Chief Executive	December 20, 2017
Thomas E. Faust Jr.	Officer and President

/s/ Laurie G. Hylton	Chief Financial Officer	December 20, 2017
Laurie G. Hylton

/s/ Julie E. Rozen	Chief Accounting Officer	December 20, 2017
Julie E. Rozen

/s/ Ann E. Berman	Director	December 20, 2017
Ann E. Berman

/s/ Leo I. Higdon, Jr.	Director	December 20, 2017
Leo I. Higdon, Jr.

/s/ Brian D. Langstraat	Director	December 20, 2017
Brian D. Langstraat

/s/ Dorothy E. Puhy	Director	December 20, 2017
Dorothy E. Puhy

/s/ Richard A. Spillane, Jr.	Director	December 20, 2017
Richard A. Spillane, Jr.

/s/ Winthrop H. Smith, Jr.	Director	December 20, 2017
Winthrop H. Smith, Jr.

