Form 10-Q
period 2018-01-31
EATON VANCE CORP
filed 2018-03-09
CIK 350797

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended January 31, 2018

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Outstanding as of January 31, 2018
Non-Voting Common Stock, $0.00390625 par value	120,070,801 shares
Voting Common Stock, $0.00390625 par value	442,932 shares

Eaton Vance Corp.

Form 10-Q

As of January 31, 2018 and for the

Three Month Period Ended January 31, 2018

Part I - Financial Information

Item 1. Consolidated Financial Statements

Eaton Vance Corp.

Consolidated Balance Sheets (unaudited)

	January 31,	October 31,
(in thousands)	2018	2017
Assets
Cash and cash equivalents	$533,316	$610,555
Management fees and other receivables	213,477	200,453
Investments	1,029,738	898,192
Assets of consolidated collateralized loan obligation (CLO) entity:
Cash	454	-
Bank loan investments	76,554	31,348
Other assets	5,183	-
Deferred sales commissions	39,908	36,423
Deferred income taxes	37,052	67,100
Equipment and leasehold improvements, net	49,692	48,989
Intangible assets, net	87,573	89,812
Goodwill	259,681	259,681
Loan to affiliate	5,000	5,000
Other assets	59,381	83,348
Total assets	$2,397,009	$2,330,901

See notes to Consolidated Financial Statements.

Eaton Vance Corp.

Consolidated Balance Sheets (unaudited) (continued)

	January 31,	October 31,
(in thousands, except share data)	2018	2017
Liabilities, Temporary Equity and Permanent Equity
Liabilities:
Accrued compensation	$79,016	$207,330
Accounts payable and accrued expenses	73,671	68,115
Dividend payable	44,411	44,634
Debt	619,052	618,843
Liabilities of consolidated CLO entity:
Line of credit	36,534	12,598
Other liabilities	25,283	-
Other liabilities	114,439	116,298
Total liabilities	992,406	1,067,818

Commitments and contingencies (Note 17)

Temporary Equity:
Redeemable non-controlling interests	304,449	250,823
Permanent Equity:
Voting Common Stock, par value $0.00390625 per share:
Authorized, 1,280,000 shares Issued and outstanding, 442,932 and 442,932 shares, respectively	2	2
Non-Voting Common Stock, par value $0.00390625 per share:
Authorized, 190,720,000 shares Issued and outstanding, 120,070,801 and 118,077,872 shares, respectively	469	461
Additional paid-in capital	182,502	148,284
Notes receivable from stock option exercises	(10,518)	(11,112)
Accumulated other comprehensive loss	(34,694)	(47,474)
Retained earnings	961,492	921,235
Total Eaton Vance Corp. shareholders' equity	1,099,253	1,011,396
Non-redeemable non-controlling interests	901	864
Total permanent equity	1,100,154	1,012,260
Total liabilities, temporary equity and permanent equity	$2,397,009	$2,330,901

See notes to Consolidated Financial Statements.

Eaton Vance Corp.

Consolidated Statements of Income (unaudited)

	Three Months Ended
	January 31,
(in thousands, except per share data)	2018	2017
Revenue:
Management fees	$366,367	$304,653
Distribution and underwriter fees	20,493	18,959
Service fees	30,844	28,911
Other revenue	3,708	2,436
Total revenue	421,412	354,959
Expenses:
Compensation and related costs	155,048	135,135
Distribution expense	35,640	31,117
Service fee expense	28,562	26,927
Amortization of deferred sales commissions	4,277	3,854
Fund-related expenses	14,846	10,875
Other expenses	47,239	41,615
Total expenses	285,612	249,523
Operating income	135,800	105,436
Non-operating income (expense):
Gains and other investment income, net	2,598	494
Interest expense	(5,907)	(7,347)
Other income (expense) of consolidated CLO entity:
Gains and other investment income, net	1,717	-
Interest expense	(94)	-
Total non-operating expense	(1,686)	(6,853)
Income before income taxes and equity in net income of affiliates	134,114	98,583
Income taxes	(48,617)	(36,748)
Equity in net income of affiliates, net of tax	3,014	2,506
Net income	88,511	64,341
Net income attributable to non-controlling and other beneficial interests	(10,455)	(3,630)
Net income attributable to Eaton Vance Corp. shareholders	$78,056	$60,711
Earnings per share:
Basic	$0.68	$0.55
Diluted	$0.63	$0.53
Weighted average shares outstanding:
Basic	115,282	110,267
Diluted	123,941	114,671
Dividends declared per share	$0.31	$0.28

See notes to Consolidated Financial Statements.

Eaton Vance Corp.

Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended
	January 31,
(in thousands)	2018	2017
Net income	$88,511	$64,341
Other comprehensive income (loss):
Amortization of net gains (losses) on cash flow hedges, net of tax	(25)	4
Unrealized gains on available-for-sale investments and reclassification adjustments, net of tax	720	327
Foreign currency translation adjustments, net of tax	12,085	5,797
Other comprehensive income, net of tax	12,780	6,128
Total comprehensive income	101,291	70,469
Comprehensive income attributable to non-controlling and other beneficial interests	(10,455)	(3,630)
Total comprehensive income attributable to Eaton Vance Corp. shareholders	$90,836	$66,839

See notes to Consolidated Financial Statements.

Eaton Vance Corp.

Consolidated Statements of Shareholders' Equity (unaudited)

	Permanent Equity								Temporary Equity
(in thousands)	Voting Common Stock	Non-Voting Common Stock	Additional Paid-In Capital	Notes Receivable from Stock Option Exercises	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non- Redeemable Non- Controlling Interests	Total Permanent Equity	Redeemable Non- Controlling Interests
Balance, November 1, 2017	$2	$461	$148,284	$(11,112)	$(47,474)	$921,235	$864	$1,012,260	$250,823
Cumulative effect adjustment upon adoption of new accounting standard (ASU 2016-09)	-	-	675	-	-	(523)	-	152	-
Net income	-	-	-	-	-	78,056	742	78,798	9,713
Other comprehensive income	-	-	-	-	12,780	-	-	12,780	-
Dividends declared ($0.31 per share)	-	-	-	-	-	(37,276)	-	(37,276)	-
Issuance of Non-Voting Common Stock:
On exercise of stock options	-	6	42,690	(393)	-	-	-	42,303	-
Under employee stock purchase plans	-	-	1,549	-	-	-	-	1,549	-
Under employee stock purchase incentive plan	-	-	427	-	-	-	-	427	-
Under restricted stock plan, net of forfeitures	-	5	-	-	-	-	-	5	-
Stock-based compensation	-	-	23,729	-	-	-	-	23,729	-
Tax benefit of non-controlling interest repurchases	-	-	2,118	-	-	-	-	2,118	-
Repurchase of Non-Voting Common Stock	-	(3)	(36,340)	-	-	-	-	(36,343)	-
Principal repayments on notes receivable from stock option exercises	-	-	-	987	-	-	-	987	-
Net subscriptions (redemptions/distributions) of non-controlling interest holders	-	-	-	-	-	-	(739)	(739)	52,244
Net consolidations (deconsolidations) of sponsored investment funds and CLO entities	-	-	-	-	-	-	-	-	(488)
Reclass to temporary equity	-	-	-	-	-	-	34	34	(34)
Purchase of non-controlling interests	-	-	-	-	-	-	-	-	(8,439)
Changes in redemption value of non-controlling interests redeemable at fair value	-	-	(630)	-	-	-	-	(630)	630
Balance, January 31, 2018	$2	$469	$182,502	$(10,518)	$(34,694)	$961,492	$901	$1,100,154	$304,449

See notes to Consolidated Financial Statements.

Eaton Vance Corp.

Consolidated Statements of Shareholders' Equity (unaudited) (continued)

	Permanent Equity								Temporary Equity
(in thousands)	Voting Common Stock	Non-Voting Common Stock	Additional Paid-In Capital	Notes Receivable from Stock Option Exercises	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non- Redeemable Non- Controlling Interests	Total Permanent Equity	Redeemable Non- Controlling Interests
Balance, November 1, 2016	$2	$444	$-	$(12,074)	$(57,583)	$773,000	$786	$704,575	$109,028
Net income	-	-	-	-	-	60,711	892	61,603	2,738
Other comprehensive income	-	-	-	-	6,128	-	-	6,128	-
Dividends declared ($0.28 per share)	-	-	-	-	-	(32,260)	-	(32,260)	-
Issuance of Non-Voting Common Stock:
On exercise of stock options	-	3	26,215	(330)	-	-	-	25,888	-
Under employee stock purchase plans	-	-	1,516	-	-	-	-	1,516	-
Under employee stock purchase incentive plan	-	-	324	-	-	-	-	324	-
Under restricted stock plan, net of forfeitures	-	6	-	-	-	-	-	6	-
Stock-based compensation	-	-	20,178	-	-	-	-	20,178	-
Tax benefit of stock option exercises and vesting of restricted stock awards	-	-	4,858	-	-	-	-	4,858	-
Tax benefit of non-controlling interest repurchases	-	-	3,659	-	-	-	-	3,659	-
Repurchase of Non-Voting Common Stock	-	(5)	(53,596)	-	-	-	-	(53,601)	-
Principal repayments on notes receivable from stock option exercises	-	-	-	2,263	-	-	-	2,263	-
Net subscriptions (redemptions/distributions) of non-controlling interest holders	-	-	-	-	-	-	(874)	(874)	44,152
Reclass to temporary equity	-	-	-	-	-	-	(64)	(64)	64
Purchase of non-controlling interests	-	-	-	-	-	-	-	-	(6,941)
Changes in redemption value of non-controlling interests redeemable at fair value	-	-	(377)	-	-	-	-	(377)	377
Balance, January 31, 2017	$2	$448	$2,777	$(10,141)	$(51,455)	$801,451	$740	$743,822	$149,418

See notes to Consolidated Financial Statements.

Eaton Vance Corp.

Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended
	January 31,
(in thousands)	2018	2017

Cash Flows From Operating Activities:
Net income	$88,511	$64,341
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	5,272	4,494
Amortization of deferred sales commissions	4,277	3,855
Stock-based compensation	23,730	20,178
Deferred income taxes	30,820	11,101
Net (gains) losses on investments and derivatives	(977)	3,935
Loss on write-off of Hexavest option	6,523	-
Equity in net income of affiliates, net of amortization	(3,014)	(2,506)
Dividends received from affiliates	2,875	2,905
Consolidated CLO entity's operating activities:
Net gains on bank loan investments	(894)	-
Net decrease in other assets and liabilities, including cash	(613)	-
Changes in operating assets and liabilities:
Management fees and other receivables	(12,915)	(124)
Investments in trading securities	(93,285)	(113,213)
Deferred sales commissions	(7,764)	(8,174)
Other assets	15,837	11,356
Accrued compensation	(128,582)	(108,269)
Accounts payable and accrued expenses	4,742	7,515
Other liabilities	5,460	69,256
Net cash used for operating activities	(59,997)	(33,350)

Cash Flows From Investing Activities:
Additions to equipment and leasehold improvements	(2,594)	(2,435)
Net cash paid in acquisition	-	(52,016)
Proceeds from sale of investments	-	4,102
Purchase of investments	(20,326)	(32)
Consolidated CLO entity's investing activities:
Proceeds from sales of bank loan investments	13,921	-
Purchase of bank loan investments	(37,973)	-
Net cash used for investing activities	(46,972)	(50,381)

See notes to Consolidated Financial Statements.

Eaton Vance Corp.

Consolidated Statements of Cash Flows (unaudited) (continued)

	Three Months Ended
	January 31,
(in thousands)	2018	2017

Cash Flows From Financing Activities:
Purchase of additional non-controlling interest	(20,818)	(9,451)
Proceeds from issuance of Non-Voting Common Stock	44,284	27,734
Repurchase of Non-Voting Common Stock	(36,343)	(53,601)
Principal repayments on notes receivable from stock option exercises	987	2,263
Dividends paid	(37,499)	(31,749)
Net subscriptions received from (redemptions/distributions paid to) non-controlling interest holders	51,461	43,424
Consolidated CLO entity's financing activities:
Proceeds from line of credit	23,936	-
Net cash provided by (used for) financing activities	26,008	(21,380)
Effect of currency rate changes on cash and cash equivalents	3,722	1,050
Net decrease in cash and cash equivalents	(77,239)	(104,061)
Cash and cash equivalents, beginning of period	610,555	424,174
Cash and cash equivalents, end of period	$533,316	$320,113

Supplemental Cash Flow Information:
Cash paid for interest	$5,985	$5,988
Cash paid for interest by consolidated CLO entity	77	-
Cash paid for income taxes, net of refunds	13,841	4,321

Supplemental Disclosure of Non-Cash Information:
Increase in equipment and leasehold improvements due to non-cash additions	$746	$275
Exercise of stock options through issuance of notes receivable	393	331
Increase in non-controlling interest due to net consolidation (deconsolidation) of sponsored investment funds	61,441	29,969
Decrease in bank loan investments of consolidated CLO entity due to unsettled sales	(5,023)	-
Increase in bank loan investments of consolidated CLO entity due to unsettled purchases	25,284	-

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

Adoption of new accounting standard

In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update, Improvements to Employee Share-Based Payment Accounting (ASU 2016-09), which simplifies certain aspects of the accounting for share-based payment transactions. The Company adopted ASU 2016-09 as of November 1, 2017. One of the impacts of adoption is that excess tax benefits or tax deficiencies related to the exercise of stock options and vesting of restricted stock awards are no longer recognized in additional paid-in capital but rather as an income tax benefit or income tax expense in the period of vesting or settlement. This provision requires a prospective approach to adoption. The Company recognized an excess tax benefit of $11.9 million for the three months ended January 31, 2018 attributable to the exercise of stock options and vesting of restricted stock awards in conjunction with the adoption of this ASU.

This guidance also requires that the excess tax benefits or tax deficiencies described above be classified as an operating cash flow within the Consolidated Statements of Cash Flows as opposed to a financing cash flow, as previously reported. The Company elected to use a retrospective approach to the adoption of this provision. As a result, the excess tax benefit of $5.7 million recognized for the three months ended January 31, 2017 was reclassified out of financing activities and into operating activities.

Finally, the guidance allows companies to elect to continue to account for forfeitures using an estimate or instead to elect to account for forfeitures as they occur. Upon adoption, the Company elected to account for forfeitures as they occur and adopted this provision using the modified retrospective approach. Therefore, upon adoption, the Company recognized a $0.5 million cumulative effect adjustment (reduction) to retained earnings, net of related income tax effects, to reflect the timing difference of when forfeitures are recognized in the measurement of stock-based compensation cost.

The Company’s accounting policy related to stock-based compensation has been amended to reflect the adoption of this new accounting standard and is summarized below.

Stock-based compensation

The Company accounts for stock-based compensation expense at fair value. Under the fair value method, stock-based compensation expense, which reflects the fair value of stock-based awards measured at grant date, is recognized on a straight-line basis over the relevant service period (generally five years) and is adjusted each period for forfeitures as they occur.

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

The tax effect of the difference, if any, between the cumulative compensation expense recognized for a stock-based award for financial reporting purposes and the deduction for such award for tax purposes is recognized as income tax expense (for tax deficiencies) or benefit (for excess tax benefits) in the Company’s Consolidated Statements of Income in the period in which the tax deduction arises (generally in the period of vesting or settlement of a stock-based award, as applicable) and are reflected as an operating activity on the Company’s Consolidated Statements of Cash Flows. Shares of non-voting common stock withheld for tax withholding purposes upon the vesting of restricted share awards are reflected as a financing activity in the Company’s Consolidated Statements of Cash Flows.

2.	Consolidated Sponsored Funds

The following table sets forth the balances related to consolidated sponsored funds at January 31, 2018 and October 31, 2017, as well as the Company’s net interest in these funds:

(in thousands)	January 31, 2018	October 31, 2017
Investments	$500,766	$401,726
Other assets	11,838	13,537
Other liabilities	(54,240)	(50,314)
Redeemable non-controlling interests	(215,502)	(154,061)
Interest in consolidated sponsored funds	$242,862	$210,888

3.	Investments

The following is a summary of investments at January 31, 2018 and October 31, 2017:

(in thousands)	January 31, 2018	October 31, 2017
Investment securities, trading:
Short-term debt securities	$207,450	$213,537
Consolidated sponsored funds	500,766	401,726
Separately managed accounts	103,050	93,113
Total investment securities, trading	811,266	708,376
Investment securities, available-for-sale	23,447	22,465
Investments in non-consolidated CLO entities	23,860	3,609
Investments in equity method investees	152,324	144,911
Investments, other	18,841	18,831
Total investments(1)	$1,029,738	$898,192

(1)	Excludes bank loan investments held by a consolidated warehouse-stage CLO entity, which is discussed in Note 5.

Investment securities, trading

The following is a summary of the fair value of investments classified as trading at January 31, 2018 and October 31, 2017:

(in thousands)	January 31, 2018	October 31, 2017
Short-term debt securities	$207,450	$213,537
Other debt securities	400,792	313,351
Equity securities	203,024	181,488
Total investment securities, trading	$811,266	$708,376

The Company recognized gains related to trading securities still held at the reporting date of $7.3 million and $2.3 million for the three months ended January 31, 2018 and 2017, respectively, within gains and other investment income, net, on the Company’s Consolidated Statements of Income.

Investment securities, available-for-sale

The following is a summary of the gross unrealized gains and losses included in accumulated other comprehensive income (loss) related to securities classified as available-for-sale at January 31, 2018 and October 31, 2017:

January 31, 2018		Gross Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
Investment securities, available-for-sale	$15,776	$7,688	$(17)	$23,447

October 31, 2017		Gross Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
Investment securities, available-for-sale	$15,755	$6,718	$(8)	$22,465

Net unrealized holding gains on investment securities classified as available-for-sale included in other comprehensive income on the Company’s Consolidated Statements of Comprehensive Income were $1.0 million and $0.5 million for the three months ended January 31, 2018 and 2017, respectively.

The Company did not recognize any impairment losses on investment securities classified as available-for-sale for the three months ended January 31, 2018 or 2017.

The aggregate fair value of available-for-sale investments in an unrealized loss position at January 31, 2018 was $0.1 million; unrealized losses related to these investments totaled $17,000. No investment with a gross unrealized loss has been in a loss position for greater than one year.

The following is a summary of the Company’s realized gains and losses recognized upon disposition of investments classified as available-for-sale for the three months ended January 31, 2018 and 2017:

	Three Months Ended
	January 31,
(in thousands)	2018	2017
Gains	$5	$203
Losses	-	-
Net realized gains	$5	$203

Investments in equity method investees

The Company has a 49 percent interest in Hexavest Inc. (Hexavest), a Montreal, Canada-based investment adviser. The carrying value of this investment was $149.1 million and $142.0 million at January 31, 2018 and October 31, 2017, respectively. At January 31, 2018, the Company’s investment in Hexavest consisted of $6.7 million of equity in the net assets of Hexavest, definite-lived intangible assets of $24.4 million and goodwill of $124.6 million, net of a deferred tax liability of $6.6 million. At October 31, 2017, the Company’s investment in Hexavest consisted of $6.1 million of equity in the net assets of Hexavest, definite-lived intangible assets of $23.7 million and goodwill of $118.6 million, net of a deferred tax liability of $6.4 million. The investment is denominated in Canadian dollars and is subject to foreign currency translation adjustments, which are recorded in accumulated other comprehensive income (loss). The year-to-date change in the carrying value of goodwill is entirely attributable to such foreign currency translation adjustments.

The Company also has a seven percent equity interest in a private equity partnership managed by a third party that invests in companies in the financial services industry. The Company’s investment in the partnership was $3.2 million and $2.9 million at January 31, 2018 and October 31, 2017, respectively.

The Company did not recognize any impairment losses related to its investments in equity method investees during the three months ended January 31, 2018 or 2017.

During both the three months ended January 31, 2018 and 2017, the Company received dividends of $2.9 million from its investments in equity method investees.

Investments, other

Investments, other, which totaled $18.8 million at both January 31, 2018 and October 31, 2017, consists of certain investments carried at cost.

During the year ended October 31, 2016, the Company participated as lead investor in an equity financing in SigFig, an independent San Francisco-based wealth management technology firm. The carrying value of Company’s investment in SigFig was $17.0 million at both January 31, 2018 and October 31, 2017.

4.	Derivative Financial Instruments

Derivative financial instruments designated as cash flow hedges

In April 2017, the Company issued $300.0 million in aggregate principal amount of 3.5 percent ten-year senior notes due April 6, 2027 (2027 Senior Notes). The Company entered into a Treasury lock transaction with a notional amount of $125.0 million and concurrently designated the Treasury lock as a cash flow hedge of its exposure to variability in the forecasted semi-annual interest payments on $125.0 million of principal outstanding on the 2027 Senior Notes. The benchmark U.S. Treasury rate declined from the time the Treasury lock was entered into until the time the 2027 Senior Notes were priced, and the Treasury lock was net settled for cash at a loss of $0.7 million. The Treasury lock was determined to be a highly effective cash flow hedge and the entire $0.7 million loss, net of the associated deferred tax benefit of $0.3 million, was recorded in other comprehensive income (loss), net of tax. The Company reclassified $17,000 of this deferred loss into interest expense during the three months ended January 31, 2018 and will reclassify the remaining $0.6 million of unamortized loss as of January 31, 2018 to earnings as a component of interest expense over the remaining term of the debt. During the next twelve months, the Company expects to reclassify approximately $68,000 of the loss into interest expense.

In fiscal 2013, the Company entered into a forward-starting interest rate swap in connection with the offering of its 3.625 percent unsecured senior notes due June 15, 2023 (2023 Senior Notes) and recorded the unamortized gain on the swap in other comprehensive income (loss), net of tax. The Company reclassified $50,000 of the deferred gain into interest expense during both the three months ended January 31, 2018 and 2017 and will reclassify the remaining $1.1 million of unamortized gain as of January 31, 2018 to earnings as a component of interest expense over the remaining term of the debt. During the next twelve months, the Company expects to reclassify approximately $0.2 million of the gain into interest expense.

Other derivative financial instruments not designated for hedge accounting

The Company utilizes stock index futures contracts, total return swap contracts, foreign exchange contracts, commodity futures contracts, currency futures contracts and interest rate futures contracts to hedge the market and currency risks associated with its investments in certain consolidated seed investments.

The Company was a party to the following derivative financial instruments at January 31, 2018 and October 31, 2017:

	January 31, 2018		October 31, 2017
	Number of Contracts	Notional Value (in millions)	Number of Contracts	Notional Value (in millions)
Stock index futures contracts	1,287	$119.1	1,470	$118.1
Total return swap contracts	6	$106.5	2	$50.2
Foreign exchange contracts	38	$30.9	31	$28.1
Commodity futures contracts	178	$9.2	213	$10.2
Currency futures contracts	127	$14.3	131	$14.5
Interest rate futures contracts	141	$28.8	134	$25.6

The Company has not designated any of these derivative contracts as hedging instruments for accounting purposes. The derivative contracts outstanding and the notional values they represent at January 31, 2018 and October 31, 2017 are representative of derivative balances throughout each respective period.

The Company has not elected to offset fair value amounts related to derivative instruments executed with the same counterparty under master netting arrangements; as a result, the Company records all derivative financial instruments as either other assets or other liabilities, gross, on its Consolidated Balance Sheets and measures them at fair value. The following tables present the fair value of derivative financial instruments not designated for hedge accounting, and how they are reflected in the Company’s Consolidated Financial Statements as of January 31, 2018 and October 31, 2017:

	January 31, 2018		October 31, 2017
(in thousands)	Other Assets	Other Liabilities	Other Assets	Other Liabilities
Stock index futures contracts	$308	$7,731	$330	$3,021
Total return swap contracts	-	1,195	-	570
Foreign exchange contracts	222	1,075	650	60
Commodity futures contracts	66	88	63	120
Currency futures contracts	274	498	327	178
Interest rate futures contracts	277	182	48	226
Total	$1,147	$10,769	$1,418	$4,175

Changes in the fair value of derivative contracts are recognized in gains (losses) and other investment income, net (see Note 12). The Company recognized the following net gains (losses) on derivative financial instruments for the three months ended January 31, 2018 and 2017:

	Three Months Ended
	January 31,
(in thousands)	2018	2017
Stock index futures contracts	$(7,656)	$(5,933)
Total return swap contracts	(625)	(964)
Foreign exchange contracts	(899)	(27)
Commodity futures contracts	(403)	-
Interest rate futures contracts	84	-
Currency futures contracts	(86)	-
Net realized gains (losses)	$(9,585)	$(6,924)

In addition to the derivative contracts described above, certain consolidated seed investments may utilize derivative financial instruments within their portfolios in pursuit of their stated investment objectives.

5.	Variable Interest Entities

Investments in VIEs that are consolidated

Consolidated sponsored funds

The Company invests in investment companies that meet the definition of a VIE. Disclosure regarding such consolidated sponsored funds is included in Note 2.

Consolidated CLO entities

As of January 31, 2018 and October 31, 2017, the Company deems itself to be the primary beneficiary of one non-recourse CLO entity, namely, Eaton Vance CLO 2017-1 (CLO 2017-1), a warehousing phase CLO entity.

Eaton Vance CLO 2017-1 (CLO 2017-1)

The Company established CLO 2017-1 on August 24, 2017. CLO 2017-1 is in the warehousing phase as of January 31, 2018 and October 31, 2017. The Company contributed $18.8 million into CLO 2017-1 at the inception of the entity and concurrently entered into a credit facility agreement with a third-party lender that provided CLO 2017-1 with a $160.0 million non-recourse revolving line of credit. At January 31, 2018 and October 31, 2017, $36.5 million and $12.6 million, respectively, was outstanding under the revolving line of credit. As collateral manager, the Company has the unilateral ability to liquidate CLO 2017-1 without cause (a “substantive kick-out right” under the accounting guidance), which provides it with the power to direct the activities that most significantly impact the economic performance of the entity. The Company’s $18.8 million capital contribution to CLO 2017-1 serves as first-loss protection to the third-party lender and provides the Company with an obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the entity. Accordingly, the Company deems itself to be the primary beneficiary of CLO 2017-1 from establishment on August 24, 2017.

During the warehouse phase, the Company, acting as collateral manager and subject to the approval of the third-party lender, intends to use its capital contributions along with the proceeds from the revolving line of credit to accumulate a portfolio of commercial bank loan investments in open market purchases in an amount sufficient for eventual securitization. The Company has no right to the benefits from, nor does the Company bear the risks associated with, the commercial bank loan investments held by CLO 2017-1 beyond the Company’s capital contribution. In the event of default, the recourse to the Company is limited to its investment in the warehouse. The Company does not earn any collateral management fees from CLO 2017-1 during the warehousing phase. The Company will be the collateral manager of the CLO entity during the securitization phase.

The size of the non-recourse revolving line of credit can be increased subject to the occurrence of certain events and the mutual consent of the parties. The line of credit is secured by all of the commercial bank loan investments in CLO 2017-1 and initially bears interest at a rate of daily LIBOR plus 1.25 percent per annum (with such interest rate, upon completion of the initial twelve-month warehousing period, increasing to daily LIBOR plus 2.0 percent per annum). The third-party lender does not have any recourse to the Company’s general credit.

The Company’s $18.8 million capital contribution to CLO 2017-1 was eliminated in consolidation. Upon consolidation, the Company irrevocably elected to subsequently measure the commercial bank loan investments at fair value using the fair value option.

The following table presents, as of January 31, 2018, the fair value of CLO 2017-1’s assets that are subject to fair value accounting:

January 31, 2018
	CLO Bank Loan Investments
(in thousands)	Total CLO bank loan investments	90 days or more past due
Unpaid principal balance	$75,660	$-
Unpaid principal balance over fair value	894	-
Fair value	$76,554	$-

As of October 31, 2017, the unpaid principal balance of the commercial bank loan investments approximated fair value, and there were no unpaid principal balances of such loans that were 90 days or more past due or in non-accrual status. Disclosure of the fair value of bank loan investments at January 31, 2018 and October 31, 2017, is included in Note 6.

The Company did not elect the fair value option for amounts outstanding under the revolving line of credit upon the initial consolidation of CLO 2017-1 as these liabilities are temporary in nature. Disclosure of the fair value of amounts outstanding under the revolving line of credit is included in Note 7. If the Company determines it is the primary beneficiary of CLO 2017-1 during the securitization phase, the Company intends to irrevocably elect the fair value option for the note obligations of Eaton Vance CLO 2017-1 upon their issuance, mitigating any potential accounting mismatches between the carrying value of the note obligations to be issued during the securitization phase and the carrying value of the commercial bank loan investments held to provide the cash flows for those note obligations.

Changes in the fair values of CLO 2017-1’s bank loan investments resulted in net gains of $0.9 million for the three months ended January 31, 2018. This amount is recorded in gains and other investment income, net, of consolidated CLO entity on the Company’s Consolidated Statement of Income. For the three months ended January 31, 2018, the Company recorded net income of $1.6 million related to CLO 2017-1, all of which was recorded as a net income attributable to Eaton Vance Corp. shareholders.

Eaton Vance CLO 2015-1 (CLO 2015-1)

On November 1, 2017, the Company purchased 100 percent of the equity interests in CLO 2015-1 for $26.7 million and reconsidered whether it is the primary beneficiary of CLO 2015-1 as of that date. As collateral manager, the Company had the power to direct the activities that most significantly impact the economic performance of the entity. The Company’s newly acquired equity interest provided it with an obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the entity. Accordingly, the Company deemed itself to be the primary beneficiary of CLO 2015-01 as of November 1, 2017. On December 8, 2017, the Company sold 95 percent of the equity interests in CLO 2015-1 for $24.7 million and recognized a loss on disposal of $0.6 million. The transaction settled on December 22, 2017. Although the Company continues to serve as collateral manager of the entity, and therefore has the power to direct the activities that most significantly impact the economic performance of the entity, the Company concluded that it no longer has an obligation to absorb losses of, or the right to receive benefits that could potentially be significant to, CLO 2015-1. As a result, the Company concluded that it is no longer the primary beneficiary and therefore deconsolidated CLO 2015-1 during the first quarter of fiscal 2018. The Company maintains the remaining 5 percent equity interest as an investment in non-consolidated CLO entities. In addition to the 5 percent equity interest, the Company holds $18.9 million in senior debt tranches of the CLO, resulting in a total investment of $20.3 million in CLO 2015-1 as of January 31, 2018.

During the three months ended January 31, 2018, the Company recorded a loss on disposal of $0.6 million. The amount is recorded in gains and other investment income, net, on the Company’s Consolidated Statement of Income.

Investments in VIEs that are not consolidated

Sponsored funds

The Company classifies its investments in certain sponsored funds that are considered VIEs as available-for-sale investments when it is not considered the primary beneficiary of these VIEs (generally when the Company owns less than 10 percent of the fund). The Company provides aggregated disclosures with respect to these non-consolidated sponsored fund VIEs in Note 3.

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

The Company’s maximum exposure to loss with respect to these managed CLO entities is limited to the carrying value of its investments in, and collateral management fees receivable from, these entities as of January 31, 2018. Additional information regarding the Company’s investment in non-consolidated CLO entities, as well as the combined assets under management in the pools of non-consolidated CLO entities, is included in Note 3. Collateral management fees receivable for these entities totaled $0.5 million and $0.4 million on January 31, 2018 and October 31, 2017, respectively. Investors in these CLO entities have no recourse against the Company for any losses sustained in the CLO structures. The Company did not provide any financial or other support to these entities that it was not previously contractually required to provide in any of the fiscal years presented. Income from these entities is recorded as a component of gains (losses) and other investment income, net, in the Company’s Consolidated Statements of Income, based upon projected investment yields.

Other entities

The Company holds variable interests in, but is not deemed to be the primary beneficiary of, certain sponsored privately offered equity funds with total assets of $20.4 billion and $18.1 billion as of January 31, 2018 and October 31, 2017, respectively. The Company’s variable interests in these entities consist of the Company’s direct ownership therein, which in each case is insignificant relative to the total ownership of the fund, and any investment advisory fees earned but uncollected. The Company held investments in these entities totaling $2.9 million and $2.7 million on January 31, 2018 and October 31, 2017, respectively, and investment advisory fees receivable totaling $1.3 million and $1.1 million on January 31, 2018 and October 31, 2017, respectively. The Company did not provide any financial or other support to these entities that it was not contractually required to provide in any of the periods presented. The Company’s risk of loss with respect to these managed entities is limited to the carrying value of its investments in, and investment advisory fees receivable from, the entities as of January 31, 2018. The Company does not consolidate these VIEs because it does not have the obligation to absorb losses of the VIE’s that could potentially be significant to the VIEs or the right to receive benefits from the VIEs that could potentially be significant to the VIEs.

The Company’s investments in privately offered equity funds are carried at fair value and included in investment securities, available-for-sale, which are disclosed as a component of investments in Note 3. The Company records any change in fair value, net of tax, in other comprehensive income (loss).

The Company also holds a variable interest in, but is not deemed to be the primary beneficiary of, a private equity partnership managed by a third party that invests in companies in the financial services industry. The Company’s variable interest in this entity consists of the Company’s direct ownership in the private equity partnership, equal to $3.2 million and $2.9 million at January 31, 2018 and October 31, 2017, respectively. The Company did not provide any financial or other support to this entity. The Company’s risk of loss with respect to the private equity partnership is limited to the carrying value of its investment in the entity as of January 31, 2018. The Company does not consolidate this VIE because the Company does not hold the power to direct the activities that most significantly impact the VIE.

The Company’s investment in the private equity partnership is accounted for as an equity method investment and disclosures related to this entity are included in Note 3 under the heading Investments in equity method investees.

6.	Fair Value of Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables summarize financial assets and liabilities measured at fair value on a recurring basis and their assigned levels within the valuation hierarchy at January 31, 2018 and October 31, 2017:

January 31, 2018
(in thousands)	Level 1	Level 2	Level 3	Other Assets Not Held at Fair Value	Total
Financial assets:
Cash equivalents	$23,996	$244,274	$-	$-	$268,270
Investments:
Investment securities, trading:
Short-term debt securities	-	207,450	-	-	207,450
Other debt securities	14,860	385,932	-	-	400,792
Equity securities	134,218	68,806	-	-	203,024
Investment securities, available-for-sale	9,443	14,004	-	-	23,447
Investments in non-consolidated CLO entities(1)	-	-	-	23,860	23,860
Investments in equity method investees(2)	-	-	-	152,324	152,324
Investments, other(3)	-	146	-	18,695	18,841
Derivative instruments	-	1,147	-	-	1,147
Assets of consolidated CLO entity:
Bank loan investments	-	76,554	-	-	76,554
Total financial assets	$182,517	$998,313	$-	$194,879	$1,375,709

Financial liabilities:
Derivative instruments	$-	$10,769	$-	$-	$10,769
Total financial liabilities	$-	$10,769	$-	$-	$10,769

October 31, 2017
(in thousands)	Level 1	Level 2	Level 3	Other Assets Not Held at Fair Value	Total
Financial assets:
Cash equivalents	$24,811	$97,571	$-	$-	$122,382
Investments:
Investment securities, trading:
Short-term debt securities	-	213,537	-	-	213,537
Other debt securities	17,255	296,096	-	-	313,351
Equity securities	125,689	55,799	-	-	181,488
Investment securities, available-for-sale	8,938	13,527	-	-	22,465
Investments in non-consolidated CLO entities(1)	-	-	-	3,609	3,609
Investments in equity method investees(2)	-	-	-	144,911	144,911
Investments, other(3)	-	146	-	18,685	18,831
Derivative instruments	-	1,418	-	-	1,418
Assets of consolidated CLO entity:
Bank loan investments	-	31,348	-	-	31,348
Total financial assets	$176,693	$709,442	$-	$167,205	$1,053,340

Financial liabilities:
Derivative instruments	$-	$4,175	$-	$-	$4,175
Total financial liabilities	$-	$4,175	$-	$-	$4,175

(1)	Investments in non-consolidated CLO entities are carried at amortized cost unless facts or circumstances indicate that the investments have been impaired, at which time the investments are written down to fair value as measured using level 3 inputs. The Company did not recognize any impairment losses on investments in non-consolidated CLO entities during the three months ended January 31, 2018 or 2017.
(2)	Investments in equity method investees are not measured at fair value in accordance with U.S. GAAP.
(3)	Investments, other, include investments carried at cost that are not measured at fair value in accordance with U.S. GAAP.

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

Transfers in and out of Levels

The following table summarizes fair value transfers between Level 1 and Level 2 of the fair value measurement hierarchy for the three months ended January 31, 2018 and 2017:

	Three Months Ended
	January 31,
(in thousands)	2018	2017
Transfers from Level 1 into Level 2(1)	$168	$356
Transfers from Level 2 into Level 1(2)	-	4

(1)	Transfers from Level 1 into Level 2 represent securities for which unadjusted quoted market prices in active markets became unavailable.
(2)	Transfers from Level 2 into Level 1 represent securities for which unadjusted quoted market prices in active markets became available.

Level 3 assets and liabilities

The Company did not hold any assets or liabilities valued on a recurring basis and classified as Level 3 within the fair value measurement hierarchy during the three months ended January 31, 2018 or 2017.

7.	Fair Value Measurements of Other Financial Instruments

Certain financial instruments are not carried at fair value, but their fair value is required to be disclosed. The following is a summary of the carrying amounts and estimated fair values of these financial instruments at January 31, 2018 and October 31, 2017:

	January 31, 2018			October 31, 2017
(in thousands)	Carrying Value	Fair Value	Fair Value Level	Carrying Value	Fair Value	Fair Value Level
Loan to affiliate	$5,000	$5,000	3	$5,000	$5,000	3
Investments, other	$18,695	$18,695	3	$18,685	$18,685	3
Other assets	$-	$-	-	$6,440	$6,440	3
Debt	$619,052	$633,439	2	$618,843	$644,454	2
Consolidated CLO entity line of credit	$36,534	$36,534	2	$12,598	$12,598	2

As discussed in Note 18, on December 23, 2015, Eaton Vance Management Canada Ltd. (EVMC), a wholly owned subsidiary of the Company, loaned $5.0 million to Hexavest under a term loan agreement to seed a new investment strategy. The carrying value of the loan approximates fair value. The fair value is determined annually using a cash flow model that projects future cash flows based upon contractual obligations, to which the Company then applies an appropriate discount rate.

Included in investments, other, is a non-controlling capital interest in SigFig carried at $17.0 million at both January 31, 2018 and October 31, 2017 (see Note 3). The carrying value of this investment approximates fair value, as there have been no events or changes in circumstances that would have had a significant effect on the value of this investment as of January 31, 2018.

Included in other assets at October 31, 2017 was an option to acquire an additional 26 percent interest in Hexavest carried at $6.4 million. The Company valued the option as of October 31, 2017 using a market approach and determined that the carrying value of the option was representative of fair value. The Company determined not to exercise the option, which expired unexercised on December 11, 2017. Upon expiration, the Company recognized a loss equal to the option’s carrying amount of $6.5 million as of December 11, 2017 within gains (losses) and other investment income, net, in the Company’s Consolidated Statement of Income.

The fair value of the Company’s debt has been determined based on quoted prices in inactive markets.

The Company established CLO 2017-1 on August 24, 2017 and deems itself to be the primary beneficiary of CLO 2017-1 from that date. The Company did not elect the fair value option for amounts outstanding under the revolving line of credit upon the initial consolidation of CLO 2017-1. Additional information regarding CLO 2017-1, including the terms of the revolving line of credit, is included in Note 5. The carrying amount of the revolving line of credit of $36.5 million and $12.6 million as of January 31, 2018 and October 31, 2017, respectively, approximates fair value, as the line of credit was recently originated.

8.	Acquisitions

Atlanta Capital Management Company, LLC (Atlanta Capital)

In the first quarter of fiscal 2018, the Company paid $2.5 million to settle call options exercised during the fourth quarter of fiscal 2017 through which it purchased all of the remaining 0.45 percent direct profit interests held by non-controlling interest holders of Atlanta Capital pursuant to the provisions of the original Atlanta Capital acquisition agreement, as amended.

In the first quarter of fiscal 2018, the Company paid $4.2 million to settle call options exercised during the fourth quarter of fiscal 2017 through which it purchased 1.1 percent of indirect profit interests held by non-controlling interest holders of Atlanta Capital pursuant to the provisions of the Atlanta Capital Management Company, LLC Long-term Equity Incentive Plan (the Atlanta Capital Plan). There were no puts or calls exercised in relation to indirect profit interests held by non-controlling interest holders of Atlanta Capital pursuant to the terms of the Atlanta Capital Plan during the first quarter of fiscal 2018.

In the first quarter of fiscal 2017, the Company paid $1.9 million to settle call options exercised during the fourth quarter of fiscal 2016 through which it purchased 0.9 percent of indirect profit interests held by non-controlling interest holders of Atlanta Capital pursuant to the provisions of the Atlanta Capital Plan. Separately, the Company granted a 1.1 percent profit interest to employees of Atlanta Capital pursuant to the terms of the Atlanta Capital Plan in the first quarter of fiscal 2017.

Total profit interests in Atlanta Capital held by non-controlling interest holders totaled 11.6 percent on January 31, 2018 and October 31, 2017, reflecting the transactions described above.

Calvert Research and Management (Calvert)

On December 30, 2016, the Company, through its newly formed subsidiary Calvert, acquired substantially all of the assets of Calvert Investment Management, Inc. (Calvert Investments) for cash. The transaction was accounted for as an asset acquisition because substantially all of the fair value of the gross assets acquired was concentrated in a single identifiable intangible asset related to acquired contracts to manage and distribute sponsored mutual funds (the Calvert Funds). The Calvert Funds are a diversified family of mutual funds, encompassing actively and passively managed equity, fixed income and asset allocation strategies managed in accordance with the Calvert Principles for Responsible Investment or other responsible investment criteria.

Parametric Portfolio Associates LLC (Parametric)

In the first quarter of fiscal 2018, the Company exercised the final call option related to non-controlling interests in Parametric issued in conjunction with the Clifton acquisition, resulting in the Company’s acquisition of the remaining indirect 0.5 percent profit interest and 0.5 percent capital interest in Parametric. This transaction settled in December 2017 for $8.4 million. In the first quarter of fiscal 2017, the Company exercised a call option related to non-controlling interests in Parametric issued in conjunction with the Clifton acquisition, resulting in the Company’s acquisition of an indirect 0.5 percent profit interest and a 0.5 percent capital interest in Parametric. This transaction settled in January 2017 for $6.9 million.

In the first quarter of fiscal 2018, the Company paid $5.7 million to settle call options exercised in the fourth quarter of fiscal 2017 through which it purchased 0.5 percent profit interests held by non-controlling interest holders of Parametric pursuant to the provisions of the Parametric Portfolio Associates LLC Long-term Equity Plan (the Parametric Plan). There were no puts or calls exercised in relation to profit interests held by non-controlling interest holders of Parametric pursuant to the terms of the Parametric Plan during the first quarter of fiscal 2018.

Total profit interests in Parametric held by non-controlling interest holders, including indirect profit interests issued pursuant to the Parametric Plan, decreased to 5.5 percent as of January 31, 2018 from 6.0 percent as of October 31, 2017, reflecting the transactions described above. Total capital interests in Parametric held by non-controlling interest holders decreased to 0.8 percent as of January 31, 2018 from 1.3 percent as of October 31, 2017.

9.	Intangible Assets

The following is a summary of intangible assets at January 31, 2018 and October 31, 2017:

January 31, 2018
(dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Client relationships acquired	$134,247	$(105,390)	$28,857
Intellectual property acquired	1,025	(469)	556
Trademark acquired	4,257	(913)	3,344
Research system acquired	639	(231)	408
Non-amortizing intangible assets:
Mutual fund management contracts acquired	54,408	-	54,408
Total	$194,576	$(107,003)	$87,573

October 31, 2017
(dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Client relationships acquired	$134,247	$(103,314)	$30,933
Intellectual property acquired	1,025	(452)	573
Trademark acquired	4,257	(821)	3,436
Research system acquired	639	(177)	462
Non-amortizing intangible assets:
Mutual fund management contracts acquired	54,408	-	54,408
Total	$194,576	$(104,764)	$89,812

Amortization expense was $2.2 million and $2.3 million for the three months ended January 31, 2018 and 2017, respectively. Estimated remaining amortization expense for fiscal 2018 and the next five fiscal years, on a straight-line basis, is as follows:

Estimated
Year Ending October 31,	Amortization
(in thousands)	Expense
Remaining 2018	$6,688
2019	4,978
2020	3,807
2021	2,282
2022	2,154
2023	1,754

10.	Stock-Based Compensation Plans

The Company recognized compensation cost related to its stock-based compensation plans for the three months ended January 31, 2018 and 2017 as follows:

	Three Months Ended
	January 31,
(in thousands)	2018	2017
Omnibus Incentive Plans:
Stock options	$7,289	$5,702
Restricted shares	13,493	12,074
Phantom stock units	922	121
Employee Stock Purchase Plans	481	176
Employee Stock Purchase Incentive Plan	86	53
Atlanta Capital Plan	742	855
Parametric Plan	794	940
Parametric Phantom Incentive Plan	701	378
Atlanta Capital Phantom Incentive Plan	143	-
Total stock-based compensation expense	$24,651	$20,299

The total income tax benefit recognized for stock-based compensation arrangements was $5.7 million and $7.3 million for the three months ended January 31, 2018 and 2017, respectively.

Stock options

Stock option transactions under the Company’s 2013 Omnibus Incentive Plan (the 2013 Plan) and predecessor plans for the three months ended January 31, 2018 were as follows:

(share and intrinsic value figures in thousands)	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding, beginning of period	17,587	$32.63
Granted	1,708	50.67
Exercised	(1,407)	30.34
Forfeited/expired	(32)	41.37
Options outstanding, end of period	17,856	$34.52	6.2	$415,691
Options exercisable, end of period	9,097	$30.14	4.3	$251,605

The Company received $42.3 million and $25.9 million related to the exercise of options for the three months ended January 31, 2018 and 2017, respectively.

As of January 31, 2018, there was $55.5 million of compensation cost related to unvested stock options granted under the 2013 Plan and predecessor plans not yet recognized. That cost is expected to be recognized over a weighted-average period of 3.1 years.

Restricted shares

A summary of the Company’s restricted share activity for the three months ended January 31, 2018 under the 2013 Plan and predecessor plans is as follows:

		Weighted-
		Average
		Grant Date
(share figures in thousands)	Shares	Fair Value
Unvested, beginning of period	4,565	$36.22
Granted	1,233	50.72
Vested	(1,122)	35.83
Forfeited	(44)	38.82
Unvested, end of period	4,632	$40.15

As of January 31, 2018, there was $147.2 million of compensation cost related to unvested restricted shares granted under the 2013 Plan and predecessor plans not yet recognized. That cost is expected to be recognized over a weighted-average period of 3.3 years.

Phantom stock units

Phantom stock units issued to non-employee Directors under the 2013 Plan are accounted for as liability awards. During 2017, the 2013 Plan was amended such that non-employee Directors no longer have substantive service conditions for vesting of awards. Once the awards are granted, the non-employee Directors have the right to receive cash payment related to such awards upon separation from the Company (other than for cause). As a result, phantom units granted on or after November 1, 2017 are considered fully vested on grant date and the entire grant date fair value of these awards is recognized as compensation cost on the date of grant.

During the three months ended January 31, 2018, 13,945 phantom stock units were issued to non-employee Directors pursuant to the 2013 Plan. As of January 31, 2018, there was $0.2 million of compensation cost related to unvested phantom stock units granted under the 2013 Plan prior to November 2017 not yet recognized. That cost is expected to be recognized over a weighted-average period of one year.

11.	Common Stock Repurchases

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

In the first three months of fiscal 2018, the Company purchased and retired approximately 0.7 million shares of its Non-Voting Common Stock under the current repurchase authorization. Approximately 5.4 million additional shares may be repurchased under the current authorization as of January 31, 2018.

12.	Non-operating Income (Expense)

The components of non-operating income (expense) for the three months ended January 31, 2018 and 2017 were as follows:

	Three Months Ended
	January 31,
(in thousands)	2018	2017
Interest and other income	$9,116	$4,643
Net losses on investments and derivatives (1)	(5,545)	(3,936)
Net foreign currency losses	(973)	(213)
Gains and other investment income, net	2,598	494
Interest expense	(5,907)	(7,347)
Other income (expense) of consolidated CLO entity:
Interest income	823	-
Net gains on bank loans	894	-
Gains and other investment income, net	1,717	-
Interest expense	(94)	-
Total non-operating expense	$(1,686)	$(6,853)

(1)	For the three months ended January 31, 2018, includes the $6.5 million loss associated with the Company's determination not to exercise the option to acquire an additional 26 percent ownership interest in Hexavest.

13.	Income Taxes

The provision for income taxes was $48.6 million and $36.7 million, or 36.3 percent and 37.3 percent of pre-tax income, for the three months ended January 31, 2018 and 2017, respectively.

On December 22, 2017, the Tax Cuts and Jobs Act (the Tax Act) was signed into law in the U.S. Among other significant changes, the Tax Act reduced the statutory federal income tax rate for U.S. corporate taxpayers from a maximum of 35 percent to 21 percent and required the deemed repatriation of foreign earnings not previously subject to U.S. taxation. Because the lower federal income tax rate took effect two months into the Company’s fiscal year, a blended federal tax rate of 23.3 percent applies to the Company for fiscal 2018.

The Company’s income tax provision for the first quarter of fiscal 2018 includes a non-recurring charge of $24.7 million to reflect the estimated effect of the Tax Act. The non-recurring charge is considered to be a provisional estimate under the U.S. Securities and Exchange Commission Staff Accounting Bulletin 118 (SAB 118) and, based on current interpretation of the tax law changes, includes $21.7 million from the revaluation of the Company’s deferred tax assets and liabilities, and $3.0 million for the deemed repatriation of foreign-sourced net earnings not previously subject to U.S. taxation. The increase in the Company’s effective tax rate for the first quarter of fiscal 2018 resulting from this charge was partially offset by an income tax benefit of $11.9 million related to the exercise of stock options and vesting of restricted stock during the period, and $2.9 million related to the net income attributable to redeemable non-controlling interests and other beneficial interests, which is not taxable to the Company. The following table reconciles the statutory federal income tax rate to the Company’s effective tax rate for the first quarter of fiscal 2018:

Three Months Ended
January 31, 2018
Statutory U.S. federal income tax rate(1)	23.3%
State income taxes for current year, net of federal income tax benefits	4.3%
Net income attributable to non-controlling and other beneficial interests	-1.8%
Other items	0.9%
Operating effective income tax rate	26.7%
Non-recurring impact of U.S. tax reform	18.4%
Net excess tax benefits from stock-based compensation plans(2)	-8.8%
Effective income tax rate	36.3%

(1)	Statutory U.S. federal income tax rate is a blend of 35 percent and 21 percent based on the number of days in the Company's fiscal year before and after the January 1, 2018 effective date of the reduction in the federal corporate income tax rate pursuant to the Tax Act.
(2)	This amount reflects the impact of Accounting Standard Update 2016-09, Improvements to Employee Share-Based Payment Accounting, which was adopted in the first quarter of fiscal 2018. The Company anticipates that the adoption of this guidance may cause fluctuations in the Company’s effective tax rate, particularly in the first quarter of each fiscal year, when most of the Company’s annual stock-based awards vest.

The Company continues to carefully evaluate the impact of the Tax Act, certain provisions of which will not take effect for the Company until fiscal 2019, including, but not limited to, the global intangible low-taxed income, foreign-derived intangible income and base erosion anti-abuse tax provisions. Under the guidance issued by the Security and Exchange Commission SAB 118, no provisional estimate has been recorded for these items, as our accounting for these elements of the Tax Act is incomplete.

No valuation allowance has been recorded for deferred tax assets, reflecting management’s belief that all deferred tax assets will be utilized.

As of January 31, 2018, the Company considers the undistributed earnings of certain foreign subsidiaries to be indefinitely reinvested in foreign operations; however, as a result of the Tax Act, an estimated tax of $3.0 was recorded in the quarter on these earnings. The calculation of this non-recurring charge is based on the Tax Act, guidance issued by the Internal Revenue Service and our interpretation of this information. The Company anticipates additional guidance will be issued by the Internal Revenue Service and continues to monitor interpretative developments. As a result, this estimated tax charge may change. In light of the changes contained in the Tax Act and as additional guidance becomes available, the Company may reconsider its repatriation policy.

The Company is generally no longer subject to income tax examinations by U.S. federal, state, local or non-U.S. taxing authorities for fiscal years prior to fiscal 2014.

14.	Non-controlling and Other Beneficial Interests

The components of net income attributable to non-controlling and other beneficial interests for the three months ended January 31, 2018 and 2017 were as follows:

	Three Months Ended
	January 31,
(in thousands)	2018	2017
Consolidated sponsored funds	$(6,300)	$15
Majority-owned subsidiaries	(4,155)	(3,718)
Non-controlling interest value adjustments(1)	-	73
Net income attributable to non-controlling and other beneficial interests	$(10,455)	$(3,630)

(1)	Relates to non-controlling interests redeemable at other than fair value.

15.	Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), net of tax, are as follows:

(in thousands)	Unamortized Net Gains (Losses) on Cash Flow Hedges(1)	Net Unrealized Gains (Losses) on Available-for-Sale Investments(2)	Foreign Currency Translation Adjustments	Total
Balance at October 31, 2017	$301	$4,128	$(51,903)	$(47,474)
Other comprehensive income, before reclassifications and tax	-	962	12,085	13,047
Tax impact	-	(242)	-	(242)
Reclassification adjustments, before tax	(33)	-	-	(33)
Tax impact	8	-	-	8
Net current period other comprehensive income (loss)	(25)	720	12,085	12,780
Balance at January 31, 2018	$276	$4,848	$(39,818)	$(34,694)

Balance at October 31, 2016	$687	$2,943	$(61,213)	$(57,583)
Other comprehensive income, before reclassifications and tax	-	535	5,797	6,332
Tax impact	-	(208)	-	(208)
Reclassification adjustments, before tax	6	-	-	6
Tax impact	(2)	-	-	(2)
Net current period other comprehensive income	4	327	5,797	6,128
Balance at January 31, 2017	$691	$3,270	$(55,416)	$(51,455)

(1)	Amounts reclassified from accumulated other comprehensive income (loss), net of tax, represent the amortization of net gains (losses) on qualifying derivative financial instruments designated as cash flow hedges over the life of the Company's senior notes into interest expense on the Consolidated Statements of Income.
(2)	Amounts reclassified from accumulated other comprehensive income (loss), net of tax, represent gains (losses) on disposal of available-for-sale securities that were recorded in gains (losses) and other investment income, net, on the Consolidated Statements of Income.

16.	Earnings per Share

The following table sets forth the calculation of earnings per basic and diluted share for the three months ended January 31, 2018 and 2017:

	Three Months Ended
	January 31,
(in thousands, except per share data)	2018	2017
Net income attributable to Eaton Vance Corp. shareholders	$78,056	$60,711
Weighted-average shares outstanding – basic	115,282	110,267
Incremental common shares	8,659	4,404
Weighted-average shares outstanding – diluted	123,941	114,671
Earnings per share:
Basic	$0.68	$0.55
Diluted	$0.63	$0.53

Antidilutive common shares related to stock options and unvested restricted stock excluded from the computation of earnings per diluted share were approximately 1.8 million and 8.1 million shares for the three months ended January 31, 2018 and 2017, respectively.

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

18.	Related Party Transactions

Sponsored funds

The Company is an investment adviser to, and has administrative agreements with, certain sponsored mutual funds, privately offered equity funds and closed-end funds for which employees of the Company are officers and/or directors. Revenues for services provided or related to these funds for the three months ended January 31, 2018 and 2017 are as follows:

	Three Months Ended
	January 31,
(in thousands)	2018	2017
Management fees	$255,714	$214,749
Distribution fees	19,787	18,281
Service fees	30,844	28,911
Shareholder services fees	1,391	702
Other revenue	144	514
Total	$307,880	$263,157

For the three months ended January 31, 2018 and 2017, the Company had investment advisory agreements with certain sponsored funds pursuant to which the Company contractually waived $4.4 million and $3.7 million, respectively, of management fees it was otherwise entitled to receive.

Sales proceeds and net realized gains for the three months ended January 31, 2018 and 2017 from investments in sponsored funds classified as available-for-sale are as follows:

	Three Months Ended
	January 31,
(in thousands)	2018	2017
Proceeds from sales	$-	$3,733
Net realized gains	5	203

The Company bears the non-advisory expenses of certain sponsored funds for which it earns an all-in management fee and provides subsidies to startup and other smaller sponsored funds to enhance their competitiveness. For the three months ended January 31, 2018 and 2017, expenses of $11.0 million and $7.6 million, respectively, were incurred by the Company pursuant to these arrangements.

Included in management fees and other receivables at January 31, 2018 and October 31, 2017 are receivables due from sponsored funds of $105.2 million and $100.0 million, respectively. Included in accounts payable and accrued expenses at January 31, 2018 and October 31, 2017 are payables due to sponsored funds of $2.0 million and $1.7 million, respectively.

Loan to affiliate

On December 23, 2015, EVMC, a wholly owned subsidiary of the Company, loaned $5.0 million to Hexavest under a term loan agreement to seed a new investment strategy. The loan renews automatically for an additional one-year period on each anniversary date unless written termination notice is provided by EVMC. The loan earns interest equal to the one-year Canadian Dollar Offered Rate plus 200 basis points, which is payable quarterly in arrears. Hexavest may prepay the loan in whole or in part at any time without penalty. During the three months ended January 31, 2018 and 2017, the Company recorded $45,000 and $40,000, respectively, of interest income related to the loan in gains (losses) and other investment income, net, on the Company’s Consolidated Statement of Income. Interest due from Hexavest under this arrangement included in other assets on the Company’s Consolidated Balance Sheets was $17,000 and $13,000 at January 31, 2018 and October 31, 2017, respectively.

Hexavest agreements

The Company has an agreement with Hexavest whereby the Company compensates Hexavest for sub-advisory services and Hexavest reimburses the Company for a portion of fund subsidies related to certain investment companies for which the Company is the investment adviser. During the three months ended January 31, 2018 and 2017, the Company paid Hexavest $0.1 million in sub-advisory fees, and the Company received $8,000 and $0.1 million, respectively, from Hexavest for reimbursement of fund subsidies. As of January 31, 2018 and October 31, 2017, the Company did not have any amounts due to Hexavest under this arrangement.

In addition, the Company has an agreement with Hexavest whereby the Company is reimbursed for placement costs of certain institutional separately managed accounts. During the three months ended January 31, 2018 and 2017, the Company earned $0.7 million and $0.5 million under this arrangement, respectively. The net amount due from Hexavest under this arrangement, which is included in other assets on the Company’s Consolidated Balance Sheets, was $0.3 million at both January 31, 2018 and October 31, 2017.

Employee loan program

The Company has established an Employee Loan Program under which a program maximum of $20.0 million is available for loans to officers (other than executive officers) and other key employees of the Company for purposes of financing the exercise of employee stock options. Loans outstanding under this program, which are full recourse in nature, are reflected as notes receivable from stock option exercises in shareholders’ equity, and totaled $10.5 million and $11.1 million at January 31, 2018 and October 31, 2017, respectively.

19.	Geographic Information

Revenues by principal geographic area for the three months ended January 31, 2018 and 2017 are as follows:

	Three Months Ended
	January 31,
(in thousands)	2018	2017
Revenue:
U.S.	$404,399	$340,560
International	17,013	14,399
Total	$421,412	$354,959

Long-lived assets by principal geographic area as of January 31, 2018 and October 31, 2017 are as follows:

	January 31,	October 31,
(in thousands)	2018	2017
Long-lived Assets:
U.S.	$47,235	$46,804
International	2,457	2,185
Total	$49,692	$48,989

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

The discussion and analysis below should be read in conjunction with the consolidated financial statements appearing elsewhere in this report. Management has presumed that the readers of this interim financial information have read or have access to Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in our Annual Report on Form 10-K for the year ended October 31, 2017.

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

We conduct our investment management and advisory business through wholly- and majority-owned investment affiliates, which include: Eaton Vance Management, Parametric Portfolio Associates LLC (Parametric), Atlanta Capital Management Company, LLC (Atlanta Capital) and Calvert Research and Management (Calvert). We also offer investment management advisory services through minority-owned affiliate Hexavest Inc. (Hexavest).

Through Eaton Vance Management, Atlanta Capital, Calvert and our other affiliates, we manage active equity, income and alternative strategies across a range of investment styles and asset classes, including U.S. and global equities, floating-rate bank loans, municipal bonds, and global income, high-yield and investment grade bonds. Through Parametric, we manage a range of engineered alpha strategies, including systematic equity, systematic alternatives and managed options strategies. Through Parametric, we also provide portfolio implementation and overlay services, including tax-managed and non-tax-managed Custom Core equity strategies, centralized portfolio management of multi-manager portfolios and customized exposure management services. We also oversee the management of, and distribute, investment funds sub-advised by unaffiliated third-party managers, including global, emerging market and regional equity and asset allocation strategies.

Our breadth of investment management capabilities supports a wide range of products and services offered to fund shareholders, retail managed account investors, institutional investors and high-net-worth clients. Our equity strategies encompass a diversity of investment objectives, risk profiles, income levels and geographic representation. Our income investment strategies cover a broad duration, geographic representation and credit quality range and encompass both taxable and tax-free investments. We also offer a range of alternative investment strategies, including commodity- and currency-based investments and a spectrum of absolute return strategies. Although we manage and distribute a wide range of investment products and services, we operate in one business segment, namely as an investment adviser to funds and separate accounts. As of January 31, 2018, we had $449.2 billion in consolidated assets under management.

We distribute our funds and retail managed accounts principally through financial intermediaries. We have broad market reach, with distribution partners including national and regional broker-dealers, independent broker-dealers, registered investment advisors, banks and insurance companies. We support these distribution partners with a team of approximately 124 sales professionals covering U.S. and international markets.

We also commit significant resources to serving institutional and high-net-worth clients who access investment management services on a direct basis and through investment consultants. Through our wholly-and majority-owned affiliates and consolidated subsidiaries, we manage investments for a broad range of clients in the institutional and high-net-worth marketplace in the U.S. and internationally, including corporations, sovereign wealth funds, endowments, foundations, family offices and public and private employee retirement plans.

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

Business Developments

We are pursuing five primary strategic priorities to support our long-term growth. Those priorities are: (1) capitalizing on our investment performance leadership and distribution strengths to grow sales and gain market share in actively managed investment strategies; (2) extending the success we have had with our Custom Beta lineup of rules-based separately managed accounts; (3) becoming a more global company by building our investment and distribution capabilities outside the United States; (4) positioning NextSharesTM exchange-traded managed funds (NextShares) to become the vehicle of choice for investors in actively managed funds in the U.S; and (5) leveraging our Calvert acquisition to lead the growth of responsible investing.

As of January 31, 2018, we had 63 U.S. mutual funds rated four or five stars by Morningstar™ for at least one class of shares, including 23 funds rated five stars for at least one class of shares. Although actively managed strategies as a whole are losing share to passive investments, the Company believes that top-performing active strategies can continue to grow, particularly in asset classes where competition versus passive alternatives is less acute. In the first quarter of fiscal 2018, net flows into the Company’s active strategies totaled $2.8 billion.

In the first quarter of fiscal 2018, we continued to experience growth in our Custom Beta Strategies, which include the Parametric Custom Core equity and Eaton Vance laddered municipal and corporate bond separate account offerings to the retail and high-net-worth markets. Compared to index mutual funds and exchange-traded funds, rules-based separately managed accounts can provide clients with greater ability to tailor their market exposures to achieve better tax outcomes and to reflect client-specified responsible investing criteria and desired portfolio tilts and exclusions. In the first quarter of fiscal 2018, net inflows into Parametric Custom Core and Eaton Vance laddered municipal and corporate bond strategies offered as retail managed accounts and high-net-worth separate accounts totaled $2.9 billion.

Outside the United States, the Company continues to expand investment staff and commit additional client service and distribution resources to support business growth. On January 31, 2018, Eaton Vance Management (International) Limited (EVMI) announced an agreement to hire a five-person global fixed-income team in Frankfurt, Germany, which currently advises approximately $0.8 billion in client mandates now assumed by Eaton Vance. In addition to providing portfolio advisory services for fixed-income accounts, EVMI’s Frankfurt branch will focus on enhancing the service levels we can provide to clients across Europe.

Over the past several years, we have committed significant resources towards achieving commercial success of our NextShares fund structure. On November 20, 2017, together with UBS Financial Services Inc., we announced the availability of NextShares through the UBS brokerage platforms and UBS Strategic Advisor, a non-discretionary advisory program, which the Company believes will stimulate growth in NextShares managed assets.

As of the end of the first quarter of fiscal 2018, twelve NextShares funds from four different fund families were available in the marketplace. Three additional funds from two new sponsors were introduced in February 2018.

On December 30, 2016, we completed the purchase of substantially all of the business assets of Calvert Investments. The Calvert Funds are one of the largest and most diversified families of responsibly invested mutual funds, encompassing actively and passively managed equity, fixed income and asset allocation strategies managed in accordance with the Calvert Principles for Responsible Investment (Calvert Principles) or other responsible investment criteria. Responsible investing is a leading trend in asset management, appealing to the growing universe of investors who seek both financial returns and positive societal impact from their investments. The Calvert Funds are now being offered through Eaton Vance Distributors, Inc. (EVD), with greatly expanded market reach. In the first quarter of fiscal 2018, net flows into Calvert Funds and Calvert-managed separate accounts, excluding assets sub-advised by other Eaton Vance affiliates, totaled $0.5 billion. Excluding assets sub-advised by other Eaton Vance affiliates, Calvert assets under management increased to $11.6 billion at January 31, 2018 from $9.9 billion of managed assets acquired on December 30, 2016, an increase of 18 percent. Please see page 42 “Consolidated Assets under Management by Investment Affiliate,” for further information related to Calvert’s assets under management.

Consolidated Assets under Management

Prevailing equity and income market conditions and investor sentiment affect the sales and redemptions of our investment products, managed asset levels, operating results and the recoverability of our investments. During the first quarter of fiscal 2018, the S&P 500 Index, a broad measure of U.S. equity market performance, had total returns of 9.5 percent and the MSCI Emerging Market Index, a broad measure of emerging market equity performance, had total returns of 11.1 percent. Over the same period, the Barclays U.S. Aggregate Bond Index, a broad measure of U.S. bond market performance, had total returns of -0.8 percent.

Consolidated assets under management of $449.2 billion on January 31, 2018 increased $85.5 billion, or 24 percent, from $363.7 billion on January 31, 2017. The year-over-year increase in consolidated assets under management reflects net inflows of $37.1 billion and market appreciation in managed assets of $48.4 billion.

The following tables summarize our consolidated assets under management by investment mandate, investment vehicle and investment affiliate as of January 31, 2018 and 2017. Within the investment mandate table, the “Portfolio implementation” category consists of Parametric’s Custom Core equity strategies and centralized portfolio management services, and the “Exposure management” category consists of Parametric’s futures- and options-based customized exposure management services.

Consolidated Assets under Management by Investment Mandate(1)

	January 31,
(in millions)	2018	% of Total	2017	% of Total	% Change
Equity(2)(3)	$122,595	27%	$99,538	28%	23%
Fixed income(3)(4)	72,663	16%	65,136	18%	12%
Floating-rate income(3)	39,793	9%	34,051	9%	17%
Alternative(3)	13,248	3%	10,775	3%	23%
Portfolio implementation	110,442	25%	80,129	22%	38%
Exposure management	90,488	20%	74,110	20%	22%
Total	$449,229	100%	$363,739	100%	24%

(1)	Consolidated Eaton Vance Corp. See table on page 49 for directly managed assets and flows of 49 percent-owned Hexavest Inc., which are not included in the table above.
(2)	Includes balanced and multi-asset mandates.
(3)	In the second quarter of fiscal 2017, the Company reclassified certain managed assets among investment mandates. Prior period amounts have been revised for comparability purposes. The reclassification does not affect total consolidated assets under management for any period.
(4)	Includes cash management mandates.

Equity assets under management included $41.7 billion and $33.1 billion of assets managed for after-tax returns on January 31, 2018 and 2017, respectively. Portfolio implementation assets under management included $77.5 billion and $55.3 billion of assets managed for after-tax returns on January 31, 2018 and 2017, respectively. Fixed income assets included $41.5 billion and $35.6 billion of municipal income assets on January 31, 2018 and 2017, respectively.

Consolidated Assets under Management by Investment Vehicle(1)

	January 31,
(in millions)	2018	% of Total	2017	% of Total	% Change
Open-end funds(2)	$101,956	23%	$89,127	25%	14%
Closed-end funds(3)	25,424	6%	23,796	7%	7%
Private funds(4)	37,174	8%	28,879	8%	29%
Institutional separate accounts	169,406	37%	139,309	38%	22%
High-net-worth separate accounts	43,693	10%	30,514	8%	43%
Retail managed accounts	71,576	16%	52,114	14%	37%
Total	$449,229	100%	$363,739	100%	24%

(1)	Consolidated Eaton Vance Corp. See table on page 49 for directly managed assets and flows of 49 percent-owned Hexavest Inc., which are not included in the table above.
(2)	Includes assets in NextShares funds.
(3)	Includes unit investment trusts.
(4)	Includes privately offered equity, fixed income and floating-rate income funds and CLO entities.

Consolidated Assets under Management by Investment Affiliate(1)

	January 31,		%
(in millions)	2018	2017	Change
Eaton Vance Management(2)(3)	$171,788	$148,562	16%
Parametric(3)	241,653	185,770	30%
Atlanta Capital(3)(4)	24,156	19,542	24%
Calvert(4)	11,632	9,865	18%
Total	$449,229	$363,739	24%

(1)	Consolidated Eaton Vance Corp. See table on page 49 for directly managed assets and flows of 49 percent-owned Hexavest Inc., which are not included in the table above.
(2)	Includes managed assets of Eaton Vance-sponsored funds and separate accounts managed by Hexavest and unaffiliated third-party advisers under Eaton Vance supervision.
(3)	In the second quarter of fiscal 2017, the Company reclassified certain managed assets among investment affiliates. Prior period amounts have been revised for comparability purposes. The reclassification does not affect total consolidated assets under management for any period.
(4)	Consistent with the Company's policies for reporting the managed assets and flows of investment portfolios for which multiple Eaton Vance affiliates have management responsibilities, the managed assets of Atlanta Capital indicated above include the assets of Calvert Equity Portfolio, for which Atlanta Capital serves as sub-adviser. The total managed assets of Calvert, including assets sub-advised by other Eaton Vance affiliates, were $14.0 billion and $11.9 billion as of January 31, 2018 and 2017, respectively.

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

Consolidated Average Assets under Management by Investment Mandate(1)

	Three Months Ended
	January 31,		%
(in millions)	2018	2017	Change
Equity(2)(3)	$117,444	$93,698	25%
Fixed income(3)(4)	71,686	61,626	16%
Floating-rate income(3)	39,200	32,874	19%
Alternative(3)	12,833	10,637	21%
Portfolio implementation	104,227	75,875	37%
Exposure management	88,104	70,230	25%
Total	$433,494	$344,940	26%

(1)	Consolidated Eaton Vance Corp. See table on page 49 for directly managed assets and flows of 49 percent-owned Hexavest Inc., which are not included in the table above.
(2)	Includes balanced and multi-asset mandates.
(3)	In fiscal 2017, the Company reclassified certain managed assets among investment mandates. Prior period amounts have been revised for comparability purposes. The reclassification does not affect total consolidated average assets under management for any period.
(4)	Includes cash management mandates.

Consolidated Average Assets under Management by Investment Vehicle(1)

	Three Months Ended
	January 31,		%
(in millions)	2018	2017	Change
Open-end funds(2)	$99,412	$79,882	24%
Closed-end funds(3)	25,064	23,576	6%
Private funds(4)	35,762	28,142	27%
Institutional separate accounts	163,392	135,089	21%
High-net-worth separate accounts	41,430	28,094	47%
Retail managed accounts	68,434	50,157	36%
Total	$433,494	$344,940	26%

(1)	Consolidated Eaton Vance Corp. See table on page 49 for directly managed assets and flows of 49 percent-owned Hexavest Inc., which are not included in the table above.
(2)	Includes assets in NextShares funds.
(3)	Includes assets in unit investment trusts.
(4)	Includes assets in privately offered equity, fixed income and floating-rate income funds and CLO entities.

Consolidated Net Flows

Consolidated net inflows of $7.1 billion in the first quarter of fiscal 2018 represented 7 percent annualized internal growth in managed assets (consolidated net inflows divided by beginning of period consolidated assets under management). For comparison, the Company had consolidated net inflows of $7.8 billion in the first quarter of fiscal 2017, which represented 9 percent annualized internal growth in managed assets. On the basis of net contribution to management fee revenue, the Company’s annualized internal revenue growth (calculated as the annualized management fees attributed to sales and other inflows less annualized management fees attributable to redemptions divided by beginning of period annualized management fees) was 5 percent in the first quarter of fiscal 2018 and 7 percent in the first quarter of fiscal 2017, as the management fee revenue contribution from new sales and other inflows during each period exceeded the management fee revenue lost from redemptions.

The following tables summarize our consolidated assets under management and asset flows by investment mandate and investment vehicle for the three months ended January 31, 2018 and 2017:

Consolidated Assets under Management and Net Flows by Investment Mandate(1)

	Three Months Ended
	January 31,		%
(in millions)	2018	2017	Change
Equity assets - beginning of period(2)(3)	$113,472	$89,981	26%
Sales and other inflows	5,876	5,212	13%
Redemptions/outflows	(5,320)	(5,855)	-9%
Net flows	556	(643)	NM(7)
Assets acquired(4)	-	5,704	-100%
Exchanges	3	44	-93%
Market value change	8,564	4,452	92%
Equity assets - end of period	$122,595	$99,538	23%
Fixed income assets - beginning of period(3)(5)	70,797	60,607	17%
Sales and other inflows(6)	6,327	5,692	11%
Redemptions/outflows	(3,937)	(4,338)	-9%
Net flows	2,390	1,354	77%
Assets acquired(4)	-	4,170	-100%
Exchanges	18	(107)	NM
Market value change	(542)	(888)	-39%
Fixed income assets - end of period	$72,663	$65,136	12%
Floating-rate income assets - beginning of period(3)	38,819	32,107	21%
Sales and other inflows	2,274	4,970	-54%
Redemptions/outflows	(1,655)	(3,306)	-50%
Net flows	619	1,664	-63%
Exchanges	(3)	120	NM
Market value change	358	160	124%
Floating-rate income assets - end of period	$39,793	$34,051	17%
Alternative assets - beginning of period(3)	12,637	10,687	18%
Sales and other inflows	1,714	1,098	56%
Redemptions/outflows	(1,034)	(940)	10%
Net flows	680	158	330%
Exchanges	(6)	(2)	200%
Market value change	(63)	(68)	-7%
Alternative assets - end of period	$13,248	$10,775	23%
Portfolio implementation assets - beginning of period	99,615	71,426	39%
Sales and other inflows	5,108	6,485	-21%
Redemptions/outflows	(3,755)	(3,086)	22%
Net flows	1,353	3,399	-60%
Exchanges	(16)	-	NM
Market value change	9,490	5,304	79%
Portfolio implementation assets - end of period	$110,442	$80,129	38%
Exposure management assets - beginning of period	86,976	71,572	22%
Sales and other inflows	22,652	21,456	6%
Redemptions/outflows	(21,155)	(19,580)	8%
Net flows	1,497	1,876	-20%
Market value change	2,015	662	204%
Exposure management assets - end of period	$90,488	$74,110	22%
Total assets under management - beginning of period	422,316	336,380	26%
Sales and other inflows(6)	43,951	44,913	-2%
Redemptions/outflows	(36,856)	(37,105)	-1%
Net flows	7,095	7,808	-9%
Assets acquired(4)	-	9,874	-100%
Exchanges	(4)	55	NM
Market value change	19,822	9,622	106%
Total assets under management - end of period	$449,229	$363,739	24%

(1)	Consolidated Eaton Vance Corp. See table on page 49 for directly managed assets and flows of 49 percent-owned Hexavest Inc., which are not included in the table above.
(2)	Includes balanced and multi-asset mandates.
(3)	In the second quarter of fiscal 2017, the Company reclassified certain managed assets and flows among investment mandates. Prior period amounts have been revised for comparability purposes. The reclassification does not affect total consolidated assets under management or total consolidated net flows for any period.
(4)	Represents managed assets gained in the acquisition of the business assets of Calvert Investments on December 30, 2016. Equity assets acquired and total assets acquired exclude $2.1 billion of managed assets of Calvert Equity Portfolio, sub-advised by Atlanta Capital and previously included in the Company’s consolidated assets under management.
(5)	Includes cash management mandates.
(6)	Includes $0.8 million of managed assets gained in assuming the fixed income business assets of the former Oechsle International Advisors, LLC on January 31, 2018.
(7)	Not meaningful (NM).

Consolidated Assets under Management and Net Flows by Investment Vehicle(1)

	Three Months Ended
	January 31,		%
(in millions)	2018	2017	Change
Fund assets - beginning of period(2)	$156,853	$125,722	25%
Sales and other inflows	10,516	10,969	-4%
Redemptions/outflows	(8,814)	(9,404)	-6%
Net flows	1,702	1,565	9%
Assets acquired(3)	-	9,821	-100%
Exchanges(4)	(4)	2,115	NM
Market value change	6,003	2,579	133%
Fund assets - end of period	$164,554	$141,802	16%
Institutional separate accounts - beginning of period	159,986	136,451	17%
Sales and other inflows(5)	25,681	24,633	4%
Redemptions/outflows	(23,334)	(23,449)	0%
Net flows	2,347	1,184	98%
Assets acquired(3)	-	40	-100%
Exchanges(4)	80	(2,055)	NM
Market value change	6,993	3,689	90%
Institutional separate accounts - end of period	$169,406	$139,309	22%
High-net-worth separate accounts - beginning of period	39,715	25,806	54%
Sales and other inflows	2,063	4,563	-55%
Redemptions/outflows	(1,461)	(1,609)	-9%
Net flows	602	2,954	-80%
Exchanges	(37)	14	NM
Market value change	3,413	1,740	96%
High-net-worth separate accounts - end of period	$43,693	$30,514	43%
Retail managed accounts - beginning of period	65,762	48,401	36%
Sales and other inflows(5)	5,691	4,748	20%
Redemptions/outflows	(3,247)	(2,643)	23%
Net flows	2,444	2,105	16%
Assets acquired(3)	-	13	-100%
Exchanges	(43)	(19)	126%
Market value change	3,413	1,614	111%
Retail managed accounts - end of period	$71,576	$52,114	37%
Total assets under management - beginning of period	422,316	336,380	26%
Sales and other inflows	43,951	44,913	-2%
Redemptions/outflows	(36,856)	(37,105)	-1%
Net flows	7,095	7,808	-9%
Assets acquired(3)	-	9,874	-100%
Exchanges	(4)	55	NM
Market value change	19,822	9,622	106%
Total assets under management - end of period	$449,229	$363,739	24%

(1)	Consolidated Eaton Vance Corp. See table on page 49 for directly managed assets and flows of 49 percent-owned Hexavest Inc., which are not included in the table above.
(2)	Includes assets in cash management funds.
(3)	Represents managed assets gained in the acquisition of the business assets of Calvert Investments on December 30, 2016. Fund assets acquired and total assets acquired exclude $2.1 billion of managed assets of Calvert Equity Portfolio, which was sub-advised by Atlanta Capital prior to the acquisition and previously included in the Company’s consolidated managed assets as institutional separate accounts.

(4)	Reflects the reclassification in the first quarter of fiscal 2017 from institutional separate accounts to funds of $2.1 billion of managed assets of Calvert Equity Portfolio, sub-advised by Atlanta Capital and previously included in the Company’s consolidated institutional separate accounts.
(5)	Includes $0.8 million of managed assets gained in assuming the fixed income business assets of the former Oechsle International Advisors, LLC on January 31, 2018.

As of January 31, 2018, the Company’s 49 percent-owned affiliate Hexavest managed $16.7 billion of client assets, an increase of 16 percent from $14.5 billion of managed assets on January 31, 2017. Other than Eaton Vance-sponsored funds for which Hexavest is adviser or sub-adviser, the managed assets of Hexavest are not included in Eaton Vance consolidated totals.

The following table summarizes assets under management and asset flow information for Hexavest for the three months ended January 31, 2018 and 2017:

Hexavest Assets under Management and Net Flows

	Three Months Ended
	January 31,		%
(in millions)	2018	2017	Change
Eaton Vance distributed:
Eaton Vance sponsored funds - beginning of period(1)	$182	$231	-21%
Sales and other inflows	5	20	-75%
Redemptions/outflows	(6)	(8)	-25%
Net flows	(1)	12	NM
Market value change	12	12	0%
Eaton Vance sponsored funds - end of period	$193	$255	-24%
Eaton Vance distributed separate accounts - beginning of period(2)	$3,092	$2,492	24%
Sales and other inflows	78	149	-48%
Redemptions/outflows	(115)	(54)	113%
Net flows	(37)	95	NM
Market value change	209	79	165%
Eaton Vance distributed separate accounts - end of period	$3,264	$2,666	22%
Total Eaton Vance distributed - beginning of period	$3,274	$2,723	20%
Sales and other inflows	83	169	-51%
Redemptions/outflows	(121)	(62)	95%
Net flows	(38)	107	NM
Market value change	221	91	143%
Total Eaton Vance distributed - end of period	$3,457	$2,921	18%
Hexavest directly distributed - beginning of period(3)	$12,748	$11,021	16%
Sales and other inflows	165	327	-50%
Redemptions/outflows	(500)	(404)	24%
Net flows	(335)	(77)	335%
Market value change	858	594	44%
Hexavest directly distributed - end of period	$13,271	$11,538	15%
Total Hexavest assets - beginning of period	$16,022	$13,744	17%
Sales and other inflows	248	496	-50%
Redemptions/outflows	(621)	(466)	33%
Net flows	(373)	30	NM
Market value change	1,079	685	58%
Total Hexavest assets - end of period	$16,728	$14,459	16%

(1)	Managed assets and flows of Eaton Vance-sponsored pooled investment vehicles for which Hexavest is adviser or sub-adviser. Eaton Vance receives management fees (and in some cases also distribution fees) on these assets, which are included in Eaton Vance's consolidated assets under management and flows.
(2)	Managed assets and flows of Eaton Vance-distributed separate accounts managed by Hexavest. Eaton Vance receives distribution fees, but not management fees, on these assets, which are not included in Eaton Vance's consolidated assets under management and flows.
(3)	Managed assets and flows of pre-transaction Hexavest clients and post-transaction Hexavest clients in Canada. Eaton Vance receives no management fees or distribution fees on these assets, which are not included in Eaton Vance's consolidated assets under management and flows.

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

Management believes that certain non-U.S. GAAP financial measures, specifically, adjusted net income attributable to Eaton Vance Corp. shareholders and adjusted earnings per diluted share, while not a substitute for U.S. GAAP financial measures, may be effective indicators of the Company’s performance over time. Non-U.S. GAAP financial measures should not be construed to be superior to U.S. GAAP measures. In calculating these non-U.S. GAAP financial measures, net income attributable to Eaton Vance Corp. shareholders and earnings per diluted share are adjusted to exclude items management deems non-operating or non-recurring in nature or otherwise outside the ordinary course of business. These adjustments may include the add back of adjustments made in connection with changes in the estimated redemption value of non-controlling interests in our affiliates redeemable at other than fair value (non-controlling interest value adjustments) and, when applicable, other items such as closed-end fund structuring fees, special dividends, costs associated with retiring debt, tax settlements, tax impact of stock-based compensation shortfall or windfall and non-recurring charges for the effect of the U.S. tax law changes. Management and our Board of Directors, as well as certain of our outside investors, consider these adjusted numbers a measure of the Company’s underlying operating performance. Management believes adjusted net income attributable to Eaton Vance Corp. shareholders and adjusted earnings per diluted share are important indicators of our operations because they exclude items that may not be indicative of, or are unrelated to, our core operating results, and may provide a useful baseline for analyzing trends in our underlying business.

The following table provides a reconciliation of net income attributable to Eaton Vance Corp. shareholders and earnings per diluted share to adjusted net income attributable to Eaton Vance Corp. shareholders and adjusted earnings per diluted share, respectively, for the three months ended January 31, 2018 and 2017:

	Three Months Ended
	January 31,		%
(in thousands, except per share figures)	2018	2017	Change
Net income attributable to Eaton Vance Corp. shareholders	$78,056	$60,711	29%
Revaluation of deferred tax amounts(1)	21,653	-	NM
Loss on write-off of Hexavest option, net of tax(2)	5,660	-	NM
Repatriation of undistributed earnings of foreign subsidiaries(3)	3,014	-	NM
Net excess tax benefit from stock-based compensation plans(4)	(11,862)	-	NM
Non-controlling interest value adjustments(5)	-	(73)	-100%
Adjusted net income attributable to Eaton Vance Corp. shareholders	$96,521	$60,638	59%

Earnings per diluted share	$0.63	$0.53	19%
Revaluation of deferred tax amounts	0.17	-	NM
Loss on write-off of Hexavest option, net of tax	0.05	-	NM
Repatriation of undistributed earnings of foreign subsidiaries	0.02	-	NM
Net excess tax benefit from stock-based compensation plans	(0.09)	-	NM
Non-controlling interest value adjustments	-	-	NM
Adjusted earnings per diluted share	$0.78	$0.53	47%

(1)	Reflects the revaluation of deferred tax assets and deferred tax liabilities resulting from the enactment of the Tax Act on December 22, 2017. Please see page 58 "Income Taxes," for a further discussion of the revaluation of deferred tax amounts.
(2)	Reflects the $6.5 million loss recognized upon expiration of the Company's option to acquire an additional 26 percent ownership interest in Hexavest, net of the associated impact to taxes of $0.8 million.
(3)	Reflects the recognition of incremental tax expense related to the deemed repatriation of foreign earnings considered to be indefinitely reinvested abroad and not previously subject to U.S. taxation. Please see page 58 "Income Taxes," for a further discussion of the repatriation of undistributed earnings of foreign subsidiaries.
(4)	Reflects the impact of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which was adopted in the first quarter of fiscal 2018. Please see page 58 "Income Taxes," for a further discussion of the adoption of ASU 2016-09.
(5)	Please see page 59 "Net Income Attributable to Non-controlling and Other Beneficial Interests," for a further discussion of the non-controlling interest value adjustments referenced above.

The 29 percent increase in net income attributable to Eaton Vance Corp. shareholders in the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017 is attributable primarily to the following:

•	An increase in revenue of $66.5 million, or 19 percent, primarily reflecting growth in average consolidated assets under management, partially offset by lower consolidated average annualized management fee rates.
•	An increase in expenses of $36.1 million, or 14 percent, reflecting increases in compensation, distribution expense, service fee expense, amortization of deferred sales commissions, fund-related expenses and other operating expenses. The increase in compensation expense is driven by higher operating income-based bonus accruals, higher salaries and benefits associated with increased headcount, and higher stock-based compensation, partially offset by a decrease in sales-based bonus accruals. The increase in non-compensation-related costs, including service and distribution fees, fund subsidies, sub-advisory fees paid by the Company, and fund expenses borne by the Company on funds for which it earns an all-in management fee, is attributable primarily to the increase in average fund assets under management subject to these expenses. The increase in other corporate expenses is attributable to higher facilities and other corporate expenses associated with a full quarter of Calvert’s expenses in the first quarter of fiscal 2018, as well as an increase in information technology spending year-over-year.

•	A $2.1 million increase in gains and other investment income, net, primarily related to an increase in interest income, partially offset by an increase in net losses on investments and derivatives driven by the $6.5 million loss recognized in the first quarter of fiscal 2018 recognized upon expiration of the Company’s option to acquire an additional 26 percent ownership interest in 49 percent-owned Hexavest under the terms of the option agreement entered into when the Company acquired its Hexavest position in 2012.
•	A $1.6 million increase in income contribution from a consolidated warehouse-stage collateralized loan obligation (CLO) entity that the Company began consolidating in the fourth quarter of fiscal 2017.
•	An increase in income taxes of $11.9 million, primarily related to a non-recurring charge of $24.7 million to reflect the estimated effect of the changes to the U.S. tax laws enacted under the Tax Cuts and Jobs Act (the Tax Act), partially offset by $11.9 million of net excess tax benefit from stock-based compensation plans recognized from the exercise of stock options and vesting of restricted stock awards during the period.
•	An increase in net income attributable to non-controlling and other beneficial interests of $6.8 million, primarily reflecting an increase in net income attributable to non-controlling interest holders in the Company’s consolidated sponsored funds and majority owned subsidiaries.

Weighted average diluted shares outstanding increased by 9.3 million shares, or 8 percent, in the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017, primarily reflecting an increase in the dilutive effect of in-the-money options and unvested restricted stock, a decrease in the number of shares repurchased and an increase in the number of shares issued upon the vesting of restricted stock and employee option exercises.

Revenue

The following table shows our management fees, distribution and underwriter fees, service fees and other revenue for the three months ended January 31, 2018 and 2017:

	Three Months Ended
	January 31,		%
(in thousands)	2018	2017	Change
Management fees	$366,367	$304,653	20%
Distribution and underwriter fees	20,493	18,959	8%
Service fees	30,844	28,911	7%
Other revenue	3,708	2,436	52%
Total revenue	$421,412	$354,959	19%

Management fees

The increase in management fees in the first quarter of fiscal 2018 from the same period a year earlier is attributable primarily to the 26 percent increase in average consolidated assets under management, partially offset by a decline in our average annualized management fee rate. Excluding performance-based fees, average annualized management fee rates decreased to 33.7 basis points in the first quarter of fiscal 2018 from 35.1 basis points in the first quarter of fiscal 2017. Performance-based fees were -$0.5 million and $0.2 million in the first quarter of fiscal 2018 and 2017, respectively.

Excluding the impact of performance-based fees, the primary drivers of our average annualized management fee rates are the mix of our assets by investment mandate and distribution channel.

Consolidated average management fee rates, excluding performance-based fees, for the three months ended January 31, 2018 and 2017 were as follows:

	Three Months Ended
	January 31,		%
(in basis points on average managed assets)	2018	2017	Change
Equity(1)(2)	60.4	62.8	-4%
Fixed income(1)(2)	36.6	38.9	-6%
Floating-rate income(1)(2)	51.4	52.0	-1%
Alternatives(1)(2)	67.8	62.9	8%
Portfolio implementation(1)	15.0	14.6	3%
Exposure management(1)	5.0	5.2	-4%
Average annualized effective management fee rate(1)	33.7	35.1	-4%

(1)	In the second quarter of fiscal 2017, the Company modified its methodology for calculating average annualized management fee rates for quarterly periods to remove the effect of variations in the number of days in a given quarter. The above presentation of prior period results has been revised for comparability purposes.
(2)	In the second quarter of fiscal 2017, the Company reclassified among investment mandates certain managed assets. Prior period amounts have been revised for comparability purposes.

Average assets under management by investment mandate to which these fee rates apply can be found in the table, “Consolidated Average Assets under Management by Investment Mandate,” on page 43.

Distribution and underwriter fees

Distribution fees, underwriter fees and other distribution income for the three months ended January 31, 2018 and 2017 were as follows:

	Three Months Ended
	January 31,		%
(in thousands)	2018	2017	Change
Distribution fees:
Class A	$871	$164	431%
Class B	124	245	-49%
Class C	14,851	15,136	-2%
Class F	404	123	228%
Class N	32	15	113%
Class R	467	379	23%
Private funds	2,007	1,245	61%
Total distribution fees	$18,756	$17,307	8%
Underwriter fees	672	558	20%
Other distribution income	1,065	1,094	-3%
Total distribution and underwriter fees	$20,493	$18,959	8%

Service fees

Service fee revenue increased 7 percent in the first quarter of fiscal 2018 from the same period a year earlier, primarily reflecting an increase in average assets under management in funds and fund share classes subject to service fees.

Other revenue

Other revenue, which consists primarily of shareholder servicing fees, miscellaneous dealer income and Hexavest-related distribution and service revenue, increased 52 percent in the first quarter of fiscal 2018 from the first quarter of fiscal 2017, reflecting increases in each of the principal components.

Expenses

Operating expenses increased by 14 percent, or $36.1 million, in the first quarter of fiscal 2018 from the same period a year earlier, reflecting increases in compensation, distribution expense, service fee expense, amortization of deferred sales commissions, fund-related expenses and other operating expenses. Expenses in connection with the Company’s NextShares initiative totaled approximately $1.9 million in the first quarter of fiscal 2018, a decrease of 5 percent from $2.0 million in the first quarter of fiscal 2017.

The following table shows our operating expenses for the three months ended January 31, 2018 and 2017:

	Three Months Ended
	January 31,		%
(in thousands)	2018	2017	Change
Compensation and related costs:
Cash compensation	$130,397	$114,836	14%
Stock-based compensation	24,651	20,299	21%
Total compensation and related costs	155,048	135,135	15%
Distribution expense	35,640	31,117	15%
Service fee expense	28,562	26,927	6%
Amortization of deferred sales commissions	4,277	3,854	11%
Fund-related expenses	14,846	10,875	37%
Other expenses	47,239	41,615	14%
Total expenses	$285,612	$249,523	14%

Compensation and related costs

The following table shows our compensation and related costs for the three months ended January 31, 2018 and 2017:

	Three Months Ended
	January 31,		%
(in thousands)	2018	2017	Change
Base salaries and employee benefits	$68,292	$59,533	15%
Stock-based compensation	24,651	20,299	21%
Operating income-based incentives	43,587	34,358	27%
Sales incentives	17,876	20,236	-12%
Other compensation expense	642	709	-9%
Total	$155,048	$135,135	15%

Compensation expense increased by $19.9 million, or 15 percent, in the first quarter of fiscal 2018 from the same period a year earlier. The increase was driven primarily by: (i) an $8.8 million increase in base salaries and employee benefits, reflecting higher headcount, fiscal year-end compensation increases and a corresponding increase in employee benefits; (ii) a $4.3 million increase in stock-based compensation expense, primarily due to year-over-year increases in stock-based compensation awards; (iii) and a $9.2 million increase in operating income-based bonus accruals due to higher pre-bonus adjusted operating income. The increases were partially offset by a $2.4 million decrease in sales-based bonus accruals resulting from a decrease in compensation-eligible sales.

Distribution expense

The following table shows our distribution expense for the three months ended January 31, 2018 and 2017:

	Three Months Ended
	January 31,		%
(in thousands)	2018	2017	Change
Class A share commissions	$427	$767	-44%
Class C share distribution fees	14,600	12,979	12%
Closed-end fund dealer compensation payments	982	958	3%
Intermediary marketing support payments	12,534	11,221	12%
Discretionary marketing expenses	7,097	5,192	37%
Total	$35,640	$31,117	15%

Distribution expense increased $4.5 million, or 15 percent, in the first quarter of fiscal 2018 versus the first quarter of fiscal 2017, primarily attributable to increases in Class C share assets held more than one year on which we pay distribution fees, intermediary marketing support payments to our distribution partners and discretionary marketing expense related to significant corporate initiatives. These increases are partially offset by a decrease in Class A sales on which we pay commissions.

Service fee expense

Service fee expense increased $1.6 million, or 6 percent, in the first quarter of fiscal 2018 from the same period a year earlier, reflecting higher average fund assets retained more than one year in funds and share classes that are subject to service fee payments.

Amortization of deferred sales commissions

Amortization expense increased 11 percent in the first quarter of fiscal 2018 from the same period a year earlier, reflecting higher private fund commission amortization partially offset by lower Class B and Class C share commission amortization. In the first quarter of fiscal 2018, 41 percent of total amortization related to Class C shares and 59 percent to privately offered equity funds. In the first quarter of fiscal 2017, 3 percent of total amortization related to Class B shares, 55 percent to Class C shares and 42 percent to privately offered equity funds.

Fund-related expenses

Fund-related expenses increased $4.0 million, or 37 percent, in the first quarter of fiscal 2018 over the same period a year earlier, reflecting increases in fund subsidies and sub-advisory fees paid attributable primarily to the addition of the Calvert funds, and an increase in fund expenses borne by the Company on funds for which it earns an all-in fee.

Other expenses

The following table shows our other expenses for the three months ended January 31, 2018 and 2017:

	Three Months Ended
	January 31,		%
(in thousands)	2018	2017	Change
Information technology	$21,347	$17,695	21%
Facilities-related	10,691	9,704	10%
Travel	3,939	3,573	10%
Professional services	3,217	2,932	10%
Communications	1,412	1,254	13%
Other corporate expense	6,633	6,457	3%
Total	$47,239	$41,615	14%

Other expenses increased 14 percent in the first quarter of 2018 from the same period a year earlier, primarily attributable to increases in information technology, facilities-related and travel expenses. The increase in information technology expense is attributable primarily to increase in market data, maintenance, project-related consulting and outside custody and back-office service costs. The increase in facilities-related expenses is primarily attributable to increased depreciation and building-related expenses. The increase in travel expense relates to increased travel activity.

Non-operating Income (Expense)

The main categories of non-operating income (expense) for the three months ended January 31, 2018 and 2017 are as follows:

	Three Months Ended
	January 31,		%
(in thousands)	2018	2017	Change
Gains and other investment income, net	$2,598	$494	426%
Interest expense	(5,907)	(7,347)	-20%
Other income (expense) of consolidated CLO entity:
Gains and other investment income, net	1,717	-	NM
Interest expense	(94)	-	NM
Total non-operating expense	$(1,686)	$(6,853)	-75%

Gains and other investment income, net, increased by $2.1 million in the first quarter of fiscal 2018 compared to the same period a year ago, primarily reflecting a $4.5 million increase in interest and other income partially offset by a $1.6 million increase in net losses attributable to investments in sponsored products and a $0.8 million increase in foreign currency losses. The increase in net losses attributable to investments in sponsored products reflects a $6.5 million loss associated with the Company’s determination not to exercise the option to acquire an additional 26 percent ownership interest in Hexavest under the terms of the option agreement entered into when the Company acquired its Hexavest position in 2012.

The $1.4 million decrease in interest expense primarily reflects the May 2017 retirement of $250 million aggregate principal amount of the Company’s 6.5 percent senior notes due October 2, 2017 and the April 2017 issuance of $300 million in aggregate principal amount of 3.5 percent senior notes due April 6, 2027.

The increase in other income (expense) of consolidated CLO entity is a result of income contribution from a consolidated warehouse-stage CLO entity of $1.6 million, which the Company began consolidating in the fourth quarter of fiscal 2017.

Income Taxes

Our effective tax rate, calculated as a percentage of income before income taxes and equity in net income of affiliates, was 36.3 percent in the first quarter of fiscal 2018 and 37.3 percent in the first quarter of fiscal 2017.

On December 22, 2017, the Tax Act was signed into law in the U.S. Among other significant changes, the Tax Act reduced the statutory federal income tax rate for U.S. corporate taxpayers from a maximum of 35 percent to 21 percent and required the deemed repatriation of foreign earnings not previously subject to U.S. taxation. Because the lower federal income tax rate took effect two months into our fiscal year, a blended federal tax rate of 23.3 percent applies to the Company for fiscal 2018.

Our income tax provision for the first quarter of fiscal 2018 includes a non-recurring charge of $24.7 million to reflect the estimated effect of the Tax Act. The non-recurring charge is considered to be a provisional estimate under the U.S. Securities and Exchange Commission Staff Accounting Bulletin 118 (SAB 118) and, based on current interpretation of the tax law changes, includes $21.7 million from the revaluation of our deferred tax assets and liabilities, and $3.0 million for the mandatory deemed repatriation of foreign-sourced net earnings not previously subject to U.S. taxation. The increase in our effective tax rate for the first quarter of fiscal 2018 resulting from this charge was offset by an income tax benefit of $11.9 million related to the exercise of stock options and vesting of restricted stock during the period, and an income tax benefit of $2.9 million related to the net income attributable to redeemable non-controlling interests and other beneficial interests, which is not taxable to the Company. The following table reconciles the statutory federal income tax rate to our effective tax rate for the first quarter of fiscal 2018:

Three Months Ended
January 31, 2018
Statutory U.S. federal income tax rate(1)	23.3%
State income taxes for current year, net of federal income tax benefits	4.3%
Net income attributable to non-controlling and other beneficial interests	-1.8%
Other items	0.9%
Operating effective income tax rate	26.7%
Non-recurring impact of U.S. tax reform	18.4%
Net excess tax benefits from stock-based compensation plans(2)	-8.8%
Effective income tax rate	36.3%

(1)	Statutory U.S. federal income tax rate is a blend of 35 percent and 21 percent based on the number of days in our fiscal year before and after the January 1, 2018 effective date of the reduction in the federal corporate income tax rate pursuant to the Tax Act.
(2)	This amount reflects the impact of Accounting Standard Update 2016-09, Improvements to Employee Share-Based Payment Accounting, which was adopted in the first quarter of fiscal 2018. The Company anticipates that the adoption of this guidance may cause fluctuations in the Company’s effective tax rate, particularly in the first quarter of each fiscal year, when most of the Company’s annual stock-based awards vest.

We continue to carefully evaluate the impact of the Tax Act, certain provisions of which will not take effect for the Company until fiscal 2019, including, but not limited to, the global intangible low-taxed income, foreign-derived intangible income and base erosion anti-abuse tax provisions.

Equity in Net Income of Affiliates, Net of Tax

Equity in net income of affiliates, net of tax, primarily reflects our 49 percent equity interest in Hexavest and our seven percent minority equity interest in a private equity partnership managed by a third party.

The following table summarizes the components of equity in net income of affiliates, net of tax, for the three months ended January 31, 2018 and 2017:

	Three Months Ended
	January 31,		%
(in thousands)	2018	2017	Change
Investment in Hexavest, net of tax and amortization	2,804	2,397	17%
Investment in private equity partnership, net of tax	210	109	93%
Total	$3,014	$2,506	20%

Net Income Attributable to Non-controlling and Other Beneficial Interests

The following table summarizes the components of net income attributable to non-controlling and other beneficial interests for the three months ended January 31, 2018 and 2017:

	Three Months Ended
	January 31,		%
(in thousands)	2018	2017	Change
Consolidated sponsored funds	$(6,300)	$15	NM
Majority-owned subsidiaries	(4,155)	(3,718)	12%
Non-controlling interest value adjustments(1)	-	73	-100%
Net income attributable to non-controlling and other beneficial interests	$(10,455)	$(3,630)	188%

(1)	Relates to non-controlling interests redeemable at other than fair value.

Net income attributable to non-controlling and other beneficial interests is not adjusted for taxes due to the underlying tax status of our consolidated majority-owned subsidiaries, which are treated as partnerships or other pass-through entities for tax purposes.

Changes in Financial Condition, Liquidity and Capital Resources

The following table summarizes certain key financial data relating to our liquidity and capital resources on January 31, 2018 and October 31, 2017 and the use of cash for the three months ended January 31, 2018 and 2017.

Balance Sheet and Cash Flow Data
	January 31,	October 31,
(in thousands)	2018	2017
Balance sheet data:
Assets:
Cash and cash equivalents	$533,316	$610,555
Management fees and other receivables	213,477	200,453
Total liquid assets	$746,793	$811,008

Investments	$1,029,738	$898,192

Liabilities:
Debt	$619,052	$618,843

	Three Months Ended
	January 31,
(in thousands)	2018	2017
Cash flow data:
Operating cash flows	$(59,997)	$(33,350)
Investing cash flows	(46,972)	(50,381)
Financing cash flows	26,008	(21,380)

Liquidity and Capital Resources

Liquid assets consist of cash and cash equivalents and management fees and other receivables. Cash and cash equivalents consist of cash and short-term, highly liquid investments that are readily convertible to cash. Management fees and other receivables primarily represent receivables due from sponsored funds and separately managed accounts for investment advisory and distribution services provided. Liquid assets represented 32 percent and 35 percent of total assets on January 31, 2018 and October 31, 2017, respectively, excluding those assets identified as assets of our consolidated CLO entity. Not included in the liquid asset amounts are $207.5 million and $213.5 million of highly liquid short-term debt securities with remaining maturities between three and 12 months held as of January 31, 2018 and October 31, 2017, respectively, which are included within investments on our Consolidated Balance Sheets. Our seed investments in consolidated funds and separate accounts are not treated as liquid assets because they may be longer term in nature.

The $64.2 million decrease in liquid assets in the first three months of fiscal 2018 primarily reflects cash used for operating activities of $60.0 million, the payment of $37.5 million of dividends to shareholders, the repurchase of $36.3 million of Non-Voting Common Stock, $24.1 million of net purchases of bank loan investments of our consolidated CLO entity, the purchase of additional non-controlling interests for $20.8 million, purchases of available-for-sale investments for $20.3 million and the addition of $2.6 million in equipment and leasehold improvements offset by proceeds from the issuance of Non-Voting Common Stock of $44.3 million in connection with the exercise of employee stock options and other employee stock purchases, proceeds from net subscriptions received from non-controlling interests holders of $51.5 million, net proceeds of $23.9 million from the our consolidated CLO entity’s line of credit issuance, an increase in management fees and other receivables of $13.0 million, an increase in the effect of currency rate changes on cash and cash equivalents of $3.7 million and principal repayments on notes receivable from stock options exercises of $1.0 million.

On January 31, 2018, our debt consisted of $325 million in aggregate principal amount of 3.625 percent Senior Notes due in June 2023 and $300 million in aggregate principal amount of 3.5 percent Senior Notes due in April 2027.

We maintain a $300 million unsecured revolving credit facility with several banks that expires on October 21, 2019. The facility provides that we may borrow at LIBOR-based rates of interest that vary depending on the level of usage of the facility and our credit ratings. The agreement contains financial covenants with respect to leverage and interest coverage and requires us to pay an annual commitment fee on any unused portion. We had no borrowings under our revolving credit facility at January 31, 2018 or at any point during the fiscal quarter. We were in compliance with all debt covenants as of January 31, 2018.

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

Recoverability of our Investments

Our $1.0 billion of investments as of January 31, 2018 consisted of our 49 percent equity interest in Hexavest, positions in Company-sponsored funds and separate accounts entered into for investment and business development purposes, and certain other investments held directly by the Company. Investments in Company-sponsored funds and separate accounts and investments held directly by the Company are generally in liquid debt or equity securities and are carried at fair market value. We test our investments, other than trading and equity method investments, for impairment on a quarterly basis. We evaluate our investments in non-consolidated CLO entities and investments classified as available-for-sale for impairment using quantitative factors, including how long the investment has been in a net unrealized loss position, and qualitative factors, including the credit quality of the underlying issuer and our ability and intent to continue holding the investment. If markets deteriorate in the quarters ahead, our assessment of impairment on a quantitative basis may lead us to impair additional investments in future quarters that were in an unrealized loss position at January 31, 2018.

We test our investments in equity method investees, goodwill and indefinite-lived intangible assets for impairment in the fourth quarter of each fiscal year, or as facts and circumstances indicate that additional analysis is warranted. There have been no significant changes in financial condition in the first three months of fiscal 2018 that would indicate that an impairment loss exists at January 31, 2018.

We periodically review our deferred sales commissions and amortizing identifiable intangible assets for impairment as events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. There have been no significant changes in financial condition in the first three months of fiscal 2018 that would indicate that an impairment loss exists at January 31, 2018.

Operating Cash Flows

Cash used for operating activities totaled $60.0 million in the first three months of fiscal 2018, compared to $33.4 million of cash used for operating activities in the first three months of fiscal 2017. The increase in net cash used for operating activities year-over-year primarily reflects an increase in net cash used to settle accrued compensation, a decrease in net cash used to purchase trading securities and decreases as a result of timing differences in the cash settlements of our other assets and liabilities.

Investing Cash Flows

Cash used for investing activities totaled $47.0 million in the first three months of fiscal 2018 compared to cash used for investing activities of $50.4 million in the first three months of fiscal 2017. The decrease in cash used for investing activities year-over-year is attributable primarily to a decrease in cash paid in acquisition of $52.0 million offset by a net increase in the purchase of investments of $24.4 million, which is primarily attributable to an investment in a non-consolidated CLO entity, and the net purchase of $24.1 million of bank loan investments by our consolidated CLO entity.

Financing Cash Flows

Cash provided by financing activities totaled $26.0 million in the first three months of fiscal 2018 compared to cash used for financing activities of $21.4 million in the first three months of fiscal 2017. The increase in cash provided by financing activities is attributable primarily to proceeds received from the issuance of 2.7 million shares of our Non-Voting Common Stock for $44.3 million and a year-over-year decrease in share repurchases, which totaled $36.3 million in the first quarter of fiscal 2018. As of January 31, 2018, we have authorization to purchase an additional 5.4 million shares under our current share repurchase authorization and anticipate that future repurchases will continue to be an ongoing use of cash. In the first quarter of fiscal 2018, we paid $20.8 million to acquire additional interests in Atlanta Capital and Parametric. Our dividends declared per share were $0.31 in the first quarter of fiscal 2018 compared to $0.28 per share in the first quarter of fiscal 2017. We currently expect to declare and pay quarterly dividends on our Voting and Non-Voting Common Stock comparable to the dividend declared in the first quarter of fiscal 2018.

Contractual Obligations

We have future obligations under various contracts relating to debt, interest payments and operating leases. During the first three months of fiscal 2018, there were no material changes to our contractual obligations as previously reported in our Annual Report on Form 10-K for the year ended October 31, 2017, except as discussed below.

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

We have presented all redeemable non-controlling interests at redemption value on our Consolidated Balance Sheet as of January 31, 2018. We have recorded the current quarter change in the estimated redemption value of non-controlling interests redeemable at fair value as a component of additional paid-in capital. Based on our calculations, the estimated redemption value of our non-controlling interests totaled $304.4 million on January 31, 2018 compared to $250.8 million on October 31, 2017. These interests are all redeemable at fair value. No puts or calls redeemable at other than fair value were outstanding as of January 31, 2018.

Redeemable non-controlling interests as of January 31, 2018 consisted of third-party investors’ ownership in consolidated investment funds of $215.5 million, non-controlling interests in Parametric issued in conjunction with the Parametric Risk Advisors LLC (Parametric Risk Advisors) final put option of $14.7 million and profit interests granted under the long-term incentive plans of Parametric and Atlanta Capital of $46.5 million and $27.7 million, respectively, all of which are redeemable at fair value.

Foreign Subsidiaries

We consider the undistributed earnings of certain of our foreign subsidiaries to be indefinitely reinvested in foreign operations as of January 31, 2018; however, as a result of the Tax Act, an estimated tax of $3.0 million was recognized during the first quarter of fiscal 2018 on these earnings. The calculation of this non-recurring charge was based on the Tax Act, guidance issued by the Internal Revenue Service, and our interpretations of this information. We anticipate additional guidance to be issued by the Internal Revenue Service and continue to monitor interpretative developments and, as a result, this estimated tax charge may change. In light of the changes contained in the Tax Act and as additional guidance becomes available, we may reconsider our repatriation policy.

Off-Balance Sheet Arrangements

We do not invest in any off-balance sheet vehicles that provide financing, liquidity, market or credit risk support or engage in any leasing activities that expose us to any liability that is not reflected in our Consolidated Financial Statements.

Critical Accounting Policies

As of November 1, 2017, the Company has amended its significant accounting policy for stock-based compensation to reflected the adoption of Accounting Standard Update 2016-09, Improvements to Employee Share-Based Payment Accounting. For further details regarding the amended policy, please see Note 1,

“Summary of Significant Accounting Policies” in Item 1, “Consolidated Financial Statements.” There have been no other updates to our critical accounting policies from those disclosed in Management’s Discussion and Analysis of Financial Condition in our Form 10-K for the fiscal year ended October 31, 2017.

Accounting Developments

There have been no material changes in our accounting developments from those previously disclosed in our Annual Report on Form 10-K for the year ended October 31, 2017.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our Quantitative and Qualitative Disclosures About Market Risk from those previously reported in our Form 10-K for the year ended October 31, 2017.

Item 4.	Controls and Procedures

We evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2018. Disclosure controls and procedures are designed to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rule and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), to allow timely decisions regarding required disclosure. Our CEO and CFO participated in this evaluation and concluded that, as of January 31, 2018, our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting that occurred during the first quarter of our fiscal year ended October 31, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1.	Legal Proceedings

There have been no material developments in litigation previously reported in our SEC filings.

Item 1A. Risk Factors

There have been no material changes to our Risk Factors from those previously reported in our Form 10-K for the year ended October 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding purchases by the Company of our Non-Voting Common Stock on a monthly basis during the first quarter of fiscal 2018:

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
November 1, 2017 through November 30, 2017	400,521	$50.83	400,521	5,652,437
December 1, 2017 through December 31, 2017	43,900	$56.73	43,900	5,608,537
January 1, 2018 through January 31, 2018	227,289	$59.37	227,289	5,381,248
Total	671,710	$54.10	671,710	5,381,248

(1)	We announced a share repurchase program on January 11, 2017, which authorized the repurchase of up to 8,000,000 shares of our Non-Voting Common Stock in the open market and in private transactions in accordance with applicable securities laws. This repurchase plan is not subject to an expiration date.

Item 6.	Exhibits

(a)	Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Materials from the Eaton Vance Corp. Quarterly Report on Form 10-Q for the quarter ended January 31, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) related Notes to the Consolidated Financial Statements, tagged in detail (furnished herewith).

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EATON VANCE CORP.
(Registrant)

DATE: March 9, 2018	/s/Laurie G. Hylton
(Signature)
Laurie G. Hylton
Chief Financial Officer

DATE: March 9, 2018	/s/Julie E. Rozen
(Signature)
Julie E. Rozen
Chief Accounting Officer

