Form 10-Q
period 2018-04-30
EATON VANCE CORP
filed 2018-06-06
CIK 350797

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended April 30, 2018

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Outstanding as of April 30, 2018
Non-Voting Common Stock, $0.00390625 par value	119,199,508 shares
Voting Common Stock, $0.00390625 par value	442,932 shares

Eaton Vance Corp.

Form 10-Q

As of April 30, 2018 and for the

Three and Six Month Periods Ended April 30, 2018

Part I - Financial Information

Item 1.  Consolidated Financial Statements (unaudited)

Eaton Vance Corp.

Consolidated Balance Sheets (unaudited)

	April 30,	October 31,
(in thousands)	2018	2017

Assets

Cash and cash equivalents	$511,747	$610,555
Management fees and other receivables	205,940	200,453
Investments	1,090,360	898,192
Assets of consolidated collateralized loan obligation (CLO) entity:
Cash	1,573	-
Bank loan investments	133,867	31,348
Other assets	308	-
Deferred sales commissions	43,520	36,423
Deferred income taxes	37,394	67,100
Equipment and leasehold improvements, net	50,264	48,989
Intangible assets, net	85,334	89,812
Goodwill	259,681	259,681
Loan to affiliate	5,000	5,000
Other assets	73,220	83,348
Total assets	$2,498,208	$2,330,901

See notes to Consolidated Financial Statements.

Eaton Vance Corp.

Consolidated Balance Sheets (unaudited) (continued)

	April 30,	October 31,
(in thousands, except share data)	2018	2017
Liabilities, Temporary Equity and Permanent Equity
Liabilities:
Accrued compensation	$119,078	$207,330
Accounts payable and accrued expenses	77,196	68,115
Dividend payable	45,223	44,634
Debt	619,261	618,843
Liabilities of consolidated CLO entity:
Line of credit	89,686	12,598
Other liabilities	18,624	-
Other liabilities	100,512	116,298
Total liabilities	1,069,580	1,067,818

Commitments and contingencies (Note 18)

Temporary Equity:
Redeemable non-controlling interests	335,301	250,823
Permanent Equity:
Voting Common Stock, par value $0.00390625 per share:
Authorized, 1,280,000 shares
Issued and outstanding, 442,932 and 442,932 shares, respectively	2	2
Non-Voting Common Stock, par value $0.00390625 per share:
Authorized, 190,720,000 shares
Issued and outstanding, 119,199,508 and 118,077,872 shares, respectively	466	461
Additional paid-in capital	124,814	148,284
Notes receivable from stock option exercises	(9,376)	(11,112)
Accumulated other comprehensive loss	(44,473)	(47,474)
Retained earnings	1,021,041	921,235
Total Eaton Vance Corp. shareholders’ equity	1,092,474	1,011,396
Non-redeemable non-controlling interests	853	864
Total permanent equity	1,093,327	1,012,260
Total liabilities, temporary equity and permanent equity	$2,498,208	$2,330,901

See notes to Consolidated Financial Statements.

Eaton Vance Corp.

Consolidated Statements of Income (unaudited)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(in thousands, except per share data)	2018	2017	2018	2017
Revenue:
Management fees	$361,009	$321,629	$727,376	$626,282
Distribution and underwriter fees	19,801	19,918	40,294	38,877
Service fees	29,831	30,067	60,675	58,978
Other revenue	3,620	3,018	7,328	5,454
Total revenue	414,261	374,632	835,673	729,591
Expenses:
Compensation and related costs	147,989	135,467	303,037	270,602
Distribution expense	34,534	32,007	70,174	63,124
Service fee expense	27,329	27,827	55,891	54,754
Amortization of deferred sales commissions	4,428	4,026	8,705	7,880
Fund-related expenses	15,333	11,848	30,179	22,723
Other expenses	51,962	45,537	99,201	87,152
Total expenses	281,575	256,712	567,187	506,235
Operating income	132,686	117,920	268,486	223,356
Non-operating income (expense):
Gains (losses) and other investment income, net	(261)	9,288	2,337	9,782
Interest expense	(5,903)	(8,065)	(11,810)	(15,412)
Other income (expense) of consolidated CLO Entity:
Gains and other investment income, net	1,259	-	2,976	-
Interest and other expense	(444)	-	(538)	-
Total non-operating income (expense)	(5,349)	1,223	(7,035)	(5,630)
Income before income taxes and equity in net income of affiliates	127,337	119,143	261,451	217,726
Income taxes	(34,044)	(44,654)	(82,661)	(81,402)
Equity in net income of affiliates, net of tax	3,113	3,144	6,127	5,650
Net income	96,406	77,633	184,917	141,974
Net (income) loss attributable to non-controlling and other beneficial interests	195	(5,658)	(10,260)	(9,288)
Net income attributable to Eaton Vance Corp. shareholders	$96,601	$71,975	$174,657	$132,686
Earnings per share:
Basic	$0.84	$0.65	$1.51	$1.20
Diluted	$0.78	$0.62	$1.41	$1.15
Weighted average shares outstanding:
Basic	115,625	110,875	115,448	110,375
Diluted	123,779	115,962	123,912	115,188
Dividends declared per share	$0.31	$0.28	$0.62	$0.56

See notes to Consolidated Financial Statements.

Eaton Vance Corp.

Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(in thousands)	2018	2017	2018	2017

Net income	$96,406	$77,633	$184,917	$141,974
Other comprehensive income (loss):
Unrealized loss on cash flow hedges, net of tax	-	(413)	-	(413)
Amortization of net gains (losses) on cash flow hedges, net of tax	(25)	5	(50)	9
Unrealized gains on available-for-sale investments and reclassification adjustments, net of tax	312	325	1,032	652
Foreign currency translation adjustments, net of tax	(10,066)	(8,526)	2,019	(2,729)
Other comprehensive income (loss), net of tax	(9,779)	(8,609)	3,001	(2,481)
Total comprehensive income	86,627	69,024	187,918	139,493
Comprehensive (income) loss attributable to non-controlling and other beneficial interests	195	(5,658)	(10,260)	(9,288)
Total comprehensive income attributable to Eaton Vance Corp. shareholders	$86,822	$63,366	$177,658	$130,205

See notes to Consolidated Financial Statements.

Eaton Vance Corp.

Consolidated Statements of Shareholders’ Equity (unaudited)

	Permanent Equity								Temporary Equity
(in thousands)	Voting Common Stock	Non-Voting Common Stock	Additional Paid-In Capital	Notes Receivable from Stock Option Exercises	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non- Redeemable Non- Controlling Interests	Total Permanent Equity	Redeemable Non- Controlling Interests
Balance, November 1, 2017	$2	$461	$148,284	$(11,112)	$(47,474)	$921,235	$864	$1,012,260	$250,823
Cumulative effect adjustment upon adoption of new accounting standard (ASU 2016-09)	-	-	675	-	-	(523)	-	152	-
Net income	-	-	-	-	-	174,657	1,456	176,113	8,804
Other comprehensive income	-	-	-	-	3,001	-	-	3,001	-
Dividends declared ($0.62 per share)	-	-	-	-	-	(74,328)	-	(74,328)	-
Issuance of Non-Voting Common Stock:
On exercise of stock options	-	7	49,579	(775)	-	-	-	48,811	-
Under employee stock purchase plans	-	-	1,549	-	-	-	-	1,549	-
Under employee stock purchase incentive plan	-	-	3,349	-	-	-	-	3,349	-
Under restricted stock plan, net of forfeitures	-	6	-	-	-	-	-	6	-
Stock-based compensation	-	-	44,508	-	-	-	-	44,508	-
Tax benefit of non-controlling interest repurchases	-	-	2,030	-	-	-	-	2,030	-
Repurchase of Non-Voting Common Stock	-	(8)	(109,459)	-	-	-	-	(109,467)	-
Principal repayments on notes receivable from stock option exercises	-	-	-	2,511	-	-	-	2,511	-
Net subscriptions (redemptions/distributions) of non-controlling interest holders	-	-	-	-	-	-	(1,501)	(1,501)	68,934
Net consolidations (deconsolidations) of sponsored investment funds and CLO entities	-	-	-	-	-	-	-	-	(488)
Reclass to temporary equity	-	-	-	-	-	-	34	34	(34)
Purchase of non-controlling interests	-	-	-	-	-	-	-	-	(8,439)
Changes in redemption value of non-controlling interests redeemable at fair value	-	-	(15,701)	-	-	-	-	(15,701)	15,701
Balance, April 30, 2018	$2	$466	$124,814	$(9,376)	$(44,473)	$1,021,041	$853	$1,093,327	$335,301

See notes to Consolidated Financial Statements.

Eaton Vance Corp.

Consolidated Statements of Shareholders’ Equity (unaudited) (continued)

	Permanent Equity								Temporary Equity
(in thousands)	Voting Common Stock	Non-Voting Common Stock	Additional Paid-In Capital	Notes Receivable from Stock Option Exercises	Accumulated Other Comprehensive Loss	Retained Earnings	Non- Redeemable Non- Controlling Interests	Total Permanent Equity	Redeemable Non- Controlling Interests
Balance, November 1, 2016	$2	$444	$-	$(12,074)	$(57,583)	$773,000	$786	$704,575	$109,028
Net income	-	-	-	-	-	132,686	1,837	134,523	7,451
Other comprehensive loss	-	-	-	-	(2,481)	-	-	(2,481)	-
Dividends declared ($0.56 per share)	-	-	-	-	-	(64,559)	-	(64,559)	-
Issuance of Non-Voting Common Stock:
On exercise of stock options	-	6	41,873	(771)	-	-	-	41,108	-
Under employee stock purchase plans	-	-	1,516	-	-	-	-	1,516	-
Under employee stock purchase incentive plan	-	-	2,791	-	-	-	-	2,791	-
Under restricted stock plan, net of forfeitures	-	6	-	-	-	-	-	6	-
Stock-based compensation	-	-	39,214	-	-	-	-	39,214	-
Tax benefit of stock option exercises and vesting of restricted stock awards	-	-	7,183	-	-	-	-	7,183	-
Tax benefit of non-controlling interest repurchases	-	-	3,659	-	-	-	-	3,659	-
Repurchase of Non-Voting Common Stock	-	(7)	(78,977)	-	-	-	-	(78,984)	-
Principal repayments on notes receivable from stock option exercises	-	-	-	2,660	-	-	-	2,660	-
Net subscriptions (redemptions/distributions) of non-controlling interest holders	-	-	-	-	-	-	(1,797)	(1,797)	90,509
Net consolidations (deconsolidations) of sponsored investment funds	-	-	-	-	-	-	-	-	(488)
Reclass to temporary equity	-	-	-	-	-	-	(64)	(64)	64
Purchase of non-controlling interests	-	-	-	-	-	-	-	-	(7,310)
Changes in redemption value of non-controlling interests at fair value	-	-	(860)	-	-	-	-	(860)	860
Balance, April 30, 2017	$2	$449	$16,399	$(10,185)	$(60,064)	$841,127	$762	$788,490	$200,114

See notes to Consolidated Financial Statements.

Eaton Vance Corp.

Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended
	April 30,
(in thousands)	2018	2017

Cash Flows From Operating Activities:
Net income	$184,917	$141,974
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,439	10,328
Unamortized loss on derivative instrument	-	(684)
Amortization of deferred sales commissions	8,705	7,884
Stock-based compensation	44,508	39,214
Deferred income taxes	29,935	8,823
Net losses on investments and derivatives	6,809	453
Loss on write-off of Hexavest option	6,523	-
Equity in net income of affiliates, net of amortization	(6,127)	(5,650)
Dividends received from affiliates	6,080	5,100
Consolidated CLO entity’s operating activities:
Net gains on bank loans investments	(1,085)	-
Net increase in other assets, including cash	(1,881)	-
Changes in operating assets and liabilities:
Management fees and other receivables	(5,491)	(5,083)
Investments in trading securities	(185,054)	(162,692)
Deferred sales commissions	(15,803)	(13,280)
Other assets	18,758	8,406
Accrued compensation	(88,375)	(73,589)
Accounts payable and accrued expenses	8,042	4,550
Other liabilities	(15,340)	55,129
Net cash provided by operating activities	7,560	20,883
Cash Flows From Investing Activities:
Additions to equipment and leasehold improvements	(7,707)	(6,066)
Net cash paid in acquisition	-	(63,605)
Proceeds from sale of investments	11,758	5,992
Purchase of investments	(25,241)	(67)
Consolidated CLO entity’s investing activities:
Proceeds from sales of bank loan investments	32,953	-
Purchase of bank loan investments	(115,763)	-
Net cash used for investing activities	(104,000)	(63,746)

See notes to Consolidated Financial Statements.

Eaton Vance Corp.

Consolidated Statements of Cash Flows (unaudited) (continued)

	Six Months Ended
	April 30,
(in thousands)	2018	2017

Cash Flows From Financing Activities:
Purchase of additional non-controlling interest	(20,818)	(9,451)
Debt issuance costs	-	(2,761)
Proceeds from issuance of debt	-	298,896
Proceeds from issuance of Non-Voting Common Stock	53,715	45,421
Repurchase of Non-Voting Common Stock	(109,467)	(78,984)
Principal repayments on notes receivable from stock option exercises	2,511	2,660
Dividends paid	(73,740)	(63,005)
Net subscriptions received from (redemptions/distributions paid to) non-controlling interest holders	67,501	88,859
Consolidated CLO entity’s financing activities:
Proceeds from line of credit	77,088	-
Net cash (used for) provided by financing activities	(3,210)	281,635
Effect of currency rate changes on cash and cash equivalents	842	512
Net increase (decrease) in cash and cash equivalents	(98,808)	239,284
Cash and cash equivalents, beginning of period	610,555	424,174
Cash and cash equivalents, end of period	$511,747	$663,458

Supplemental Cash Flow Information:
Cash paid for interest	$11,330	$14,205
Cash paid for interest by consolidated CLO entity	493	-
Cash paid for income taxes, net of refunds	66,553	40,367
Supplemental Disclosure of Non-Cash Information:
Increase in equipment and leasehold improvements due to non-cash additions	$968	$110
Exercise of stock options through issuance of notes receivable	775	771
Increase in non-controlling interest due to net consolidation (deconsolidation) of sponsored investment funds	77,768	73,843
Increase in bank loan investments of consolidated CLO entity due to unsettled purchases	18,624	-
Non-controlling interest call option exercise recorded in other liabilities	-	320

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

Adoption of new accounting standards

In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update, Improvements to Employee Share-Based Payment Accounting (ASU 2016-09), which simplifies certain aspects of the accounting for share-based payment transactions. The Company adopted ASU 2016-09 as of November 1, 2017. One of the impacts of adoption is that excess tax benefits or tax deficiencies related to the exercise of stock options and vesting of restricted stock awards are no longer recognized in additional paid-in capital but rather as an income tax benefit or income tax expense in the period of vesting or settlement. This provision requires a prospective approach to adoption. During the three and six months ended April 30, 2018, the Company recognized excess tax benefits of $1.9 million and $13.7 million, respectively, attributable to the exercise of stock options and vesting of restricted stock awards in conjunction with the adoption of this ASU.

This guidance also requires that the excess tax benefits or tax deficiencies described above be classified as an operating cash flow within the Consolidated Statements of Cash Flows as opposed to a financing cash flow, as previously reported. The Company elected to use a retrospective approach to the adoption of this provision. As a result, the excess tax benefit of $8.2 million recognized for the six months ended April 30, 2017 was reclassified out of financing activities and into operating activities.

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

The following table sets forth the balances related to consolidated sponsored funds at April 30, 2018 and October 31, 2017, as well as the Company’s interest in these funds:

(in thousands)	April 30, 2018	October 31, 2017
Investments	$505,442	$401,726
Other assets	9,831	13,537
Other liabilities	(44,405)	(50,314)
Redeemable non-controlling interests	(231,829)	(154,061)
Interest in consolidated sponsored funds	$239,039	$210,888

3.	Investments

The following is a summary of investments at April 30, 2018 and October 31, 2017:

(in thousands)	April 30, 2018	October 31, 2017
Investment securities, trading:
Short-term debt securities	$279,723	$213,537
Consolidated sponsored funds	505,442	401,726
Separately managed accounts	100,486	93,113
Total investment securities, trading	885,651	708,376
Investment securities, available-for-sale	23,897	22,465
Investments in non-consolidated CLO entities	16,049	3,609
Investments in equity method investees	145,889	144,911
Investments, other	18,874	18,831
Total investments(1)	$1,090,360	$898,192

(1) Excludes bank loan investments held by a consolidated warehouse-stage CLO entity, which is discussed in Note 5.

Investment securities, trading

The following is a summary of the fair value of investments classified as trading at April 30, 2018 and October 31, 2017:

(in thousands)	April 30, 2018	October 31, 2017
Short-term debt securities	$279,723	$213,537
Other debt securities	389,230	313,351
Equity securities	216,698	181,488
Total investment securities, trading	$885,651	$708,376

The Company recognized gains (losses) related to trading securities still held at the reporting date of $(14.2) million and $6.3 million for the three months ended April 30, 2018 and 2017, respectively, and $(7.0) million and $8.6 million for the six months ended April 30, 2018 and 2017, respectively, within gains (losses) and other investment income, net, on the Company’s Consolidated Statements of Income.

Investment securities, available-for-sale

The following is a summary of the gross unrealized gains and losses included in accumulated other comprehensive income (loss) related to securities classified as available-for-sale at April 30, 2018 and October 31, 2017:

April 30, 2018		Gross Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
Investment securities, available-for-sale	$15,811	$8,106	$(20)	$23,897

October 31, 2017		Gross Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
Investment securities, available-for-sale	$15,755	$6,718	$(8)	$22,465

Net unrealized holding gains (losses) on investment securities classified as available-for-sale included in other comprehensive income (loss) on the Company’s Consolidated Statements of Comprehensive Income were $0.4 million and $0.5 million for the three months ended April 30, 2018 and 2017, respectively, and $1.4 million and $1.1 million for the six months ended April 30, 2018 and 2017, respectively.

The Company did not recognize any impairment losses on investment securities classified as available-for-sale during the three and six months ended April 30, 2018 or 2017.

The aggregate fair value of available-for-sale investments in an unrealized loss position at April 30, 2018 was $0.6 million; unrealized losses related to these investments totaled $20,000. No investment with a gross unrealized loss has been in a loss position for greater than one year.

The following is a summary of the Company’s realized gains and losses recognized upon disposition of investments classified as available-for-sale for the three and six months ended April 30, 2018 and 2017:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(in thousands)	2018	2017	2018	2017
Gains	$-	$-	$5	$204
Losses	(110)	(1)	(110)	(1)
Net realized gains (losses)	$(110)	$(1)	$(105)	$203

Investments in equity method investees

The Company has a 49 percent interest in Hexavest Inc. (Hexavest), a Montreal, Canada-based investment adviser. The carrying value of this investment was $142.3 million and $142.0 million at April 30, 2018 and October 31, 2017, respectively. At April 30, 2018, the Company’s investment in Hexavest consisted of $6.3 million of equity in the net assets of Hexavest, definite-lived intangible assets of $22.8 million and goodwill of $119.3 million, net of a deferred tax liability of $6.1 million. At October 31, 2017, the Company’s investment in Hexavest consisted of $6.1 million of equity in the net assets of Hexavest, definite-lived intangible assets of $23.7 million and goodwill of $118.6 million, net of a deferred tax liability of $6.4 million. The Company’s investment in Hexavest is denominated in Canadian dollars and is subject to foreign currency translation adjustments, which are recorded in accumulated other comprehensive income (loss). The year-to-date change in the carrying value of goodwill is entirely attributable to foreign currency translation adjustments.

The Company also has a seven percent equity interest in a private equity partnership managed by a third party that invests in companies in the financial services industry. The Company’s investment in the partnership was $3.6 million and $2.9 million at April 30, 2018 and October 31, 2017, respectively.

The Company did not recognize any impairment losses related to its investments in equity method investees during the three and six months ended April 30, 2018 or 2017.

During the six months ended April 30, 2018 and 2017, the Company received dividends of $6.1 million and $5.1 million, respectively, from its investments in equity method investees.

Investments, other

Investments, other, which totaled $18.9 million and $18.8 million at April 30, 2018 and October 31, 2017, respectively, primarily consists of investments carried at cost.

During the fiscal year ended October 31, 2016, the Company participated as lead investor in an equity financing in SigFig, an independent San Francisco-based wealth management technology firm. The carrying value of the Company’s investment in SigFig was $17.0 million at both April 30, 2018 and October 31, 2017.

4.	Derivative Financial Instruments

Derivative financial instruments designated as cash flow hedges

In April 2017, the Company issued $300.0 million in aggregate principal amount of 3.5 percent ten-year senior notes due April 6, 2027 (2027 Senior Notes). The Company entered into a Treasury lock transaction with a notional amount of $125.0 million and concurrently designated the Treasury lock as a cash flow hedge of its exposure to variability in the forecasted semi-annual interest payments on $125.0 million of principal outstanding on the 2027 Senior Notes. The benchmark U.S. Treasury rate declined from the time the Treasury lock was entered into until the time the 2027 Senior Notes were priced, and the Treasury lock was net settled for cash at a loss of $0.7 million. The Treasury lock was determined to be a highly effective cash flow hedge and the entire $0.7 million loss, net of the associated deferred tax benefit of $0.3 million, was recorded in other comprehensive income (loss), net of tax. During the three months ended April 30, 2018 and 2017, the Company reclassified $17,000 and $3,000, respectively, of this deferred loss into interest expense. During the six months ended April 30, 2018 and 2017, the Company reclassified $34,000 and $3,000, respectively, of this deferred loss into interest expense. The Company will reclassify the remaining $0.6 million of unamortized loss as of April 30, 2018 to earnings as a component of interest expense over the remaining term of the debt. During the next twelve months, the Company expects to reclassify approximately $68,000 of the loss into interest expense.

In fiscal 2013, the Company entered into a forward-starting interest rate swap in connection with the offering of its 3.625 percent unsecured senior notes due June 15, 2023 (2023 Senior Notes) and recorded the unamortized gain on the swap in other comprehensive income (loss), net of tax. The Company reclassified $50,000 and $0.1 million of the deferred gain into interest expense during both the three and six months ended April 30, 2018 and 2017, respectively, and will reclassify the remaining $1.0 million of unamortized gain as of April 30, 2018 to earnings as a component of interest expense over the remaining term of the debt. During the next twelve months, the Company expects to reclassify approximately $0.2 million of the gain into interest expense.

Other derivative financial instruments not designated for hedge accounting

The Company utilizes stock index futures contracts, total return swap contracts, foreign exchange contracts, commodity futures contracts, currency futures contracts and interest rate futures contracts to hedge the market and currency risks associated with its investments in certain consolidated seed investments.

The Company was a party to the following derivative financial instruments at April 30, 2018 and October 31, 2017:

	April 30, 2018		October 31, 2017
	Number of Contracts	Notional Value (in millions)	Number of Contracts	Notional Value (in millions)
Stock index futures contracts	1,411	$117.8	1,470	$118.1
Total return swap contracts	3	$106.5	2	$50.2
Foreign exchange contracts	20	$19.4	31	$28.1
Commodity futures contracts	183	$10.1	213	$10.2
Currency futures contracts	143	$14.4	131	$14.5
Interest rate futures contracts	121	$24.4	134	$25.6

The Company has not designated any of these derivative contracts as hedging instruments for accounting purposes. The derivative contracts outstanding, and the notional values they represent at April 30, 2018 and October 31, 2017, are representative of derivative balances throughout each respective period.

The Company has not elected to offset fair value amounts related to derivative instruments executed with the same counterparty under master netting arrangements; as a result, the Company records all derivative financial instruments as either other assets or other liabilities, gross, on its Consolidated Balance Sheets and measures them at fair value. The following tables present the fair value of derivative financial instruments not designated for hedge accounting and how they are reflected in the Company’s Consolidated Financial Statements as of April 30, 2018 and October 31, 2017:

	April 30, 2018		October 31, 2017
(in thousands)	Other Assets	Other Liabilities	Other Assets	Other Liabilities
Stock index futures contracts	$1,756	$849	$330	$3,021
Total return swap contracts	-	1,579	-	570
Foreign exchange contracts	239	172	650	60
Commodity futures contracts	130	84	63	120
Currency futures contracts	185	165	327	178
Interest rate futures contracts	40	138	48	226
Total	$2,350	$2,987	$1,418	$4,175

Changes in the fair value of derivative contracts are recognized in gains (losses) and other investment income, net (see Note 13). The Company recognized the following net gains (losses) on derivative financial instruments for the three and six months ended April 30, 2018 and 2017:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(in thousands)	2018	2017	2018	2017
Stock index futures contracts	$5,719	$(7,097)	$(1,937)	$(13,030)
Total return swap contracts	(364)	(1,011)	(990)	(1,975)
Foreign exchange contracts	270	(369)	(629)	(397)
Commodity futures contracts	(317)	(2)	(720)	(2)
Currency futures contracts	89	(10)	3	(10)
Interest rate futures contracts	(103)	-	(18)	-
Total	$5,294	$(8,489)	$(4,291)	$(15,414)

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

Consolidated CLO entities

As of April 30, 2018 and October 31, 2017, the Company deems itself to be the primary beneficiary of one non-recourse CLO entity, namely, Eaton Vance CLO 2017-1 (CLO 2017-1), a warehousing phase CLO entity.

Eaton Vance CLO 2017-1 (CLO 2017-1)

The Company established CLO 2017-1 on August 24, 2017. CLO 2017-1 was in the warehousing phase as of April 30, 2018 and October 31, 2017. The Company contributed $18.8 million in capital at the inception of the entity and concurrently entered into a credit facility agreement with a third-party lender to provide CLO 2017-1 with a $160.0 million non-recourse revolving line of credit. The credit facility agreement requires the Company to maintain certain levels of contributed capital relative to the total outstanding borrowings under the line of credit. During the second quarter of fiscal 2018, the Company made an additional capital contribution of $6.2 million in order to increase the level of funding available for borrowing under the line of credit. At April 30, 2018 and October 31, 2017, $89.7 million and $12.6 million, respectively, was outstanding under this revolving line of credit. As collateral manager, the Company has the unilateral ability to liquidate CLO 2017-1 without cause, a right that, by definition, provides the Company with the power to direct the activities that most significantly impact the economic performance of the entity. The Company’s investment in CLO 2017-1 serves as first-loss protection to the third-party lender and provides the Company with an obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the entity. Accordingly, the Company deems itself to be the primary beneficiary of CLO 2017-1 from establishment of the warehouse on August 24, 2017.

During the warehouse phase, the Company, acting as collateral manager and subject to the approval of the third-party lender, intends to use its capital contributions along with the proceeds from the revolving line of credit to accumulate a portfolio of commercial bank loan investments in open market purchases in an amount sufficient for eventual securitization. The Company has no right to receive the benefits from, nor does the Company bear the risks associated with, the commercial bank loan investments held by CLO 2017-1 beyond the Company’s capital contributions. In the event of default, recourse to the Company is limited to its investment in the warehouse. The Company does not earn any collateral management fees from CLO 2017-1 during the warehousing phase. The Company will be the collateral manager of the CLO entity during the securitization phase.

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

The Company’s total capital contributions of $25.0 million to CLO 2017-1 were eliminated in consolidation. Upon consolidation, the Company irrevocably elected to subsequently measure the commercial bank loan investments at fair value using the fair value option.

The following table presents, as of April 30, 2018, the fair value of CLO 2017-1’s assets that are subject to fair value accounting:

April 30, 2018
	CLO Bank Loan Investments
(in thousands)	Total CLO Bank Loan Investments	90 Days or More Past Due
Unpaid principal balance	$132,782	$-
Unpaid principal balance over fair value	1,085	-
Fair value	$133,867	$-

As of October 31, 2017, the unpaid principal balance of the commercial bank loan investments approximated fair value, and there were no unpaid principal balances of such loans that were 90 days or more past due or in non-accrual status. Disclosure of the fair value of bank loan investments at April 30, 2018 and October 31, 2017, is included in Note 6.

The Company did not elect the fair value option for amounts outstanding under the revolving line of credit upon the initial consolidation of CLO 2017-1 as these liabilities are temporary in nature. Disclosure of the fair value of amounts outstanding under the revolving line of credit is included in Note 7. If the Company determines it is the primary beneficiary of CLO 2017-1 during the securitization phase, the Company intends to irrevocably elect the fair value option for the note obligations of CLO 2017-1 upon their issuance, mitigating any potential accounting mismatches between the carrying value of the note obligations to be issued during the securitization phase and the carrying value of the commercial bank loan investments held to provide the cash flows for those note obligations.

Changes in the fair values of CLO 2017-1’s bank loan investments resulted in net gains of $0.2 million and $1.1 million for the three and six months ended April 30, 2018, respectively. These amounts are recorded in gains and other investment income, net, of consolidated CLO entity on the Company’s Consolidated Statements of Income. For the three and six months ended April 30, 2018, the Company recorded net income of $0.8 million and $2.4 million, respectively, related to CLO 2017-1, all of which was recorded as net income attributable to Eaton Vance Corp. shareholders.

Eaton Vance CLO 2015-1 (CLO 2015-1)

On November 1, 2017, the Company purchased 100 percent of the equity interests in CLO 2015-1 for $26.7 million and reconsidered whether it was the primary beneficiary of CLO 2015-1 as of that date. As collateral manager, the Company had the power to direct the activities that most significantly impact the economic performance of the entity. The Company’s newly acquired equity interest provided it with an obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the entity. Accordingly, the Company deemed itself to be the primary beneficiary of CLO 2015-1 as of November 1, 2017. On December 8, 2017, the Company sold 95 percent of its equity interest in CLO 2015-1 for $24.7 million and recognized a loss on disposal of $0.6 million, which is included in gains and other investment income, net, on the Company’s Consolidated Statement of Income for the six months ended April 30, 2018. The transaction settled on December 22, 2017. Although the Company continues to serve as collateral manager of the entity, and therefore has the power to direct the activities that most significantly impact the economic performance of the entity, the Company determined that it no longer has an obligation to absorb losses of, or the right to receive benefits that could potentially be significant to CLO 2015-1. As a result, the Company concluded that it is no longer the primary beneficiary and therefore deconsolidated CLO 2015-1 during the first quarter of fiscal 2018.

On April 13, 2018, the Company sold certain of its investments in the senior debt tranches of CLO 2015-1 with an aggregate par value of $6.7 million and received total proceeds of $6.6 million from the sale, consisting of principal and accrued interest. The Company recognized a loss of $0.1 million on the sale, which is included in gains and other investment income, net on the Company’s Consolidated Statements of Income for the three and six months ended April 30, 2018. The Company maintains its remaining 5 percent equity interest in CLO 2015-1 as an investment in non-consolidated CLO entities. In addition to the 5 percent equity interest, the Company holds $12.3 million in senior debt of the CLO, resulting in a total investment of $13.6 million in CLO 2015-1 as of April 30, 2018.

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

Non-consolidated CLO entities

The Company is not deemed to be the primary beneficiary of several CLO entities in which it holds variable interests that consist of direct investments and management fees (including subordinated management fees) earned from managing the collateral of these CLO entities. In its role as collateral manager, the Company often has the power to direct the activities that most significantly impact the economic performance of these CLO entities. In developing its conclusion that it is not the primary beneficiary of these entities, the Company determined that for certain of these entities, although it has variable interests in each by virtue of its beneficial interests therein and the collateral management fees it receives, its variable interests neither individually nor in the aggregate represent an obligation to absorb losses of, or a right to receive benefits from, any such entity that could potentially be significant to that entity. Quantitative factors supporting the Company’s qualitative conclusion in each case included the relative size of the Company’s beneficial interest and the overall magnitude and design of the collateral management fees within each structure.

The Company’s maximum exposure to losses with respect to these managed CLO entities is limited to the carrying value of its investments in, and collateral management fees receivable from, these entities as of April 30, 2018. Additional information regarding the Company’s investments in non-consolidated CLO entities is included in Note 3. Collateral management fees receivable for these entities totaled $0.2 million and $0.4 million on April 30, 2018 and October 31, 2017, respectively. Investors in these CLO entities have no recourse against the Company for any losses sustained in the CLO structures. The Company did not provide any financial or other support to these entities that it was not previously contractually required to provide in any of the periods presented. Income from these entities is recorded as a component of gains (losses) and other investment income, net, in the Company’s Consolidated Statements of Income, based upon projected investment yields.

Other entities

The Company holds variable interests in, but is not deemed to be the primary beneficiary of, certain sponsored privately offered equity funds with total assets of $20.1 billion and $18.1 billion on April 30, 2018 and October 31, 2017, respectively. The Company’s variable interests in these entities consist of the Company’s direct ownership therein, which in each case is insignificant relative to the total ownership of the fund, and any investment advisory fees earned but uncollected. The Company held investments in these entities totaling $2.9 million and $2.7 million on April 30, 2018 and October 31, 2017, respectively, and investment advisory fees receivable totaling $1.2 million and $1.1 million on April 30, 2018 and October 31, 2017, respectively. The Company did not provide any financial or other support to these entities that it was not contractually required to provide in any of the periods presented. The Company’s risk of loss with respect to these managed entities is limited to the carrying value of its investments in, and investment advisory fees receivable from, the entities as of April 30, 2018. The Company does not consolidate these VIEs because it does not have the obligation to absorb losses of the VIE’s that could potentially be significant to the VIEs or right to receive benefits that could potentially be significant to the VIE.

The Company’s investments in privately offered equity funds are carried at fair value and included in investment securities, available-for-sale, which are disclosed as a component of investments in Note 3. The Company records any change in fair value, net of tax, in other comprehensive income (loss).

The Company also holds a variable interest in, but is not deemed to be the primary beneficiary of, a private equity partnership managed by a third party that invests in companies in the financial services industry. The Company’s variable interest in this entity consists of the Company’s direct ownership in the private equity partnership, equal to $3.6 million and $2.9 million at April 30, 2018 and October 31, 2017, respectively. The Company did not provide any financial or other support to this entity. The Company’s risk of loss with respect to the private equity partnership is limited to the carrying value of its investment in the entity as of April 30, 2018. The Company does not consolidate this VIE because the Company does not hold the power to direct the activities that most significantly impact the VIE.

The Company’s investment in the private equity partnership is accounted for as an equity method investment and disclosures related to this entity are included in Note 3 under the heading investments in equity method investees.

6.	Fair Value of Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables summarize financial assets and liabilities measured at fair value on a recurring basis and their assigned levels within the valuation hierarchy at April 30, 2018 and October 31, 2017:

April 30, 2018
(in thousands)	Level 1	Level 2	Level 3	Other Assets Not Held at Fair Value	Total
Financial assets:
Cash equivalents	$22,848	$179,778	$-	$-	$202,626
Investments:
Investment securities, trading:
Short-term debt securities	-	279,723	-	-	279,723
Other debt securities	14,826	374,404	-	-	389,230
Equity securities	143,910	72,788	-	-	216,698
Investment securities, available-for-sale	9,450	14,447	-	-	23,897
Investments in non-consolidated CLO entities(1)	-	-	-	16,049	16,049
Investments in equity method investees(2)	-	-	-	145,889	145,889
Investments, other(3)	-	189	-	18,685	18,874
Derivative instruments	-	2,350	-	-	2,350
Assets of consolidated CLO entity:
Bank loan investments	-	133,867	-	-	133,867
Total financial assets	$191,034	$1,057,546	$-	$180,623	$1,429,203

Financial liabilities:
Derivative instruments	$-	$2,987	$-	$-	$2,987
Total financial liabilities	$-	$2,987	$-	$-	$2,987

October 31, 2017
(in thousands)	Level 1	Level 2	Level 3	Other Assets Not Held at Fair Value	Total
Financial assets:
Cash equivalents	$24,811	$97,571	$-	$-	$122,382
Investments:
Investment securities, trading:
Short-term debt securities	-	213,537	-	-	213,537
Other debt securities	17,255	296,096	-	-	313,351
Equity securities	125,689	55,799	-	-	181,488
Investment securities, available-for-sale	8,938	13,527	-	-	22,465
Investments in non-consolidated CLO entities(1)	-	-	-	3,609	3,609
Investments in equity method investees(2)	-	-	-	144,911	144,911
Investments, other(3)	-	146	-	18,685	18,831
Derivative instruments	-	1,418	-	-	1,418
Assets of consolidated CLO entity:
Bank loan investments	-	31,348	-	-	31,348
Total financial assets	$176,693	$709,442	$-	$167,205	$1,053,340

Financial liabilities:
Derivative instruments	$-	$4,175	$-	$-	$4,175
Total financial liabilities	$-	$4,175	$-	$-	$4,175

(1)	Investments in non-consolidated CLO entities are carried at amortized cost unless facts or circumstances indicate that the investments have been impaired, at which time the investments are written down to fair value as measured using level 3 inputs. During the three and six months ended April 30, 2018, the Company recognized $0.2 million of other-than-temporary impairment losses related to its investments in non-consolidated CLO entities. The Company did not recognize any impairment losses on investments in non-consolidated CLO entities during the three and six months ended April 30,2017.
(2)	Investments in equity method investees are not measured at fair value in accordance with U.S. GAAP.
(3)	Investments, other, include investments carried at cost that are not measured at fair value in accordance with U.S. GAAP.

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

Investment securities, trading – short-term debt

Short-term debt securities include certificates of deposit, commercial paper and corporate debt obligations with remaining maturities from three months to 12 months. Short-term debt securities held are generally valued on the basis of valuations provided by third-party pricing services, as derived from such services’ pricing models. Inputs to the models may include, but are not limited to, reported trades, executable bid and ask prices, broker-dealer quotations, prices or yields of securities with similar characteristics, benchmark curves or information pertaining to the issuer, as well as industry and economic events. The pricing services may use a matrix approach, which considers information regarding securities with similar characteristics to determine the valuation for a security. These assets are generally classified as Level 2 within the fair value measurement hierarchy.

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

Transfers in and out of Levels

The following table summarizes fair value transfers between Level 1 and Level 2 of the fair value measurement hierarchy for the three and six months ended April 30, 2018 and 2017:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(in thousands)	2018	2017	2018	2017
Transfers from Level 1 into Level 2(1)	$26	$48	$1	$457
Transfers from Level 2 into Level 1(2)	5	42	5	47

(1)	Transfers from Level 1 into Level 2 represent securities for which unadjusted quoted market prices in active markets became unavailable.
(2)	Transfers from Level 2 into Level 1 represent securities for which unadjusted quoted market prices in active markets became available.

Level 3 assets and liabilities

The Company did not hold any assets or liabilities valued on a recurring basis and classified as Level 3 within the fair value measurement hierarchy during the three and six months ended April 30, 2018 or 2017.

7.	Fair Value Measurements of Other Financial Instruments

Certain financial instruments are not carried at fair value, but their fair value is required to be disclosed. The following is a summary of the carrying amounts and estimated fair values of these financial instruments at April 30, 2018 and October 31, 2017:

	April 30, 2018			October 31, 2017
(in thousands)	Carrying Value	Fair Value	Fair Value Level	Carrying Value	Fair Value	Fair Value Level
Loan to affiliate	$5,000	$5,000	3	$5,000	$5,000	3
Investments, other	$18,695	$18,695	3	$18,685	$18,685	3
Other assets	$-	$-	-	$6,440	$6,440	3
Debt	$619,261	$618,149	2	$618,843	$644,454	2
Consolidated CLO entity line of credit	$89,686	$89,686	2	$12,598	$12,598	2

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

Included in investments, other, is a non-controlling capital interest in SigFig carried at $17.0 million at both April 30, 2018 and October 31, 2017 (see Note 3). The carrying value of this investment approximates fair value, as there have been no events or changes in circumstances that would have had a significant effect on the value of this investment as of April 30, 2018.

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

The Company established CLO 2017-1 on August 24, 2017 and deems itself to be the primary beneficiary of CLO 2017-1 from that date. The Company did not elect the fair value option for amounts outstanding under the revolving line of credit upon the initial consolidation of CLO 2017-1. Additional information regarding CLO 2017-1, including the terms of the revolving line of credit, is included in Note 5. The carrying amount of the revolving line of credit of $89.7 million and $12.6 million as of April 30, 2018 and October 31, 2017, respectively, approximates fair value.

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

In the second quarter of fiscal 2017, the Company exercised a call option through which it purchased 0.1 percent direct profit interests held by non-controlling interest holders of Atlanta Capital pursuant to the provisions of the original Atlanta Capital acquisition agreement, as amended, for $0.4 million. The transaction settled in May 2017.

In the first quarter of fiscal 2018, the Company paid $4.2 million to settle call options exercised during the fourth quarter of fiscal 2017 through which it purchased 1.1 percent of indirect profit interests held by non-controlling interest holders of Atlanta Capital pursuant to the provisions of the Atlanta Capital Management Company, LLC Long-term Equity Incentive Plan (the Atlanta Capital Plan). There were no puts or calls exercised in relation to indirect profit interests held by non-controlling interest holders of Atlanta Capital pursuant to the terms of the Atlanta Capital Plan during the first six months of fiscal 2018. The Company did not grant any indirect profit interests under the Atlanta Capital Plan during the first six months of fiscal 2018.

In the first quarter of fiscal 2017, the Company paid $1.9 million to settle call options exercised during the fourth quarter of fiscal 2016 through which it purchased 0.9 percent of indirect profit interests held by non-controlling interest holders of Atlanta Capital pursuant to the provisions of the Atlanta Capital Plan. Separately, the Company granted a 1.1 percent indirect profit interest to employees of Atlanta Capital pursuant to the terms of the Atlanta Capital Plan in the first quarter of fiscal 2017.

Total profit interests in Atlanta Capital held by non-controlling interest holders was 11.6 percent on April 30, 2018 and October 31, 2017, reflecting the transactions described above.

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

Parametric Portfolio Associates LLC (Parametric)

In the first quarter of fiscal 2018, the Company exercised the final call option related to non-controlling interests in Parametric issued in conjunction with the Clifton acquisition, resulting in the Company’s acquisition of the remaining indirect 0.5 percent profit interests and 0.5 percent capital interests in

Parametric. This transaction settled in December 2017 for $8.4 million. In the first quarter of fiscal 2017, the Company exercised a call option related to non-controlling interests in Parametric issued in conjunction with the Clifton acquisition, resulting in the Company’s acquisition of an indirect 0.5 percent profit interests and a 0.5 percent capital interests in Parametric. This transaction settled in January 2017 for $6.9 million.

In the first quarter of fiscal 2018, the Company paid $5.7 million to settle call options exercised in the fourth quarter of fiscal 2017 through which it purchased 0.5 percent indirect profit interests held by non-controlling interest holders of Parametric pursuant to the provisions of the Parametric Portfolio Associates LLC Long-term Equity Plan (the Parametric Plan). In the first quarter of fiscal 2017, the Company paid $0.6 million to settle call options exercised in the fourth quarter of fiscal 2016 through which it purchased 0.1 percent indirect profit interests held by non-controlling interest holders of Parametric pursuant to the provisions of the Parametric Plan. There were no puts or calls exercised in relation to indirect profit interests held by non-controlling interest holders of Parametric pursuant to the terms of the Parametric Plan during the first six months of fiscal 2018. The Company did not grant any indirect profit interests under the Parametric Plan during the first six months of fiscal 2018.

Total profit interests in Parametric held by non-controlling interest holders, including indirect profit interests issued pursuant to the Parametric Plan, decreased to 5.5 percent as of April 30, 2018 from 6.0 percent as of October 31, 2017, reflecting the transactions described above. Total capital interests in Parametric held by non-controlling interest holders decreased to 0.8 percent as of April 30, 2018 from 1.3 percent as of October 31, 2017.

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

9.	Intangible Assets

The following is a summary of intangible assets at April 30, 2018 and October 31, 2017:

April 30, 2018
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Client relationships acquired	$134,247	$(107,467)	$26,780
Intellectual property acquired	1,025	(486)	539
Trademark acquired	4,257	(1,005)	3,252
Research system acquired	639	(284)	355
Non-amortizing intangible assets:
Mutual fund management contracts acquired	54,408	-	54,408
Total	$194,576	$(109,242)	$85,334

October 31, 2017
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Client relationships acquired	$134,247	$(103,314)	$30,933
Intellectual property acquired	1,025	(452)	573
Trademark acquired	4,257	(821)	3,436
Research system acquired	639	(177)	462
Non-amortizing intangible assets:
Mutual fund management contracts acquired	54,408	-	54,408
Total	$194,576	$(104,764)	$89,812

Amortization expense was $2.2 million and $4.5 million for both the three and six months ended 2018 and 2017, respectively. Estimated remaining amortization expense for fiscal 2018 and the next five fiscal years, on a straight-line basis, is as follows:

Estimated
Year Ending October 31,	Amortization
(in thousands)	Expense
Remaining 2018	$4,449
2019	4,978
2020	3,807
2021	2,282
2022	2,154
2023	1,754

10.	Debt

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

Redemption of 2017 Senior Notes

On May 6, 2017, the Company used the net proceeds from the 2027 Senior Notes to redeem the remaining $250.0 million aggregate principal amount of its 2017 Senior Notes. The Company paid total consideration of $256.8 million at redemption, which represented the sum of the aggregate principal amount then outstanding, the present value of the remaining scheduled payments of interest through the original maturity date and interest accrued to the date of redemption. The Company recognized a $5.4 million non-operating loss on the extinguishment of the 2017 Senior Notes during the third quarter of fiscal 2017, representing the difference between the total consideration paid and the net carrying amount of the extinguished debt plus interest accrued to the date of redemption.

11.	Stock-Based Compensation Plans

The Company recognized compensation cost related to its stock-based compensation plans for the three and six months ended April 30, 2018 and 2017 as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(in thousands)	2018	2017	2018	2017
Omnibus Incentive Plans:
Stock options	$5,117	$4,818	$12,406	$10,520
Restricted shares	12,584	11,549	26,077	23,623
Phantom stock units	7	105	929	226
Employee Stock Purchase Plans	-	-	481	176
Employee Stock Purchase Incentive Plan	603	496	689	549
Atlanta Capital Plan	742	855	1,484	1,710
Parametric Plan	795	940	1,589	1,880
Parametric Phantom Incentive Plan	800	378	1,501	756
Atlanta Capital Phantom Incentive Plan	138	-	281	-
Total stock-based compensation expense	$20,786	$19,141	$45,437	$39,440

The total income tax benefit recognized for stock-based compensation arrangements was $5.2 million and $7.0 million for the three months ended April 30, 2018 and 2017, respectively, and $10.9 million and $14.3 million for the six months ended April 30, 2018 and 2017, respectively.

Stock options

Stock option transactions under the Company’s 2013 Omnibus Incentive Plan (the 2013 Plan) and predecessor plans for the six months ended April 30, 2018 were as follows:

(share and intrinsic value figures in thousands)	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding, beginning of period	17,587	$32.63
Granted	1,747	50.71
Exercised	(1,663)	29.81
Forfeited/expired	(42)	40.37
Options outstanding, end of period	17,629	$34.67	6.0	$347,676
Options exercisable, end of period	8,928	$30.28	4.1	$215,240

The Company received $48.8 million and $41.1 million related to the exercise of options for the six months ended April 30, 2018 and 2017, respectively.

As of April 30, 2018, there was $50.7 million of compensation cost related to unvested stock options granted under the 2013 Plan and predecessor plans not yet recognized. That cost is expected to be recognized over a weighted-average period of 2.9 years.

Restricted shares

A summary of the Company’s restricted share activity for the six months ended April 30, 2018 under the 2013 Plan and predecessor plans is as follows:

		Weighted-
		Average
		Grant Date
(share figures in thousands)	Shares	Fair Value
Unvested, beginning of period	4,565	$36.22
Granted	1,398	50.94
Vested	(1,229)	35.92
Forfeited	(74)	39.45
Unvested, end of period	4,660	$40.67

As of April 30, 2018, there was $141.6 million of compensation cost related to unvested restricted shares granted under the 2013 Plan and predecessor plans not yet recognized. That cost is expected to be recognized over a weighted-average period of 3.1 years.

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

During the six months ended April 30, 2018, 14,085 phantom stock units were issued to non-employee Directors pursuant to the 2013 Plan. As of April 30, 2018, there was $0.1 million of compensation cost related to unvested phantom stock units granted under the 2013 Plan prior to November 2017 not yet recognized. That cost is expected to be recognized over a weighted-average period of six months.

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

In the first six months of fiscal 2018, the Company purchased and retired approximately 2.0 million shares of its Non-Voting Common Stock under the current repurchase authorization. Approximately 4.1 million additional shares may be repurchased under the current authorization as of April 30, 2018.

13.	Non-operating Income (Expense)

The components of non-operating income (expense) for the three and six months ended April 30, 2018 and 2017 were as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(in thousands)	2018	2017	2018	2017
Interest and other income	$7,253	$5,958	$16,369	$10,601
Net gains (losses) on investments and derivatives(1)	(7,788)	3,483	(13,333)	(453)
Net foreign currency gains (losses)	274	(153)	(699)	(366)
Gains (losses) and other investment income, net	(261)	9,288	2,337	9,782
Interest expense	(5,903)	(8,065)	(11,810)	(15,412)
Other income (expense) of consolidated CLO entity:
Interest income	865	-	1,688	-
Net gains on bank loans	394	-	1,288	-
Gains and other investment income, net	1,259	-	2,976	-
Interest and other expense	(444)	-	(538)	-
Total non-operating income (expense)	$(5,349)	$1,223	$(7,035)	$(5,630)

(1)	For the six months ended April 30, 2018, includes the $6.5 million loss associated with the Company’s determination not to exercise the option to acquire an additional 26 percent ownership interest in Hexavest.

14.	Income Taxes

The provision for income taxes was $34.0 million and $44.7 million, or 26.7 percent and 37.5 percent of pre-tax income, for the three months ended April 30, 2018 and 2017, respectively. The provision for income taxes was $82.7 million and $81.4 million, or 31.6 percent and 37.4 percent of pre-tax income, for the six months ended April 30, 2018 and 2017, respectively.

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

The Company’s income tax provision for the three months ended April 30, 2018 includes a non-recurring charge of $42,000 for the deemed repatriation of foreign-sourced net earnings not previously subject to U.S. taxation. The Company’s effective tax rate for the three months ended April 30, 2018 was decreased by the income tax benefit of $1.9 million related to the exercise of stock options and vesting of restricted stock during the period, and increased by $54,000 related to the net income attributable to redeemable non-controlling interests and other beneficial interests, which is not taxable to the Company.

The Company’s income tax provision for the first six months of fiscal 2018 includes a non-recurring charge of approximately $24.8 million to reflect the estimated effect of the Tax Act. The non-recurring charge is considered to be a provisional estimate under the U.S. Securities and Exchange Commission Staff Accounting Bulletin 118 (SAB 118) and, based on current interpretation of the tax law changes, includes $21.7 million from the revaluation of the Company’s deferred tax assets and liabilities, and $3.1 million for the deemed repatriation of foreign-sourced net earnings not previously subject to U.S. taxation. The increase in the Company’s effective tax rate for the first six months of fiscal 2018 resulting from this charge was partially offset by an income tax benefit of $13.7 million related to the exercise of stock options and vesting of restricted stock during the period, and $2.8 million related to the net income attributable to redeemable non-controlling interests and other beneficial interests, which is not taxable to the Company. The following table reconciles the statutory federal income tax rate to the Company’s effective tax rate for the three and six months ended April 30, 2018:

	Three Months Ended	Six Months Ended
	April 30, 2018	April 30, 2018
Statutory U.S. federal income tax rate(1)	23.3%	23.3%
State income taxes for current year, net of federal income tax benefits	4.3%	4.3%
Net income attributable to non-controlling and other beneficial interests	0.1%	-0.9%
Other items	0.5%	0.7%
Non-recurring impact of U.S. tax reform	0.0%	9.5%
Net excess tax benefits from stock-based compensation plans(2)	-1.5%	-5.3%
Effective income tax rate	26.7%	31.6%

(1)	Statutory U.S. federal income tax rate is a blend of 35 percent and 21 percent based on the number of days in the Company’s fiscal year before and after the January 1, 2018 effective date of the reduction in the federal corporate income tax rate pursuant to the Tax Act.
(2)	This amount reflects the impact of Accounting Standard Update 2016-09, Improvements to Employee Share-Based Payment Accounting, which was adopted in the first quarter of fiscal 2018. The Company anticipates that the adoption of this guidance may cause fluctuations in the Company’s effective tax rate, particularly in the first quarter of each fiscal year, when most of the Company’s annual stock-based awards vest.

The Company continues to carefully evaluate the impact of the Tax Act, certain provisions of which will not take effect for the Company until fiscal 2019, including, but not limited to, the global intangible low-taxed income, foreign-derived intangible income and base erosion anti-abuse tax provisions. Under the guidance provided by the Security and Exchange Commission in SAB 118, no provisional estimate is required for these items until the accounting for these elements of the Tax Act is complete.

No valuation allowance has been recorded for deferred tax assets, reflecting management’s belief that all deferred tax assets will be utilized.

As of April 30, 2018, the Company considers the undistributed earnings of certain foreign subsidiaries to be indefinitely reinvested in foreign operations; however, as a result of the Tax Act, an estimated tax of $3.1 was recorded during the six months ended April 30, 2018 on these earnings. The calculation of this non-recurring charge is based on the Tax Act, guidance issued by the Internal Revenue Service and our interpretation of this information. The Company anticipates additional guidance will be issued by the

Internal Revenue Service and continues to monitor interpretative developments. As additional guidance becomes available, the Company may reconsider its repatriation policy and this estimated tax charge may change.

The Company is generally no longer subject to income tax examinations by U.S. federal, state, local or non-U.S. taxing authorities for fiscal years prior to fiscal 2014.

15.	Non-controlling and Other Beneficial Interests

The components of net (income) loss attributable to non-controlling and other beneficial interests for the three and six months ended April 30, 2018 and 2017 were as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(in thousands)	2018	2017	2018	2017
Consolidated sponsored funds	$3,947	$(1,727)	$(2,353)	$(1,712)
Majority-owned subsidiaries	(3,752)	(3,932)	(7,907)	(7,650)
Non-controlling interest value adjustments(1)	-	1	-	74
Net (income) loss attributable to non-controlling and other beneficial interests	$195	$(5,658)	$(10,260)	$(9,288)

(1)	Relates to non-controlling interests redeemable at other than fair value.

16.	Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), net of tax, for the three months ended April 30, 2018 and 2017 are as follows:

(in thousands)	Unamortized Net Gains (Losses) on Cash Flow Hedges(1)	Net Unrealized Gains (Losses) on Available- for-Sale Investments(2)	Foreign Currency Translation Adjustments	Total
Balance at January 31, 2018	$276	$4,848	$(39,818)	$(34,694)
Other comprehensive income (loss), before reclassifications and tax	-	414	(10,066)	(9,652)
Tax impact	-	(102)	-	(102)
Reclassification adjustments, before tax	(33)	-	-	(33)
Tax impact	8	-	-	8
Net current period other comprehensive income (loss)	(25)	312	(10,066)	(9,779)
Balance at April 30, 2018	$251	$5,160	$(49,884)	$(44,473)

Balance at January 31, 2017	$691	$3,270	$(55,416)	$(51,455)
Other comprehensive income (loss), before reclassifications and tax	(684)	532	(8,526)	(8,678)
Tax impact	271	(207)	-	64
Reclassification adjustments, before tax	8	-	-	8
Tax impact	(3)	-	-	(3)
Net current period other comprehensive income (loss)	(408)	325	(8,526)	(8,609)
Balance at April 30, 2017	$283	$3,595	$(63,942)	$(60,064)

The components of accumulated other comprehensive income (loss), net of tax, for the six months ended April 30, 2018 and 2017 are as follows:

(in thousands)	Unamortized Net Gains (Losses) on Cash Flow Hedges(1)	Net Unrealized Gains (Losses) on Available- for-Sale Investments(2)	Foreign Currency Translation Adjustments	Total
Balance at October 31, 2017	$301	$4,128	$(51,903)	$(47,474)
Other comprehensive income, before reclassifications and tax	-	1,376	2,019	3,395
Tax impact	-	(344)	-	(344)
Reclassification adjustments, before tax	(66)	-	-	(66)
Tax impact	16	-	-	16
Net current period other comprehensive income (loss)	(50)	1,032	2,019	3,001
Balance at April 30, 2018	$251	$5,160	$(49,884)	$(44,473)

Balance at October 31, 2016	$687	$2,943	$(61,213)	$(57,583)
Other comprehensive income (loss), before reclassifications and tax	(684)	1,068	(2,729)	(2,345)
Tax impact	271	(416)	-	(145)
Reclassification adjustments, before tax	14	-	-	14
Tax impact	(5)	-	-	(5)
Net current period other comprehensive income (loss)	(404)	652	(2,729)	(2,481)
Balance at April 30, 2017	$283	$3,595	$(63,942)	$(60,064)

(1)	Amounts reclassified from accumulated other comprehensive income (loss), net of tax, represent the amortization of net gains (losses) on qualifying derivative financial instruments designated as cash flow hedges over the life of the Company’s senior notes into interest expense on the Consolidated Statements of Income.
(2)	Amounts reclassified from accumulated other comprehensive income (loss), net of tax, represent gains (losses) on disposal of available-for-sale securities that were recorded in gains (loss) and other investment income, net, on the Consolidated Statements of Income.

17.	Earnings per Share

The following table sets forth the calculation of earnings per basic and diluted share for the three and six months ended April 30, 2018 and 2017:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(in thousands, except per share data)	2018	2017	2018	2017
Net income attributable to Eaton Vance Corp. shareholders	$96,601	$71,975	$174,657	$132,686
Weighted-average shares outstanding – basic	115,625	110,875	115,448	110,375
Incremental common shares	8,154	5,087	8,464	4,813
Weighted-average shares outstanding – diluted	123,779	115,962	123,912	115,188
Earnings per share:
Basic	$0.84	$0.65	$1.51	$1.20
Diluted	$0.78	$0.62	$1.41	$1.15

Antidilutive common shares related to stock options and unvested restricted stock excluded from the computation of earnings per diluted share were approximately 1.9 million and 3.6 million for the three months ended April 30, 2018 and 2017, respectively, and approximately 2.1 million and 4.1 million for the six months ended April 30, 2018 and 2017, respectively.

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

Sponsored funds

The Company is an investment adviser to, and has administrative agreements with, certain sponsored funds, privately offered equity funds and closed-end funds for which employees of the Company are officers and/or directors. Revenues for services provided or related to these funds for the three and six months ended April 30, 2018 and 2017 are as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(in thousands)	2018	2017	2018	2017
Management fees	$253,291	$226,959	$509,005	$441,708
Distribution fees	18,940	18,998	38,727	37,279
Service fees	29,831	30,067	60,675	58,978
Shareholder services fees	1,477	1,271	2,868	1,973
Other revenue	140	576	284	1,090
Total	$303,679	$277,871	$611,559	$541,028

For the three months ended April 30, 2018 and 2017, the Company had investment advisory agreements with certain sponsored funds pursuant to which the Company contractually waived $4.3 million and $4.0 million, respectively, of management fees it was otherwise entitled to receive. For the six months ended April 30, 2018 and 2017, the Company contractually waived $8.6 million and $7.7 million, respectively, of management fees it was otherwise entitled to receive.

Sales proceeds and net realized gains (losses) for the three and six months ended April 30, 2018 and 2017 from investments in sponsored funds classified as available-for-sale are as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(in thousands)	2018	2017	2018	2017
Proceeds from sales	$-	$1	$-	$3,734
Net realized gains (losses)	(110)	-	(105)	203

The Company bears the non-advisory expenses of certain sponsored funds for which it earns an all-in management fee and provides subsidies to startup and other smaller sponsored funds to enhance their competitiveness. For the three months ended April 30, 2018 and 2017, expenses of $11.0 million and $8.4 million, respectively, were incurred by the Company pursuant to these arrangements. For the six months ended April 30, 2018 and 2017, expenses of $22.0 million and $16.0 million, respectively, were incurred by the Company pursuant to these arrangements.

Included in management fees and other receivables at April 30, 2018 and October 31, 2017 are receivables due from sponsored funds of $101.1 million and $100.0 million, respectively. Included in accounts payable and accrued expenses at April 30, 2018 and October 31, 2017 are payables due to sponsored funds of $3.2 million and $1.7 million, respectively.

Loan to affiliate

On December 23, 2015, EVMC, a wholly owned subsidiary of the Company, loaned $5.0 million to Hexavest under a term loan agreement to seed a new investment strategy. The loan renews automatically for an additional one-year period on each anniversary date unless written termination notice is provided by EVMC. The loan earns interest equal to the one-year Canadian Dollar Offered Rate plus 200 basis points, which is payable quarterly in arrears. Hexavest may prepay the loan in whole or in part at any time without penalty. During the three months ended April 30, 2018 and 2017, the Company recorded $48,000 and $39,000, respectively, of interest income related to the loan in gains (losses) and other investment income, net, on the Company’s Consolidated Statement of Income. During both the six months ended April 30,

2018 and 2017, the Company recorded $0.1 million of interest income related to the loan. Interest due from Hexavest under this arrangement included in other assets on the Company’s Consolidated Balance Sheets was $16,000 and $13,000 at April 30, 2018 and October 31, 2017, respectively.

Employee loan program

The Company has established an Employee Loan Program under which a program maximum of $20.0 million is available for loans to officers (other than executive officers) and other key employees of the Company for purposes of financing the exercise of employee stock options. Loans outstanding under this program, which are full recourse in nature, are reflected as notes receivable from stock option exercises in shareholders’ equity and amounted to $9.4 million and $11.1 million at April 30, 2018 and October 31, 2017, respectively.

20.	Geographic Information

Revenues by principal geographic area for the three and six months ended April 30, 2018 and 2017 are as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(in thousands)	2018	2017	2018	2017
Revenue:
U.S.	$396,750	$359,342	$801,149	$699,902
International	17,511	15,290	34,524	29,689
Total	$414,261	$374,632	$835,673	$729,591

Long-lived assets by principal geographic area as of April 30, 2018 and October 31, 2017 are as follows:

	April 30,	October 31,
(in thousands)	2018	2017
Long-lived Assets:
U.S.	$47,987	$46,804
International	2,277	2,185
Total	$50,264	$48,989

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

Our breadth of investment management capabilities supports a wide range of products and services offered to fund shareholders, retail managed account investors, institutional investors and high-net-worth clients. Our equity strategies encompass a diversity of investment objectives, risk profiles, income levels and geographic representation. Our income investment strategies cover a broad duration, geographic representation and credit quality range and encompass both taxable and tax-free investments. We also offer a range of alternative investment strategies, including commodity- and currency-based investments and a spectrum of absolute return strategies. Although we manage and distribute a wide range of investment products and services, we operate in one business segment, namely as an investment adviser to funds and separate accounts. As of April 30, 2018, we had $440.1 billion in consolidated assets under management.

We distribute our funds and retail managed accounts principally through financial intermediaries. We have broad market reach, with distribution partners including national and regional broker-dealers, independent broker-dealers, registered investment advisors, banks and insurance companies. We support these distribution partners with a team of 127 sales professionals covering U.S. and international markets.

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

Our revenue is derived primarily from management, distribution and service fees received from Eaton Vance-, Parametric- and Calvert-branded funds and management fees received from separate accounts. Our fees are based primarily on the value of the investment portfolios we manage and fluctuate with changes in the total value and mix of assets under management. As a matter of course, investors in our sponsored open-end funds and separate accounts have the ability to redeem their investments at any time, without prior notice, and there are no material restrictions that would prevent them from doing so. Our major expenses are employee compensation, distribution-related expenses, fund-related expenses, service fee expense, facilities expense and information technology expense.

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

Business Developments

We are pursuing five primary strategic priorities to support our long-term growth. Those priorities are: (1) capitalizing on our investment performance leadership and distribution strengths to grow sales and gain market share in actively managed investment strategies; (2) extending the success we have had with our Custom Beta lineup of rules-based separately managed accounts; (3) becoming a more global company by building our investment and distribution capabilities outside the United States; (4) positioning NextShares™ exchange-traded managed funds (NextShares) to become the vehicle of choice for investors in actively managed funds in the U.S; and (5) leveraging our Calvert acquisition to lead the growth of responsible investing.

As of April 30, 2018, we had 67 U.S. mutual funds rated four or five stars by Morningstar™ for at least one class of shares, including 23 funds rated five stars for at least one class of shares. Although actively managed strategies as a whole are losing share to passive investments, the Company believes that top-performing active strategies can continue to grow, particularly in asset classes where competition versus passive alternatives is less acute. In the first six months of fiscal 2018, net flows into the Company’s active strategies totaled $7.0 billion.

In the first six months of fiscal 2018, we continued to experience growth in our Custom Beta Strategies, which include the Parametric Custom Core equity and Eaton Vance laddered municipal and corporate bond separate account offerings to the retail and high-net-worth markets. Compared to index mutual funds and exchange-traded funds, rules-based separately managed accounts can provide clients with the ability to tailor their market exposures to achieve better tax outcomes and to reflect client-specified responsible investing criteria, and desired portfolio tilts and exclusions. In the first six months of fiscal 2018, net inflows into Parametric Custom Core and Eaton Vance laddered municipal and corporate bond strategies offered as retail managed accounts and high-net-worth separate accounts totaled $6.4 billion.

Outside the United States, the Company continues to expand investment staff and commit additional client service and distribution resources to support business growth. On January 31, 2018, Eaton Vance Management (International) Limited (EVMI) announced an agreement to hire a five-person global fixed-income team in Frankfurt, Germany, which advises approximately $0.8 billion in client mandates assumed by Eaton Vance upon the team’s hiring. In addition to providing portfolio advisory services for fixed-income accounts, EVMI’s Frankfurt branch provides sales and client service support for our European business. In the first six months of fiscal 2018, net inflows into funds and accounts managed for Eaton Vance clients outside the U.S. totaled $1.9 billion.

Over the past several years, we have committed significant resources towards achieving commercial success of our NextShares fund structure. On November 20, 2017, together with UBS Financial Services Inc., we announced the availability of NextShares through the UBS brokerage platforms and UBS Strategic Advisor, a non-discretionary advisory program, which the Company believes will stimulate growth in NextShares managed assets. As of the end of the second quarter of fiscal 2018, 17 NextShares funds from eight different fund families were listed for trading, with approximately half available for purchase at UBS and the balance undergoing their due diligence.

On December 30, 2016, we completed the purchase of substantially all of the business assets of Calvert Investments. The Calvert Funds are one of the largest and most diversified families of responsibly invested mutual funds, encompassing actively and passively managed equity, fixed and floating-rate income, and asset allocation strategies managed in accordance with the Calvert Principles for Responsible Investment (Calvert

Principles) or other responsible investment criteria. Responsible investing is a leading trend in asset management, appealing to the growing universe of investors who seek both financial returns and positive societal impact from their investments. The Calvert Funds are offered through Eaton Vance Distributors, Inc. (EVD). In the first six months of fiscal 2018, net flows into Calvert Funds and Calvert-managed separate accounts totaled $0.9 billion. Excluding managed assets in Calvert Funds sub-advised by other Eaton Vance affiliates, Calvert’s assets under management increased to $11.8 billion at April 30, 2018 from $9.9 billion at acquisition on December 30, 2016, an increase of 19 percent. Please see page 43 “Consolidated Assets under Management by Investment Affiliate,” for further information related to Calvert’s assets under management.

Consolidated Assets under Management

Prevailing equity and income market conditions and investor sentiment affect the sales and redemptions of our investment products, managed asset levels, operating results and the recoverability of our investments. During the second quarter and first six months of fiscal 2018, the S&P 500 Index, a broad measure of U.S. equity market performance, had total returns of -6.2 percent and 2.7 percent, respectively, and the MSCI Emerging Market Index, a broad measure of emerging market equity performance, had total returns of -6.7 percent and 3.1 percent, respectively. Over the same periods, the Barclays U.S. Aggregate Bond Index, a broad measure of U.S. bond market performance, had total returns of -0.8 percent and -1.9 percent, respectively.

Consolidated assets under management of $440.1 billion on April 30, 2018 increased $53.1 billion, or 14 percent, from $387.0 billion on April 30, 2017. The year-over-year increase reflects net inflows of $28.6 billion and market price appreciation in managed assets of $24.5 billion.

The following tables summarize our consolidated assets under management by investment mandate, investment vehicle and investment affiliate as of April 30, 2018 and 2017. Within the investment mandate table, the “Portfolio implementation” category comprises of Parametric’s Custom Core equity strategies and centralized portfolio management services, and the “Exposure management” category consists of Parametric’s futures- and options-based customized exposure management services.

Consolidated Assets under Management by Investment Mandate(1)

	April 30,
(in millions)	2018	% of Total	2017	% of Total	% Change
Equity(2)	$117,757	27%	$104,666	27%	13%
Fixed income(3)	74,024	17%	66,881	17%	11%
Floating-rate income	42,282	10%	36,957	10%	14%
Alternative	13,506	3%	11,212	3%	20%
Portfolio implementation	107,170	24%	86,376	22%	24%
Exposure management	85,333	19%	80,921	21%	5%
Total	$440,072	100%	$387,013	100%	14%

(1)	Consolidated Eaton Vance Corp. See table on page 49 for directly managed assets and flows of 49 percent-owned Hexavest Inc., which are not included in the table above.
(2)	Includes balanced and multi-asset mandates.
(3)	Includes cash management mandates.

Equity assets under management included $41.2 billion and $34.9 billion of assets managed for after-tax returns on April 30, 2018 and 2017, respectively. Portfolio implementation assets under management included $88.1 billion and $60.2 billion of assets managed for after-tax returns on April 30, 2018 and 2017, respectively. Fixed income assets included $42.1 billion and $37.3 billion of municipal income assets on April 30, 2018 and 2017, respectively.

Consolidated Assets under Management by Investment Vehicle(1)

	April 30,
(in millions)	2018	% of Total	2017	% of Total	% Change
Open-end funds(2)	$101,682	23%	$92,441	24%	10%
Closed-end funds(3)	24,635	6%	24,119	6%	2%
Private funds(4)	36,552	8%	30,781	8%	19%
Institutional separate accounts	163,816	37%	149,044	38%	10%
High-net-worth separate accounts	42,154	10%	33,225	9%	27%
Retail managed accounts	71,233	16%	57,403	15%	24%
Total	$440,072	100%	$387,013	100%	14%

(1)	Consolidated Eaton Vance Corp. See table on page 49 for directly managed assets and flows of 49 percent-owned Hexavest Inc., which are not included in the table above.
(2)	Includes assets in NextShares funds.
(3)	Includes unit investment trusts.
(4)	Includes privately offered equity, fixed income and floating-rate income funds and CLO entities.

Consolidated Assets under Management by Investment Affiliate(1)

	April 30,		%
(in millions)	2018	2017	Change
Eaton Vance Management (2)	$173,269	$154,985	12%
Parametric	231,452	201,493	15%
Atlanta Capital (3)	23,593	20,631	14%
Calvert (3)	11,758	9,904	19%
Total	$440,072	$387,013	14%

(1)	Consolidated Eaton Vance Corp. See table on page 49 for directly managed assets and flows of 49 percent-owned Hexavest Inc., which are not included in the table above.
(2)	Includes managed assets of Eaton Vance-sponsored funds and separate accounts managed by Hexavest and unaffiliated third-party advisers under Eaton Vance supervision.
(3)	Consistent with the Company’s policies for reporting the managed assets and flows of investment portfolios for which multiple Eaton Vance affiliates have management responsibilities, the managed assets of Atlanta Capital indicated above include the assets of Calvert Equity Fund, for which Atlanta Capital serves as sub-adviser. The total managed assets of Calvert, including assets sub-advised by other Eaton Vance affiliates, were $14.0 billion and $12.1 billion as of April 30, 2018 and 2017, respectively.

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

Consolidated Average Assets under Management by Investment Mandate(1)

	Three Months Ended			Six Months Ended
	April 30,		%	April 30,		%
(in millions)	2018	2017	Change	2018	2017	Change
Equity(2)	$119,051	$102,491	16%	$117,626	$98,156	20%
Fixed income(3)	73,261	65,967	11%	72,447	63,809	14%
Floating-rate income	41,062	35,534	16%	40,179	34,226	17%
Alternative	13,504	10,997	23%	13,157	10,823	22%
Portfolio implementation	107,607	83,689	29%	105,271	79,733	32%
Exposure management	86,108	77,812	11%	86,623	74,009	17%
Total	$440,593	$376,490	17%	$435,303	$360,756	21%

(1)	Consolidated Eaton Vance Corp. See table on page 49 for directly managed assets and flows of 49 percent-owned Hexavest Inc., which are not included in the table above.

(2)	Includes balanced and multi-asset mandates.
(3)	Includes cash management mandates.

Consolidated Average Assets under Management by Investment Vehicle(1)

	Three Months Ended			Six Months Ended
	April 30,		%	April 30,		%
(in millions)	2018	2017	Change	2018	2017	Change
Open-end funds(2)	$101,501	$91,030	12%	$100,244	$85,401	17%
Closed-end funds(3)	24,865	23,973	4%	24,898	23,772	5%
Private funds(4)	36,673	29,848	23%	36,081	29,011	24%
Institutional separate accounts	163,885	144,568	13%	162,814	139,904	16%
High-net-worth separate accounts	42,582	31,998	33%	41,765	29,980	39%
Retail managed accounts	71,087	55,073	29%	69,501	52,688	32%
Total	$440,593	$376,490	17%	$435,303	$360,756	21%

(1)	Consolidated Eaton Vance Corp. See table on page 49 for directly managed assets and flows of 49 percent-owned Hexavest Inc., which are not included in the table above.

(2)	Includes assets in NextShares funds.
(3)	Includes assets in unit investment trusts.
(4)	Includes assets in privately offered equity, fixed income and floating-rate income funds and CLO entities.

Consolidated Net Flows

Consolidated net inflows of $4.4 billion in the second quarter of fiscal 2018 represented 4 percent annualized internal growth in managed assets (consolidated net inflows divided by beginning of period consolidated assets under management). For comparison, the Company had consolidated net inflows of $12.9 billion in the second quarter of fiscal 2017, equal to 14 percent annualized internal growth in managed assets. The Company’s annualized internal management fee revenue growth rate (management fees attributable to consolidated inflows less management fees attributable to consolidated outflows divided by beginning of period consolidated management fee revenue) was 7 percent in the second quarter of both fiscal 2018 and 2017, as the management fee revenue contribution from new sales and other inflows during each period exceeded the management fee revenue lost from redemptions.

The following tables summarize our consolidated assets under management and asset flows by investment mandate and investment vehicle for the three and six months ended April 30, 2018 and 2017:

Consolidated Assets under Management and Net Flows by Investment Mandate(1)

	Three Months Ended			Six Months Ended
	April 30,		%	April 30,		%
(in millions)	2018	2017	Change	2018	2017	Change
Equity assets - beginning of period(2)	$122,595	$99,538	23%	$113,472	$89,981	26%
Sales and other inflows	5,913	4,998	18%	11,789	10,210	15%
Redemptions/outflows	(5,265)	(4,203)	25%	(10,585)	(10,058)	5%
Net flows	648	795	-18%	1,204	152	692%
Assets acquired(3)	-	-	NM(6)	-	5,704	-100%
Exchanges	(5)	9	NM	(2)	53	NM
Market value change	(5,481)	4,324	NM	3,083	8,776	-65%
Equity assets - end of period	$117,757	$104,666	13%	$117,757	$104,666	13%
Fixed income assets - beginning of period(4)	72,663	65,136	12%	70,797	60,607	17%
Sales and other inflows(5)	6,164	5,633	9%	12,491	11,325	10%
Redemptions/outflows	(3,925)	(4,490)	-13%	(7,862)	(8,828)	-11%
Net flows	2,239	1,143	96%	4,629	2,497	85%
Assets acquired(3)	-	-	NM	-	4,170	-100%
Exchanges	(7)	(38)	-82%	11	(145)	NM
Market value change	(871)	640	NM	(1,413)	(248)	470%
Fixed income assets - end of period	$74,024	$66,881	11%	$74,024	$66,881	11%
Floating-rate income assets - beginning of period	39,793	34,051	17%	38,819	32,107	21%
Sales and other inflows	4,561	4,337	5%	6,835	9,307	-27%
Redemptions/outflows	(2,205)	(1,543)	43%	(3,860)	(4,849)	-20%
Net flows	2,356	2,794	-16%	2,975	4,458	-33%
Exchanges	18	34	-47%	15	154	-90%
Market value change	115	78	47%	473	238	99%
Floating-rate income assets - end of period	$42,282	$36,957	14%	$42,282	$36,957	14%
Alternative assets - beginning of period	13,248	10,775	23%	12,637	10,687	18%
Sales and other inflows	1,864	1,089	71%	3,578	2,187	64%
Redemptions/outflows	(1,344)	(745)	80%	(2,378)	(1,685)	41%
Net flows	520	344	51%	1,200	502	139%
Exchanges	(2)	(5)	-60%	(8)	(7)	14%
Market value change	(260)	98	NM	(323)	30	NM
Alternative assets - end of period	$13,506	$11,212	20%	$13,506	$11,212	20%
Portfolio implementation assets - beginning of period	110,442	80,129	38%	99,615	71,426	39%
Sales and other inflows	5,791	5,806	0%	10,899	12,291	-11%
Redemptions/outflows	(3,542)	(3,384)	5%	(7,297)	(6,470)	13%
Net flows	2,249	2,422	-7%	3,602	5,821	-38%
Exchanges	1	-	NM	(15)	-	NM
Market value change	(5,522)	3,825	NM	3,968	9,129	-57%
Portfolio implementation assets - end of period	$107,170	$86,376	24%	$107,170	$86,376	24%
Exposure management assets - beginning of period	90,488	74,110	22%	86,976	71,572	22%
Sales and other inflows	15,083	17,103	-12%	37,735	38,559	-2%
Redemptions/outflows	(18,688)	(11,668)	60%	(39,843)	(31,248)	28%
Net flows	(3,605)	5,435	NM	(2,108)	7,311	NM
Market value change	(1,550)	1,376	NM	465	2,038	-77%
Exposure management assets - end of period	$85,333	$80,921	5%	$85,333	$80,921	5%
Total assets under management - beginning of period	449,229	363,739	24%	422,316	336,380	26%
Sales and other inflows(5)	39,376	38,966	1%	83,327	83,879	-1%
Redemptions/outflows	(34,969)	(26,033)	34%	(71,825)	(63,138)	14%
Net flows	4,407	12,933	-66%	11,502	20,741	-45%
Assets acquired(3)	-	-	NM	-	9,874	-100%
Exchanges	5	-	NM	1	55	-98%
Market value change	(13,569)	10,341	NM	6,253	19,963	-69%
Total assets under management - end of period	$440,072	$387,013	14%	$440,072	$387,013	14%

(1)	Consolidated Eaton Vance Corp. See table on page 49 for directly managed assets and flows of 49 percent-owned Hexavest Inc., which are not included in the table above.
(2)	Includes balanced and multi-asset mandates.
(3)	Represents managed assets gained in the acquisition of the business assets of Calvert Investments on December 30, 2016. Equity assets acquired and total assets acquired exclude $2.1 billion of managed assets of Calvert Equity Fund, sub-advised by Atlanta Capital and previously included in the Company’s consolidated assets under management.
(4)	Includes cash management mandates.
(5)	Includes $0.8 billion of managed assets gained in assuming the fixed income business assets of the former Oechsle International Advisors, LLC on January 31, 2018.
(6)	Not meaningful (NM).

Consolidated Assets under Management and Net Flows by Investment Vehicle(1)

	Three Months Ended			Six Months Ended
	April 30,		%	April 30,		%
(in millions)	2018	2017	Change	2018	2017	Change
Fund assets - beginning of period(2)	$164,554	$141,802	16%	$156,853	$125,722	25%
Sales and other inflows	11,796	9,959	18%	22,312	20,928	7%
Redemptions/outflows	(8,672)	(7,901)	10%	(17,486)	(17,305)	1%
Net flows	3,124	2,058	52%	4,826	3,623	33%
Assets acquired(3)	-	-	NM	-	9,821	-100%
Exchanges(4)	5	69	-93%	1	2,184	-100%
Market value change	(4,814)	3,412	NM	1,189	5,991	-80%
Fund assets - end of period	$162,869	$147,341	11%	$162,869	$147,341	11%
Institutional separate accounts - beginning of period	169,406	139,309	22%	159,986	136,451	17%
Sales and other inflows(5)	19,956	20,592	-3%	45,637	45,225	1%
Redemptions/outflows	(21,733)	(14,426)	51%	(45,067)	(37,875)	19%
Net flows	(1,777)	6,166	NM	570	7,350	-92%
Assets acquired(3)	-	-	NM	-	40	-100%
Exchanges(4)	246	-	NM	326	(2,055)	NM
Market value change	(4,059)	3,569	NM	2,934	7,258	-60%
Institutional separate accounts - end of period	$163,816	$149,044	10%	$163,816	$149,044	10%
High-net-worth separate accounts - beginning of period	43,693	30,514	43%	39,715	25,806	54%
Sales and other inflows	2,232	2,161	3%	4,295	6,724	-36%
Redemptions/outflows	(1,454)	(937)	55%	(2,915)	(2,546)	14%
Net flows	778	1,224	-36%	1,380	4,178	-67%
Exchanges	(197)	(49)	302%	(234)	(35)	569%
Market value change	(2,120)	1,536	NM	1,293	3,276	-61%
High-net-worth separate accounts - end of period	$42,154	$33,225	27%	$42,154	$33,225	27%
Retail managed accounts - beginning of period	71,576	52,114	37%	65,762	48,401	36%
Sales and other inflows	5,392	6,254	-14%	11,083	11,002	1%
Redemptions/outflows	(3,110)	(2,769)	12%	(6,357)	(5,412)	17%
Net flows	2,282	3,485	-35%	4,726	5,590	-15%
Assets acquired(3)	-	-	NM	-	13	-100%
Exchanges	(49)	(20)	145%	(92)	(39)	136%
Market value change	(2,576)	1,824	NM	837	3,438	-76%
Retail managed accounts - end of period	$71,233	$57,403	24%	$71,233	$57,403	24%
Total assets under management - beginning of period	449,229	363,739	24%	422,316	336,380	26%
Sales and other inflows(5)	39,376	38,966	1%	83,327	83,879	-1%
Redemptions/outflows	(34,969)	(26,033)	34%	(71,825)	(63,138)	14%
Net flows	4,407	12,933	-66%	11,502	20,741	-45%
Assets acquired(3)	-	-	NM	-	9,874	-100%
Exchanges	5	-	NM	1	55	-98%
Market value change	(13,569)	10,341	NM	6,253	19,963	-69%
Total assets under management - end of period	$440,072	$387,013	14%	$440,072	$387,013	14%

(1)	Consolidated Eaton Vance Corp. See table on page 49 for directly managed assets and flows of 49 percent-owned Hexavest Inc., which are not included in the table above.
(2)	Includes assets in cash management funds.
(3)	Represents managed assets gained in the acquisition of the business assets of Calvert Investments on December 30, 2016. Fund assets acquired and total assets acquired exclude $2.1 billion of managed assets of Calvert Equity Fund, sub-advised by Atlanta Capital and previously included in the Company’s consolidated assets under management.
(4)	Reflects the reclassification from institutional separate accounts to funds of $2.1 billion of managed assets of Calvert Equity Fund sub-advised by Atlanta Capital upon the Company’s acquisition of the business assets of Calvert on December 30, 2016.
(5)	Includes $0.8 billion of managed assets gained in assuming the fixed income business assets of the former Oechsle International Advisors, LLC on January 31, 2018.

As of April 30, 2018, the Company’s 49 percent-owned affiliate Hexavest managed $15.8 billion of client assets, an increase of 9 percent from $14.5 billion of managed assets on April 30, 2017. Other than Eaton Vance-sponsored funds for which Hexavest is adviser or sub-adviser, the managed assets and flows of Hexavest are not included in Eaton Vance’s consolidated totals.

The following table summarizes assets under management and asset flow information for Hexavest for the three and six months ended April 30, 2018 and 2017:

Hexavest Assets under Management and Net Flows

	Three Months Ended			Six Months Ended
	April 30,		%	April 30,		%
(in millions)	2018	2017	Change	2018	2017	Change
Eaton Vance distributed:
Eaton Vance sponsored funds - beginning of period(1)	$193	$255	-24%	$182	$231	-21%
Sales and other inflows	5	13	-62%	10	33	-70%
Redemptions/outflows	(11)	(19)	-42%	(17)	(27)	-37%
Net flows	(6)	(6)	0%	(7)	6	NM
Market value change	(8)	13	NM	4	25	-84%
Eaton Vance sponsored funds - end of period	$179	$262	-32%	$179	$262	-32%
Eaton Vance distributed separate accounts - beginning of period(2)	3,264	2,666	22%	3,092	2,492	24%
Sales and other inflows	62	121	-49%	140	270	-48%
Redemptions/outflows	(103)	(826)	-88%	(218)	(880)	-75%
Net flows	(41)	(705)	-94%	(78)	(610)	-87%
Market value change	(136)	177	NM	73	256	-71%
Eaton Vance distributed separate accounts - end of period	$3,087	$2,138	44%	$3,087	$2,138	44%
Total Eaton Vance distributed - beginning of period	3,457	2,921	18%	3,274	2,723	20%
Sales and other inflows	67	134	-50%	150	303	-50%
Redemptions/outflows	(114)	(845)	-87%	(235)	(907)	-74%
Net flows	(47)	(711)	-93%	(85)	(604)	-86%
Market value change	(144)	190	NM	77	281	-73%
Total Eaton Vance distributed - end of period	$3,266	$2,400	36%	$3,266	$2,400	36%
Hexavest directly distributed - beginning of period(3)	13,271	11,538	15%	12,748	11,021	16%
Sales and other inflows	311	274	14%	476	601	-21%
Redemptions/outflows	(485)	(201)	141%	(985)	(605)	63%
Net flows	(174)	73	NM	(509)	(4)	NM
Market value change	(595)	454	NM	263	1,048	-75%
Hexavest directly distributed - end of period	$12,502	$12,065	4%	$12,502	$12,065	4%
Total Hexavest assets - beginning of period	16,728	14,459	16%	16,022	13,744	17%
Sales and other inflows	378	408	-7%	626	904	-31%
Redemptions/outflows	(599)	(1,046)	-43%	(1,220)	(1,512)	-19%
Net flows	(221)	(638)	-65%	(594)	(608)	-2%
Market value change	(739)	644	NM	340	1,329	-74%
Total Hexavest assets - end of period	$15,768	$14,465	9%	$15,768	$14,465	9%

(1)	Managed assets and flows of Eaton Vance-sponsored pooled investment vehicles for which Hexavest is adviser or sub-adviser. Eaton Vance receives management fees (and in some cases also distribution fees) on these assets, which are included in Eaton Vance’s consolidated assets under management and flows.
(2)	Managed assets and flows of Eaton Vance-distributed separate accounts managed by Hexavest. Eaton Vance receives distribution fees, but not management fees, on these assets, which are not included in Eaton Vance’s consolidated assets under management and flows.
(3)	Managed assets and flows of pre-transaction Hexavest clients and post-transaction Hexavest clients in Canada. Eaton Vance receives no management fees or distribution fees on these assets, which are not included in Eaton Vance’s consolidated assets under management and flows.

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

Management believes that certain non-U.S. GAAP financial measures, specifically, adjusted net income attributable to Eaton Vance Corp. shareholders and adjusted earnings per diluted share, while not a substitute for U.S. GAAP financial measures, may be effective indicators of the Company’s performance over time. Non-U.S. GAAP financial measures should not be construed to be superior to U.S. GAAP measures. In calculating these non-U.S. GAAP financial measures, net income attributable to Eaton Vance Corp. shareholders and earnings per diluted share are adjusted to exclude items management deems non-operating or non-recurring in nature or otherwise outside the ordinary course of business. These adjustments may include the add back of adjustments made in connection with changes in the estimated redemption value of non-controlling interests in our affiliates redeemable at other than fair value (non-controlling interest value adjustments) and, when applicable, other items such as closed-end fund structuring fees, special dividends, costs associated with retiring debt, tax settlements, tax impact of stock-based compensation shortfalls or windfalls and non-recurring charges for the effect of the U.S. tax law changes. Management and our Board of Directors, as well as certain of our outside investors, consider these adjusted numbers a measure of the Company’s underlying operating performance. Management believes adjusted net income attributable to Eaton Vance Corp. shareholders and adjusted earnings per diluted share are important indicators of our operations because they exclude items that may not be indicative of, or are unrelated to, our core operating results, and may provide a useful baseline for analyzing trends in our underlying business.

The following table provides a reconciliation of net income attributable to Eaton Vance Corp. shareholders and earnings per diluted share to adjusted net income attributable to Eaton Vance Corp. shareholders and adjusted earnings per diluted share, respectively, for the three and six months ended April 30, 2018 and 2017:

	Three Months Ended			Six Months Ended
	April 30,		%	April 30,		%
(in thousands, except per share figures)	2018	2017	Change	2018	2017	Change
Net income attributable to Eaton Vance Corp. shareholders	$96,601	$71,975	34%	$174,657	$132,686	32%
Repatriation of undistributed earnings of foreign subsidiaries(1)	42	-	NM	3,056	-	NM
Net excess tax benefit from stock-based compensation plans(2)	(1,878)	-	NM	(13,740)	-	NM
Revaluation of deferred tax amounts(3)	-	-	NM	21,653	-	NM
Loss on write-off of Hexavest option, net of tax(4)	-	-	NM	5,660	-	NM
Non-controlling interest value adjustments(5)	-	(1)	-100%	-	(74)	-100%
Adjusted net income attributable to Eaton Vance Corp. shareholders	$94,765	$71,974	32%	$191,286	$132,612	44%

Earnings per diluted share	$0.78	$0.62	26%	$1.41	$1.15	23%
Repatriation of undistributed earnings of foreign subsidiaries	-	-	NM	0.02	-	NM
Net excess tax benefit from stock-based compensation plans	(0.01)	-	NM	(0.11)	-	NM
Revaluation of deferred tax amounts	-	-	NM	0.17	-	NM
Loss on write-off of Hexavest option, net of tax	-	-	NM	0.05	-	NM
Non-controlling interest value adjustments	-	-	NM	-	-	NM
Adjusted earnings per diluted share	$0.77	$0.62	24%	$1.54	$1.15	34%

(1)	Reflects the recognition of incremental tax expense related to the deemed repatriation of foreign earnings considered to be indefinitely reinvested abroad and not previously subject to U.S. taxation. Please see page 60 “Income Taxes,” for a further discussion of the repatriation of undistributed earnings of foreign subsidiaries.
(2)	Reflects the impact of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which was adopted in the first quarter of fiscal 2018. Please see page 60 “Income Taxes,” for a further discussion of the adoption of ASU 2016-09.
(3)	Reflects the revaluation of deferred tax assets and deferred tax liabilities resulting from the enactment of the Tax Act on December 22, 2017. Please see page 60 “Income Taxes,” for a further discussion of the revaluation of deferred tax amounts.
(4)	Reflects the $6.5 million loss recognized upon expiration of the Company’s option to acquire an additional 26 percent ownership interest in Hexavest, net of the associated impact to taxes of $0.8 million.
(5)	Please see page 62, “Net Income Attributable to Non-controlling and Other Beneficial Interests,” for a further discussion of the non-controlling interest value adjustments referenced above.

The 34 percent increase in net income attributable to Eaton Vance Corp. shareholders in the second quarter of fiscal 2018 compared to the second quarter of fiscal 2017 is attributable primarily to the following:

•	An increase in revenue of $39.6 million, or 11 percent, primarily reflecting growth in consolidated average assets under management, partially offset by lower consolidated average annualized management fee rates.
•	An increase in expenses of $24.9 million, or 10 percent, reflecting increases in compensation, distribution expense, amortization of deferred sales commissions, fund-related expenses and other operating expenses, partially offset by a decrease in service fee expense. The increase in compensation expense is driven by higher salaries and benefits associated with increases in headcount, higher operating income- and performance-based bonus accruals and higher stock-based compensation, partially offset by a decrease in sales-based incentive compensation. The increase in non-compensation related costs, including distribution fees, fund subsidies, sub-advisory fees and fund expenses borne by the Company, is attributable primarily to higher average fund assets subject to these expenses. The increase in other operating expenses is primarily attributable to higher information technology, facilities, travel, and professional services expenses, partially offset by a decrease in other corporate expenses. The decrease in service fee expense reflects lower average assets in fund share classes subject to service fee payments.

•	A $9.5 million decrease in gains and other investment income, net, primarily related to the Company’s investments in sponsored strategies, including consolidated sponsored funds. Net gains and other investment income in the second quarter of fiscal 2017 included a $1.9 million gain recognized upon the release from escrow of payments received in connection with the sale of the Company’s equity interest in Lloyd George Management (BVI) Ltd. (Lloyd George Management) in fiscal 2011.
•	A $2.2 million decrease in interest expense, primarily reflecting the May 2017 retirement of $250 million in aggregate principal amount of the Company’s 6.5 percent senior notes due October 2, 2017 (2017 Senior Notes) and the April 2017 issuance of $300 million in aggregate principal amount of 3.5 percent senior notes due April 6, 2027 (2027 Senior Notes).
•	Income contribution of $0.8 million from a warehouse-stage CLO entity that the Company began consolidating in the fourth quarter of fiscal 2017.
•	A reduction in income taxes of $10.6 million, reflecting a decrease in the Company’s statutory U.S. federal income tax rate resulting from the enactment of the Tax Cuts and Jobs Act (the Tax Act) on December 22, 2017 and $1.9 million of net excess tax benefits recognized from the exercise of stock options and vesting of restricted stock awards during the second quarter of fiscal 2018. New accounting guidance adopted in the first quarter of fiscal 2018 requires these net excess tax benefits to be recognized in earnings.

•	A decrease in net income attributable to non-controlling and other beneficial interests of $5.9 million, primarily reflecting a decrease in income earned by consolidated sponsored funds.

Weighted average diluted shares outstanding increased by 7.8 million shares, or 7 percent, in the second quarter of fiscal 2018 compared to the second quarter of fiscal 2017, primarily reflecting an increase in the dilutive effect of in-the-money options and unvested restricted stock, offset by an increase in share repurchases.

The 32 percent increase in net income attributable to Eaton Vance Corp. shareholders in the first six months of fiscal 2018 compared to the first six months of fiscal 2017 can be primarily attributed to the following:

•	An increase in revenue of $106.1 million, or 15 percent, primarily reflecting growth in consolidated average assets under management, partially offset by lower consolidated average annualized management fee rates.
•	An increase in expenses of $61.0 million, or 12 percent, primarily reflecting increases in compensation, distribution expense, amortization of deferred sales commissions, fund-related expenses and other operating expenses. The increase in compensation expense is driven by higher salaries and benefits associated with increases in headcount, higher operating income- and performance-based bonus accruals and higher stock-based compensation, partially offset by a decrease in sales-based incentive compensation. The increase in non-compensation related costs, including distribution fees, fund subsidies, sub-advisory fees, and fund expenses borne by the Company, is attributable primarily to the increase in average fund assets subject to these expenses. The increase in other operating expenses is primarily attributable to higher information technology, facilities, travel and professional services expenses.

•	A $7.4 million decrease in gains and other investment income, net, primarily related to the Company’s investments in sponsored strategies, including consolidated sponsored funds. Net gains and other investment income in the first six months of fiscal 2018 included a $6.5 million loss recognized upon expiration during the period of the Company’s option to acquire an additional 26 percent ownership interest in 49 percent-owned Hexavest under the terms of the option agreement entered into when the Company acquire its Hexavest position in 2012. Net gains and other investment income in the first six months of fiscal 2017 included a $1.9 million gain recognized upon the release from escrow of payments received in connection with the sale of the Company’s equity interest in Lloyd George Management in fiscal 2011.
•	A $3.6 million decrease in interest expense, primarily reflecting the May 2017 retirement of the Company’s 6.5 percent 2017 Senior Notes and the April 2017 issuance of the Company’s 3.5 percent 2027 Senior Notes.
•	Income contribution of $2.4 million from a warehouse-stage CLO entity that the Company began consolidating in the fourth quarter of fiscal 2017.
•	An increase in income taxes of $1.3 million, or 2 percent, primarily reflecting a non-recurring charge of $24.8 million recognized in the first quarter of fiscal 2018 to reflect the estimated effect of the Tax Act, partially offset by a decrease in the Company’s statutory U.S. federal income tax rate resulting from the enactment of the Tax Act. The Company’s income tax provision for the six months ended April 30, 2018 also reflects $13.7 million of net excess tax benefits recognized from the exercise of stock options and vesting of restricted stock awards during the period in connection with new accounting guidance adopted in the first quarter of fiscal 2018.
•	An increase in equity in net income of affiliates, net of tax, of $0.5 million, primarily reflecting an increase in the Company’s proportionate net interest in the earnings of Hexavest and a private equity partnership, both of which are accounted for under the equity method.
•	An increase in net income attributable to non-controlling and other beneficial interest holders of $1.0 million, primarily reflecting an increase in net income attributable to non-controlling interest holders in the Company’s consolidated sponsored funds and majority-owned subsidiaries.

Weighted average diluted shares outstanding increased by 8.7 million shares, or 8 percent, in the first six months of fiscal 2018 compared to the first six months of fiscal 2017, primarily reflecting an increase in the dilutive effect of in-the-money options and unvested restricted stock and a decrease in share repurchases.

Revenue

The following table shows our management fees, distribution and underwriter fees, service fees and other revenue for the three and six months ended April 30, 2018 and 2017:

	Three Months Ended			Six Months Ended
	April 30,		%	April 30,		%
(in thousands)	2018	2017	Change	2018	2017	Change
Management fees	$361,009	$321,629	12%	$727,376	$626,282	16%
Distribution and underwriter fees	19,801	19,918	-1%	40,294	38,877	4%
Service fees	29,831	30,067	-1%	60,675	58,978	3%
Other revenue	3,620	3,018	20%	7,328	5,454	34%
Total revenue	$414,261	$374,632	11%	$835,673	$729,591	15%

Management fees

The increase in management fees in the second quarter and first six months of fiscal 2018 from the same periods a year earlier is primarily attributable to an increase in consolidated average assets under management, partially offset by a decline in our consolidated average annualized management fee rate. Consolidated average assets under management increased by 17 percent and 21 percent in second quarter and first six months of fiscal 2018 from the same periods a year earlier, respectively. Excluding performance-based fees, consolidated average annualized management fee rates decreased to 33.3 basis points and 33.6 basis points in the second quarter and first six months of fiscal 2018, respectively, from 34.7 basis points and 34.9 basis points in the second quarter and first six months of fiscal 2017, respectively. Performance-based fees, all associated with one fund, were $(0.5) million and $(1.0) million in the second quarter and first six months of fiscal 2018, negligible in the second quarter of fiscal 2017 and contributed $0.1 million in the first six months of 2017. Changes in consolidated average annualized management fee rates for the compared periods primarily reflect the ongoing shift in the Company’s mix of business towards lower-fee mandates.

Consolidated average management fee rates, excluding performance-based fees, for the three and six months ended April 30, 2018 and 2017 were as follows:

	Three Months Ended			Six Months Ended
	April 30,		%	April 30,		%
(in basis points on average managed assets)	2018	2017	Change	2018	2017	Change
Equity	59.4	62.1	-4%	60.2	62.4	-4%
Fixed income	35.8	38.5	-7%	36.2	38.7	-6%
Floating-rate income	50.8	51.6	-2%	51.0	51.8	-2%
Alternative	68.8	63.2	9%	68.4	63.0	9%
Portfolio implementation	14.1	14.5	-3%	14.6	14.6	0%
Exposure management	5.1	5.1	0%	5.1	5.1	0%
Consolidated average annualized management fee rates	33.3	34.7	-4%	33.6	34.9	-4%

Consolidated average assets under management by investment mandate to which these fee rates apply can be found in the table, “Consolidated Average Assets under Management by Investment Mandate,” on page 44.

Distribution and underwriter fees

Distribution fees, underwriter fees and other distribution income for the three and six months ended April 30, 2018 and 2017 were as follows:

	Three Months Ended			Six Months Ended
	April 30,		%	April 30,		%
(in thousands)	2018	2017	Change	2018	2017	Change
Distribution fees:
Class A	$822	$177	364%	$1,693	$341	396%
Class B	96	209	-54%	220	454	-52%
Class C	13,955	15,425	-10%	28,806	30,561	-6%
Class F	385	351	10%	789	474	66%
Class N	26	17	53%	58	32	81%
Class R	453	389	16%	920	768	20%
Private funds	2,165	1,412	53%	4,172	2,657	57%
Total distribution fees	17,902	17,980	0%	36,658	35,287	4%
Underwriter fees	754	746	1%	1,426	1,304	9%
Other distribution income	1,145	1,192	-4%	2,210	2,286	-3%
Total distribution and underwriter fees	$19,801	$19,918	-1%	$40,294	$38,877	4%

Service fees

Service fee revenue decreased 1 percent in the second quarter of fiscal 2018 from the same period a year earlier, primarily reflecting a decrease in average assets in funds and fund share classes subject to service fees. Service fee revenue increased 3 percent in the first six months of fiscal 2018 from the same period a year earlier, primarily reflecting an increase in average assets in funds and fund share classes subject to service fees.

Other revenue

Other revenue, which consists primarily of shareholder servicing fees, miscellaneous dealer income and Hexavest-related distribution and service revenue, increased 20 percent and 34 percent in the second quarter and first six months of fiscal 2018 from the same periods a year earlier, primarily reflecting increases in each of the principal components.

Expenses

Operating expenses increased by 10 percent, or $24.9 million, in the second quarter of fiscal 2018 from the same period a year earlier, reflecting increases in compensation, distribution expense, amortization of deferred sales commissions, fund-related expenses and other operating expenses partially offset by a decrease in service fee expense. Expenses in connection with the Company’s NextShares initiative totaled approximately $1.7 million in the second quarter of fiscal 2018, a decrease of 6 percent from $1.8 million in the second quarter of fiscal 2017.

Operating expenses increased by 12 percent, or $61.0 million, in the first six months of fiscal 2018 from the same period a year earlier, reflecting increases in compensation, distribution expense, service fee expense, amortization of deferred sales commissions, fund-related expenses and other operating expenses. Expenses in connection with the Company’s NextShares initiative totaled approximately $3.6 million in the first six months of fiscal 2018, a decrease of 5 percent from $3.8 million in the first six months fiscal 2017.

The following table shows our operating expenses for the three and six months ended April 30, 2018 and 2017:

	Three Months Ended			Six Months Ended
	April 30,		%	April 30,		%
(in thousands)	2018	2017	Change	2018	2017	Change
Compensation and related costs	$147,989	$135,467	9%	$303,037	$270,602	12%
Distribution expense	34,534	32,007	8%	70,174	63,124	11%
Service fee expense	27,329	27,827	-2%	55,891	54,754	2%
Amortization of deferred sales commissions	4,428	4,026	10%	8,705	7,880	10%
Fund-related expenses	15,333	11,848	29%	30,179	22,723	33%
Other expenses	51,962	45,537	14%	99,201	87,152	14%
Total expenses	$281,575	$256,712	10%	$567,187	$506,235	12%

Compensation and related costs

The following table shows our compensation and related costs for the three and six months ended April 30, 2018 and 2017:

	Three Months Ended			Six Months Ended
	April 30,		%	April 30,		%
(in thousands)	2018	2017	Change	2018	2017	Change
Base salaries and employee benefits	$66,723	$60,434	10%	$135,015	$119,967	13%
Stock-based compensation	20,786	19,141	9%	45,437	39,440	15%
Operating income-based incentives	42,676	37,371	14%	86,263	71,728	20%
Sales-based incentives	17,330	18,364	-6%	35,206	38,601	-9%
Other compensation expense	474	157	202%	1,116	866	29%
Total	$147,989	$135,467	9%	$303,037	$270,602	12%

Compensation expense increased by $12.5 million, or 9 percent, in the second quarter of fiscal 2018 from the same period a year earlier. The increase was driven primarily by (i) a $6.3 million increase in base salaries and employee benefits, reflecting higher headcount, fiscal year-end compensation increases and an increase in our corporate 401(k) match; (ii) a $1.6 million increase in stock-based compensation expense primarily due to higher stock-based compensation awards; and (iii) a $5.3 million increase in operating income-based bonus accruals due to higher pre-bonus adjusted operating income and a modest increase in bonus accrual rates. These increases were partially offset by a $1.0 million decrease in sales-based incentive compensation resulting from a decrease in compensation-eligible sales.

Compensation expense increased by $32.4 million, or 12 percent, in the first six months of fiscal 2018 from the same period a year earlier. The increase was driven primarily by (i) a $15.0 million increase in base salaries and benefits, reflecting higher headcount, fiscal year-end compensation increases and an increase in our corporate 401(k) match; (ii) a $6.0 million increase in stock-based compensation expense primarily due to higher stock-based compensation awards; and (iii) a $14.5 million increase in operating income-based bonus accruals due to higher pre-bonus adjusted operating income and a modest increase in bonus accrual rates. These increases were partially offset by a $3.4 million decrease in sales-based incentive compensation resulting from a decrease in compensation-eligible sales.

Distribution expense

The following table shows our distribution expense for the three and six months ended April 30, 2018 and 2017:

	Three Months Ended			Six Months Ended
	April 30,		%	April 30,		%
(in thousands)	2018	2017	Change	2018	2017	Change
Class A share commissions	$412	$605	-32%	$839	$1,372	-39%
Distribution fees	13,908	13,152	6%	28,508	26,131	9%
Closed-end fund dealer compensation payments	939	949	-1%	1,921	1,907	1%
Intermediary marketing support payments	12,653	12,118	4%	25,187	23,339	8%
Discretionary marketing expenses	6,622	5,183	28%	13,719	10,375	32%
Total	$34,534	$32,007	8%	$70,174	$63,124	11%

Distribution expense increased $2.5 million, or 8 percent, in the second quarter of fiscal 2018 and increased $7.1 million, or 11 percent, in the first six months of fiscal 2018 versus the same periods a year earlier. The increase during both periods is primarily attributable to increases in fund assets held for more than one year in share classes on which we pay distribution fees, intermediary marketing support payments to our distribution partners and discretionary marketing expenses related to significant corporate initiatives. These increases are partially offset by a decrease in Class A sales on which we pay commissions.

Service fee expense

Service fee expense decreased $0.5 million, or 2 percent, in the second quarter of fiscal 2018 from the same period a year earlier, reflecting lower average fund assets retained more than one year in funds and share classes that are subject to service fee payments. Service fee expense increased 2 percent, or $1.1 million, in the first six months of fiscal 2018 versus the same period a year earlier, reflecting higher average fund assets retained more than one year in funds and share classes that are subject to service fee payments.

Amortization of deferred sales commissions

Amortization expense increased 10 percent, or $0.4 million, in the second quarter of fiscal 2018 from the same period a year earlier, reflecting higher private fund commission amortization partially offset by lower Class C share commission amortization. Amortization expense increased 10 percent, or $0.8 million, in the first six months of fiscal 2018 compared to the same period a year earlier, reflecting higher private fund commission amortization partially offset by lower Class C share commission amortization.

Fund-related expenses

Fund-related expenses increased $3.5 million, or 29 percent, in the second quarter of fiscal 2018 over the same period a year earlier, reflecting increases in fund subsidy accruals and sub-advisory fees paid. Fund-related expenses increased $7.5 million, or 33 percent, in the first six months of fiscal 2018 compared to the same period a year earlier for the same reasons.

Other expenses

The following table shows our other expenses for the three and six months ended April 30, 2018 and 2017:

	Three Months Ended			Six Months Ended
	April 30,		%	April 30,		%
(in thousands)	2018	2017	Change	2018	2017	Change
Information technology	$22,141	$19,723	12%	$43,488	$37,418	16%
Facilities-related	12,763	10,233	25%	23,454	19,937	18%
Travel	4,814	4,122	17%	8,753	7,695	14%
Professional services	4,530	3,526	28%	7,747	6,458	20%
Communications	1,444	1,425	1%	2,856	2,679	7%
Amortization of intangible assets	2,239	2,239	0%	4,478	4,535	-1%
Other corporate expense	4,031	4,269	-6%	8,425	8,430	0%
Total	$51,962	$45,537	14%	$99,201	$87,152	14%

Other expenses increased 14 percent in the second quarter of fiscal 2018 from the same period a year earlier, primarily attributable to increases in information technology, facilities-related, travel and professional services expenses. The increase in information technology expense is attributable primarily to increases in costs associated with the consolidation of our trading platforms, enhancements to Calvert’s research system, higher market data expenses, and ongoing system maintenance costs, partially offset by a decrease in outside custody and back-office service costs. The increase in facilities-related expenses reflects the acceleration of $1.5 million of depreciation in the second quarter of fiscal 2018, as well as increases in rent and building-related expenses. The increase in travel expense relates to increased travel activity. The increase in professional services expense is primarily attributable to an increase in corporate consulting engagements and external legal costs.

Other expenses increased 14 percent in the first six months of fiscal 2018 from the same period a year earlier, primarily attributable to increases in information technology, facilities-related, travel and professional services expenses. The increase in information technology expense is attributable primarily to increases in costs associated with the consolidation of our trading platforms, enhancements to Calvert’s research system, higher market data expenses, ongoing system maintenance costs, small equipment and software expenses. The increase in facilities-related expenses reflects the acceleration of $1.5 million of depreciation in the second quarter of fiscal 2018, as well as increases in rent and building-related expenses. The increase in travel expense relates to increased travel activity. The increase in professional services expense is primarily attributable to an increase in corporate consulting engagements and external legal costs.

Non-operating Income (Expense)

The main categories of non-operating income (expense) for the three and six months ended April 30, 2018 and 2017 are as follows:

	Three Months Ended			Six Months Ended
	April 30,		%	April 30,		%
(in thousands)	2018	2017	Change	2018	2017	Change
Gains (losses) and other investment income, net	$(261)	$9,288	NM	$2,337	$9,782	-76%
Interest expense	(5,903)	(8,065)	-27%	(11,810)	(15,412)	-23%
Other income (expense) of consolidated CLO entity:
Gains and other investment income, net	1,259	-	NM	2,976	-	NM
Interest expense	(444)	-	NM	(538)	-	NM
Total non-operating income (expense)	$(5,349)	$1,223	NM	$(7,035)	$(5,630)	25%

Gains (losses) and other investment income, net, decreased by $9.5 million in the second quarter of fiscal 2018 compared to the same period a year ago, primarily reflecting a $9.4 million increase in net losses attributable to investments in sponsored strategies and associated hedges, partially offset by an increase in interest income of $1.3 million and a $0.4 million increase in foreign currency gains. Gains (losses) and other investment income, net, for the second quarter of fiscal 2017 included a $1.9 million gain recognized upon the release from escrow of payments received in connection with the sale of the Company’s equity interest in Lloyd George Management in fiscal 2011.

The $2.2 million decrease in interest expense in the second quarter of fiscal 2018 compared to the same period a year earlier reflects the May 2017 retirement of the Company’s 6.5 percent 2017 Senior Notes and the April 2017 issuance of the Company’s 3.5 percent 2027 Senior Notes.

The increase in other income (expense) of consolidated CLO entity is a result of income contribution from a consolidated warehouse-stage CLO entity of $0.8 million, which the Company began consolidating in the fourth quarter of fiscal 2017.

Gains (losses) and other investment income, net, decreased by $7.4 million in the first six months of fiscal 2018 compared to the same period a year earlier, primarily reflecting (i) a $6.5 million loss recognized in the first six months of fiscal 2018 upon expiration of the Company’s option to acquire an additional 26 percent ownership interest in Hexavest under the terms of the option agreement entered into when we acquired our Hexavest position in 2012; (ii) a $4.5 million increase in net losses attributable to investments in sponsored strategies and associated hedges; (iii) a $1.9 million gain recognized in the first six months of fiscal 2017 upon the release from escrow of payments received in connection with the sale of the Company’s equity interest in Lloyd George Management in fiscal 2011; and (iv) a $0.3 million increase in foreign currency losses. These decreases are partially offset by an increase in interest income of $5.8 million.

The $3.6 million decrease in interest expense in the first six months of fiscal 2018 compared to the same period a year earlier reflects the May 2017 retirement of the Company’s 6.5 percent 2017 Senior Notes and the April 2017 issuance of the Company’s 3.5 percent 2027 Senior Notes.

Other income (expense) of the Company’s consolidated warehouse-stage CLO entity, which the Company began consolidating in the fourth quarter of fiscal 2017, totaled $0.8 million and $2.4 million for the three and six months ended April 30, 2018, respectively.

Income Taxes

Our effective tax rate, calculated as a percentage of income before income taxes and equity in net income of affiliates, was 26.7 percent in the second quarter of fiscal 2018 and 37.5 percent in the second quarter of fiscal 2017.

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

Our income tax provision for the three and six months ended April 30, 2018 was reduced by net excess tax benefits of $1.9 million and $13.7 million, respectively, related to the exercise of stock options and vesting of restricted stock during those periods. New accounting guidance adopted in the first quarter of fiscal 2018 requires these net excess tax benefits to be recognized in earnings. Our income tax provision for the six months ended April 30, 2018 also includes a non-recurring charge of approximately $24.8 million to reflect the estimated effect of the Tax Act. The non-recurring charge includes $21.7 million from the revaluation of the Company’s deferred tax assets and liabilities and $3.1 million for the deemed repatriation of foreign-sourced net earnings not previously subject to U.S. taxation.

Our calculations of adjusted net income and adjusted earnings per diluted share remove the effect of the net excess tax benefits recognized in the second and first quarters of fiscal 2018 in connection with the new accounting guidance and the non-recurring impact of the tax reform recognized in the first quarter of fiscal 2018. On this basis, our adjusted effective tax rate was 28.2 percent and 27.4 percent for the three and six months ended April 30, 2018, respectively.

The following table reconciles the statutory federal income tax rate to our effective tax rate for the three and six months ended April 30, 2018:

	Three Months Ended	Six Months Ended
	April 30, 2018	April 30, 2018
Statutory U.S. federal income tax rate(1)	23.3%	23.3%
State income taxes for current year, net of federal income tax benefits	4.3	4.3
Net income attributable to non-controlling and other beneficial interests	0.1	(0.9)
Other items	0.5	0.7
Adjusted effective income tax rate(2)	28.2	27.4
Non-recurring impact of U.S. tax reform	-	9.5
Net excess tax benefits from stock-based compensation plans(3)	(1.5)	(5.3)
Effective income tax rate	26.7%	31.6%

(1)	Statutory U.S. federal income tax rate is a blend of 35 percent and 21 percent based on the number of days in our fiscal year before and after the January 1, 2018 effective date of the reduction in the federal corporate income tax rate pursuant to the Tax Act.
(2)	Represents the Company’s effective income tax rate, excluding the tax impact of stock-based compensation shortfalls or windfalls, which recently-adopted accounting guidance requires to be recognized in earnings, and the non-recurring tax impact of U.S. tax law changes recognized in the first quarter of fiscal 2018. Management believes that the Company’s adjusted effective income tax rate is an important indicator of our operations because it excludes items that may not be indicative of, or are unrelated to, our core operating results, and may provide a useful baseline for analyzing trends in our underlying business.
(3)	This amount reflects the impact of Accounting Standard Update (ASU) 2016-09, Improvements to Employee Share-Based Payment Accounting, which was adopted in the first quarter of fiscal 2018. The Company anticipates that the adoption of this guidance may cause fluctuations in the Company’s effective tax rate, particularly in the first quarter of each fiscal year, when most of the Company’s annual stock-based awards vest.

We continue to carefully evaluate the impact of the Tax Act, certain provisions of which will not take effect for the Company until fiscal 2019, including, but not limited to, the global intangible low-taxed income, foreign-derived intangible income and base erosion anti-abuse tax provisions.

Equity in Net Income of Affiliates, Net of Tax

Equity in net income of affiliates, net of tax, for the second quarter and first six months of fiscal 2018 primarily reflects our 49 percent equity interest in Hexavest and our seven percent minority equity interest in a private equity partnership managed by a third party. Equity in net income of affiliates, net of tax, was $3.1 million and $6.1 million in the second quarter and first six months of fiscal 2018, respectively, and $3.1 million and $5.7 million in the respective periods a year earlier.

The following table summarizes the components of equity in net income of affiliates, net of tax, for the three and six months ended April 30, 2018 and 2017:

	Three Months Ended			Six Months Ended
	April 30,		%	April 30,		%
(in thousands)	2018	2017	Change	2018	2017	Change
Investment in Hexavest, net of tax and amortization	$2,802	$2,982	-6%	$5,606	$5,379	4%
Investment in private equity partnership, net of tax	310	162	91%	521	271	92%
Total	$3,112	$3,144	-1%	$6,127	$5,650	8%

Net (Income) Loss Attributable to Non-controlling and Other Beneficial Interests

The following table summarizes the components of net (income) loss attributable to non-controlling and other beneficial interests for the three and six months ended April 30, 2018 and 2017:

	Three Months Ended			Six Months Ended
	April 30,		%	April 30,		%
(in thousands)	2018	2017	Change	2018	2017	Change
Consolidated sponsored funds	$3,947	$(1,727)	NM	$(2,353)	$(1,712)	37%
Majority-owned subsidiaries	(3,752)	(3,932)	-5%	(7,907)	(7,650)	3%
Non-controlling interest value adjustments(1)	-	1	-100%	-	74	-100%
Net (income) loss attributable to non- controlling and other beneficial interests	$195	$(5,658)	NM	$(10,260)	$(9,288)	10%

(1)	Relates to non-controlling interests redeemable at other than fair value.

Net (income) loss attributable to non-controlling and other beneficial interests is not adjusted for taxes due to the underlying tax status of our consolidated majority-owned subsidiaries, which are treated as partnerships or other pass-through entities for tax purposes.

Changes in Financial Condition, Liquidity and Capital Resources

The following table summarizes certain key financial data relating to our liquidity and capital resources on April 30, 2018 and October 31, 2017 and the use of cash for the six months ended April 30, 2018 and 2017.

Balance Sheet and Cash Flow Data
	April 30,	October 31,
(in thousands)	2018	2017

Balance sheet data:
Assets:
Cash and cash equivalents	$511,747	$610,555
Management fees and other receivables	205,940	200,453
Total liquid assets	$717,687	$811,008

Investments	$1,090,360	$898,192

Liabilities:
Debt	$619,261	$618,843

	Six Months Ended
	April 30,
(in thousands)	2018	2017

Cash flow data:
Operating cash flows	$7,560	$20,883
Investing cash flows	(104,000)	(63,746)
Financing cash flows	(3,210)	281,635

Liquidity and Capital Resources

Liquid assets consist of cash and cash equivalents and management fees and other receivables. Cash and cash equivalents consist of cash and short-term, highly liquid investments that are readily convertible to cash. Management fees and other receivables primarily represent receivables due from sponsored funds and separately managed accounts for investment advisory and distribution services provided. Liquid assets represented 30 percent and 35 percent of total assets on April 30, 2018 and October 31, 2017, respectively, excluding those assets identified as assets of our consolidated CLO entity. Not included in the liquid asset amounts are $279.7 million and $213.5 million of highly liquid short-term debt securities with remaining maturities between three and 12 months at April 30, 2018 and October 31, 2017, respectively, which are included within investments on our Consolidated Balance Sheets. Our seed investments in consolidated funds and separate accounts are not treated as liquid assets because they may be longer term in nature.

The $93.3 million decrease in liquid assets in the first six months of fiscal 2018 primarily reflects the repurchase of $109.5 million of Non-Voting Common Stock, $82.8 million of net purchases of bank loan investments by our consolidated CLO entity, the payment of $73.7 million of dividends to shareholders, the purchase of additional non-controlling interests for $20.8 million, net purchases of investments for $13.5 million and the addition of $7.7 million in equipment and leasehold improvements offset by net proceeds of $77.1 million from our consolidated CLO entity’s line of credit issuance, proceeds from net subscriptions received from non-controlling interests holders of $67.5 million, proceeds from the issuance of Non-Voting Common Stock of $53.7 million in connection with the exercise of employee stock options and other employee stock purchases, cash provided by operating activities of $7.6 million, an increase in management fees and other receivables of $5.5 million, principal repayments on notes receivable from stock options exercises of $2.5 million and an increase in the effect of currency rate changes on cash and cash equivalents of $0.8 million.

On April 30, 2018, our debt consisted of $325 million in aggregate principal amount of 3.625 percent Senior Notes due in June 2023 and $300 million in aggregate principal amount of 3.5 percent Senior Notes due in April 2027.

We maintain a $300 million unsecured revolving credit facility with several banks that expires on October 21, 2019. The facility provides that we may borrow at LIBOR-based rates of interest that vary depending on the level of usage of the facility and our credit ratings. The agreement contains financial covenants with respect to leverage and interest coverage and requires us to pay an annual commitment fee on any unused portion. We had no borrowings under our revolving credit facility at April 30, 2018 or at any point during the first six months of fiscal 2018. We were in compliance with all debt covenants as of April 30, 2018.

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

Recoverability of our Investments

Our $1.1 billion of investments as of April 30, 2018 consisted of our 49 percent equity interest in Hexavest, positions in Company-sponsored funds and separate accounts entered into for investment and business development purposes, and certain other investments held directly by the Company. Investments in Company-sponsored funds and separate accounts and investments held directly by the Company are generally in liquid debt or equity securities and are carried at fair market value. We test our investments, other than trading and equity method investments, for impairment on a quarterly basis. We evaluate our investments in non-consolidated CLO entities and investments classified as available-for-sale for impairment using quantitative factors, including how long the investment has been in a net unrealized loss position, and qualitative factors, including the credit quality of the underlying issuer and our ability and intent to continue holding the investment. If markets deteriorate in the quarters ahead, our assessment of impairment on a quantitative basis may lead us to impair additional investments in future quarters that were in an unrealized loss position at April 30, 2018.

We test our investments in equity method investees, goodwill and indefinite-lived intangible assets for impairment in the fourth quarter of each fiscal year, or as facts and circumstances indicate that additional analysis is warranted. There have been no significant changes in financial condition in the first six months of fiscal 2018 that would indicate that an impairment loss exists at April 30, 2018.

We periodically review our deferred sales commissions and amortizing identifiable intangible assets for impairment as events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. There have been no significant changes in financial condition in the first six months of fiscal 2018 that would indicate that an impairment loss exists at April 30, 2018.

Operating Cash Flows

Cash provided by operating activities totaled $7.6 million in the first six months of fiscal 2018, compared to $20.9 million in the first six months of fiscal 2017. The decrease in net cash provided by operating activities year-over-year primarily reflects an increase in net cash used to settle accrued compensation, an increase in net cash used to purchase trading securities, and a net decrease as a result of timing differences in the cash settlements of our deferred income taxes and other assets and liabilities.

Investing Cash Flows

Cash used for investing activities totaled $104.0 million in the first six months of fiscal 2018 compared to $63.7 million in the first six months of fiscal 2017. The increase in cash used for investing activities year-over-year is attributable primarily to $82.8 million of net purchases of bank loan investments by our consolidated CLO entity, which the Company began consolidating in the fourth quarter of fiscal 2017, an increase in net purchases of investments of $19.4 million, primarily related to investments in non-consolidated CLO entities, and an increase in equipment and leasehold improvements of $1.6 million offset by a decrease in cash paid in acquisition of $63.6 million.

Financing Cash Flows

Cash used for financing activities totaled $3.2 million in the first six months of fiscal 2018 compared to cash provided by financing activities of $281.6 million in the first six months of fiscal 2017. The decrease in cash provided by financing activities is primarily attributable to the issuance of $300 million in aggregate principal amount of 3.5 percent Senior Notes in the second quarter of fiscal 2017.

Share repurchases in the first six months of fiscal 2018 totaled $109.5 million. As of April 30, 2018, we have authorization to purchase an additional 4.1 million shares under our current share repurchase authorization and anticipate that future repurchases will continue to be an ongoing use of cash.

Dividends declared per share were $0.62 in the first six months of fiscal 2018 compared to $0.56 per share in the first six months of fiscal 2017. We currently expect to declare and pay quarterly dividends on our Voting and Non-Voting Common Stock comparable to the dividend declared in the second quarter of fiscal 2018.

Contractual Obligations

We have future obligations under various contracts relating to debt, interest payments and operating leases. During the first six months April 30, 2018 there were no material changes to our contractual obligations as previously reported in our Annual Report on Form 10-K for the year ended October 31, 2017, except as discussed below.

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

We have presented all redeemable non-controlling interests at redemption value on our Consolidated Balance Sheet as of April 30, 2018. We have recorded the current quarter change in the estimated redemption value of non-controlling interests redeemable at fair value as a component of additional paid-in capital. Based on our calculations, the estimated redemption value of our non-controlling interests, totaled $335.3 million on April 30, 2018 compared to $250.8 million on October 31, 2017. These interests are all redeemable at fair value. No puts or calls redeemable at other than fair value were outstanding as of April 30, 2018.

Redeemable non-controlling interests as of April 30, 2018 consisted of third-party investors’ ownership in consolidated investment funds of $231.8 million, non-controlling interests in Parametric issued in conjunction with the Parametric Risk Advisors LLC (Parametric Risk Advisors) final put option of $15.8 million and profit interests granted under the long-term incentive plans of Parametric and Atlanta Capital of $52.8 million and $34.9 million, respectively, all of which are redeemable at fair value.

Foreign Subsidiaries

We consider the undistributed earnings of certain of our foreign subsidiaries to be indefinitely reinvested in foreign operations as of April 30, 2018; however, as a result of the Tax Act, an estimated tax of $3.1 million was recognized during the six months ended April 30, 2018 on these earnings. The calculation of this non-recurring charge was based on the Tax Act, guidance issued by the Internal Revenue Service, and our interpretations of this information. We anticipate additional guidance to be issued by the Internal Revenue Service and continue to monitor interpretative developments. As a result, this estimated tax charge may change. In light of the changes contained in the Tax Act, and as additional guidance becomes available, we may reconsider our repatriation policy.

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

Item 4. Controls and Procedures

We evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2018. Disclosure controls and procedures are designed to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rule and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), to allow timely decisions regarding required disclosure. Our CEO and CFO participated in this evaluation and concluded that, as of April 30, 2018, our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting that occurred during the second quarter of our fiscal year ended October 31, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding purchases by the Company of our Non-Voting Common Stock on a monthly basis during the second quarter of fiscal 2018:

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
February 1, 2018 through February 28, 2018	33,571	$53.35	33,571	5,347,677
March 1, 2018 through March 31, 2018	790,000	$55.44	790,000	4,557,677
April 1, 2018 through April 30, 2018	501,987	$54.86	501,987	4,055,690
Total	1,325,558	$55.17	1,325,558	4,055,690

(1)	We announced a share repurchase program on January 11, 2017, which authorized the repurchase of up to 8,000,000 shares of our Non-Voting Common Stock in the open market and in private transactions in accordance with applicable securities laws. This repurchase plan is not subject to an expiration date.

Item 6. Exhibits

(a)	Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Materials from the Eaton Vance Corp. Quarterly Report on Form 10-Q for the quarter ended April 30, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) related Notes to the Consolidated Financial Statements, tagged in detail (furnished herewith).

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EATON VANCE CORP.
(Registrant)

DATE: June 6, 2018	/s/ Laurie G. Hylton
(Signature)
Laurie G. Hylton
Chief Financial Officer

DATE: June 6, 2018	/s/ Julie E. Rozen
(Signature)
Julie E. Rozen
Chief Accounting Officer

