Form 10-Q
period 2018-07-31
EATON VANCE CORP
filed 2018-09-07
CIK 350797

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended July 31, 2018

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Outstanding as of July 31, 2018
Non-Voting Common Stock, $0.00390625 par value	118,043,471 shares
Voting Common Stock, $0.00390625 par value	422,935 shares

Eaton Vance Corp.

Form 10-Q

As of July 31, 2018 and for the

Three and Nine Month Periods Ended July 31, 2018

Part I - Financial Information

Item 1. Consolidated Financial Statements (unaudited)

Eaton Vance Corp.

Consolidated Balance Sheets (unaudited)

	July 31,	October 31,
(in thousands)	2018	2017

Assets

Cash and cash equivalents	$562,890	$610,555
Management fees and other receivables	218,955	200,453
Investments	1,052,663	898,192
Assets of consolidated collateralized loan obligation (CLO) entities:
Cash	88,020	-
Bank loans and other investments	608,819	31,348
Other assets	6,918	-
Deferred sales commissions	47,517	36,423
Deferred income taxes	40,697	67,100
Equipment and leasehold improvements, net	51,056	48,989
Intangible assets, net	83,102	89,812
Goodwill	259,681	259,681
Loan to affiliate	5,000	5,000
Other assets	60,914	83,348
Total assets	$3,086,232	$2,330,901

See notes to Consolidated Financial Statements.

Eaton Vance Corp.

Consolidated Balance Sheets (unaudited) (continued)

	July 31,	October 31,
(in thousands, except share data)	2018	2017

Liabilities, Temporary Equity and Permanent Equity
Liabilities:
Accrued compensation	$173,279	$207,330
Accounts payable and accrued expenses	83,652	68,115
Dividend payable	46,109	44,634
Debt	619,469	618,843
Liabilities of consolidated CLO entities:
Senior note obligations	465,306	-
Line of credit	145,709	12,598
Other liabilities	31,982	-
Other liabilities	105,581	116,298
Total liabilities	1,671,087	1,067,818

Commitments and contingencies (Note 18)

Temporary Equity:
Redeemable non-controlling interests	308,945	250,823
Permanent Equity:
Voting Common Stock, par value $0.00390625 per share:
Authorized, 1,280,000 shares
Issued and outstanding, 422,935 and 442,932 shares, respectively	2	2
Non-Voting Common Stock, par value $0.00390625 per share:
Authorized, 190,720,000 shares
Issued and outstanding, 118,043,471 and 118,077,872 shares, respectively	461	461
Additional paid-in capital	78,214	148,284
Notes receivable from stock option exercises	(9,343)	(11,112)
Accumulated other comprehensive loss	(50,110)	(47,474)
Retained earnings	1,086,145	921,235
Total Eaton Vance Corp. shareholders' equity	1,105,369	1,011,396
Non-redeemable non-controlling interests	831	864
Total permanent equity	1,106,200	1,012,260
Total liabilities, temporary equity and permanent equity	$3,086,232	$2,330,901

See notes to Consolidated Financial Statements.

Eaton Vance Corp.

Consolidated Statements of Income (unaudited)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(in thousands, except per share data)	2018	2017	2018	2017

Revenue:
Management fees	$374,553	$339,866	$1,101,929	$966,148
Distribution and underwriter fees	20,099	20,114	60,393	58,991
Service fees	31,260	30,515	91,935	89,493
Other revenue	4,690	3,251	12,018	8,705
Total revenue	430,602	393,746	1,266,275	1,123,337
Expenses:
Compensation and related costs	152,921	142,338	455,958	412,940
Distribution expense	35,045	37,160	105,219	100,284
Service fee expense	28,760	28,630	84,651	83,384
Amortization of deferred sales commissions	4,637	4,182	13,342	12,062
Fund-related expenses	15,857	14,029	46,036	36,752
Other expenses	51,118	46,376	150,319	133,528
Total expenses	288,338	272,715	855,525	778,950
Operating income	142,264	121,031	410,750	344,387
Non-operating income (expense):
Gains and other investment income, net	7,131	5,537	9,468	15,319
Interest expense	(5,906)	(6,180)	(17,716)	(21,592)
Loss on extinguishment of debt	-	(5,396)	-	(5,396)
Other income (expense) of consolidated CLO entities:
Gains and other investment income, net	1,847	-	4,823	-
Interest and other expense	(3,092)	-	(3,630)	-
Total non-operating income (expense)	(20)	(6,039)	(7,055)	(11,669)
Income before income taxes and equity in net income of affiliates	142,244	114,992	403,695	332,718
Income taxes	(37,219)	(42,462)	(119,880)	(123,864)
Equity in net income of affiliates, net of tax	2,750	2,323	8,877	7,973
Net income	107,775	74,853	292,692	216,827
Net income attributable to non-controlling and other beneficial interests	(5,981)	(7,492)	(16,241)	(16,780)
Net income attributable to Eaton Vance Corp. shareholders	$101,794	$67,361	$276,451	$200,047
Earnings per share:
Basic	$0.89	$0.61	$2.40	$1.81
Diluted	$0.83	$0.58	$2.24	$1.73
Weighted average shares outstanding:
Basic	114,610	111,284	115,157	110,540
Diluted	122,741	117,051	123,553	115,751
Dividends declared per share	$0.31	$0.28	$0.93	$0.84

See notes to Consolidated Financial Statements.

Eaton Vance Corp.

Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(in thousands)	2018	2017	2018	2017

Net income	$107,775	$74,853	$292,692	$216,827
Other comprehensive income (loss):
Unrealized loss on cash flow hedges, net of tax	-	-	-	(413)
Amortization of net gains (losses) on cash flow hedges, net of tax	(25)	37	(75)	46
Unrealized gains (losses) on available-for-sale investments and reclassification adjustments, net of tax	(1,027)	205	5	857
Foreign currency translation adjustments	(4,585)	18,208	(2,566)	15,479
Other comprehensive income (loss), net of tax	(5,637)	18,450	(2,636)	15,969
Total comprehensive income	102,138	93,303	290,056	232,796
Comprehensive (income) attributable to non-controlling and other beneficial interests	(5,981)	(7,492)	(16,241)	(16,780)
Total comprehensive income attributable to Eaton Vance Corp. shareholders	$96,157	$85,811	$273,815	$216,016

See notes to Consolidated Financial Statements.

Eaton Vance Corp.

Consolidated Statements of Shareholders' Equity (unaudited)

	Permanent Equity								Temporary Equity
(in thousands)	Voting Common Stock	Non-Voting Common Stock	Additional Paid-In Capital	Notes Receivable from Stock Option Exercises	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non- Redeemable Non- Controlling Interests	Total Permanent Equity	Redeemable Non- Controlling Interests
Balance, November 1, 2017	$2	$461	$148,284	$(11,112)	$(47,474)	$921,235	$864	$1,012,260	$250,823
Cumulative effect adjustment upon adoption of new accounting standard (ASU 2016-09)	-	-	675	-	-	(523)	-	152	-
Net income	-	-	-	-	-	276,451	2,241	278,692	14,000
Other comprehensive loss	-	-	-	-	(2,636)	-	-	(2,636)	-
Dividends declared ($0.93 per share)	-	-	-	-	-	(111,018)	-	(111,018)	-
Issuance of Non-Voting Common Stock:
On exercise of stock options	-	7	55,706	(1,060)	-	-	-	54,653	-
Under employee stock purchase plans	-	-	3,168	-	-	-	-	3,168	-
Under employee stock purchase incentive plan	-	-	4,347	-	-	-	-	4,347	-
Under restricted stock plan, net of forfeitures	-	6	-	-	-	-	-	6	-
Stock-based compensation	-	-	67,299	-	-	-	-	67,299	-
Tax benefit of non-controlling interest repurchases	-	-	2,030	-	-	-	-	2,030	-
Repurchase of Voting Common Stock	-	-	(171)	-	-	-	-	(171)	-
Repurchase of Non-Voting Common Stock	-	(13)	(186,091)	-	-	-	-	(186,104)	-
Principal repayments on notes receivable from stock option exercises	-	-	-	2,829	-	-	-	2,829	-
Net subscriptions (redemptions/distributions) of non-controlling interest holders	-	-	-	-	-	-	(2,308)	(2,308)	75,872
Net consolidations (deconsolidations) of sponsored investment funds and CLO entities	-	-	-	-	-	-	-	-	(40,310)
Reclass to temporary equity	-	-	-	-	-	-	34	34	(34)
Purchase of non-controlling interests	-	-	-	-	-	-	-	-	(8,439)
Changes in redemption value of non-controlling interests redeemable at fair value	-	-	(17,033)	-	-	-	-	(17,033)	17,033
Balance, July 31, 2018	$2	$461	$78,214	$(9,343)	$(50,110)	$1,086,145	$831	$1,106,200	$308,945

See notes to Consolidated Financial Statements.

Eaton Vance Corp.

Consolidated Statements of Shareholders' Equity (unaudited) (continued)

	Permanent Equity								Temporary Equity
(in thousands)	Voting Common Stock	Non-Voting Common Stock	Additional Paid-In Capital	Notes Receivable from Stock Option Exercises	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non- Redeemable Non- Controlling Interests	Total Permanent Equity	Redeemable Non- Controlling Interests
Balance, November 1, 2016	$2	$444	$-	$(12,074)	$(57,583)	$773,000	$786	$704,575	$109,028
Net income	-	-	-	-	-	200,047	2,892	202,939	13,888
Other comprehensive income	-	-	-	-	15,969	-	-	15,969	-
Dividends declared ($0.84 per share)	-	-	-	-	-	(97,180)	-	(97,180)	-
Issuance of Non-Voting Common Stock:
On exercise of stock options	-	13	100,715	(2,277)	-	-	-	98,451	-
Under employee stock purchase plans	-	-	2,976	-	-	-	-	2,976	-
Under employee stock purchase incentive plan	-	-	3,491	-	-	-	-	3,491	-
Under restricted stock plan, net of forfeitures	-	6	-	-	-	-	-	6	-
Stock-based compensation	-	-	60,395	-	-	-	-	60,395	-
Tax benefit of stock option exercises and vesting of restricted stock awards	-	-	8,188	-	-	-	-	8,188	-
Tax benefit of non-controlling interest repurchases	-	-	3,784	-	-	-	-	3,784	-
Repurchase of Non-Voting Common Stock	-	(9)	(100,226)	-	-	-	-	(100,235)	-
Principal repayments on notes receivable from stock option exercises	-	-	-	3,146	-	-	-	3,146	-
Net subscriptions (redemptions/distributions) of non-controlling interest holders	-	-	-	-	-	-	(2,851)	(2,851)	142,542
Net consolidations (deconsolidations) of sponsored investment funds	-	-	-	-	-	-	-	-	(70,682)
Reclass to temporary equity	-	-	-	-	-	-	(64)	(64)	64
Purchase of non-controlling interests	-	-	-	-	-	-	-	-	(7,310)
Changes in redemption value of non-controlling interests redeemable at fair value	-	-	(1,624)	-	-	-	-	(1,624)	1,624
Balance, July 31, 2017	$2	$454	$77,699	$(11,205)	$(41,614)	$875,867	$763	$901,966	$189,154

See notes to Consolidated Financial Statements.

Eaton Vance Corp.

Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended
	July 31,
(in thousands)	2018	2017

Cash Flows From Operating Activities:
Net income	$292,692	$216,827
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,417	14,128
Unamortized loss on derivative instrument	-	(684)
Amortization of deferred sales commissions	13,342	12,066
Stock-based compensation	67,299	60,395
Deferred income taxes	26,741	12,708
Net losses on investments and derivatives	9,930	888
Loss on write-off of Hexavest option	6,523	-
Equity in net income of affiliates, net of amortization	(8,877)	(7,973)
Dividends received from affiliates	9,164	8,192
Loss on extinguishment of debt	-	5,396
Consolidated CLO entities’ operating activities:
Net gains on bank loans, other investments and note obligations	1,581	-
Net increase in other assets and liabilities, including cash	(33,939)	-
Changes in operating assets and liabilities:
Management fees and other receivables	(18,620)	(15,397)
Investments in trading securities	(209,904)	(222,063)
Deferred sales commissions	(24,435)	(19,989)
Other assets	20,612	10,348
Accrued compensation	(33,953)	(22,476)
Accounts payable and accrued expenses	15,325	10,066
Other liabilities	(611)	36,468
Net cash provided by operating activities	151,287	98,900

Cash Flows From Investing Activities:
Additions to equipment and leasehold improvements	(12,811)	(8,316)
Net cash paid in acquisition	-	(63,605)
Proceeds from sale of investments	63,560	11,471
Purchase of investments	(86,019)	(178)
Consolidated CLO entities’ investing activities:
Proceeds from sales of bank loans and other investments	99,621	-
Purchase of bank loans and other investments	(216,950)	-
Net cash used for investing activities	(152,599)	(60,628)

See notes to Consolidated Financial Statements.

Eaton Vance Corp.

Consolidated Statements of Cash Flows (unaudited) (continued)

	Nine Months Ended
	July 31,
(in thousands)	2018	2017

Cash Flows From Financing Activities:
Purchase of additional non-controlling interest	$(20,818)	$(9,820)
Debt issuance costs	-	(2,761)
Proceeds from issuance of debt	-	298,896
Repayment of debt	-	(250,000)
Loss on extinguishment of debt	-	(5,396)
Proceeds from issuance of Non-Voting Common Stock	62,174	104,924
Repurchase of Voting Common Stock	(171)	-
Repurchase of Non-Voting Common Stock	(186,104)	(100,235)
Principal repayments on notes receivable from stock option exercises	2,829	3,146
Dividends paid	(109,542)	(94,216)
Net subscriptions received from (redemptions/distributions paid to) non-controlling interest holders	73,632	139,838
Consolidated CLO entities’ financing activities:
Proceeds from line of credit	133,111	-
Net cash provided by (used for) financing activities	(44,889)	84,376
Effect of currency rate changes on cash and cash equivalents	(1,464)	3,349
Net increase (decrease) in cash and cash equivalents	(47,665)	125,997
Cash and cash equivalents, beginning of period	610,555	424,174
Cash and cash equivalents, end of period	$562,890	$550,171

Supplemental Cash Flow Information:
Cash paid for interest	$17,221	$20,191
Cash paid for interest upon repayment of debt	-	1,354
Cash paid for interest by consolidated CLO entities	1,421	-
Cash paid for income taxes, net of refunds	96,218	96,915
Supplemental Disclosure of Non-Cash Information:
Increase in equipment and leasehold improvements due to non-cash additions	$206	$895
Exercise of stock options through issuance of notes receivable	1,060	2,277
Increase (decrease) in non-controlling interest due to net consolidation (deconsolidation) of sponsored investment funds	(40,310)	86,129
Increase in bank loans and other investments of consolidated CLO entities due to unsettled purchases	26,317	-
Initial Consolidation of CLO Entities:
Increase in bank loans and other investments	434,446	-
Increase in senior loan obligations	464,347	-

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

Adoption of new accounting standards

In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update, Improvements to Employee Share-Based Payment Accounting (ASU 2016-09), which simplifies certain aspects of the accounting for share-based payment transactions. The Company adopted ASU 2016-09 as of November 1, 2017. Under this ASU, excess tax benefits or tax deficiencies related to the exercise of stock options and vesting of restricted stock awards are no longer recognized in additional paid-in capital but rather as an income tax benefit or income tax expense in the period of vesting or settlement. This provision of the ASU requires a prospective approach to adoption. During the three and nine months ended July 31, 2018, the Company recognized excess tax benefits of $1.3 million and $15.1 million, respectively, attributable to the exercise of stock options and vesting of restricted stock awards in conjunction with the adoption of this ASU.

This guidance also requires that the excess tax benefits or tax deficiencies described above be classified as an operating cash flow within the Consolidated Statements of Cash Flows as opposed to a financing cash flow, as previously reported. The Company elected to use a retrospective approach to the adoption of this provision of the ASU. As a result, the excess tax benefit of $12.1 million recognized for the nine months ended July 31, 2017 was reclassified out of financing activities and into operating activities.

Finally, the guidance allows companies to elect to continue to account for forfeitures using an estimate or instead to elect to account for forfeitures as they occur. Upon adoption, the Company elected to account for forfeitures as they occur and adopted this provision of the ASU using the modified retrospective approach. Therefore, upon adoption, the Company recognized a $0.5 million cumulative effect adjustment (reduction) to retained earnings, net of related income tax effects, to reflect the timing difference of when forfeitures are recognized in the measurement of stock-based compensation cost.

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

The tax effect of the difference, if any, between the cumulative compensation expense recognized for a stock-based award for financial reporting purposes and the deduction for such award for tax purposes is recognized as income tax expense (for tax deficiencies) or benefit (for excess tax benefits) in the Company’s Consolidated Statements of Income in the period in which the tax deduction arises (generally in the period of vesting or settlement of a stock-based award, as applicable) and is reflected as an operating activity on the Company’s Consolidated Statements of Cash Flows. The withholding of shares of non-voting common stock for tax purposes upon the vesting of restricted share awards is reflected as a financing activity in the Company’s Consolidated Statements of Cash Flows.

New Accounting Standards Not Yet Adopted

Revenue recognition

In May 2014, the FASB issued new guidance for revenue recognition. The new guidance seeks to improve comparability by removing inconsistencies in revenue recognition practices. The core principle of the guidance requires companies to recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the expected consideration to be received for the goods or services. In addition, certain costs incurred to obtain and fulfill contracts with customers may need to be capitalized if they meet certain criteria. The guidance was further updated in March 2016 to clarify how companies should evaluate the principal-versus-agent aspects of the previously issued revenue guidance. The new guidance is effective for the Company’s fiscal year that begins on November 1, 2018 and requires a modified retrospective approach or full retrospective approach to adoption. A decision on the adoption method has not been made as of the date of this report.

The Company is in the process of applying the five steps in the new revenue framework to revenue contracts covering a broad range of product and service offerings. Based upon the procedures performed to date, the Company does not anticipate any significant changes to the timing of recognition of revenue. The amended guidance will affect the presentation of certain revenue and expense balances. Specifically, the Company expects that fund subsidies, which are currently presented in fund-related expenses in the Consolidated Statements of Income, will be presented as a reduction to management fee revenue.

In applying the revised principal-versus-agent guidance to the Company’s various distribution service contracts, the Company expects that, for certain classes of shares in sponsored funds with a front-end load commission pricing structure, the entire front-end load commission (including both the underwriting commission retained by the Company and the sales charge paid to the selling broker-dealer) will be presented within distribution and underwriting fees revenue and the sales charge paid to the selling broker-dealer will be presented within distribution expense in the Consolidated Statements of Income. Currently, only the underwriting commission retained by the Company is presented within distribution and underwriting fees revenue.

2.	Consolidated Sponsored Funds

The following table sets forth the balances related to consolidated sponsored funds at July 31, 2018 and October 31, 2017, as well as the Company’s interest in these funds:

(in thousands)	July 31, 2018	October 31, 2017
Investments	$504,482	$401,726
Other assets	14,577	13,537
Other liabilities	(52,644)	(50,314)
Redeemable non-controlling interests	(204,597)	(154,061)
Interest in consolidated sponsored funds	$261,818	$210,888

3.	Investments

The following is a summary of investments at July 31, 2018 and October 31, 2017:

(in thousands)	July 31, 2018	October 31, 2017
Investment securities, trading:
Short-term debt securities	$257,911	$213,537
Consolidated sponsored funds	504,482	401,726
Separately managed accounts	98,880	93,113
Total investment securities, trading	861,273	708,376
Investment securities, available-for-sale	24,255	22,465
Investments in non-consolidated CLO entities	2,935	3,609
Investments in equity method investees	143,326	144,911
Investments, other	20,874	18,831
Total investments(1)	$1,052,663	$898,192

(1) Excludes bank loans and other investments held by consolidated CLO entities, which are discussed in Note 5.

Investment securities, trading

The following is a summary of the fair value of investments classified as trading at July 31, 2018 and October 31, 2017:

(in thousands)	July 31, 2018	October 31, 2017
Short-term debt securities	$257,911	$213,537
Other debt securities	412,268	313,351
Equity securities	191,094	181,488
Total investment securities, trading	$861,273	$708,376

The Company recognized gains (losses) related to trading securities still held at the reporting date of $(3.4) million and $6.8 million for the three months ended July 31, 2018 and 2017, respectively, and $(10.4) million and $15.5 million for the nine months ended July 31, 2018 and 2017, respectively, within gains (losses) and other investment income, net, on the Company’s Consolidated Statements of Income.

Investment securities, available-for-sale

The following is a summary of the gross unrealized gains and losses included in accumulated other comprehensive income (loss) related to securities classified as available-for-sale at July 31, 2018 and October 31, 2017:

July 31, 2018		Gross Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
Investment securities, available-for-sale	$17,516	$6,763	$(24)	$24,255

October 31, 2017		Gross Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
Investment securities, available-for-sale	$15,755	$6,718	$(8)	$22,465

Net unrealized holding gains (losses) on investment securities classified as available-for-sale included in other comprehensive income (loss) on the Company’s Consolidated Statements of Comprehensive Income were $0.5 million and $0.3 million for the three months ended July 31, 2018 and 2017, respectively, and $1.9 million and $1.4 million for the nine months ended July 31, 2018 and 2017, respectively.

The Company did not recognize any impairment losses on investment securities classified as available-for-sale during the three and nine months ended July 31, 2018 or 2017.

The aggregate fair value of available-for-sale investments in an unrealized loss position at July 31, 2018 was $0.5 million; unrealized losses related to these investments totaled $24,000. No investment with a gross unrealized loss has been in a material loss position for greater than one year.

The following is a summary of the Company’s realized gains and losses recognized upon disposition of investments classified as available-for-sale for the three and nine months ended July 31, 2018 and 2017:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(in thousands)	2018	2017	2018	2017
Gains	$2,066	$29	$2,071	$233
Losses	-	-	(110)	(1)
Net realized gains (losses)	$2,066	$29	$1,961	$232

Investments in equity method investees

The Company has a 49 percent interest in Hexavest Inc. (Hexavest), a Montreal, Canada-based investment adviser. The carrying value of this investment was $139.7 million and $142.0 million at July 31, 2018 and October 31, 2017, respectively. At July 31, 2018, the Company’s investment in Hexavest consisted of $6.2 million of equity in the net assets of Hexavest, definite-lived intangible assets of $22.0 million and goodwill of $117.4 million, net of a deferred tax liability of $5.9 million. At October 31, 2017, the Company’s investment in Hexavest consisted of $6.1 million of equity in the net assets of Hexavest, definite-lived intangible assets of $23.7 million and goodwill of $118.6 million, net of a deferred tax liability of $6.4 million. The Company’s investment in Hexavest is denominated in Canadian dollars and is subject to foreign currency translation adjustments, which are recorded in accumulated other comprehensive income (loss). The year-to-date change in the carrying value of goodwill is entirely attributable to foreign currency translation adjustments.

The Company also has a seven percent equity interest in a private equity partnership managed by a third party that invests in companies in the financial services industry. The Company’s investment in the partnership was $3.6 million and $2.9 million at July 31, 2018 and October 31, 2017, respectively.

The Company did not recognize any impairment losses related to its investments in equity method investees during the three and nine months ended July 31, 2018 or 2017.

During the nine months ended July 31, 2018 and 2017, the Company received dividends of $9.2 million and $8.2 million, respectively, from its investments in equity method investees.

Investments, other

Investments, other, which totaled $20.9 million and $18.8 million at July 31, 2018 and October 31, 2017, respectively, primarily consists of investments carried at cost.

During the fiscal year ended October 31, 2016, the Company participated as lead investor in an equity financing in SigFig, an independent San Francisco-based wealth management technology firm. In June 2018, the Company invested an additional $2.0 million in SigFig. The carrying value of the Company’s investment in SigFig was $19.0 million and $17.0 million at July 31, 2018 and October 31, 2017, respectively.

4.	Derivative Financial Instruments

Derivative financial instruments designated as cash flow hedges

In April 2017, the Company issued $300.0 million in aggregate principal amount of 3.5 percent ten-year senior notes due April 6, 2027 (2027 Senior Notes). The Company entered into a Treasury lock transaction with a notional amount of $125.0 million and concurrently designated the Treasury lock as a cash flow hedge of its exposure to variability in the forecasted semi-annual interest payments on $125.0 million of principal outstanding on the 2027 Senior Notes. The benchmark U.S. Treasury rate declined from the time the Treasury lock was entered into until the time the 2027 Senior Notes were priced, and the Treasury lock was net settled for cash at a loss of $0.7 million. The Treasury lock was determined to be a highly effective cash flow hedge and the entire $0.7 million loss, net of the associated deferred tax benefit of $0.3 million, was recorded in other comprehensive income (loss), net of tax. During both the three months ended July 31, 2018 and 2017, the Company reclassified $17,000 of this deferred loss into interest expense. During the nine months ended July 31, 2018 and 2017, the Company reclassified $51,000 and $20,000, respectively, of this deferred loss into interest expense. The Company will reclassify the remaining $0.6 million of unamortized loss as of July 31, 2018 to earnings as a component of interest expense over the remaining term of the debt. During the next twelve months, the Company expects to reclassify approximately $68,000 of the loss into interest expense.

In fiscal 2013, the Company entered into a forward-starting interest rate swap in connection with the offering of its 3.625 percent unsecured senior notes due June 15, 2023 (2023 Senior Notes) and recorded the unamortized gain on the swap in other comprehensive income (loss), net of tax. The Company reclassified $50,000 and $0.2 million of the deferred gain into interest expense during both the three and nine months ended July 31, 2018 and 2017, respectively, and will reclassify the remaining $1.0 million of unamortized gain as of July 31, 2018 to earnings as a component of interest expense over the remaining term of the debt. During the next twelve months, the Company expects to reclassify approximately $0.2 million of the gain into interest expense.

Other derivative financial instruments not designated for hedge accounting

The Company utilizes stock index futures contracts, total return swap contracts, credit default swap contracts, foreign exchange contracts, commodity futures contracts, currency futures contracts and interest rate futures contracts to hedge the market and currency risks associated with its investments in certain consolidated seed investments.

The Company was a party to the following derivative financial instruments at July 31, 2018 and October 31, 2017:

	July 31, 2018		October 31, 2017
	Number of Contracts	Notional Value (in millions)	Number of Contracts	Notional Value (in millions)
Stock index futures contracts	1,367	$118.2	1,470	$118.1
Total return swap contracts	3	$106.5	2	$50.2
Credit default swap contracts	1	$5.0	-	$-
Foreign exchange contracts	20	$19.9	31	$28.1
Commodity futures contracts	195	$9.1	213	$10.2
Currency futures contracts	113	$12.4	131	$14.5
Interest rate futures contracts	133	$27.5	134	$25.6

The Company has not designated any of these derivative contracts as hedging instruments for accounting purposes. The derivative contracts outstanding, and the notional values they represent at July 31, 2018 and October 31, 2017, are representative of derivative balances throughout each respective period.

The Company has not elected to offset fair value amounts related to derivative instruments executed with the same counterparty under master netting arrangements; as a result, the Company records all derivative financial instruments as either other assets or other liabilities, gross, on its Consolidated Balance Sheets and measures them at fair value. The following tables present the fair value of derivative financial instruments not designated for hedge accounting and how they are reflected in the Company’s Consolidated Financial Statements as of July 31, 2018 and October 31, 2017:

	July 31, 2018		October 31, 2017
(in thousands)	Other Assets	Other Liabilities	Other Assets	Other Liabilities
Stock index futures contracts	$1,189	$832	$330	$3,021
Total return swap contracts	-	3,124	-	570
Credit default swap contracts	5	-	-	-
Foreign exchange contracts	79	254	650	60
Commodity futures contracts	239	368	63	120
Currency futures contracts	74	54	327	178
Interest rate futures contracts	3	108	48	226
Total	$1,589	$4,740	$1,418	$4,175

Changes in the fair value of derivative contracts are recognized in gains (losses) and other investment income, net (see Note 13). The Company recognized the following net gains (losses) on derivative financial instruments for the three and nine months ended July 31, 2018 and 2017:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(in thousands)	2018	2017	2018	2017
Stock index futures contracts	$(1,448)	$(6,416)	$(3,385)	$(19,446)
Total return swap contracts	(1,526)	(1,108)	(2,535)	(3,083)
Credit default swap contracts	150	-	150	-
Foreign exchange contracts	302	(593)	(326)	(990)
Commodity futures contracts	(346)	(72)	(1,066)	(74)
Currency futures contracts	70	(91)	72	(101)
Interest rate futures contracts	174	(436)	156	(436)
Total	$(2,624)	$(8,716)	$(6,934)	$(24,130)

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

Consolidated CLO entities

As of July 31, 2018, the Company deems itself to be the primary beneficiary of two non-recourse CLO entities, namely, Eaton Vance CLO 2017-1 (CLO 2017-1) and Eaton Vance CLO 2014-1 (CLO 2014-1). As of October 31, 2017, the Company deemed itself to be the primary beneficiary of one non-recourse CLO entity, namely, CLO 2017-1.

Eaton Vance CLO 2017-1 (CLO 2017-1)

The Company established CLO 2017-1 on August 24, 2017. CLO 2017-1 was in the warehousing phase as of July 31, 2018 and October 31, 2017. The Company contributed $18.8 million in capital at the inception of the entity and concurrently entered into a credit facility agreement with a third-party lender to provide CLO 2017-1 with a $160.0 million non-recourse revolving line of credit. The credit facility agreement requires the Company to maintain certain levels of contributed capital relative to the total outstanding borrowings under the line of credit. During the nine months ended July 31, 2018, the Company made additional capital contributions of $16.2 million in order to increase the level of funding available for borrowing under the line of credit. As collateral manager, the Company has the unilateral ability to liquidate CLO 2017-1 without cause, a right that, by definition, provides the Company with the power to direct the activities that most significantly impact the economic performance of the entity. The Company’s investment in CLO 2017-1 serves as first-loss protection to the third-party lender and provides the Company with an obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the entity. Accordingly, the Company deems itself to be the primary beneficiary of CLO 2017-1 from establishment of the warehouse on August 24, 2017.

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

The size of the non-recourse revolving line of credit can be increased subject to the occurrence of certain events and the mutual consent of the parties. The line of credit is secured by all of the commercial bank loan investments held by CLO 2017-1 and initially bears interest at a rate of daily LIBOR plus 1.25 percent per annum (with such interest rate increasing to daily LIBOR plus 2.0 percent per annum upon completion of the initial twelve-month warehousing period ending on August 24, 2018). The third-party lender does not have any recourse to the Company’s general credit.

The following table presents the balances attributable to CLO 2017-1 that were included in the Company’s Consolidated Balance Sheets at July 31, 2018 and October 31, 2017:

(in thousands)	July 31, 2018	October 31, 2017
Assets of consolidated CLO entities:
Cash	$6,246	$-
Bank loans and other investments	196,659	31,348
Other assets	2,116	-
Liabilities of consolidated CLO entities:
Line of credit	145,709	12,598
Other liabilities	20,967	-
Net interest in CLO 2017-1	$38,345	$18,750

The Company’s total capital contributions of $35.0 million to CLO 2017-1 were eliminated in consolidation. Upon consolidation, the Company irrevocably elected to subsequently measure the commercial bank loan investments at fair value using the fair value option.

The following table presents the fair value of CLO 2017-1’s assets that are subject to fair value accounting as of July 31, 2018 and October 31, 2017:

	CLO Bank Loan Investments
(in thousands)	July 31, 2018	October 31, 2017
Unpaid principal balance	$195,821	$31,348
Unpaid principal balance over fair value	838	-
Fair value	$196,659	$31,348

As of July 31, 2018 and October 31, 2017, there were no unpaid principal balances of such loans that were 90 days or more past due or in non-accrual status. Disclosure of the fair value of bank loan investments at July 31, 2018 and October 31, 2017 is included in Note 6.

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

The following table presents the balances attributable to CLO 2017-1 that were included in the Company’s Consolidated Statements of Income for the three and nine months ended July 31, 2018:

(in thousands)	Three Months Ended July 31, 2018	Nine Months Ended July 31, 2018
Other income (expense) of consolidated CLO entities:
Gains (losses) and other investment income, net	$1,906	$4,882
Interest and other expense	(998)	(1,537)
Net gain attributable to the Company	$908	$3,345

Eaton Vance CLO 2014-1 (CLO 2014-1)

As of October 31, 2017, the Company held a 5 percent equity interest in CLO 2014-1 as an investment in non-consolidated CLO entities with a carrying value of $0.8 million. On May 22, 2018, the Company purchased all of the remaining equity interests in CLO 2014-1 for $24.3 million and reconsidered whether it was the primary beneficiary of CLO 2014-1 as of that date. As collateral manager, the Company has the power to direct the activities that most significantly impact the economic performance of the entity. The Company’s 100 percent equity interest provides it with an obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the entity. Accordingly, the Company deemed itself to be the primary beneficiary of CLO 2014-1 as of May 22, 2018.

The Company elected to apply the measurement alternative to ASC 820 for collateralized financing entities upon the initial consolidation and for the subsequent measurement of CLO 2014-1. The measurement alternative requires reporting entities to use the more observable of the fair value of the financial assets or the financial liabilities to measure both the financial assets and the financial liabilities of a collateralized financing entity. The Company determined that the fair value of the financial assets of CLO 2014-1 is more observable than the fair value of the financial liabilities. Through the application of the measurement alternative, the fair value of the financial liabilities of CLO 2014-1 are measured as the difference between the fair value of the financial assets and the fair value of the Company’s beneficial interests in CLO 2014-1, which include the equity interests held by the Company and any accrued management fees due to the Company. The fair value of the Company’s equity interest, which is eliminated in consolidation, is determined primarily based on an income approach, which projects the cash flows of the CLO assets using projected default, prepayment, recovery and discount rates, as well as observable assumptions about market yields, callability and other market factors. An appropriate discount rate is then applied to determine the discounted cash flow valuation of the equity interest.

The measurement alternative further requires any gain or loss resulting from its initial application to be reflected in earnings and attributable to the reporting entity. Accordingly, the Company recognized a gain of $0.4 million upon initial consolidation of CLO 2014-1, equal to the difference between the initial carrying value of the position upon consolidation and the fair value of the 5 percent equity interest which was held by the Company prior to May 22, 2018. This gain is included in gains and other investment income, net, on the Company’s Consolidated Statements of Income for the three and nine months ended July 31, 2018.

The following table presents the balances attributable to CLO 2014-1 that were included in the Company’s Consolidated Balance Sheet at July 31, 2018:

(in thousands)	July 31, 2018
Assets of consolidated CLO entities:
Cash	$81,774
Bank loans and other investments	412,160
Other assets	4,802
Liabilities of consolidated CLO entities:
Senior note obligations	465,306
Other liabilities	11,015
Total beneficial interests in CLO 2014-1	$22,415

Although the Company’s beneficial interests in CLO 2014-1 are eliminated upon consolidation, the application of the measurement alternative results in the net amount shown above to be equivalent to the beneficial interests retained by the Company at July 31, 2018.

The note obligations of CLO 2014-1 have contractual recourse only to the related assets of CLO 2014-1. The Company has no right to receive the benefits from, nor does the Company bear the risks associated with, the commercial bank loan investments held by CLO 2014-1 beyond the Company’s beneficial interests previously described.

The following table presents the fair value of CLO 2014-1’s assets that are subject to fair value accounting as of July 31, 2018:

CLO Bank Loan Investments
(in thousands)	July 31, 2018
Unpaid principal balance	$412,928
Unpaid principal balance over fair value	(2,738)
Fair value	$410,190

As of July 31, 2018, there were no unpaid principal balances of such loans that were 90 days or more past due or in non-accrual status. Disclosure of the fair value of bank loan investments at July 31, 2018 is included in Note 6.

The following table presents the balances attributable to CLO 2014-1 that were included in the Company’s Consolidated Statements of Income for the three and nine months ended July 31, 2018:

(in thousands)	Three and Nine Months Ended July 31, 2018
Other income (expense) of consolidated CLO entities:
Gains (losses) and other investment income, net	$(60)
Interest and other expense	(2,093)
Net loss attributable to the Company	$(2,153)

As summarized in the table below, the application of the measurement alternative results in the Company's earnings from CLO 2014-1 subsequent to initial consolidation, as shown above, to be equivalent to the Company's economic interests in CLO 2014-1:

(in thousands)	Three and Nine Months Ended July 31, 2018
Economic interests:
Distributions received and unrealized losses on the equity interest held by the Company	$(2,390)
Management fees	237
Total economic interests in CLO 2014-1	$(2,153)

Eaton Vance CLO 2015-1 (CLO 2015-1)

On November 1, 2017, the Company purchased 100 percent of the equity interests in CLO 2015-1 for $26.7 million and reconsidered whether it was the primary beneficiary of CLO 2015-1 as of that date. As collateral manager, the Company had the power to direct the activities that most significantly impact the economic performance of the entity. The Company’s newly acquired equity interest provided it with an obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the entity. Accordingly, the Company deemed itself to be the primary beneficiary of CLO 2015-1 as of November 1, 2017. On December 8, 2017, the Company sold 95 percent of its equity interest in CLO 2015-1 for $24.7 million and recognized a loss on disposal of $0.6 million, which is included in gains and other investment income, net, on the Company’s Consolidated Statement of Income for the nine months ended July 31, 2018. The transaction settled on December 22, 2017. Although the Company continues to serve as collateral manager of the entity, and therefore has the power to direct the activities that most significantly impact the economic performance of the entity, the Company determined that it no longer has an obligation to absorb losses of, or the right to receive benefits that could potentially be significant to CLO 2015-1. As a result, the Company concluded that it is no longer the primary beneficiary and therefore deconsolidated CLO 2015-1 during the first quarter of fiscal 2018.

On April 13, 2018, the Company sold certain of its investments in the senior debt tranches of CLO 2015-1 with an aggregate par value of $6.7 million and received total proceeds of $6.6 million from the sale, consisting of principal and accrued interest. The Company recognized a loss of $0.1 million on the sale, which is included in gains and other investment income, net, on the Company’s Consolidated Statement of Income for the nine months ended July 31, 2018. On May 11, 2018, the Company sold its remaining investments in the senior debt tranches of CLO 2015-1 with an aggregate par value of $12.3 million and received total proceeds of $12.3 million from the sale, consisting of principal and accrued interest. As of July 31, 2018, the Company maintains its remaining 5 percent equity interest in CLO 2015-1 as an investment in non-consolidated CLO entities.

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

The Company’s maximum exposure to losses with respect to these managed CLO entities is limited to the carrying value of its investments in, and collateral management fees receivable from, these entities as of July 31, 2018. Additional information regarding the Company’s investments in non-consolidated CLO entities is included in Note 3. Collateral management fees receivable for these entities totaled $0.1 million and $0.4 million on July 31, 2018 and October 31, 2017, respectively. Investors in these CLO entities have no recourse against the Company for any losses sustained in the CLO structures. The Company did not provide any financial or other support to these entities that it was not previously contractually required to provide in any of the periods presented. Income from these entities is recorded as a component of gains (losses) and other investment income, net, in the Company’s Consolidated Statements of Income, based upon projected investment yields.

Other entities

The Company holds variable interests in, but is not deemed to be the primary beneficiary of, certain sponsored privately offered equity funds with total assets of $21.9 billion and $18.1 billion on July 31, 2018 and October 31, 2017, respectively. The Company’s variable interests in these entities consist of the Company’s direct ownership therein, which in each case is insignificant relative to the total ownership of the fund, and any investment advisory fees earned but uncollected. The Company held investments in these entities totaling $3.0 million and $2.7 million on July 31, 2018 and October 31, 2017, respectively, and investment advisory fees receivable totaling $1.3 million and $1.1 million on July 31, 2018 and October 31, 2017, respectively. The Company did not provide any financial or other support to these entities that it was not contractually required to provide in any of the periods presented. The Company’s risk of loss with respect to these managed entities is limited to the carrying value of its investments in, and investment advisory fees receivable from, the entities as of July 31, 2018. The Company does not consolidate these VIEs because it does not have the obligation to absorb losses of the VIE’s that could potentially be significant to the VIEs or right to receive benefits that could potentially be significant to the VIE.

The Company’s investments in privately offered equity funds are carried at fair value and included in investment securities, available-for-sale, which are disclosed as a component of investments in Note 3. The Company records any change in fair value, net of tax, in other comprehensive income (loss).

The Company also holds a variable interest in, but is not deemed to be the primary beneficiary of, a private equity partnership managed by a third party that invests in companies in the financial services industry. The Company’s variable interest in this entity consists of the Company’s direct ownership in the private equity partnership, equal to $3.6 million and $2.9 million at July 31, 2018 and October 31, 2017, respectively. The Company did not provide any financial or other support to this entity. The Company’s risk of loss with respect to the private equity partnership is limited to the carrying value of its investment in the entity as of July 31, 2018. The Company does not consolidate this VIE because the Company does not hold the power to direct the activities that most significantly impact the VIE.

The Company’s investment in the private equity partnership is accounted for as an equity method investment and disclosures related to this entity are included in Note 3 under the heading investments in equity method investees.

6.	Fair Value of Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables summarize financial assets and liabilities measured at fair value on a recurring basis and their assigned levels within the valuation hierarchy at July 31, 2018 and October 31, 2017:

July 31, 2018

(in thousands)	Level 1	Level 2	Level 3	Other Assets Not Held at Fair Value	Total
Financial assets:
Cash equivalents	$22,843	$153,715	$-	$-	$176,558
Investments:
Investment securities, trading:
Short-term debt securities	-	257,911	-	-	257,911
Other debt securities	12,863	399,405	-	-	412,268
Equity securities	119,326	71,768	-	-	191,094
Investment securities, available-for-sale	9,483	14,772	-	-	24,255
Investments in non-consolidated CLO entities(1)	-	-	-	2,935	2,935
Investments in equity method investees(2)	-	-	-	143,326	143,326
Investments, other(3)	-	-	-	20,874	20,874
Derivative instruments	-	1,589	-	-	1,589
Assets of consolidated CLO entities:
Bank loans and other investments	-	606,431	2,388	-	608,819
Total financial assets	$164,515	$1,505,591	$2,388	$167,135	$1,839,629

Financial liabilities:
Derivative instruments	$-	$4,740	$-	$-	$4,740
Liabilities of consolidated CLO entity:
Senior note obligations	-	465,306	-	-	465,306
Total financial liabilities	$-	$470,046	$-	$-	$470,046

October 31, 2017

(in thousands)	Level 1	Level 2	Level 3	Other Assets Not Held at Fair Value	Total
Financial assets:
Cash equivalents	$24,811	$97,571	$-	$-	$122,382
Investments:
Investment securities, trading:
Short-term debt securities	-	213,537	-	-	213,537
Other debt securities	17,255	296,096	-	-	313,351
Equity securities	125,689	55,799	-	-	181,488
Investment securities, available-for-sale	8,938	13,527	-	-	22,465
Investments in non-consolidated CLO entities(1)	-	-	-	3,609	3,609
Investments in equity method investees(2)	-	-	-	144,911	144,911
Investments, other(3)	-	146	-	18,685	18,831
Derivative instruments	-	1,418	-	-	1,418
Assets of consolidated CLO entity:
Bank loan investments	-	31,348	-	-	31,348
Total financial assets	$176,693	$709,442	$-	$167,205	$1,053,340

Financial liabilities:
Derivative instruments	$-	$4,175	$-	$-	$4,175
Total financial liabilities	$-	$4,175	$-	$-	$4,175

(1)	Investments in non-consolidated CLO entities are carried at amortized cost unless facts or circumstances indicate that the investments have been impaired, at which time the investments are written down to fair value as measured using level 3 inputs. During the three and nine months ended July 31, 2018, the Company recognized $0.2 million of other-than-temporary impairment losses related to its investments in non-consolidated CLO entities. During the three and nine months ended July 31, 2017, the Company recognized $0.4 million of other-than-temporary impairment losses related to its investments in non-consolidated CLO entities.
(2)	Investments in equity method investees are not measured at fair value in accordance with U.S. GAAP.
(3)	Investments, other, include investments carried at cost that are not measured at fair value in accordance with U.S. GAAP. At July 31, 2018 and October 31, 2017, there were no indicators of impairment on these investments.

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

Derivative instruments

Derivative instruments, which include stock index futures contracts, total return swap contracts, foreign exchange contracts, commodity futures contracts, currency futures contracts and interest rate futures contracts, are recorded as either other assets or other liabilities on the Company’s Consolidated Balance Sheets. Stock index futures contracts, total return swap contracts, credit default swap contracts, commodity futures contracts, currency futures contracts and interest rate futures contracts are valued using a third-party pricing service that determines fair value based on bid and ask prices. Foreign exchange contracts are valued by interpolating a value using the spot foreign exchange rate and forward points, which are based on spot rate and currency interest rate differentials. Derivative instruments generally are classified as Level 2 within the fair value measurement hierarchy.

Assets of consolidated CLO entities

Consolidated CLO entity assets include investments in bank loans and equity securities. Fair value is determined utilizing unadjusted quoted market prices when available. Equity securities are valued using the same techniques as described above for trading securities. Interests in senior floating-rate loans for which reliable market quotations are readily available are valued generally at the average mid-point of bid and ask quotations obtained from a third-party pricing service. Fair value may also be based upon valuations obtained from independent third-party brokers or dealers utilizing matrix pricing models that consider information regarding securities with similar characteristics. In certain instances, fair value has been determined utilizing discounted cash flow analyses or single broker non-binding quotes. Depending on the nature of the inputs, these assets are classified as Level 2 or 3 within the fair value measurement hierarchy.

Liabilities of consolidated CLO entity

Consolidated CLO entity liabilities include senior note obligations. Fair value is determined using the measurement alternative to ASC 820 for collateralized financing entities as discussed further in Note 5. In accordance with the measurement alternative, the fair value of CLO liabilities was measured as the fair value of CLO assets less the sum of (i) the fair value of the beneficial interests held by the Company and (ii) the carrying value of any beneficial interests that represent compensation for services. Although both Level 2 and Level 3 inputs were used to measure the fair value of the CLO liabilities, the senior note obligations are classified as Level 2 within the fair value measurement hierarchy as the Level 3 inputs used were not significant.

Transfers in and out of Levels

The following table summarizes fair value transfers between Level 1 and Level 2 of the fair value measurement hierarchy for the three and nine months ended July 31, 2018 and 2017:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(in thousands)	2018	2017	2018	2017
Transfers from Level 1 into Level 2(1)	$188	$136	$189	$532
Transfers from Level 2 into Level 1(2)	58	423	26	2

(1)	Transfers from Level 1 into Level 2 represent securities for which unadjusted quoted market prices in active markets became unavailable.
(2)	Transfers from Level 2 into Level 1 represent securities for which unadjusted quoted market prices in active markets became available.

Level 3 assets and liabilities

The following table shows a reconciliation of the beginning and ending fair value measurements of assets and liabilities valued on a recurring basis and classified as Level 3 within the fair value measurement hierarchy for the three and nine months ended July 31, 2018:

Three and Nine Months Ended
July 31, 2018
(in thousands)	Bank Loans and Other Investments of Eaton Vance CLO 2014-1
Beginning balance	$-
Consolidation of CLO 2014-1(1)	2,388
Ending balance	$2,388

(1)	Represents Level 3 bank loans and other investments held by CLO 2014-1, which the Company began consolidating in the third quarter of fiscal 2018.

7.	Fair Value Measurements of Other Financial Instruments

Certain financial instruments are not carried at fair value, but their fair value is required to be disclosed. The following is a summary of the carrying amounts and estimated fair values of these financial instruments at July 31, 2018 and October 31, 2017:

	July 31, 2018			October 31, 2017
(in thousands)	Carrying Value	Fair Value	Fair Value Level	Carrying Value	Fair Value	Fair Value Level
Loan to affiliate	$5,000	$5,000	3	$5,000	$5,000	3
Other assets	$-	$-	-	$6,440	$6,440	3
Debt	$619,469	$616,524	2	$618,843	$644,454	2
Consolidated CLO entity line of credit	$145,709	$145,709	2	$12,598	$12,598	2

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

The Company established CLO 2017-1 on August 24, 2017 and deems itself to be the primary beneficiary of CLO 2017-1 from that date. The Company did not elect the fair value option for amounts outstanding under the revolving line of credit upon the initial consolidation of CLO 2017-1. Additional information regarding CLO 2017-1, including the terms of the revolving line of credit, is included in Note 5. The carrying amount of the revolving line of credit of $145.7 million and $12.6 million as of July 31, 2018 and October 31, 2017, respectively, approximates fair value.

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

In the first quarter of fiscal 2018, the Company paid $4.2 million to settle call options exercised during the fourth quarter of fiscal 2017 through which it purchased 1.1 percent of indirect profit interests held by non-controlling interest holders of Atlanta Capital pursuant to the provisions of the Atlanta Capital Management Company, LLC Long-term Equity Incentive Plan (the Atlanta Capital Plan). There were no puts or calls exercised in relation to indirect profit interests held by non-controlling interest holders of Atlanta Capital pursuant to the terms of the Atlanta Capital Plan during the first nine months of fiscal 2018. The Company did not grant any indirect profit interests under the Atlanta Capital Plan during the first nine months of fiscal 2018.

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

Total profit interests in Atlanta Capital held by non-controlling interest holders were 11.6 percent on July 31, 2018 and October 31, 2017, reflecting the transactions described above.

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

In the first quarter of fiscal 2017, the Company paid $0.6 million to settle call options exercised in the fourth quarter of fiscal 2016 through which it purchased 0.1 percent indirect profit interests held by non-controlling interest holders of Parametric pursuant to the provisions of the Parametric Plan. There were no puts or calls exercised in relation to indirect profit interests held by non-controlling interest holders of Parametric pursuant to the terms of the Parametric Plan during the first nine months of fiscal 2018. The Company did not grant any indirect profit interests under the Parametric Plan during the first nine months of fiscal 2018.

Total profit interests in Parametric held by non-controlling interest holders, including indirect profit interests issued pursuant to the Parametric Plan, decreased to 5.5 percent as of July 31, 2018 from 6.0 percent as of October 31, 2017, reflecting the transactions described above. Total capital interests in Parametric held by non-controlling interest holders decreased to 0.8 percent as of July 31, 2018 from 1.3 percent as of October 31, 2017.

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

9.	Intangible Assets

The following is a summary of intangible assets at July 31, 2018 and October 31, 2017:

July 31, 2018

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Client relationships acquired	$134,247	$(109,537)	$24,710
Intellectual property acquired	1,025	(502)	523
Trademark acquired	4,257	(1,098)	3,159
Research system acquired	639	(337)	302
Non-amortizing intangible assets:
Mutual fund management contracts acquired	54,408	-	54,408
Total	$194,576	$(111,474)	$83,102

October 31, 2017

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Client relationships acquired	$134,247	$(103,314)	$30,933
Intellectual property acquired	1,025	(452)	573
Trademark acquired	4,257	(821)	3,436
Research system acquired	639	(177)	462
Non-amortizing intangible assets:
Mutual fund management contracts acquired	54,408	-	54,408
Total	$194,576	$(104,764)	$89,812

Amortization expense was $2.2 million for both the three months ended July 31, 2018 and 2017, and $6.7 million and $6.8 million for the nine months ended July 31, 2018 and 2017, respectively. Estimated remaining amortization expense for fiscal 2018 and the next five fiscal years, on a straight-line basis, is as follows:

Estimated
Year Ending October 31,	Amortization
(in thousands)	Expense
Remaining 2018	$2,217
2019	4,978
2020	3,807
2021	2,282
2022	2,154
2023	1,754

10.	Debt

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

The Company recognized compensation cost related to its stock-based compensation plans for the three and nine months ended July 31, 2018 and 2017 as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(in thousands)	2018	2017	2018	2017
Omnibus Incentive Plans:
Stock options	$5,931	$5,192	$18,337	$15,712
Restricted shares	13,897	13,165	39,974	36,788
Phantom stock units	49	165	978	391
Employee Stock Purchase Plans	312	540	793	716
Employee Stock Purchase Incentive Plan	129	111	818	660
Atlanta Capital Plan	743	855	2,227	2,565
Parametric Plan	794	940	2,383	2,820
Parametric Phantom Incentive Plan	842	378	2,343	1,134
Atlanta Capital Phantom Incentive Plan	143	-	424	-
Total stock-based compensation expense	$22,840	$21,346	$68,277	$60,786

The total income tax benefit recognized for stock-based compensation arrangements was $5.8 million and $7.7 million for the three months ended July 31, 2018 and 2017, respectively, and $16.7 million and $22.0 million for the nine months ended July 31, 2018 and 2017, respectively.

Stock options

Stock option transactions under the Company’s 2013 Omnibus Incentive Plan (the 2013 Plan) and predecessor plans for the nine months ended July 31, 2018 were as follows:

(share and intrinsic value figures in thousands)	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding, beginning of period	17,587	$32.63
Granted	1,747	50.71
Exercised	(1,884)	29.57
Forfeited/expired	(42)	40.37
Options outstanding, end of period	17,408	$34.76	5.8	$319,864
Options exercisable, end of period	8,721	$30.36	3.9	$198,591

The Company received $54.7 million and $98.5 million related to the exercise of options for the nine months ended July 31, 2018 and 2017, respectively.

As of July 31, 2018, there was $44.8 million of compensation cost related to unvested stock options granted under the 2013 Plan and predecessor plans not yet recognized. That cost is expected to be recognized over a weighted-average period of 2.6 years.

Restricted shares

A summary of the Company’s restricted share activity for the nine months ended July 31, 2018 under the 2013 Plan and predecessor plans is as follows:

		Weighted-
		Average
		Grant Date
(share figures in thousands)	Shares	Fair Value
Unvested, beginning of period	4,565	$36.22
Granted	1,407	50.96
Vested	(1,305)	36.15
Forfeited	(92)	39.92
Unvested, end of period	4,575	$40.70

As of July 31, 2018, there was $127.2 million of compensation cost related to unvested restricted shares granted under the 2013 Plan and predecessor plans not yet recognized. That cost is expected to be recognized over a weighted-average period of 2.9 years.

Phantom stock units

Phantom stock units issued to non-employee Directors under the 2013 Plan are accounted for as liability awards. During 2017, the 2013 Plan was amended such that non-employee Directors no longer have substantive service conditions for vesting of awards. Once the awards are granted, the non-employee Directors have the right to receive cash payments related to such awards upon separation from the Company (other than for cause). As a result, phantom units granted on or after November 1, 2017 are considered fully vested on grant date and the entire grant date fair value of these awards is recognized as compensation cost on the date of grant.

During the nine months ended July 31, 2018, 14,230 phantom stock units were issued to non-employee Directors pursuant to the 2013 Plan. As of July 31, 2018, there was $0.1 million of compensation cost related to unvested phantom stock units granted under the 2013 Plan prior to November 2017 not yet recognized. That cost is expected to be recognized over a weighted-average period of three months.

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

In the first nine months of fiscal 2018, the Company purchased and retired approximately 3.4 million shares of its Non-Voting Common Stock under the current repurchase authorization. Approximately 2.6 million additional shares may be repurchased under the current authorization as of July 31, 2018.

13.	Non-operating Income (Expense)

The components of non-operating income (expense) for the three and nine months ended July 31, 2018 and 2017 were as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(in thousands)	2018	2017	2018	2017
Interest and other income	$10,247	$6,784	$26,616	$17,385
Net losses on investments and derivatives(1)	(3,120)	(436)	(16,453)	(889)
Net foreign currency gains (losses)	4	(811)	(695)	(1,177)
Gains and other investment income, net	7,131	5,537	9,468	15,319
Interest expense	(5,906)	(6,180)	(17,716)	(21,592)
Loss on extinguishment of debt	-	(5,396)	-	(5,396)
Other income (expense) of consolidated CLO entities:
Interest income	4,505	-	6,193	-
Net losses on bank loans and other investments	(2,658)	-	(1,370)	-
Gains and other investment income, net	1,847	-	4,823	-
Interest and other expense	(3,092)	-	(3,630)	-
Total non-operating income (expense)	$(20)	$(6,039)	$(7,055)	$(11,669)

(1)	For the nine months ended July 31, 2018, includes the $6.5 million loss associated with the Company's determination not to exercise the option to acquire an additional 26 percent ownership interest in Hexavest.

14.	Income Taxes

The provision for income taxes was $37.2 million and $42.5 million, or 26.2 percent and 36.9 percent of pre-tax income, for the three months ended July 31, 2018 and 2017, respectively. The provision for income taxes was $119.9 million and $123.9 million, or 29.7 percent and 37.2 percent of pre-tax income, for the nine months ended July 31, 2018 and 2017, respectively.

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

The Company’s income tax provision for the three months ended July 31, 2018 includes a non-recurring charge of $6,400 for the deemed repatriation of foreign-sourced net earnings not previously subject to U.S. taxation. The Company’s effective tax rate for the three months ended July 31, 2018 was decreased by the income tax benefit of $1.3 million related to the exercise of stock options and vesting of restricted stock during the period, and decreased by $1.7 million related to the net income attributable to redeemable non-controlling interests and other beneficial interests, which is not taxable to the Company.

The Company’s income tax provision for the first nine months of fiscal 2018 includes a non-recurring charge of approximately $24.8 million to reflect the estimated effect of the Tax Act. The non-recurring charge is considered to be a provisional estimate under the U.S. Securities and Exchange Commission Staff Accounting Bulletin 118 (SAB 118) and, based on current interpretation of the tax law changes, includes $21.7 million from the revaluation of the Company’s deferred tax assets and liabilities, and $3.1 million for the deemed repatriation of foreign-sourced net earnings not previously subject to U.S. taxation. The increase in the Company’s effective tax rate for the first nine months of fiscal 2018 resulting from this charge was partially offset by an income tax benefit of $15.1 million related to the exercise of stock options and vesting of restricted stock during the period, and $4.5 million related to the net income attributable to redeemable non-controlling interests and other beneficial interests, which is not taxable to the Company.

The following table reconciles the statutory federal income tax rate to the Company’s effective tax rate for the three and nine months ended July 31, 2018:

	Three Months Ended	Nine Months Ended
	July 31, 2018	July 31, 2018
Statutory U.S. federal income tax rate(1)	23.3%	23.3%
State income taxes for current year, net of federal income tax benefits	4.4%	4.3%
Net income attributable to non-controlling and other beneficial interests	-1.0%	-0.9%
Other items	0.4%	0.6%
Non-recurring impact of U.S. tax reform	0.0%	6.1%
Net excess tax benefits from stock-based compensation plans(2)	-0.9%	-3.7%
Effective income tax rate	26.2%	29.7%

(1)	Statutory U.S. federal income tax rate is a blend of 35 percent and 21 percent based on the number of days in the Company's fiscal year before and after the January 1, 2018 effective date of the reduction in the federal corporate income tax rate pursuant to the Tax Act.
(2)	This amount reflects the impact of Accounting Standard Update 2016-09, Improvements to Employee Share-Based Payment Accounting, which was adopted in the first quarter of fiscal 2018. The Company anticipates that the adoption of this guidance may cause fluctuations in the Company’s effective tax rate, particularly in the first quarter of each fiscal year, when most of the Company’s annual stock-based awards vest.

The Company continues to carefully evaluate the impact of the Tax Act, certain provisions of which will not take effect for the Company until fiscal 2019, including, but not limited to, the global intangible low-taxed income, foreign-derived intangible income and base erosion anti-abuse tax provisions. Under the guidance provided by the U.S. Securities and Exchange Commission in SAB 118, no provisional estimate is required for these items until the accounting for these elements of the Tax Act is complete.

No valuation allowance has been recorded for deferred tax assets, reflecting management’s belief that all deferred tax assets will be utilized.

As of July 31, 2018, the Company considers the undistributed earnings of certain foreign subsidiaries to be indefinitely reinvested in foreign operations; however, as a result of the Tax Act, an estimated tax of $3.1 million was recorded during the nine months ended July 31, 2018 on these earnings. The calculation of this non-recurring charge is based on the Tax Act, guidance issued by the Internal Revenue Service and our interpretation of this information. The Company anticipates additional guidance will be issued by the Internal Revenue Service and continues to monitor interpretative developments. As additional guidance becomes available, the Company may reconsider its repatriation policy and this estimated tax charge may change.

The Company is generally no longer subject to income tax examinations by U.S. federal, state, local or non-U.S. taxing authorities for fiscal years prior to fiscal 2014.

15.	Non-controlling and Other Beneficial Interests

The components of net income attributable to non-controlling and other beneficial interests for the three and nine months ended July 31, 2018 and 2017 were as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(in thousands)	2018	2017	2018	2017
Consolidated sponsored funds	$(1,862)	$(3,124)	$(4,215)	$(4,836)
Majority-owned subsidiaries	(4,119)	(4,365)	(12,026)	(12,015)
Non-controlling interest value adjustments(1)	-	(3)	-	71
Net income attributable to non-controlling and other beneficial interests	$(5,981)	$(7,492)	$(16,241)	$(16,780)

(1)	Relates to non-controlling interests redeemable at other than fair value.

16.	Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), net of tax, for the three months ended July 31, 2018 and 2017 are as follows:

(in thousands)	Unamortized Net Gains (Losses) on Cash Flow Hedges(1)	Net Unrealized Gains (Losses) on Available-for-Sale Investments(2)	Foreign Currency Translation Adjustments	Total
Balance at April 30, 2018	$251	$5,160	$(49,884)	$(44,473)
Other comprehensive income (loss), before reclassifications and tax	-	514	(4,585)	(4,071)
Tax impact	-	(114)	-	(114)
Reclassification adjustments, before tax	(33)	(1,861)	-	(1,894)
Tax impact	8	434	-	442
Net current period other comprehensive income (loss)	(25)	(1,027)	(4,585)	(5,637)
Balance at July 31, 2018	$226	$4,133	$(54,469)	$(50,110)

Balance at April 30, 2017	$283	$3,595	$(63,942)	$(60,064)
Other comprehensive income (loss), before reclassifications and tax	-	329	18,208	18,537
Tax impact	-	(124)	-	(124)
Reclassification adjustments, before tax	60	-	-	60
Tax impact	(23)	-	-	(23)
Net current period other comprehensive income (loss)	37	205	18,208	18,450
Balance at July 31, 2017	$320	$3,800	$(45,734)	$(41,614)

The components of accumulated other comprehensive income (loss), net of tax, for the nine months ended July 31, 2018 and 2017 are as follows:

(in thousands)	Unamortized Net Gains (Losses) on Cash Flow Hedges(1)	Net Unrealized Gains (Losses) on Available-for-Sale Investments(2)	Foreign Currency Translation Adjustments	Total
Balance at October 31, 2017	$301	$4,128	$(51,903)	$(47,474)
Other comprehensive income, before reclassifications and tax	-	1,890	(2,566)	(676)
Tax impact	-	(458)	-	(458)
Reclassification adjustments, before tax	(99)	(1,861)	-	(1,960)
Tax impact	24	434	-	458
Net current period other comprehensive income (loss)	(75)	5	(2,566)	(2,636)
Balance at July 31, 2018	$226	$4,133	$(54,469)	$(50,110)

Balance at October 31, 2016	$687	$2,943	$(61,213)	$(57,583)
Other comprehensive income (loss), before reclassifications and tax	(684)	1,396	15,479	16,191
Tax impact	271	(539)	-	(268)
Reclassification adjustments, before tax	74	-	-	74
Tax impact	(28)	-	-	(28)
Net current period other comprehensive income (loss)	(367)	857	15,479	15,969
Balance at July 31, 2017	$320	$3,800	$(45,734)	$(41,614)

(1)	Amounts reclassified from accumulated other comprehensive income (loss), net of tax, represent the amortization of net gains (losses) on qualifying derivative financial instruments designated as cash flow hedges over the life of the Company's senior notes into interest expense on the Consolidated Statements of Income.
(2)	Amounts reclassified from accumulated other comprehensive income (loss), net of tax, represent gains (losses) on disposal of available-for-sale securities that were recorded in gains (loss) and other investment income, net, on the Consolidated Statements of Income.

17.	Earnings per Share

The following table sets forth the calculation of earnings per basic and diluted share for the three and nine months ended July 31, 2018 and 2017:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(in thousands, except per share data)	2018	2017	2018	2017
Net income attributable to Eaton Vance Corp. shareholders	$101,794	$67,361	$276,451	$200,047
Weighted-average shares outstanding – basic	114,610	111,284	115,157	110,540
Incremental common shares	8,131	5,767	8,396	5,211
Weighted-average shares outstanding – diluted	122,741	117,051	123,553	115,751
Earnings per share:
Basic	$0.89	$0.61	$2.40	$1.81
Diluted	$0.83	$0.58	$2.24	$1.73

Antidilutive common shares related to stock options and unvested restricted stock excluded from the computation of earnings per diluted share were approximately 1.8 million and 3.0 million for the three months ended July 31, 2018 and 2017, respectively, and approximately 2.1 million and 3.9 million for the nine months ended July 31, 2018 and 2017, respectively.

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

Sponsored funds

The Company is an investment adviser to, and has administrative agreements with, certain sponsored funds, privately offered equity funds and closed-end funds for which employees of the Company are officers and/or directors. Revenues for services provided or related to these funds for the three and nine months ended July 31, 2018 and 2017 are as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(in thousands)	2018	2017	2018	2017
Management fees	$263,027	$239,319	$772,032	$681,027
Distribution fees	19,369	19,225	58,096	56,504
Service fees	31,260	30,515	91,935	89,493
Shareholder services fees	1,672	1,126	4,540	3,099
Other revenue	190	293	473	645
Total	$315,518	$290,478	$927,076	$830,768

For the three months ended July 31, 2018 and 2017, the Company had investment advisory agreements with certain sponsored funds pursuant to which the Company contractually waived $4.4 million and $4.6 million, respectively, of management fees it was otherwise entitled to receive. For the nine months ended July 31, 2018 and 2017, the Company contractually waived $13.0 million and $12.7 million, respectively, of management fees it was otherwise entitled to receive.

Sales proceeds and net realized gains (losses) for the three and nine months ended July 31, 2018 and 2017 from investments in sponsored funds classified as available-for-sale are as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(in thousands)	2018	2017	2018	2017
Proceeds from sales	$(2,936)	$5,459	$(7,812)	$9,193
Net realized gains (losses)	2,066	14	1,961	217

The Company bears the non-advisory expenses of certain sponsored funds for which it earns an all-in management fee and provides subsidies to startup and other smaller sponsored funds to enhance their competitiveness. For the three months ended July 31, 2018 and 2017, expenses of $11.6 million and $10.4 million, respectively, were incurred by the Company pursuant to these arrangements. For the nine months ended July 31, 2018 and 2017, expenses of $33.6 million and $26.3 million, respectively, were incurred by the Company pursuant to these arrangements.

Included in management fees and other receivables at July 31, 2018 and October 31, 2017 are receivables due from sponsored funds of $105.9 million and $100.0 million, respectively. Included in accounts payable and accrued expenses at July 31, 2018 and October 31, 2017 are payables due to sponsored funds of $2.8 million and $1.7 million, respectively.

Loan to affiliate

On December 23, 2015, EVMC, a wholly owned subsidiary of the Company, loaned $5.0 million to Hexavest under a term loan agreement to seed a new investment strategy. The loan renews automatically for an additional one-year period on each anniversary date unless written termination notice is provided by EVMC. The loan earns interest equal to the one-year Canadian Dollar Offered Rate plus 200 basis points, which is payable quarterly in arrears. Hexavest may prepay the loan in whole or in part at any time without penalty. During the three months ended July 31, 2018 and 2017, the Company recorded $50,000 and $38,000, respectively, of interest income related to the loan in gains (losses) and other investment income, net, on the Company’s Consolidated Statement of Income. During both the nine months ended July 31, 2018 and 2017, the Company recorded $0.1 million of interest income related to the loan. Interest due from Hexavest under this arrangement included in other assets on the Company’s Consolidated Balance Sheets was $17,000 and $13,000 at July 31, 2018 and October 31, 2017, respectively.

Employee loan program

The Company has established an Employee Loan Program under which a program maximum of $20.0 million is available for loans to officers (other than executive officers) and other key employees of the Company for purposes of financing the exercise of employee stock options. Loans outstanding under this program, which are full recourse in nature, are reflected as notes receivable from stock option exercises in shareholders’ equity and amounted to $9.3 million and $11.1 million at July 31, 2018 and October 31, 2017, respectively.

20.	Geographic Information

Revenues by principal geographic area for the three and nine months ended July 31, 2018 and 2017 are as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(in thousands)	2018	2017	2018	2017
Revenue:
U.S.	$413,076	$377,688	$1,214,225	$1,077,590
International	17,526	16,058	52,050	45,747
Total	$430,602	$393,746	$1,266,275	$1,123,337

Long-lived assets by principal geographic area as of July 31, 2018 and October 31, 2017 are as follows:

	July 31,	October 31,
(in thousands)	2018	2017
Long-lived Assets:
U.S.	$48,955	$46,804
International	2,101	2,185
Total	$51,056	$48,989

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

Our breadth of investment management capabilities supports a wide range of products and services offered to fund shareholders, retail managed account investors, institutional investors and high-net-worth clients. Our equity strategies encompass a diversity of investment objectives, risk profiles, income levels and geographic representation. Our income investment strategies cover a broad duration, geographic representation and credit quality range and encompass both taxable and tax-free investments. We also offer a range of alternative investment strategies, including commodity- and currency-based investments and a spectrum of absolute return strategies. Although we manage and distribute a wide range of investment products and services, we operate in one business segment, namely as an investment adviser to funds and separate accounts. As of July 31, 2018, we had $453.2 billion in consolidated assets under management.

We distribute our funds and retail managed accounts principally through financial intermediaries. We have broad market reach, with distribution partners including national and regional broker-dealers, independent broker-dealers, registered investment advisors, banks and insurance companies. We support these distribution partners with a team of 120 sales professionals covering U.S. and international markets.

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

Business Developments

We are pursuing five primary strategic priorities to support our long-term growth. Those priorities are: (1) capitalizing on our investment performance leadership and distribution strengths to grow sales and gain market share in actively managed investment strategies; (2) extending the success we have had with our Custom Beta lineup of rules-based separately managed accounts; (3) becoming a more global company by building our investment and distribution capabilities outside the United States; (4) launching NextShares™ exchange-traded managed funds (NextShares) as a new exchange-traded product structure for investors in actively managed funds in the U.S; and (5) leveraging Calvert and Parametric’s customized separate account capabilities to lead the growth of responsible investing.

As of July 31, 2018, we had 65 U.S. mutual funds rated four or five stars by Morningstar™ for at least one class of shares, including 24 funds rated five stars for at least one class of shares. Although actively managed strategies as a whole are losing share to passive investments, the Company believes that top-performing active strategies can continue to grow, particularly in asset classes where competition versus passive alternatives is less acute. In the first nine months of fiscal 2018, net flows into the Company’s active strategies totaled $9.7 billion.

In the first nine months of fiscal 2018, we continued to experience growth in our Custom Beta strategies, which include the Parametric Custom Core equity and Eaton Vance laddered municipal and corporate bond separate account offerings to the retail and high-net-worth markets. Compared to index mutual funds and exchange-traded funds, rules-based separately managed accounts can provide clients with the ability to tailor their market exposures to achieve better tax outcomes and to reflect client-specified responsible investing criteria and desired portfolio tilts and exclusions. In the first nine months of fiscal 2018, net inflows into Parametric Custom Core equity and Eaton Vance laddered municipal and corporate bond strategies offered as retail managed accounts and high-net-worth separate accounts totaled $10.5 billion.

Outside the United States, the Company continues to expand investment staff and commit additional client service and distribution resources to support business growth. On January 31, 2018, Eaton Vance Management (International) Limited (EVMI) announced an agreement to hire a five-person global fixed-income team in Frankfurt, Germany to advise approximately $0.8 billion in client mandates assumed by Eaton Vance upon the team’s hiring. In addition to providing portfolio advisory services for fixed-income accounts, EVMI’s Frankfurt branch provides sales and client service support for our European business. In the first nine months of fiscal 2018, net inflows into funds and accounts managed for Eaton Vance clients outside the U.S. totaled $0.5 billion. Reflecting favorable market action and positive net flows for the fiscal year to date, assets managed for international clients increased to $25.5 billion at July 31, 2018 from $24.2 billion at October 31, 2017.

We launched the first NextShares funds in February 2016. As of the end of the third quarter of fiscal 2018, 18 NextShares funds from eight different fund families were listed for trading. Since introduction, the sales of NextShares have been constrained by lack of distribution access. In November 2017, NextShares became available for the first time to clients of a major broker-dealer when UBS Financial Services Inc. (UBS) began offering NextShares on its brokerage platforms and through UBS Strategic Advisor, a non-discretionary advisory program. With only modest sales of NextShares realized to date at UBS, we have redoubled efforts to pursue other paths to commercialization and to evaluate different strategic options for the NextShares initiative.

Our position in responsible investing continues to expand. In December 2016, we completed the purchase of substantially all of the business assets of Calvert Investment Management, Inc. (Calvert Investments). The

Calvert Funds are one of the largest and most diversified families of responsibly invested mutual funds, encompassing actively and passively managed equity, fixed and floating-rate income, and asset allocation strategies managed in accordance with the Calvert Principles for Responsible Investment or other responsible investment criteria. Since Calvert became part of Eaton Vance, we have made significant progress growing managed assets in Calvert-branded investment strategies and positioning Calvert as a center for excellence in environmental, social and governance (ESG) research and engagement. Including the Atlanta Capital-subadvised Calvert Equity Fund, assets under management in Calvert strategies have increased from $11.9 billion at the time of the transaction to $14.7 billion at the end of the third quarter of fiscal 2018. The 24 percent growth in Calvert managed assets over the 19 months of Eaton Vance’s ownership reflects net inflows of $800 million and market appreciation of $2.0 billion.

Separate from Calvert, Parametric manages over $21 billion of client assets based on client-directed responsible investment criteria, which assets are held in more than 2,000 Custom Core and other Parametric-managed separate accounts. Combined, we believe Eaton Vance is today one of the largest players in responsible investing, a position we are committed to growing in conjunction with the surging demand for investment strategies that incorporate ESG-integrated investment research and/or that are managed with a dual objective to achieve favorable investment returns and positive societal impact.

Consolidated Assets under Management

Prevailing equity and income market conditions and investor sentiment affect the sales and redemptions of our investment products, managed asset levels, operating results and the recoverability of our investments. During the third quarter and first nine months of fiscal 2018, the S&P 500 Index, a broad measure of U.S. equity market performance, had total returns of 6.1 percent and 9.2 percent, respectively, and the MSCI Emerging Market Index, a broad measure of emerging market equity performance, had total returns of -6.5 percent and -3.7 percent, respectively. Over the same periods, the Barclays U.S. Aggregate Bond Index, a broad measure of U.S. bond market performance, had total returns of 0.8 percent and -1.3 percent, respectively.

Consolidated assets under management of $453.2 billion on July 31, 2018 increased $47.6 billion, or 12 percent, from $405.6 billion on July 31, 2017. The year-over-year increase reflects net inflows of $23.2 billion and market price appreciation in managed assets of $24.4 billion.

The following tables summarize our consolidated assets under management by investment mandate, investment vehicle and investment affiliate as of July 31, 2018 and 2017. Within the investment mandate table, the “Portfolio implementation” category is comprised of Parametric’s Custom Core equity strategies and centralized portfolio management services, and the “Exposure management” category consists of Parametric’s futures- and options-based customized exposure management services.

Consolidated Assets under Management by Investment Mandate(1)(2)

	July 31,
(in millions)	2018	% of Total	2017	% of Total	% Change
Equity(3)	$122,466	27%	$110,198	27%	11%
Fixed income(4)	76,819	17%	68,708	17%	12%
Floating-rate income	42,955	10%	38,754	10%	11%
Alternative	13,465	3%	11,877	3%	13%
Portfolio implementation	115,035	25%	93,285	23%	23%
Exposure management(2)	82,443	18%	82,763	20%	0%
Total	$453,183	100%	$405,585	100%	12%

(1)	Consolidated Eaton Vance Corp. See table on page 55 for directly managed assets and flows of 49 percent-owned Hexavest, which are not included in the table above.
(2)	Reported consolidated assets under management exclude client positions in exposure management mandates identified as transitory in nature. Such positions totaled $12.6 billion as of July 31, 2017. The Company did not manage any such client positions as of July 31, 2018.
(3)	Includes balanced and other multi-asset mandates.
(4)	Includes cash management mandates.

Equity assets under management included $42.4 billion and $36.6 billion of assets managed for after-tax returns on July 31, 2018 and 2017, respectively. Portfolio implementation assets under management included $81.9 billion and $65.7 billion of assets managed for after-tax returns on July 31, 2018 and 2017, respectively. Fixed income assets included $43.9 billion and $39.2 billion of municipal income assets on July 31, 2018 and 2017, respectively.

Consolidated Assets under Management by Investment Vehicle(1)(2)

	July 31,
(in millions)	2018	% of Total	2017	% of Total	% Change
Open-end funds(3)	$104,898	23%	$95,797	24%	10%
Closed-end funds	24,947	5%	24,648	6%	1%
Private funds(4)	38,933	9%	32,289	8%	21%
Institutional separate accounts(2)	162,701	36%	154,253	38%	5%
High-net-worth separate accounts	45,379	10%	36,439	9%	25%
Retail managed accounts	76,325	17%	62,159	15%	23%
Total	$453,183	100%	$405,585	100%	12%

(1)	Consolidated Eaton Vance Corp. See table on page 55 for directly managed assets and flows of 49 percent-owned Hexavest, which are not included in the table above.
(2)	Reported consolidated assets under management exclude client positions in exposure management mandates identified as transitory in nature. Such positions (held as institutional separate accounts) totaled $12.6 billion as of July 31, 2017. The Company did not manage any such client positions as of July 31, 2018.
(3)	Includes assets in NextShares funds.
(4)	Includes privately offered equity, fixed income and floating-rate income funds and CLO entities.

Consolidated Assets under Management by Investment Affiliate(1)(2)

	July 31,		%
(in millions)	2018	2017	Change
Eaton Vance Management(3)	$179,558	$160,570	12%
Parametric(2)	236,272	213,213	11%
Atlanta Capital(4)	25,004	21,476	16%
Calvert(4)	12,349	10,326	20%
Total	$453,183	$405,585	12%

(1)	Consolidated Eaton Vance Corp. See table on page 55 for directly managed assets and flows of 49 percent-owned Hexavest, which are not included in the table above.
(2)	Reported consolidated assets under management exclude client positions in exposure management mandates identified as transitory in nature. Such positions (managed by Parametric) totaled $12.6 billion as of July 31, 2017. The Company did not manage any such client positions as of July 31, 2018.
(3)	Includes managed assets of Eaton Vance-sponsored funds and separate accounts managed by Hexavest and unaffiliated third-party advisers under Eaton Vance supervision.
(4)	Consistent with the Company's policies for reporting the managed assets and flows of investment portfolios for which multiple Eaton Vance affiliates have management responsibilities, the managed assets of Atlanta Capital indicated above include the assets of Calvert Equity Fund, for which Atlanta Capital serves as sub-adviser. The total managed assets of Calvert, including assets sub-advised by other Eaton Vance affiliates, were $14.7 billion and $12.5 billion as of July 31, 2018 and 2017, respectively.

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

Consolidated Average Assets under Management by Investment Mandate(1)(2)

	Three Months Ended			Nine Months Ended
	July 31,		%	July 31,		%
(in millions)	2018	2017	Change	2018	2017	Change
Equity(3)	$119,536	$107,017	12%	$118,378	$101,117	17%
Fixed income(4)	75,206	67,989	11%	73,393	65,226	13%
Floating-rate income	42,616	37,764	13%	40,943	35,368	16%
Alternative	13,522	11,629	16%	13,268	11,107	19%
Portfolio implementation	110,737	89,512	24%	107,267	82,980	29%
Exposure management(2)	84,424	81,276	4%	85,872	76,224	13%
Total	$446,041	$395,187	13%	$439,121	$372,022	18%

(1)	Consolidated Eaton Vance Corp. See table on page 55 for directly managed assets and flows of 49 percent-owned Hexavest, which are not included in the table above.
(2)	Reported consolidated average assets under management exclude client positions in exposure management mandates identified as transitory in nature.
(3)	Includes balanced and other multi-asset mandates.
(4)	Includes cash management mandates.

Consolidated Average Assets under Management by Investment Vehicle(1)(2)

	Three Months Ended			Nine Months Ended
	July 31,		%	July 31,		%
(in millions)	2018	2017	Change	2018	2017	Change
Open-end funds(3)	$103,066	$94,224	9%	$101,228	$88,343	15%
Closed-end funds	24,677	24,356	1%	24,836	23,971	4%
Private funds(4)	37,734	31,387	20%	36,695	29,785	23%
Institutional separate accounts(2)	163,326	150,847	8%	162,919	143,368	14%
High-net-worth separate accounts	43,535	34,637	26%	42,434	31,518	35%
Retail managed accounts	73,703	59,736	23%	71,009	55,037	29%
Total	$446,041	$395,187	13%	$439,121	$372,022	18%

(1)	Consolidated Eaton Vance Corp. See table on page 55 for directly managed assets and flows of 49 percent-owned Hexavest, which are not included in the table above.
(2)	Reported consolidated average assets under management exclude client positions (held as institutional separate accounts) in exposure management mandates identified as transitory in nature.
(3)	Includes assets in NextShares funds.
(4)	Includes assets in privately offered equity, fixed income and floating-rate income funds and CLO entities.

Consolidated Net Flows

Consolidated net inflows of $3.7 billion and $15.2 billion in the third quarter and first nine months of fiscal 2018, respectively, represent annualized internal growth in managed assets (consolidated net inflows divided by beginning of period consolidated assets under management) of 3 percent and 5 percent over the same respective periods. Consolidated net inflows of $9.1 billion and $29.9 billion in the third quarter and the first nine months of fiscal 2017, respectively, represent annualized internal growth in managed assets of 9 percent and 12 percent over the same respective periods. Excluding exposure management mandates, the Company’s annualized internal growth rate in managed assets was 8 percent in both the third quarter and first nine months of fiscal 2018, and 11 percent in both the third quarter and first nine months of fiscal 2017. The Company’s annualized internal management fee revenue growth rate (management fees attributable to consolidated inflows less management fees attributable to consolidated outflows, divided by beginning of period consolidated management fee revenue) was 5 percent and 6 percent in the third quarter and first nine months of fiscal 2018, respectively, and 6 percent in both the third quarter and first nine months of fiscal 2017, as the management fee revenue contribution from new sales and other inflows during each period exceeded the management fee revenue lost from redemptions.

The following tables summarize our consolidated assets under management and asset flows by investment mandate and investment vehicle for the three and nine months ended July 31, 2018 and 2017:

Consolidated Assets under Management and Net Flows by Investment Mandate(1)(2)

	Three Months Ended			Nine Months Ended
	July 31,		%	July 31,		%
(in millions)	2018	2017	Change	2018	2017	Change
Equity assets - beginning of period(3)	$117,757	$104,666	13%	$113,472	$89,981	26%
Sales and other inflows	5,385	5,745	-6%	17,174	15,955	8%
Redemptions/outflows	(4,900)	(4,259)	15%	(15,485)	(14,317)	8%
Net flows	485	1,486	-67%	1,689	1,638	3%
Assets acquired(4)	-	-	NM (7)	-	5,704	-100%
Exchanges	8	7	14%	6	60	-90%
Market value change	4,216	4,039	4%	7,299	12,815	-43%
Equity assets - end of period	$122,466	$110,198	11%	$122,466	$110,198	11%
Fixed income assets - beginning of period(5)	74,024	66,881	11%	70,797	60,607	17%
Sales and other inflows(6)	6,730	5,516	22%	19,221	16,841	14%
Redemptions/outflows	(4,065)	(4,178)	-3%	(11,927)	(13,006)	-8%
Net flows	2,665	1,338	99%	7,294	3,835	90%
Assets acquired(4)	-	-	NM	-	4,170	-100%
Exchanges	(16)	(2)	700%	(5)	(147)	-97%
Market value change	146	491	-70%	(1,267)	243	NM
Fixed income assets - end of period	$76,819	$68,708	12%	$76,819	$68,708	12%
Floating-rate income assets - beginning of period	42,282	36,957	14%	38,819	32,107	21%
Sales and other inflows	3,387	3,567	-5%	10,222	12,874	-21%
Redemptions/outflows	(2,438)	(2,113)	15%	(6,298)	(6,962)	-10%
Net flows	949	1,454	-35%	3,924	5,912	-34%
Exchanges	25	(8)	NM	40	146	-73%
Market value change	(301)	351	NM	172	589	-71%
Floating-rate income assets - end of period	$42,955	$38,754	11%	42,955	$38,754	11%
Alternative assets - beginning of period	13,506	11,212	20%	12,637	10,687	18%
Sales and other inflows	1,254	1,359	-8%	4,832	3,546	36%
Redemptions/outflows	(999)	(666)	50%	(3,377)	(2,351)	44%
Net flows	255	693	-63%	1,455	1,195	22%
Exchanges	(20)	-	NM	(28)	(7)	300%
Market value change	(276)	(28)	886%	(599)	2	NM
Alternative assets - end of period	$13,465	$11,877	13%	13,465	$11,877	13%
Portfolio implementation assets - beginning of period	107,170	86,376	24%	99,615	71,426	39%
Sales and other inflows	6,085	5,869	4%	16,984	18,160	-6%
Redemptions/outflows	(3,025)	(2,790)	8%	(10,322)	(9,260)	11%
Net flows	3,060	3,079	-1%	6,662	8,900	-25%
Exchanges	(1)	5	NM	(16)	5	NM
Market value change	4,806	3,825	26%	8,774	12,954	-32%
Portfolio implementation assets - end of period	$115,035	$93,285	23%	115,035	$93,285	23%
Exposure management assets - beginning of period	85,333	80,921	5%	86,976	71,572	22%
Sales and other inflows	15,131	17,734	-15%	52,866	56,293	-6%
Redemptions/outflows	(18,814)	(16,649)	13%	(58,657)	(47,897)	22%
Net flows	(3,683)	1,085	NM	(5,791)	8,396	NM
Market value change	793	757	5%	1,258	2,795	-55%
Exposure management assets - end of period(2)	$82,443	$82,763	0%	82,443	$82,763	0%
Total assets under management - beginning of period	440,072	387,013	14%	422,316	336,380	26%
Sales and other inflows(6)	37,972	39,790	-5%	121,299	123,669	-2%
Redemptions/outflows	(34,241)	(30,655)	12%	(106,066)	(93,793)	13%
Net flows	3,731	9,135	-59%	15,233	29,876	-49%
Assets acquired(4)	-	-	NM	-	9,874	-100%
Exchanges	(4)	2	NM	(3)	57	NM
Market value change	9,384	9,435	-1%	15,637	29,398	-47%
Total assets under management - end of period	$453,183	$405,585	12%	$453,183	$405,585	12%

(1)	Consolidated Eaton Vance Corp. See table on page 55 for directly managed assets and flows of 49 percent-owned Hexavest, which are not included in the table above.
(2)	Reported consolidated assets under management and net flows exclude client positions in exposure management mandates identified as transitory in nature. Such positions totaled $12.6 billion as of July 31, 2017. The Company did not manage any such client positions as of July 31, 2018.
(3)	Includes balanced and other multi-asset mandates.
(4)	Represents managed assets gained in the acquisition of the business assets of Calvert Investments on December 30, 2016. Equity assets acquired and total assets acquired exclude $2.1 billion of managed assets of Calvert Equity Fund, which is sub-advised by Atlanta Capital and previously included in the Company's consolidated assets under management.
(5)	Includes cash management mandates.
(6)	Includes $0.8 billion of managed assets gained in assuming the fixed income business assets of the former Oechsle International Advisors, LLC on January 31, 2018.
(7)	Not meaningful (NM).

Consolidated Assets under Management and Net Flows by Investment Vehicle(1)(2)

	Three Months Ended			Nine Months Ended
	July 31,		%	July 31,		%
(in millions)	2018	2017	Change	2018	2017	Change
Fund assets - beginning of period(3)	$162,869	$147,341	11%	$156,853	$125,722	25%
Sales and other inflows	10,855	9,736	11%	33,167	30,664	8%
Redemptions/outflows	(7,878)	(7,641)	3%	(25,364)	(24,946)	2%
Net flows	2,977	2,095	42%	7,803	5,718	36%
Assets acquired(4)	-	-	NM	-	9,821	-100%
Exchanges(5)	304	2	NM	305	2,186	-86%
Market value change	2,628	3,296	-20%	3,817	9,287	-59%
Fund assets - end of period	$168,778	$152,734	11%	$168,778	$152,734	11%
Institutional separate accounts - beginning of period	163,816	149,044	-87%	159,986	136,451	17%
Sales and other inflows(6)	18,929	21,227	NM	64,566	66,452	-3%
Redemptions/outflows	(22,293)	(19,109)	17%	(67,360)	(56,984)	18%
Net flows	(3,364)	2,118	NM	(2,794)	9,468	NM
Assets acquired(4)	-	-	NM	-	40	-100%
Exchanges(5)	(308)	-	NM	18	(2,055)	NM
Market value change	2,557	3,091	-17%	5,491	10,349	-47%
Institutional separate accounts - end of period(2)	$162,701	$154,253	5%	$162,701	$154,253	5%
High-net-worth separate accounts - beginning of period	42,154	33,225	27%	39,715	25,806	54%
Sales and other inflows	2,654	3,103	-14%	6,949	9,827	-29%
Redemptions/outflows	(1,297)	(1,347)	-4%	(4,212)	(3,893)	8%
Net flows	1,357	1,756	-23%	2,737	5,934	-54%
Exchanges	27	4	575%	(207)	(31)	568%
Market value change	1,841	1,454	27%	3,134	4,730	-34%
High-net-worth separate accounts - end of period	$45,379	$36,439	25%	$45,379	$36,439	25%
Retail managed accounts - beginning of period	71,233	57,403	24%	65,762	48,401	36%
Sales and other inflows	5,534	5,724	-3%	16,617	16,726	-1%
Redemptions/outflows	(2,773)	(2,558)	8%	(9,130)	(7,970)	15%
Net flows	2,761	3,166	-13%	7,487	8,756	-14%
Assets acquired(4)	-	-	NM	-	13	-100%
Exchanges	(27)	(4)	575%	(119)	(43)	177%
Market value change	2,358	1,594	48%	3,195	5,032	-37%
Retail managed accounts - end of period	$76,325	$62,159	23%	$76,325	$62,159	23%
Total assets under management - beginning of period	440,072	387,013	14%	422,316	336,380	26%
Sales and other inflows(6)	37,972	39,790	-5%	121,299	123,669	-2%
Redemptions/outflows	(34,241)	(30,655)	12%	(106,066)	(93,793)	13%
Net flows	3,731	9,135	-59%	15,233	29,876	-49%
Assets acquired(4)	-	-	NM	-	9,874	-100%
Exchanges	(4)	2	NM	(3)	57	NM
Market value change	9,384	9,435	-1%	15,637	29,398	-47%
Total assets under management - end of period	$453,183	$405,585	12%	$453,183	$405,585	12%

(1)	Consolidated Eaton Vance Corp. See table on page 55 for directly managed assets and flows of 49 percent-owned Hexavest, which are not included in the table above.
(2)	Reported consolidated assets under management and net flows exclude client positions in exposure management mandates identified as transitory in nature. Such positions (held as institutional separate accounts) totaled $12.6 billion as of July 31, 2017. The Company did not manage any such client positions as of July 31, 2018.
(3)	Includes assets in cash management funds.
(4)	Represents managed assets gained in the acquisition of the business assets of Calvert Investments on December 30, 2016. Fund assets acquired and total assets acquired exclude $2.1 billion of managed assets of Calvert Equity Fund, which is sub-advised by Atlanta Capital and previously included in the Company's consolidated assets under management.
(5)	Reflects the reclassification from institutional separate accounts to funds of $2.1 billion of managed assets of Calvert Equity Fund sub-advised by Atlanta Capital upon the Company’s acquisition of the business assets of Calvert Investments on December 30, 2016.
(6)	Includes $0.8 billion of managed assets gained in assuming the fixed income business assets of the former Oechsle International Advisors, LLC on January 31, 2018.

As of July 31, 2018, the Company’s 49 percent-owned affiliate Hexavest managed $15.2 billion of client assets, down 1 percent from $15.4 billion of managed assets on July 31, 2017. Other than Eaton Vance-sponsored funds for which Hexavest is adviser or sub-adviser, the managed assets and flows of Hexavest are not included in Eaton Vance’s consolidated totals.

The following table summarizes assets under management and net flows of Hexavest for the three and nine months ended July 31, 2018 and 2017:

Hexavest Assets under Management and Net Flows

	Three Months Ended			Nine Months Ended
	July 31,		%	July 31,		%
(in millions)	2018	2017	Change	2018	2017	Change
Eaton Vance distributed:
Eaton Vance sponsored funds - beginning of period(1)	$179	$262	-32%	$182	$231	-21%
Sales and other inflows	1	29	-97%	11	62	-82%
Redemptions/outflows	(14)	(147)	-90%	(31)	(174)	-82%
Net flows	(13)	(118)	-89%	(20)	(112)	-82%
Market value change	2	7	-71%	6	32	-81%
Eaton Vance sponsored funds - end of period	$168	$151	11%	$168	$151	11%
Eaton Vance distributed separate accounts - beginning of period(2)	3,087	2,138	44%	3,092	2,492	24%
Sales and other inflows	32	455	-93%	172	725	-76%
Redemptions/outflows	(631)	(23)	NM	(849)	(903)	-6%
Net flows	(599)	432	NM	(677)	(178)	280%
Market value change	34	85	-60%	107	341	-69%
Eaton Vance distributed separate accounts - end of period	$2,522	$2,655	-5%	$2,522	$2,655	-5%
Total Eaton Vance distributed - beginning of period	3,266	2,400	36%	3,274	2,723	20%
Sales and other inflows	33	484	-93%	183	787	-77%
Redemptions/outflows	(645)	(170)	279%	(880)	(1,077)	-18%
Net flows	(612)	314	NM	(697)	(290)	140%
Market value change	36	92	-61%	113	373	-70%
Total Eaton Vance distributed - end of period	$2,690	$2,806	-4%	$2,690	$2,806	-4%
Hexavest directly distributed - beginning of period(3)	12,502	12,065	4%	12,748	11,021	16%
Sales and other inflows	440	249	77%	916	850	8%
Redemptions/outflows	(587)	(210)	180%	(1,572)	(815)	93%
Net flows	(147)	39	NM	(656)	35	NM
Market value change	198	534	-63%	461	1,582	-71%
Hexavest directly distributed - end of period	$12,553	$12,638	-1%	$12,553	$12,638	-1%
Total Hexavest assets - beginning of period	15,768	14,465	9%	16,022	13,744	17%
Sales and other inflows	473	733	-35%	1,099	1,637	-33%
Redemptions/outflows	(1,232)	(380)	224%	(2,452)	(1,892)	30%
Net flows	(759)	353	NM	(1,353)	(255)	431%
Market value change	234	626	-63%	574	1,955	-71%
Total Hexavest assets - end of period	$15,243	$15,444	-1%	$15,243	$15,444	-1%

(1)	Managed assets and flows of Eaton Vance-sponsored pooled investment vehicles for which Hexavest is adviser or sub-adviser. Eaton Vance receives management fees (and in some cases also distribution fees) on these assets, which are included in Eaton Vance's consolidated assets under management and flows.
(2)	Managed assets and flows of Eaton Vance-distributed separate accounts managed by Hexavest. Eaton Vance receives distribution fees, but not management fees, on these assets, which are not included in Eaton Vance's consolidated assets under management and flows.
(3)	Managed assets and flows of pre-transaction Hexavest clients and post-transaction Hexavest clients in Canada. Eaton Vance receives no management fees or distribution fees on these assets, which are not included in Eaton Vance's consolidated assets under management and flows.

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

Management believes that certain non-U.S. GAAP financial measures, specifically, adjusted net income attributable to Eaton Vance Corp. shareholders and adjusted earnings per diluted share, while not a substitute for U.S. GAAP financial measures, may be effective indicators of the Company’s performance over time. Non-U.S. GAAP financial measures should not be construed to be superior to U.S. GAAP measures. In calculating these non-U.S. GAAP financial measures, net income attributable to Eaton Vance Corp. shareholders and earnings per diluted share are adjusted to exclude items management deems non-operating or non-recurring in nature, or otherwise outside the ordinary course of business. These adjustments may include, when applicable, the add back of changes in the estimated redemption value of non-controlling interests in our affiliates redeemable at other than fair value (non-controlling interest value adjustments), closed-end fund structuring fees, costs associated with special dividends, debt repayments and tax settlements, the tax impact of stock-based compensation shortfalls or windfalls, and non-recurring charges for the effect of tax law changes. Management and our Board of Directors, as well as certain of our outside investors, consider these adjusted numbers a measure of the Company’s underlying operating performance. Management believes adjusted net income attributable to Eaton Vance Corp. shareholders and adjusted earnings per diluted share are important indicators of our operations because they exclude items that may not be indicative of, or are unrelated to, our core operating results, and may provide a useful baseline for analyzing trends in our underlying business.

The following table provides a reconciliation of net income attributable to Eaton Vance Corp. shareholders and earnings per diluted share to adjusted net income attributable to Eaton Vance Corp. shareholders and adjusted earnings per diluted share, respectively, for the three and nine months ended July 31, 2018 and 2017:

	Three Months Ended			Nine Months Ended
	July 31,		%	July 31,		%
(in thousands, except per share figures)	2018	2017	Change	2018	2017	Change
Net income attributable to Eaton Vance Corp. shareholders	$101,794	$67,361	51%	$276,451	$200,047	38%
Repatriation of undistributed earnings of foreign subsidiaries(1)	6	-	NM	3,062	-	NM
Net excess tax benefit from stock-based compensation plans(2)	(1,331)	-	NM	(15,071)	-	NM
Revaluation of deferred tax amounts(3)	-	-	NM	21,653	-	NM
Loss on write-off of Hexavest option, net of tax(4)	-	-	NM	5,660	-	NM
Loss on extinguishment of debt, net of tax(5)	-	3,346	-100%	-	3,346	-100%
Closed-end fund structuring fees, net of tax(6)	-	2,139	-100%	-	2,139	-100%
Non-controlling interest value adjustments(7)	-	3	-100%	-	(71)	-100%
Adjusted net income attributable to Eaton Vance Corp. shareholders	$100,469	$72,849	38%	$291,755	$205,461	42%

Earnings per diluted share	$0.83	$0.58	43%	$2.24	$1.73	29%
Repatriation of undistributed earnings of foreign subsidiaries	-	-	NM	0.02	-	NM
Net excess tax benefit from stock-based compensation plans	(0.01)	-	NM	(0.13)	-	NM
Revaluation of deferred tax amounts	-	-	NM	0.18	-	NM
Loss on write-off of Hexavest option, net of tax	-	-	NM	0.05	-	NM
Non-controlling interest value adjustments	-	-	NM	-	-	NM
Loss on extinguishment of debt, net of tax	-	0.03	-100%	-	0.03	-100%
Closed-end fund structuring fees, net of tax	-	0.01	-100%	-	0.02	-100%
Adjusted earnings per diluted share	$0.82	$0.62	32%	$2.36	$1.78	33%

(1)	Reflects the recognition of incremental tax expense related to the deemed repatriation of foreign earnings considered to be indefinitely reinvested abroad and not previously subject to U.S. taxation. Please see page 65 "Income Taxes," for a further discussion of the repatriation of undistributed earnings of foreign subsidiaries.
(2)	Reflects the impact of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which was adopted in the first quarter of fiscal 2018. Please see page 65 "Income Taxes," for a further discussion of the adoption of ASU 2016-09.
(3)	Reflects the revaluation of deferred tax assets and deferred tax liabilities resulting from the enactment of the Tax Cuts and Jobs Act on December 22, 2017. Please see page 65 "Income Taxes," for a further discussion of the revaluation of deferred tax amounts.
(4)	Reflects the $6.5 million loss recognized upon expiration of the Company's option to acquire an additional 26 percent ownership interest in Hexavest, net of the associated impact to taxes of $0.8 million.
(5)	Reflects the $5.4 million loss on extinguishment of debt associated with the May 2017 retirement of $250 million aggregate principal amount of the Company's 6.5 percent senior notes due October 2, 2017, net of the associated impact to taxes of $2.1 million.
(6)	Reflects structuring fees of $3.5 million (net of the associated impact to taxes of $1.4 million) paid in connection with the July 2017 initial public offering of Eaton Vance Floating-Rate 2022 Target Term Trust.
(7)	Please see page 67, "Net Income Attributable to Non-controlling and Other Beneficial Interests," for a further discussion of the non-controlling interest value adjustments referenced above.

The 51 percent increase in net income attributable to Eaton Vance Corp. shareholders in the third quarter of fiscal 2018 compared to the third quarter of fiscal 2017 is attributable primarily to the following:

•	An increase in revenue of $36.9 million, primarily reflecting an increase in management fees.
•	An increase in expenses of $15.6 million, reflecting higher compensation, amortization of deferred sales commissions, fund-related expenses and other operating expenses, partially offset by a decrease in distribution expense.
•	A decrease in non-operating expense of $6.0 million, reflecting an increase in net gains and other investment income, a decrease in interest expense and the one-time loss on extinguishment of debt recognized in the third quarter of fiscal 2017, partially offset by an increase in net expense from our consolidated CLO entities.
•	A decrease in income taxes of $5.2 million.
•	An increase in equity in net income of affiliates, net of tax, of $0.4 million.
•	A decrease in net income attributable to non-controlling and other beneficial interests of $1.5 million.

Weighted average diluted shares outstanding increased by 5.7 million shares, or 5 percent, in the third quarter of fiscal 2018 compared to the third quarter of fiscal 2017, primarily reflecting the issuance of new shares in conjunction with employees’ exercise of stock options, the vesting of restricted stock awards granted to employees and growth in the amount of in-the-money unexercised options and unvested restricted stock, partially offset by share repurchases.

The 38 percent increase in net income attributable to Eaton Vance Corp. shareholders in the first nine months of fiscal 2018 compared to the first nine months of fiscal 2017 can be primarily attributed to the following:

•	An increase in revenue of $142.9 million, primarily reflecting an increase in management fees.
•	An increase in expenses of $76.6 million, reflecting higher compensation, distribution expense, service fee expense, amortization of deferred sales commissions, fund-related expenses and other operating expenses.
•	A decrease in non-operating expense of $5.9 million, reflecting lower interest expense, an increase in income from our consolidated CLO entities and the one-time loss on extinguishment of debt recognized in the first nine months of fiscal 2017, partially offset by a decrease in net gains and other investment income.
•	A decrease in income taxes of $4.0 million.
•	An increase in equity in net income of affiliates, net of tax, of $0.9 million.
•	A decrease in net income attributable to non-controlling and other beneficial interests of $0.5 million.

Weighted average diluted shares outstanding increased by 7.8 million shares, or 7 percent, in the first nine months of fiscal 2018 compared to the first nine months of fiscal 2017, primarily reflecting the issuance of new shares in conjunction with employees’ exercise of stock options, the vesting of restricted stock awards granted to employees and growth in the amount of in-the-money unexercised options and unvested restricted stock, partially offset by share repurchases.

Revenue

The following table shows our management fees, distribution and underwriter fees, service fees and other revenue for the three and nine months ended July 31, 2018 and 2017:

	Three Months Ended			Nine Months Ended
	July 31,		%	July 31,		%
(in thousands)	2018	2017	Change	2018	2017	Change
Management fees	$374,553	$339,866	10%	$1,101,929	$966,148	14%
Distribution and underwriter fees	20,099	20,114	0%	60,393	58,991	2%
Service fees	31,260	30,515	2%	91,935	89,493	3%
Other revenue	4,690	3,251	44%	12,018	8,705	38%
Total revenue	$430,602	$393,746	9%	$1,266,275	$1,123,337	13%

Management fees

The increase in management fees in the third quarter and first nine months of fiscal 2018 from the same periods a year earlier is primarily attributable to an increase in consolidated average assets under management, partially offset by a decline in our consolidated average management fee rate. Consolidated average assets under management increased by 13 percent and 18 percent in the third quarter and first nine months of fiscal 2018 from the same periods a year earlier, respectively. Excluding performance-based fees, consolidated average annualized management fee rates decreased to 33.5 basis points and 33.6 basis points in the third quarter and first nine months of fiscal 2018, respectively, from 34.2 basis points and 34.7 basis points in the third quarter and first nine months of fiscal 2017, respectively. Performance-based fees, all associated with one fund, were $(0.4) million and $(1.4) million in the third quarter and first nine months of fiscal 2018, and contributed $0.5 million and $0.6 million in the third quarter and first nine months of fiscal 2017. Changes in consolidated average annualized management fee rates for the compared periods primarily reflect the ongoing shift in the Company’s mix of business towards lower-fee mandates.

Consolidated average annualized management fee rates, excluding performance-based fees, for the three and nine months ended July 31, 2018 and 2017 were as follows:

	Three Months Ended			Nine Months Ended
	July 31,		%	July 31,		%
(in basis points on average managed assets)	2018	2017	Change	2018	2017	Change
Equity	59.9	61.5	-3%	60.1	62.1	-3%
Fixed income	35.1	37.7	-7%	35.8	38.3	-7%
Floating-rate income	50.4	50.7	-1%	50.9	51.5	-1%
Alternative	69.3	63.2	10%	68.7	63.0	9%
Portfolio implementation	14.5	14.6	-1%	14.5	14.6	-1%
Exposure management(1)	5.2	5.1	2%	5.1	5.1	0%
Consolidated average annualized management fee rates	33.5	34.2	-2%	33.6	34.7	-3%

(1)	Excludes management fees attributable to client positions in exposure management mandates identify as transitory in nature.

Consolidated average assets under management by investment mandate to which these fee rates apply can be found in the table, “Consolidated Average Assets under Management by Investment Mandate,” on page 50.

Distribution and underwriter fees

Fund distribution and underwriter fee revenue and other fund-related distribution income for the three and nine months ended July 31, 2018 and 2017 were as follows:

	Three Months Ended			Nine Months Ended
	July 31,		%	July 31,		%
(in thousands)	2018	2017	Change	2018	2017	Change
Distribution fees:
Class A	$864	$199	334%	$2,556	$539	374%
Class B	76	184	-59%	295	638	-54%
Class C	14,072	15,417	-9%	42,879	45,977	-7%
Class F	405	375	8%	1,195	850	41%
Class N	23	20	15%	81	52	56%
Class R	481	422	14%	1,401	1,190	18%
Private funds	2,381	1,558	53%	6,553	4,216	55%
Total distribution fees	18,302	18,175	1%	54,960	53,462	3%
Underwriter fees	684	747	-8%	2,110	2,051	3%
Other distribution income	1,113	1,192	-7%	3,323	3,478	-4%
Total distribution and underwriter fees	$20,099	$20,114	0%	$60,393	$58,991	2%

Service fees

Fund service fee revenue increased 2 percent in the third quarter of fiscal 2018 from the same period a year earlier and 3 percent in the first nine months of fiscal 2018 from the same period a year earlier, primarily reflecting an increase in average assets in funds and fund share classes subject to service fees.

Other revenue

Other revenue, which consists primarily of fund shareholder servicing fees, miscellaneous dealer income and separate account distribution and service fee revenue, increased 44 percent and 38 percent in the third quarter and first nine months of fiscal 2018 from the same periods a year earlier, primarily reflecting increases in each of the principal components.

Expenses

Operating expenses increased by 6 percent, or $15.6 million, in the third quarter of fiscal 2018 from the same period a year earlier, reflecting increases in compensation, amortization of deferred sales commissions, fund-related expenses and other operating expenses partially offset by a decrease in distribution expense.

Operating expenses increased by 10 percent, or $76.6 million, in the first nine months of fiscal 2018 from the same period a year earlier, reflecting increases in compensation, distribution expense, service fee expense, amortization of deferred sales commissions, fund-related expenses and other operating expenses.

The following table shows our operating expenses for the three and nine months ended July 31, 2018 and 2017:

	Three Months Ended			Nine Months Ended
	July 31,		%	July 31,		%
(in thousands)	2018	2017	Change	2018	2017	Change
Compensation and related costs	$152,921	$142,338	7%	$455,958	$412,940	10%
Distribution expense	35,045	37,160	-6%	105,219	100,284	5%
Service fee expense	28,760	28,630	0%	84,651	83,384	2%
Amortization of deferred sales commissions	4,637	4,182	11%	13,342	12,062	11%
Fund-related expenses	15,857	14,029	13%	46,036	36,752	25%
Other expenses	51,118	46,376	10%	150,319	133,528	13%
Total expenses	$288,338	$272,715	6%	$855,525	$778,950	10%

Compensation and related costs

The following table shows our compensation and related costs for the three and nine months ended July 31, 2018 and 2017:

	Three Months Ended			Nine Months Ended
	July 31,		%	July 31,		%
(in thousands)	2018	2017	Change	2018	2017	Change
Base salaries and employee benefits	$68,738	$62,271	10%	$203,753	$182,237	12%
Stock-based compensation	22,840	21,346	7%	68,277	60,786	12%
Operating income-based incentives	44,265	38,975	14%	130,528	110,704	18%
Sales-based incentives	16,844	17,591	-4%	52,050	56,192	-7%
Other compensation expense	234	2,155	-89%	1,350	3,021	-55%
Total	$152,921	$142,338	7%	$455,958	$412,940	10%

Compensation expense increased by $10.6 million, or 7 percent, in the third quarter of fiscal 2018 from the same period a year earlier. The increase was driven primarily by (i) a $6.5 million increase in base salaries and employee benefits, reflecting higher headcount, fiscal year-end compensation increases and an increase in our corporate 401(k) match; (ii) a $1.5 million increase in stock-based compensation expense primarily due to higher stock-based compensation awards; and (iii) a $5.3 million increase in operating income-based bonus accruals due to higher pre-bonus adjusted operating income and a modest increase in bonus accrual rates. These increases were partially offset by a $0.7 million decrease in sales-based incentive compensation resulting from a decrease in incentive rates, partially offset by an increase in compensation-eligible sales.

Compensation expense increased by $43.0 million, or 10 percent, in the first nine months of fiscal 2018 from the same period a year earlier. The increase was driven primarily by (i) a $21.5 million increase in base salaries and benefits, reflecting higher headcount, fiscal year-end compensation increases and an increase in our corporate 401(k) match; (ii) a $7.5 million increase in stock-based compensation expense primarily due to higher stock-based compensation awards; and (iii) a $19.8 million increase in operating income-based bonus accruals due to higher pre-bonus adjusted operating income and a modest increase in bonus accrual rates. These increases were partially offset by a $4.1 million decrease in sales-based incentive compensation resulting from a decrease in incentive rates, partially offset by an increase in compensation-eligible sales.

Distribution expense

The following table shows our distribution expense for the three and nine months ended July 31, 2018 and 2017:

	Three Months Ended			Nine Months Ended
	July 31,		%	July 31,		%
(in thousands)	2018	2017	Change	2018	2017	Change
Class A share commissions	$497	$542	-8%	$1,337	$1,914	-30%
Distribution fees	14,179	13,306	7%	42,687	39,437	8%
Closed-end fund structuring fees	-	3,450	-100%	-	3,450	-100%
Closed-end fund dealer compensation payments	977	999	-2%	2,898	2,907	0%
Intermediary marketing support payments	13,064	12,307	6%	38,251	35,645	7%
Discretionary marketing expenses	6,328	6,556	-3%	20,046	16,931	18%
Total	$35,045	$37,160	-6%	$105,219	$100,284	5%

Distribution expense decreased $2.1 million, or 6 percent, in the third quarter of fiscal 2018, primarily reflecting lower closed-end fund structuring fees and a decrease in discretionary marketing expenses related to significant corporate initiatives, partially offset by an increase in Class C share assets held more than one year on which we pay distribution fees and an increase in intermediary marketing support payments. Distribution expense increased by $4.9 million, or 5 percent, in the first nine months of fiscal 2018 versus the same periods a year earlier, primarily reflecting an increase in Class C share assets held more than one year on which we pay distribution fees, discretionary marketing expenses, and an increase in intermediary marketing support payments. These increases are partially offset by a decrease in closed-end fund structuring fees and a decrease in Class A sales on which we pay commissions.

Service fee expense

Service fee expense was substantially unchanged in the third quarter of fiscal 2018 from the same period a year earlier. Service fee expense increased 2 percent, or $1.3 million, in the first nine months of fiscal 2018 versus the same period a year earlier, reflecting higher average fund assets retained more than one year in funds and share classes that are subject to service fee payments.

Amortization of deferred sales commissions

Amortization expense increased 11 percent, or $0.5 million, in the third quarter of fiscal 2018 from the same period a year earlier, reflecting higher private fund commission amortization partially offset by lower Class C share commission amortization. Amortization expense increased 11 percent, or $1.3 million, in the first nine months of fiscal 2018 compared to the same period a year earlier, reflecting higher private fund commission amortization partially offset by lower Class C share commission amortization.

Fund-related expenses

Fund-related expenses increased $1.8 million, or 13 percent, in the third quarter of fiscal 2018 over the same period a year earlier, reflecting increases in fund subsidy accruals, sub-advisory fees paid and an increase in fund expenses borne by the Company on funds for which it earns an all-in fee. The increase in fund expense borne by the Company was reduced by $1.9 million as a result of the one-time reimbursements made to certain funds by the Company in the third quarter of fiscal 2017. Fund-related expenses increased $9.3 million, or 25 percent, in the first nine months of fiscal 2018 compared to the same period a year earlier for the same reasons mentioned above.

Other expenses

The following table shows our other expenses for the three and nine months ended July 31, 2018 and 2017:

	Three Months Ended			Nine Months Ended
	July 31,		%	July 31,		%
(in thousands)	2018	2017	Change	2018	2017	Change
Information technology	$23,075	$18,998	21%	$66,563	$56,415	18%
Facilities-related	12,089	10,357	17%	35,543	30,294	17%
Travel	4,481	4,612	-3%	13,234	12,308	8%
Professional services	4,154	4,244	-2%	11,901	10,702	11%
Communications	1,502	1,460	3%	4,358	4,139	5%
Amortization of intangible assets	2,232	2,239	0%	6,710	6,775	-1%
Other corporate expense	3,585	4,466	-20%	12,010	12,895	-7%
Total	$51,118	$46,376	10%	$150,319	$133,528	13%

Other expenses increased 10 percent in the third quarter of fiscal 2018 from the same period a year earlier, primarily attributable to increases in information technology and facilities expenses, partially offset by lower travel, professional services and other corporate expenses. The increase in information technology expense is attributable primarily to increases in costs associated with the consolidation of our trading platforms, enhancements to Calvert’s research system, higher market data expenses and ongoing system maintenance costs, partially offset by a decrease in outside custody and back-office service costs. The increase in facilities-related expenses primarily reflects increases in software consulting, rent and building-related expenses. These increases were offset by a decrease in other corporate expenses.

Other expenses increased 13 percent in the first nine months of fiscal 2018 from the same period a year earlier, primarily attributable to increases in information technology, facilities-related, travel and professional services expenses. The increase in information technology expense is attributable primarily to increases in costs associated with the consolidation of our trading platforms, enhancements to Calvert’s research system, higher market data expenses and ongoing system maintenance costs. The increase in facilities-related expenses reflects the acceleration of $1.5 million of depreciation in the second quarter of fiscal 2018, as well as increases in software consulting, rent and building-related expenses. The increase in travel expense relates to increased travel activity during the fiscal year. The increase in professional services expense is primarily attributable to an increase in corporate consulting engagements and external legal costs. These increases were partially offset by a decrease in other corporate expenses primarily associated with expenses related to the Calvert acquisition incurred during fiscal 2017.

Non-operating Income (Expense)

The main categories of non-operating income (expense) for the three and nine months ended July 31, 2018 and 2017 are as follows:

	Three Months Ended			Nine Months Ended
	July 31,		%	July 31,		%
(in thousands)	2018	2017	Change	2018	2017	Change
Gains (losses) and other investment income, net	$7,131	$5,537	29%	$9,468	$15,319	-38%
Interest expense	(5,906)	(6,180)	-4%	(17,716)	(21,592)	-18%
Loss on extinguishment of debt	-	(5,396)	-100%	-	(5,396)	-100%
Other income (expense) of consolidated CLO entities:
Gains and other investment income, net	1,847	-	NM	4,823	-	NM
Interest and other expense	(3,092)	-	NM	(3,630)	-	NM
Total non-operating income (expense)	$(20)	$(6,039)	-100%	$(7,055)	$(11,669)	-40%

Gains (losses) and other investment income, net, increased by $1.6 million in the third quarter of fiscal 2018 compared to the same period a year ago, primarily reflecting an increase in interest income of $3.5 million and a $0.8 million increase in foreign currency gains, partially offset by a $3.0 million increase in net losses attributable to investments in sponsored strategies and associated hedges. Gains (losses) and other investment income, net, for the third quarter of fiscal 2017 included $0.5 million in losses recognized related to our seed capital investments and associated hedges.

The $0.3 million decrease in interest expense in the third quarter of fiscal 2018 compared to the same period a year earlier reflects the May 2017 retirement of the Company’s 2017 Senior Notes and the April 2017 issuance of the Company’s 2027 Senior Notes at a lower interest rate.

The change in other income (expense) of consolidated CLO entities in the third quarter of fiscal 2018 compared to the same period a year earlier reflects net expense from consolidated CLO entities of $2.1 million in the third quarter of fiscal 2018. The Company did not consolidate any CLO entities during the third quarter of fiscal 2017.

Gains (losses) and other investment income, net, decreased by $5.9 million in the first nine months of fiscal 2018 compared to the same period a year earlier, primarily reflecting (i) a $7.5 million increase in net losses attributable to investments in sponsored strategies and associated hedges; (ii) a $6.5 million loss recognized in the first nine months of fiscal 2018 upon expiration of the Company’s option to acquire an additional 26 percent ownership interest in Hexavest under the terms of the option agreement entered into when we acquired our Hexavest position in 2012; and (iii) a $1.9 million gain recognized in the first nine months of fiscal 2017 upon the release from escrow of payments received in connection with the sale of the Company’s equity interest in Lloyd George Management in fiscal 2011. These decreases were partially offset by an increase in interest income of $9.2 million and a $0.5 million increase in foreign currency gains.

The $3.9 million decrease in interest expense in the first nine months of fiscal 2018 compared to the same period a year earlier reflects the May 2017 retirement of the Company’s 2017 Senior Notes and the April 2017 issuance of the Company’s 2027 Senior Notes at a lower interest rate.

The change in other income (expense) of consolidated CLO entities in the first nine months of fiscal 2018 compared to the same period a year earlier reflects net income contribution from consolidated CLO entities of $0.3 million in the first nine months of fiscal 2018. The Company did not consolidate any CLO entities during the first nine months of fiscal 2017.

Income Taxes

Our effective tax rate, calculated as a percentage of income before income taxes and equity in net income of affiliates, was 26.2 percent in the third quarter of fiscal 2018 and 36.9 percent in the third quarter of fiscal 2017.

On December 22, 2017, the 2017 Tax Act was signed into law in the U.S. Among other significant changes, the 2017 Tax Act reduced the statutory federal income tax rate for U.S. corporate taxpayers from a maximum of 35 percent to 21 percent and required the deemed repatriation of foreign earnings not previously subject to U.S. taxation. Because the lower federal income tax rate took effect two months into our fiscal year, a blended federal tax rate of 23.3 percent applies to the Company for fiscal 2018.

Our income tax provision for the three and nine months ended July 31, 2018 was reduced by net excess tax benefits of $1.3 million and $15.1 million, respectively, related to the exercise of stock options and vesting of restricted stock during those periods. New accounting guidance adopted in the first quarter of fiscal 2018 requires these net excess tax benefits to be recognized in earnings. Our income tax provision for the nine months ended July 31, 2018 also includes a non-recurring charge of approximately $24.8 million to reflect the estimated effect of the 2017 Tax Act. The non-recurring charge includes $21.7 million from the revaluation of the Company’s deferred tax assets and liabilities and $3.1 million for the deemed repatriation of foreign-sourced net earnings not previously subject to U.S. taxation.

Our calculations of adjusted net income and adjusted earnings per diluted share remove the effect of the net excess tax benefits recognized in connection with the new accounting guidance and the non-recurring impact of the tax reform recognized in the first quarter of fiscal 2018. On this basis, our adjusted effective tax rate was 27.1 percent and 27.3 percent for the three and nine months ended July 31, 2018, respectively.

The following table reconciles the statutory federal income tax rate to our effective tax rate for the three and nine months ended July 31, 2018:

	Three Months Ended	Nine Months Ended
	July 31, 2018	July 31, 2018
Statutory U.S. federal income tax rate(1)	23.3%	23.3%
State income taxes for current year, net of federal income tax benefits	4.4	4.3
Net income attributable to non-controlling and other beneficial interests	(1.0)	(0.9)
Other items	0.4	0.6
Adjusted effective income tax rate(2)	27.1	27.3
Non-recurring impact of U.S. tax reform	-	6.1
Net excess tax benefits from stock-based compensation plans(3)	(0.9)	(3.7)
Effective income tax rate	26.2%	29.7%

(1)	Statutory U.S. federal income tax rate is a blend of 35 percent and 21 percent based on the number of days in our fiscal year before and after the January 1, 2018 effective date of the reduction in the federal corporate income tax rate pursuant to the 2017 Tax Act.
(2)	Represents the Company’s effective income tax rate, excluding the tax impact of stock-based compensation shortfalls or windfalls, which recently-adopted accounting guidance requires to be recognized in earnings, and the non-recurring tax impact of U.S. tax law changes. Management believes that the Company’s adjusted effective income tax rate is an important indicator of our operations because it excludes items that may not be indicative of, or are unrelated to, our core operating results, and may provide a useful baseline for analyzing trends in our underlying business.
(3)	This amount reflects the impact of Accounting Standard Update (ASU) 2016-09, Improvements to Employee Share-Based Payment Accounting, which was adopted in the first quarter of fiscal 2018. The Company anticipates that the adoption of this guidance may cause fluctuations in the Company’s effective tax rate, particularly in the first quarter of each fiscal year, when most of the Company’s annual stock-based awards vest.

We continue to carefully evaluate the impact of the 2017 Tax Act, certain provisions of which will not take effect for the Company until fiscal 2019, including, but not limited to, the global intangible low-taxed income, foreign-derived intangible income and base erosion anti-abuse tax provisions.

Equity in Net Income of Affiliates, Net of Tax

Equity in net income of affiliates, net of tax, for the third quarter and first nine months of fiscal 2018 primarily reflects our 49 percent equity interest in Hexavest and our seven percent minority equity interest in a private equity partnership managed by a third party. Equity in net income of affiliates, net of tax, was $2.8 million and $8.9 million in the third quarter and first nine months of fiscal 2018, respectively, and $2.3 million and $8.0 million in the respective periods a year earlier.

The following table summarizes the components of equity in net income of affiliates, net of tax, for the three and nine months ended July 31, 2018 and 2017:

	Three Months Ended			Nine Months Ended
	July 31,		%	July 31,		%
(in thousands)	2018	2017	Change	2018	2017	Change
Investment in Hexavest, net of tax and amortization	$2,753	$2,326	18%	$8,359	$7,705	8%
Investment in private equity partnership, net of tax	(3)	(3)	0%	518	268	93%
Total	$2,750	$2,323	18%	$8,877	$7,973	11%

Net Income Attributable to Non-controlling and Other Beneficial Interests

The following table summarizes the components of net income attributable to non-controlling and other beneficial interests for the three and nine months ended July 31, 2018 and 2017:

	Three Months Ended			Nine Months Ended
	July 31,		%	July 31,		%
(in thousands)	2018	2017	Change	2018	2017	Change
Consolidated sponsored funds	$(1,862)	$(3,124)	-40%	$(4,215)	$(4,836)	-13%
Majority-owned subsidiaries	(4,119)	(4,365)	-6%	(12,026)	(12,015)	0%
Non-controlling interest value adjustments(1)	-	(3)	-100%	-	71	-100%
Net income attributable to non- controlling and other beneficial interests	$(5,981)	$(7,492)	-20%	$(16,241)	$(16,780)	-3%

(1)	Relates to non-controlling interests redeemable at other than fair value.

Net income attributable to non-controlling and other beneficial interests is not adjusted for taxes due to the underlying tax status of our consolidated majority-owned subsidiaries, which are treated as partnerships or other pass-through entities for tax purposes.

Changes in Financial Condition, Liquidity and Capital Resources

The following table summarizes certain key financial data relating to our liquidity and capital resources on July 31, 2018 and October 31, 2017 and the use of cash for the nine months ended July 31, 2018 and 2017.

Balance Sheet and Cash Flow Data

	July 31,	October 31,
(in thousands)	2018	2017

Balance sheet data:
Assets:
Cash and cash equivalents	$562,890	$610,555
Management fees and other receivables	218,955	200,453
Total liquid assets	$781,845	$811,008

Investments	$1,052,663	$898,192

Liabilities:
Debt	$625,000	$625,000

	Nine Months Ended
	July 31,
(in thousands)	2018	2017

Cash flow data:
Operating cash flows	$151,287	$98,900
Investing cash flows	(152,599)	(60,628)
Financing cash flows	(44,889)	84,376

Liquidity and Capital Resources

Liquid assets consist of cash and cash equivalents and management fees and other receivables. Cash and cash equivalents consist of cash and short-term, highly liquid investments that are readily convertible to cash. Management fees and other receivables primarily represent receivables due from sponsored funds and separately managed accounts for investment advisory and distribution services provided. Liquid assets represented 33 percent and 39 percent of total assets on July 31, 2018 and October 31, 2017, respectively, excluding those assets identified as assets of our consolidated CLO entities. Not included in the liquid asset amounts are $257.9 million and $213.5 million of highly liquid short-term debt securities with remaining maturities between three and 12 months at July 31, 2018 and October 31, 2017, respectively, which are included within investments on our Consolidated Balance Sheets. Our seed investments in consolidated funds and separate accounts are not treated as liquid assets because they may be longer term in nature.

The $29.2 million decrease in liquid assets in the first nine months of fiscal 2018 primarily reflects net purchases of bank loan investments by our consolidated CLO entities of $217.0 million, the repurchase of $186.1 million of Non-Voting Common Stock, the payment of $109.5 million of dividends to shareholders, purchases of investments of $86.0 million, the purchase of additional non-controlling interests for $20.8 million, the addition of $12.8 million in equipment and leasehold improvements and a decrease in the effect of currency rate changes on cash and cash equivalents of $1.5 million, offset by net proceeds of $133.1 million from a line of credit by our consolidated CLO entities, cash provided by operating activities of $127.0 million, proceeds from sales of bank loan investments by our consolidated CLO entities of $99.6 million, proceeds from net subscriptions received from non-controlling interests holders of $73.6 million, proceeds from the sale of investments of $63.6 million, proceeds from the issuance of Non-Voting Common Stock of $62.2 million in connection with the exercise of employee stock options and other employee stock purchases and principal repayments on notes receivable from stock options exercises of $2.8 million. Purchases of investments for the nine months ended July 31, 2018 includes $79.1 million and $6.9 million related to the Company’s investments in CLO entities and investments classified as available-for-sale, respectively. Proceeds from the sale of investments for the nine months ended July 31, 2018 includes $53.8 million and $9.8 million related to the Company’s investments in CLO entities and investments classified as available-for-sale, respectively.

On July 31, 2018, our debt consisted of $325 million in aggregate principal amount of 3.625 percent Senior Notes due in June 2023 and $300 million in aggregate principal amount of 3.5 percent Senior Notes due in April 2027.

We maintain a $300 million unsecured revolving credit facility with several banks that expires on October 21, 2019. The facility provides that we may borrow at LIBOR-based rates of interest that vary depending on the level of usage of the facility and our credit ratings. The agreement contains financial covenants with respect to leverage and interest coverage and requires us to pay an annual commitment fee on any unused portion. We had no borrowings under our revolving credit facility at July 31, 2018 or at any point during the first nine months of fiscal 2018. We were in compliance with all debt covenants as of July 31, 2018.

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

Recoverability of our Investments

Our $1.1 billion of investments as of July 31, 2018 consisted of our 49 percent equity interest in Hexavest, positions in Company-sponsored funds and separate accounts entered into for investment and business development purposes, and certain other investments held directly by the Company. Investments in Company-sponsored funds and separate accounts and investments held directly by the Company are generally in liquid debt or equity securities and are carried at fair market value. We test our investments, other than trading and equity method investments, for impairment on a quarterly basis. We evaluate our investments in non-consolidated CLO entities and investments classified as available-for-sale for impairment using quantitative factors, including how long the investment has been in a net unrealized loss position, and qualitative factors, including the credit quality of the underlying issuer and our ability and intent to continue holding the investment. If markets deteriorate in the quarters ahead, our assessment of impairment on a quantitative basis may lead us to impair investments in future quarters that were in an unrealized loss position at July 31, 2018.

We test our investments in equity method investees, goodwill and indefinite-lived intangible assets for impairment in the fourth quarter of each fiscal year, or as facts and circumstances indicate that additional analysis is warranted. There have been no significant changes in financial condition in the first nine months of fiscal 2018 that would indicate that an impairment loss exists at July 31, 2018.

We periodically review our deferred sales commissions and amortizing identifiable intangible assets for impairment as events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. There have been no significant changes in financial condition in the first nine months of fiscal 2018 that would indicate that an impairment loss exists at July 31, 2018.

Operating Cash Flows

Cash provided by operating activities totaled $151.3 million in the first nine months of fiscal 2018, compared to $98.9 million in the first nine months of fiscal 2017. The increase in net cash provided by operating activities year-over-year primarily reflects an increase in net cash used to settle accrued compensation, a decrease in net cash used to purchase trading securities, and a net decrease as a result of timing differences in the cash settlements of our deferred income taxes, other liabilities, and other assets attributable to consolidated CLO entities.

Investing Cash Flows

Cash used for investing activities totaled $152.6 million in the first nine months of fiscal 2018 compared to $60.6 million in the first nine months of fiscal 2017. The increase in cash used for investing activities year-over-year is attributable to a $217.0 million increase in purchases of bank loan investments by our consolidated CLO entities, a $33.8 million increase in net purchases of investments and a $4.4 million increase in equipment and leasehold improvements, offset by a $99.6 million increase in proceeds from the sale of bank loan investments by our consolidated CLO entities and a decrease in cash paid in acquisition of $63.6 million.

Financing Cash Flows

Cash used for financing activities totaled $44.9 million in the first nine months of fiscal 2018 compared to cash provided by financing activities of $84.4 million in the first nine months of fiscal 2017. The decrease in cash provided by financing activities is attributable primarily to the Company’s issuance of the 2027 Senior Notes in the first nine months of fiscal 2017, resulting in net proceeds of $296.1 million, partially offset by $255.4 million of financing cash outflows resulting from the Company’s redemption of the 2017 Senior Notes. The decrease is also attributable to a $85.9 million increase in repurchases of Non-Voting Common Stock, a $66.2 million decrease in net subscriptions from non-controlling interest holders, a $42.7 million decrease in proceeds from the issuance of non-voting common stock, a $15.3 million increase in the payment of dividends to shareholders, and a $11.0 million increase in the purchase of non-controlling interests, all partially offset by net proceeds of $133.1 million received by a consolidated CLO entity in the warehousing phase under its revolving line of credit.

Share repurchases in the first nine months of fiscal 2018 totaled $186.1 million. As of July 31, 2018, we have authorization to purchase an additional 2.6 million shares under our current share repurchase authorization and anticipate that future repurchases will continue to be an ongoing use of cash.

Dividends declared per share were $0.93 in the first nine months of fiscal 2018 compared to $0.84 per share in the first nine months of fiscal 2017. We currently expect to declare and pay quarterly dividends on our Voting and Non-Voting Common Stock comparable to the dividend declared in the third quarter of fiscal 2018.

Contractual Obligations

We have future obligations under various contracts relating to debt, interest payments and operating leases. During the first nine months ended July 31, 2018, there were no material changes to our contractual obligations as previously reported in our Annual Report on Form 10-K for the year ended October 31, 2017, except as discussed below.

We increased our borrowings under a non-recourse revolving line of credit attributable to CLO 2017-1, a consolidated CLO entity in the warehousing phase, from $12.6 million as of October 31, 2017 to $145.7 million as of July 31, 2018. In addition, we began consolidating a new CLO entity, CLO 2014-1, in the third quarter of fiscal 2018 with senior notes obligations of $465.3 million that matures on July 2026 and bear interest at variable rates based on LIBOR plus a pre-defined spread ranging from 1.2 percent to 5.03 percent. For additional information, please see Note 5 and Note 7 of our Notes to Consolidated Financial Statements contained in Part I, Item 1 of this Form 10-Q.

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

We have presented all redeemable non-controlling interests at redemption value on our Consolidated Balance Sheet as of July 31, 2018. We have recorded the current quarter change in the estimated redemption value of non-controlling interests redeemable at fair value as a component of additional paid-in capital. Based on our calculations, the estimated redemption value of our non-controlling interests, totaled $308.9 million on July 31, 2018 compared to $250.8 million on October 31, 2017. These interests are all redeemable at fair value. Redeemable non-controlling interests as of July 31, 2018 consisted of third-party investors’ ownership in consolidated investment funds of $204.6 million, non-controlling interests in Parametric issued in conjunction with the Parametric Risk Advisors LLC (Parametric Risk Advisors) final put option of $15.8 million and profit interests granted under the long-term incentive plans of Parametric and Atlanta Capital of $53.1 million and $35.4 million, respectively. No puts or calls redeemable at other than fair value were outstanding as of July 31, 2018.

Foreign Subsidiaries

We consider the undistributed earnings of certain of our foreign subsidiaries to be indefinitely reinvested in foreign operations as of July 31, 2018; however, as a result of the 2017 Tax Act, an estimated tax of $3.1 million was recognized during the nine months ended July 31, 2018 on these earnings. The calculation of this non-recurring charge was based on the 2017 Tax Act, guidance issued by the Internal Revenue Service, and our interpretations of this information. We anticipate additional guidance to be issued by the Internal Revenue Service and continue to monitor interpretative developments. As a result, this estimated tax charge may change. In light of the changes contained in the 2017 Tax Act, and as additional guidance becomes available, we may reconsider our repatriation policy.

Off-Balance Sheet Arrangements

We do not invest in any off-balance sheet vehicles that provide financing, liquidity, market or credit risk support or engage in any leasing activities that expose us to any liability that is not reflected in our Consolidated Financial Statements.

Critical Accounting Policies

As of November 1, 2017, the Company has amended its significant accounting policy for stock-based compensation to reflected the adoption of Accounting Standard Update 2016-09, Improvements to Employee Share-Based Payment Accounting. For further details regarding the amended policy, please see Note 1, “Summary of Significant Accounting Policies,” in Item 1, “Consolidated Financial Statements.” There have been no other updates to our critical accounting policies from those disclosed in Management’s Discussion and Analysis of Financial Condition in our Form 10-K for the fiscal year ended October 31, 2017.

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

Item 4. Controls and Procedures

We evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2018. Disclosure controls and procedures are designed to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rule and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), to allow timely decisions regarding required disclosure. Our CEO and CFO participated in this evaluation and concluded that, as of April 30, 2018, our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting that occurred during the third quarter of our fiscal year ended October 31, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding purchases by the Company of our Non-Voting Common Stock on a monthly basis during the third quarter of fiscal 2018:

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
May 1, 2018 through May 31, 2018	196,490	$54.39	196,490	3,859,200
June 1, 2018 through June 30, 2018	694,163	$54.25	694,163	3,165,037
July 1, 2018 through July 31, 2018	531,322	$53.25	531,322	2,633,715
Total	1,421,975	$53.89	1,421,975	2,633,715

(1)	We announced a share repurchase program on January 11, 2017, which authorized the repurchase of up to 8,000,000 shares of our Non-Voting Common Stock in the open market and in private transactions in accordance with applicable securities laws. This repurchase plan is not subject to an expiration date.

Item 6. Exhibits

(a)	Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Materials from the Eaton Vance Corp. Quarterly Report on Form 10-Q for the quarter ended July 31, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) related Notes to the Consolidated Financial Statements, tagged in detail (furnished herewith).

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EATON VANCE CORP.
(Registrant)

DATE: September 7, 2018	/s/Laurie G. Hylton
(Signature)
Laurie G. Hylton
Chief Financial Officer

DATE: September 7, 2018	/s/Julie E. Rozen
(Signature)
Julie E. Rozen
Chief Accounting Officer