Form 10-K
period 2018-10-31
EATON VANCE CORP
filed 2018-12-21
CIK 350797

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 For the fiscal year ended October 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒

Aggregate market value of Non-Voting Common Stock held by non-affiliates of the Registrant, based on the closing price of $54.39 on April 30, 2018 on the New York Stock Exchange was $6,278,619,392. Calculation of holdings by non-affiliates is based upon the assumption, for these purposes only, that executive officers, directors, and persons holding 5 percent or more of the registrant’s Non-Voting Common Stock are affiliates.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the close of the latest practicable date.

Class:	Outstanding at October 31, 2018
Non-Voting Common Stock, $0.00390625 par value	116,527,845
Voting Common Stock, $0.00390625 par value	422,935

Eaton Vance Corp.

Form 10-K

For the Fiscal Year Ended October 31, 2018

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

Item 1. Business

General

Eaton Vance Corp. provides advanced investment strategies and wealth management solutions to forward-thinking investors around the world. Our principal business is managing investment funds and providing investment management and advisory services to high-net-worth individuals and institutions. Our core strategy is to develop and sustain management expertise across a range of investment disciplines and to offer leading investment strategies and services through multiple distribution channels. In executing our core strategy, we have developed broadly diversified investment management capabilities and a highly functional marketing, distribution and customer service organization. We measure our success as a Company based on investment performance delivered, client satisfaction, reputation in the marketplace, progress achieving strategic objectives, employee development and satisfaction, business and financial results, and shareholder value created.

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

Through Eaton Vance Management, Atlanta Capital, Calvert and our other affiliates, we manage active equity, income and alternative strategies across a range of investment styles and asset classes, including U.S. and global equities, floating-rate bank loans, municipal bonds, global income, high-yield and investment grade bonds. Through Parametric, we manage a range of systematic investment strategies, including systematic equity, systematic alternatives and managed options strategies. Through Parametric, we also provide custom portfolio implementation and overlay services, including tax-managed and non-tax-managed Custom Core equity strategies, centralized portfolio management of multi-manager portfolios and exposure management services. We also oversee the management of, and distribute, investment funds sub-advised by unaffiliated third-party managers, including global, emerging market and regional equity and asset allocation strategies.

Our breadth of investment management capabilities supports a wide range of strategies and services offered to fund shareholders, retail managed account investors, institutional investors and high-net-worth clients. Our equity strategies encompass a diversity of investment objectives, risk profiles, income levels and geographic representation. Our income investment strategies cover a broad duration, geographic representation and credit quality range and encompass both taxable and tax-free investments. We also offer a range of alternative investment strategies, including commodity- and currency-based investments and absolute return strategies. Although we manage and distribute a wide range of investment strategies and services, we operate in one business segment, namely as an investment adviser to funds and separate accounts. As of October 31, 2018, we had $439.3 billion in consolidated assets under management.

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

Company History

We have been in the investment management business for over 90 years, tracing our history to two Boston-based investment managers: Eaton & Howard, formed in 1924, and Vance, Sanders & Company, organized in 1934. Eaton & Howard, Vance Sanders, Inc. (renamed Eaton Vance Management, Inc. in June 1984 and reorganized as Eaton Vance Management in October 1990) was formed upon the acquisition of Eaton & Howard, Incorporated by Vance, Sanders & Company, Inc. on April 30, 1979. Following the 1979 merger of these predecessor organizations to form Eaton Vance, our managed assets consisted primarily of open-end mutual funds marketed to U.S. retail investors under the Eaton Vance brand and investment counsel services offered directly to high-net-worth and institutional investors. Over the ensuing years, we have expanded our investment offerings and distribution efforts to include closed-end, private and offshore funds, retail managed accounts, a broad array of investment strategies and services for institutional and high-net-worth investors, NextSharesTM exchange-traded managed funds (NextShares) and multiple responsible investing options.

Our long-term growth strategy focuses on developing and growing market-leading investment franchises and expanding our distribution reach into new channels and geographic markets. Recent strategic acquisitions include our fiscal 2017 purchase of substantially all of the business assets of Calvert Investment Management, Inc. (Calvert Investments), Parametric’s fiscal 2013 purchase of The Clifton Group Investment Management Company (Clifton) and our fiscal 2012 purchase of a 49 percent interest in Hexavest.

In December 2016, we completed the purchase of substantially all of the business assets of Calvert Investments. Founded in 1976, Calvert Investments became a pioneer in responsible investing in 1982 by launching the first mutual fund to avoid investing in companies doing business in apartheid-era South Africa.

At acquisition, Calvert had $11.9 billion of assets under management. Of this, $2.1 billion had previously been included in the Company’s consolidated managed assets because Atlanta Capital is sub-adviser to one of the Calvert-sponsored mutual funds (Calvert Funds). The total managed assets of Calvert, including assets sub-advised by other Eaton Vance affiliates, have grown to $14.7 billion at October 31, 2018. The 24 percent growth in Calvert’s managed assets over the 22 months of Eaton Vance’s ownership reflects net inflows of $1.5 billion and market price appreciation of $1.3 billion.

The fiscal 2012 purchase of Clifton, which now operates as Parametric’s Minneapolis investment center, provided Parametric with a market-leading position in futures- and options-based portfolio implementation services and risk-management strategies. Managed assets of Parametric’s Minneapolis investment center have grown from $34.8 billion at purchase in December 2012 to $90.7 billion on October 31, 2018. Parametric recently announced the planned integration of its Seattle and Minneapolis investment centers to provide for better coordination of new strategy development, sales and investment research.

In fiscal 2012, we expanded our global equity offerings by acquiring a 49 percent interest in Hexavest, a Montreal-based investment adviser, and became Hexavest’s exclusive distribution partner in all markets outside Canada. Hexavest’s assets under management have grown from $11.0 billion at purchase in August 2012 to $13.8 billion on October 31, 2018.

Investment Managers and Distributors

We conduct our consolidated investment management business through Eaton Vance Management, Parametric, Atlanta Capital, Calvert and other direct and indirect subsidiaries, including Boston Management and Research (BMR), Eaton Vance Advisers International Ltd. (EVAIL), Eaton Vance Advisers (Ireland) Limited (EVAI), Eaton Vance Investment Counsel (EVIC), Eaton Vance Management (International) Limited (EVMI) and Eaton Vance Trust Company (EVTC). Eaton Vance Management, Parametric, Atlanta Capital, Calvert, BMR, EVAIL, EVIC and EVMI are all registered with the U.S. Securities and Exchange Commission (SEC) as investment advisers under the Investment Advisers Act of 1940 (the Advisers Act). EVTC, a Maine-chartered trust company, is exempt from registration under the Advisers Act. EVAIL is a wholly-owned Full Scope Alternative Investment Fund Manager licensed by the Financial Conduct Authority (FCA). EVAI is registered with the Central Bank of Ireland and provides management services to the Eaton Vance International (Ireland) Funds Plc (EV UCITS Funds). EVMI is a wholly-owned financial services company registered with the FCA under the Financial Services and Market Act of the United Kingdom (U.K.).

Eaton Vance Distributors, Inc. (EVD), a wholly-owned broker-dealer registered under the Securities Exchange Act of 1934 (the Exchange Act), markets and sells the Eaton Vance-, Parametric- and Calvert-branded funds and retail managed accounts. EVMI markets the EV UCITS Funds and other sponsored strategies and services in Europe and certain other international markets. Eaton Vance Management International (Asia) Pte. Ltd. (EVMIA), a wholly-owned financial services company registered with the Monetary Authority of Singapore (MAS) and holding a Capital Markets Services License for Fund Management, Dealing in Securities, Trading in Futures Contracts and Leveraged Foreign Exchange Trading, markets our affiliates’ strategies and services in the Asia Pacific region. EVMIA also operates under the Singapore Companies Act as overseen by the Accounting and Corporate Regulatory Authority in Singapore. Eaton Vance Asia Pacific, Ltd. (Eaton Vance Asia Pacific), a wholly-owned subsidiary of the Company incorporated in Cayman with a branch in Japan, is registered with the Financial Services Authority of Japan as a financial instruments business operator conducting an Investment Advisory and Agency Business as defined in Article 28(3) of the Financial Instruments and Exchange Act. Eaton Vance Asia Pacific acts as an intermediary to promote the asset management capabilities of our affiliates to registered financial instruments business operators. Eaton Vance

Australia Pty. Ltd., a wholly-owned company registered as an Australian propriety company with the Australian Securities and Investment Commission, markets the strategies and services of our affiliates in Australia.

We are headquartered in Boston, Massachusetts. Our affiliates also maintain offices in Atlanta, Georgia; Minneapolis, Minnesota; New York, New York; Seattle, Washington; Washington, District of Columbia; Westport, Connecticut; London, England; Frankfurt, Germany; Singapore; Sydney, Australia; and Tokyo, Japan. Our sales representatives operate throughout the United States and in the U.K., continental Europe, Asia, Australia and Latin America. We are represented in the Middle East through an agreement with a third-party distributor.

Current Developments

We are pursuing five primary strategic priorities to support business growth: (1) building upon and defending our leadership position in specialty strategies and services for high-net-worth and institutional investors; (2) capitalizing on the current interest environment to grow our market position in floating-rate and short-duration fixed income strategies; (3) expanding our leadership position in responsible investing; (4) increasing our global investment capabilities and distribution reach outside the United States; and (5) positioning Eaton Vance to profit from a changing environment for the asset management industry.

In fiscal 2018, we continued to experience strong growth in our Custom Beta strategies, which include Parametric’s Custom Core equity and Eaton Vance’s laddered municipal and corporate bond separate account strategies. These market-leading offerings combine the benefits of passive investing with the ability to customize portfolios to meet individual preferences and needs. Compared to index mutual funds and exchange-traded funds, Custom Core separate accounts can provide clients with the ability to tailor their market exposures to achieve better tax outcomes and to reflect client-specified responsible investing criteria and desired portfolio tilts and exclusions. In fiscal 2018, net inflows into our Custom Beta strategies offered as retail managed accounts and high-net-worth separate accounts totaled $14.8 billion.

Our line-up of floating-rate and short-duration fixed income strategies demonstrated strong appeal to investors in the rising interest rate environment of fiscal 2018. In fiscal 2018, net inflows into our floating-rate bank loan strategies totaled $5.9 billion, primarily driven by strong sales of our floating-rate income mutual funds offered in the U.S., a market in which we are the market leader. Our lineup of fixed income mutual funds positioned as short- or ultra-short duration, short-term or adjustable-rate generated $1.8 billion of net inflows in fiscal 2018. Among our leading funds in this category are the highly rated Eaton Vance Short-Duration Government Income, Eaton Vance Short-Duration Municipal Opportunities and Eaton Vance Short-Duration Inflation-Protected Income Funds, which are well-suited for income investors who have limited appetite for interest rate risk.

Our leadership position in responsible investing continues to expand. The Calvert Funds are one of the largest and most diversified families of responsibly invested mutual funds, encompassing actively and passively managed equity, fixed and floating-rate income, and asset allocation strategies managed in accordance with the Calvert Principles for Responsible Investment or other responsible investment criteria. Since Calvert became part of Eaton Vance, we have made significant progress growing managed assets in Calvert-branded investment strategies and positioning Calvert as a center for excellence in environmental, social and governance (ESG) research and engagement. Including the Atlanta Capital-subadvised Calvert Equity Fund, assets under management in Calvert strategies grew to $14.7 billion at October 31, 2018 from $12.9 billion at October 31, 2017, reflecting net inflows of $1.9 billion and market price declines of $0.1 billion.

While Calvert is the centerpiece of our responsible investment strategy, our commitment to responsible investing does not end there. In fiscal 2018, Eaton Vance Management launched a program to integrate consideration of responsible investing criteria into the firm’s fundamental research processes, capitalizing on Calvert’s proprietary ESG research. Atlanta Capital also maintains a significant focus on responsible investing, and Parametric manages over $20 billion of client assets based on client-directed responsible investment criteria. On an overall basis, Eaton Vance is one of the largest participants in responsible investing, a position we are committed to growing in conjunction with rising demand for investment strategies that incorporate ESG-integrated investment research and/or are managed with a dual objective to achieve favorable investment returns and positive societal impact.

Outside the United States, the Company continues to expand investment staff and commit additional client service and distribution resources to support business growth. We now have nearly 75 employees located in five non-U.S. office locations, an increase of 30 percent from the end of fiscal 2017. In fiscal 2018, EVMI hired a five-person global fixed-income team in Frankfurt, Germany, and expanded our Tokyo office to support clients in Japan. Assets managed for clients outside the U.S. increased to $24.9 billion at October 31, 2018 from $24.2 billion at October 31, 2017, reflecting positive net flows of $0.7 billion in fiscal 2018.

While change is a constant in the asset management industry, the pace of change appears to be accelerating. We see this in changing market conditions and demographic trends, shifts in investor sentiment and outlook, advances in information technology, changes in the business strategies of key intermediaries and gatekeepers, and new tax and regulatory initiatives. Through changing market conditions, we strive to anticipate the evolving needs of investors and to develop timely solutions to address their needs. Positioning the Company for continued success amid accelerating change is the primary focus of our strategic initiatives.

Investment Management Capabilities

We provide investment management and advisory services to retail, high-net-worth and institutional investors through funds and separately managed accounts across a broad range of investment mandates. The following table sets forth consolidated assets under management by investment mandate for the dates indicated:

Consolidated Assets under Management by Investment Mandate(1)

	October 31,
(in millions)	2018	% of Total	2017	% of Total	2016	% of Total
Equity(2)	$115,772	26%	$113,472	27%	$89,981	27%
Fixed income(3)	77,844	18%	70,797	17%	60,607	18%
Floating-rate income	44,837	10%	38,819	9%	32,107	10%
Alternative	12,139	3%	12,637	3%	10,687	3%
Portfolio implementation	110,840	25%	99,615	23%	71,426	21%
Exposure management	77,871	18%	86,976	21%	71,572	21%
Total	$439,303	100%	$422,316	100%	$336,380	100%

(1)	Consolidated Eaton Vance Corp. See table on page 41 for managed assets and flows of 49 percent-owned Hexavest, which are not included in the table above.
(2)	Includes balanced and other multi-asset mandates.
(3)	Includes cash management mandates.

Eaton Vance Investment Affiliates

Eaton Vance provides advanced investment strategies and wealth management solutions to forward-thinking investors around the world. Through our five primary investment affiliates, we offer a diversity of investment approaches, encompassing bottom-up and top-down fundamental active management, responsible investing, systematic investing and customized implementation of client-specified portfolio exposures.

Fundamental active managers

History dating to 1924 | AUM: $179.3 billion(1)

Equity	Alternative	Taxable Fixed Income	Tax-Advantaged/ Municipal Income
Dividend/Global Dividend	Commodity	Cash Management
Emerging/Frontier Markets	Currency	Core Bond/Core Plus	Laddered Municipal
Equity Option	Global Macro	Emerging-Markets Debt	Municipal Income
Global Developed	Hedged Equity	Global	Floating Rate
Global ex U.S.		High Yield	High Yield
Global ex U.S. Small-Cap	Multi-Asset	Inflation-Linked	National
Global Small-Cap	Asset Allocation	Investment-Grade Corporate	State Specific
Health Care	Balanced	Laddered Corporate	Opportunistic Municipal
Large-Cap Core	Global Diversified Income	Mortgage-Backed Securities	Tax-Advantaged Bond
Large-Cap Growth		Multi-Asset Credit
Large-Cap Value	Floating-Rate Income	Multisector
Multi-Cap Growth	Floating-Rate Loan	Preferred Securities
Real Estate		Short Duration
Small-Cap		Taxable Municipal
Small/Mid-Cap
Tax-Managed

Investment science in action

Founded in 1987 | AUM: $224.2 billion

Equity	Alternative	Options	Income
Dividend	Commodity	Absolute Return	Enhanced Income
Emerging Markets		Covered Calls
Global	Implementation	Defensive Equity	Exposure Management
Global ex U.S.	Centralized Portfolio Management	Dynamic Hedged Equity	Policy Overlay Services
Responsible		Put Selling
Tax-Managed	Custom CoreTM
U.S.

(1)	Includes managed assets of Eaton Vance Investment Counsel, Eaton Vance Trust Company and Boston Management and Research. Also includes managed assets of Eaton Vance-sponsored funds and separate accounts managed by Hexavest and unaffiliated third-party advisers under Eaton Vance supervision.

Specialists in high-quality investing

Founded in 1969 | AUM: $23.4 billion(2)

Equity	Fixed Income
Large-Cap Growth	Core Bond
Mid-Large Cap	Intermediate Duration
Small-Cap	Short Duration
SMID-Cap

A global leader in responsible Investing

History dating to 1976 | AUM: $12.4 billion(2)(3)

Active Equity	Equity Index	Alternative	Taxable Fixed Income
Emerging Markets	Global Energy	Absolute Return Bond	Core/Core Plus
Global ex U.S.	Global ex U.S.		Green Bond
Global ex U.S. Small/Mid-Cap	Global Water	Multi-Asset	High Yield
Large-Cap	U.S. Large-Cap Core	Asset Allocation	Long Duration
Mid-Cap	U.S. Large-Cap Growth	Balanced	Short Duration/Ultra-Short
Small-Cap	U.S. Large-Cap Value
	U.S. Mid-Cap Core	Floating-Rate Income	Tax-Exempt Fixed Income
		Floating-Rate Loan	Municipal

Top-down global equity managers

Founded in 2004 | AUM: $13.8 billion(4)

Equity
Canadian
Emerging Markets
Global – All Country
Global – Developed
Global ex U.S.

The following third-party organizations provide investment management services as sub-advisers to certain Eaton Vance- and Calvert-sponsored mutual funds and portfolios:

Eaton Vance	Calvert
BMO Global Asset Management (Asia) Ltd.	Ameritas Investment Partners, Inc.
Goldman Sachs Asset Management, L.P.	Hermes Investment Management Limited
Oaktree Capital Management, L.P.	Milliman Financial Risk Management LLC
Richard Bernstein Advisors LLC

(2)	Consistent with the Company’s policies for reporting managed assets and flows of investment portfolios for which multiple Eaton Vance affiliates have management responsibilities, the managed assets of Atlanta Capital include the assets of Calvert Equity Fund, for which Atlanta Capital serves as sub-adviser. The total managed assets of Calvert, including assets sub-advised by other Eaton Vance affiliates, were $14.7 billion as of October 31, 2018.
(3)	Includes managed assets of Calvert-sponsored funds and separate accounts managed by unaffiliated third-party advisers under Calvert supervision.
(4)	Eaton Vance holds a 49 percent interest in Hexavest Inc., a Montreal-based investment adviser. Other than Eaton Vance-sponsored funds for which Hexavest is adviser or sub-adviser, the managed assets of Hexavest are not included in Eaton Vance’s consolidated totals.

Investment Vehicles

Our consolidated assets under management are broadly diversified by distribution channel and investment vehicle. The following table sets forth our consolidated assets under management by investment vehicle for the dates identified:

Consolidated Assets under Management by Investment Vehicle(1)

	October 31,
		% of		% of		% of
(in millions)	2018	Total	2017	Total	2016	Total
Open-end funds(2)	$102,426	24%	$97,601	23%	$74,721	22%
Closed-end funds	23,998	5%	24,816	6%	23,571	7%
Private funds(3)	38,544	9%	34,436	8%	27,430	8%
Institutional separate accounts	153,996	35%	159,986	38%	136,451	41%
High-net-worth separate accounts	44,690	10%	39,715	9%	25,806	8%
Retail managed accounts	75,649	17%	65,762	16%	48,401	14%
Total	$439,303	100%	$422,316	100%	$336,380	100%

(1)	Consolidated Eaton Vance Corp. See table on page 41 for managed assets and flows of 49 percent-owned Hexavest, which are not included in the table above.
(2)	Includes assets in NextShares funds.
(3)	Includes privately offered equity, fixed income and floating-rate income funds and collateralized loan obligation (CLO) entities.

Open-end Funds

As of October 31, 2018, our open-end fund lineup included equity funds, floating-rate bank loan funds, taxable fixed income funds, state and national municipal income funds, alternative funds and multi-asset funds sold to U.S. and non-U.S. investors.

Our family of equity funds includes a broad range of fundamental active and systematic strategies in a variety of equity styles and market caps, managed both with and without consideration of shareholder tax effects, as well as Calvert-sponsored index funds. Assets under management in non-tax-managed active equity, tax-managed active equity and equity index funds totaled $33.6 billion, $7.2 billion and $2.4 billion, respectively, on October 31, 2018.

Since introducing our first floating-rate bank loan fund in 1989, we have consistently ranked as one of the largest managers of retail bank loan funds. Assets under management in open-end floating-rate bank loan funds totaled $25.2 billion on October 31, 2018.

Our taxable fixed income funds cover a broad range of fixed income asset classes, including mortgage-backed securities, high-grade bonds, high-yield bonds, multi-sector bonds, short- and ultra-short duration income, and cash instruments. Assets under management in open-end taxable income funds totaled $16.8 billion on October 31, 2018.

Our family of municipal income mutual funds is one of the broadest in the industry, with 13 national and 17 state-specific funds in 16 different states. As of October 31, 2018, we managed $10.0 billion in open-end municipal income fund assets.

Our alternative funds include absolute return strategies and commodity- and currency-linked investments. We currently offer three absolute return funds in the U.S. and one outside the United States. Assets under management in open-end alternative funds totaled $9.5 billion on October 31, 2018.

The U.S. Charitable Gift Trust and its pooled income funds are designed to simplify the process of donating to qualified charities and to provide professional management of pools of donated assets. Assets under management in the U.S. Charitable Gift Trust and its pooled income funds, which are included in fund assets under management as described above, totaled $612.6 million at October 31, 2018.

Our Ireland- and Cayman Island-domiciled open-end funds offer a range of investment strategies to non-U.S. investors. At October 31, 2018, managed assets in funds sold outside the U.S., which are included in fund assets under management as described above, totaled $2.2 billion.

As of October 31, 2018, 66 of our U.S. mutual funds were rated 4 or 5 stars by MorningstarTM for at least one class of shares, including 28 five-star rated funds. A good source of performance-related information for our funds is our website, www.eatonvance.com. On our website, investors can also obtain other current information about our funds, including investment objective and principal investment policies, portfolio characteristics, expenses and Morningstar ratings.

Closed-end Funds

Our family of closed-end funds includes national and state-specific municipal bond, domestic and global equity, bank loan, multi-sector income and taxable income funds, three of which are term trusts. As of October 31, 2018, we managed $24.0 billion in closed-end fund assets, ranking as the third-largest manager of U.S. exchange-listed closed-end funds, according to Strategic Insight, a fund industry data provider.

Private Funds

Our private fund category consists primarily of privately offered equity funds designed to meet the diversification and tax-management needs of qualifying high-net-worth investors. We are recognized as a market leader for these types of privately offered equity funds, with $22.0 billion in assets under management as of October 31, 2018. Also included in private funds are equity, floating-rate bank loan and fixed income funds offered to institutional investors. Assets under management in these funds, which include cash instrument entities and collective trusts as well as leveraged and unleveraged loan funds, totaled $14.7 billion as of October 31, 2018. CLO entity assets included in the private fund category totaled $1.8 billion at October 31, 2018.

Institutional Separate Accounts

We serve a broad range of clients in the institutional marketplace, both in the U.S. and internationally, including government, corporate and union retirement plans, endowments and foundations, nuclear decommissioning trusts, asbestos litigation trusts, sovereign wealth funds and investment funds sponsored by others for which we serve as a sub-adviser. Our diversity of capabilities allows us to offer domestic and international institutional investors a broad spectrum of equity, fixed and floating-rate income, alternative and multi-asset strategies, as well as portfolio implementation and exposure management services.

We have used EVTC, a non-depository trust company, as a platform to launch a series of commingled funds tailored to meet the needs of smaller institutional clients. EVTC also affords us the opportunity to participate in qualified plan commingled investment platforms offered in the broker-dealer channel. In addition to investment management services, EVTC provides certain custody services and has obtained regulatory approval to provide institutional trustee services.

Institutional separate account assets under management totaled $154.0 billion at October 31, 2018.

High-net-worth Separate Accounts

We offer high-net-worth and family office clients personalized investment counseling services through EVIC. At EVIC, investment counselors work directly with clients to establish long-term financial programs and implement strategies designed for achieving their objectives. The Company has been in this business since the founding of Eaton and Howard in 1924.

Also included in high-net-worth separate accounts are Custom Core equity portfolios managed by Parametric for family offices and high-net-worth individuals. In managing Custom Core accounts, Parametric seeks to match the returns of a client-specified equity benchmark and add incremental returns on an after-tax basis and/or to reflect the investment restrictions and exposure tilts specified by the client. Parametric’s offerings for the high-net-worth and family office market also include investment programs that utilize option overlay strategies to help clients customize their risk and return profiles through the use of disciplined options strategies.

High-net-worth separate account assets under management totaled $44.7 billion at October 31, 2018, with $40.2 billion managed by Parametric and $4.5 billion by EVIC.

Retail Managed Accounts

Retail managed accounts are separately managed accounts offered through the retail intermediary distribution channel. We entered this business in the 1990s by offering Eaton Vance Management-managed municipal bond separate accounts, and later expanded our offerings with the addition of Atlanta Capital- and Parametric-managed account strategies. We now participate in over 50 retail managed account broker-dealer programs.

Included in our retail managed account offerings is our Custom Beta suite of separately managed account strategies, which encompasses Parametric Custom Core equity and Eaton Vance Management laddered municipal bond and corporate bond strategies. According to Cerulli Associates, an investment research firm, Eaton Vance ranked as the third-largest manager of retail managed account assets as of September 30, 2018. Our retail managed account assets under management totaled $75.6 billion at October 31, 2018.

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

Eaton Vance Management provides administrative services, including personnel and facilities, necessary for the operation of all Eaton Vance- and Parametric-branded funds, and Calvert provides such services for the Calvert Funds, subject to the oversight of each fund’s board of trustees. For certain funds, administrative services are provided under comprehensive management agreements that also include investment advisory services; other funds have separate administrative services agreements. Administrative services include recordkeeping, preparing and filing documents required to comply with federal and state securities laws, legal, fund administration and compliance services, supervising the activities of the funds’ custodians and transfer agents, providing assistance in connection with the funds’ shareholder meetings and other administrative services, including providing office space and office facilities, equipment and personnel that may be necessary for managing and administering the business affairs of the funds. Each agreement remains in effect indefinitely, subject to, in the case of Registered Funds, annual approval by each fund’s board of trustees. The funds generally bear all expenses associated with their operation and the issuance and redemption or repurchase of their securities, except for the compensation of trustees and officers of the fund who are employed by us. For certain sponsored funds, Eaton Vance Management, BMR or Calvert waives a portion of its management fee and/or pays some expenses of the fund.

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

The following table shows our management fees earned for the fiscal years ended October 31, 2018, 2017 and 2016:

	Years Ended October 31,
(in thousands)	2018	2017	2016
Investment advisory fees:
Funds	$963,365	$862,178	$760,137
Separate accounts	444,206	390,688	342,097
Administrative fees:
Funds	74,325	65,275	48,964
Total	$1,481,896	$1,318,141	$1,151,198

Marketing and Distribution

We market and distribute shares of Eaton Vance-, Parametric- and Calvert-branded funds domestically through EVD. EVD sells fund shares through a network of financial intermediaries, including national and regional broker-dealers, banks, registered investment advisors, insurance companies and financial planning firms. The Eaton Vance International (Ireland) Funds are Undertakings for Collective Investments in Transferable Securities (UCITS) funds domiciled in Ireland and sold by EVMI through certain intermediaries and directly to investors who are citizens of the U.K., other member nations of the European Union (E.U.) and other countries outside the United States. The Eaton Vance International (Cayman Islands) Funds are Cayman Islands-domiciled funds sold by EVD and EVMI through intermediaries to non-U.S. investors.

Although the firms in our domestic retail distribution network have each entered into selling agreements with EVD, these agreements (which generally are terminable by either party) do not legally obligate the firms to sell any specific amount of our investment strategies and services. EVD currently maintains a sales force of approximately 120 external and internal wholesalers who work closely with financial advisors in the retail distribution network to assist in placing Eaton Vance-, Parametric- and Calvert-branded funds.

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

EVD makes payments to financial intermediaries that provide marketing support, shareholder recordkeeping and transaction processing, and/or administrative services to the Eaton Vance-, Parametric- and Calvert-branded mutual funds. Payments are typically based on fund net assets, fund sales and/or number of accounts attributable to that financial intermediary. Registered Funds may pay all or a portion of shareholder recordkeeping and transaction processing and/or administrative services provided to their shareholders. Financial intermediaries also may receive payments from EVD in connection with educational or due diligence meetings that include information concerning our funds.

EVD currently sells Eaton Vance-, Parametric- and Calvert-branded mutual funds under six primary pricing structures: front-end load commission (Class A); level-load commission (Class C); Calvert variable product pricing (Class F); institutional no-load (Class I, Class R6, and Institutional Class, referred to herein as Class I);

retail no-load (Investor Class and Advisers Class, referred to herein as Class N); and retirement plan level-load (Class R).

For Class A shares, the shareholder may be required to pay a sales charge to the selling broker-dealer of up to five percent and an underwriting commission to EVD of up to 75 basis points of the gross value of the shares sold. Under certain conditions, we waive the sales load on Class A shares and the shares are sold at net asset value. EVD generally receives (and then pays to authorized firms after one year) a distribution and service fee of up to 30 basis points of average net assets annually on Class A shares. In recent years, most of the Company’s sales of Class A shares have been made on a load-waived basis through various fee-based programs. EVD does not receive underwriting commissions on such sales.

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

Class F shares of Calvert variable products are offered at net asset value and are not subject to any sales charges. The Company receives, and then generally pays to dealers, distribution fees of up to 25 basis points of average daily net assets annually.

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

The marketing and distribution of investment strategies to institutional and high-net-worth clients is subsidiary-specific. Eaton Vance Management has institutional sales, consultant relations and client service teams dedicated to supporting the U.S. marketing and sales of strategies managed by Eaton Vance Management, Calvert and Hexavest. Hexavest maintains its own marketing and distribution team to service institutional clients in Canada. Parametric and Atlanta Capital each maintain separate marketing and distribution teams to sell their respective investment strategies to U.S.-based institutions and high-net-worth investors. Parametric also maintains a dedicated institutional marketing and distribution team focused on the Australian and New Zealand markets. EVMI is otherwise responsible for the institutional marketing and distribution of all Eaton Vance Management-, Parametric-, Atlanta Capital-, Calvert- and Hexavest-advised strategies to institutions outside of North America.

During the fiscal year ended October 31, 2018, there were no customers that provided over 10 percent of our total revenue.

Regulation

Eaton Vance Management, Parametric, Atlanta Capital, Calvert, BMR, EVIC, EVMI and EVAIL are each registered with the SEC under the Advisers Act. The Advisers Act imposes numerous obligations on registered investment advisers, including fiduciary duties, recordkeeping requirements, operational requirements and disclosure obligations. Most Eaton Vance-, Parametric- and Calvert-branded funds are registered with the SEC under the 1940 Act. The 1940 Act imposes additional obligations on fund advisers, including governance, compliance, reporting and fiduciary obligations relating to the management of funds. Except for privately offered funds and exchange-listed funds exempt from registration, each U.S. fund is also required to make notice filings with most states and U.S. territories where it is offered for sale. Virtually all aspects of our investment management business in the U.S. are subject to various federal and state laws and regulations. These laws and regulations are primarily intended to benefit shareholders of the funds and separate account clients, and generally grant supervisory agencies and bodies broad administrative powers, including the power to limit or restrict us from carrying on our investment management business in the event we fail to comply with such laws and regulations. In such event, the possible sanctions that may be imposed include the suspension of individual employees, limitations on Eaton Vance Management, Parametric, Atlanta Capital, Calvert, BMR, EVIC, EVMI and EVAIL engaging in the investment management business for specified periods of time, the revocation of any such company’s registration as an investment adviser, and other censures or fines.

Under a final rule and interpretive guidance issued by the Financial Stability Oversight Council (FSOC) in April 2012, certain non-bank financial companies have been designated for the Federal Reserve’s supervision as systemically important financial institutions (SIFIs). Additional non-bank financial companies, which may include large asset management companies such as us, may be designated as SIFIs in the future. If the Company were designated a SIFI, it would be subject to enhanced prudential measures, which could include capital and liquidity requirements, leverage limits, enhanced public disclosures and risk management requirements, annual stress testing by the Federal Reserve, credit exposure and concentration limits, supervisory and other requirements. These heightened regulatory obligations could, individually or in the aggregate, adversely affect the Company’s business and operations.

Eaton Vance Management, Parametric and BMR are registered with the Commodity Futures Trading Commission (CFTC) and the National Futures Association (NFA) as Commodity Pool Operators and Commodity Trading Advisors; other subsidiaries of the Company claim exemptions from registration. In August 2013, the CFTC adopted rules for operators of registered mutual funds that are subject to registration as Commodity Pool Operators, generally allowing such funds to comply with SEC disclosure, reporting and recordkeeping rules as the means of complying with CFTC’s similar requirements. These CFTC rules do not, however, relieve registered Commodity Pool Operators from compliance with applicable anti-fraud provisions and certain performance reporting and recordkeeping requirements. The Company may incur ongoing costs associated with monitoring compliance with these requirements, including, but not limited to, CFTC and NFA registration and exemption obligations and the periodic reporting requirements of Commodity Pool Operators and Commodity Trading Advisors.

Our mutual funds, privately offered funds and separate accounts that trade CFTC-regulated instruments are also regulated by the CFTC. In the event that Eaton Vance Management, Parametric or BMR fails to comply with applicable requirements, the CFTC may suspend or revoke its registration, prohibit it from trading or doing business with registered entities, impose civil penalties, require restitution and seek fines or imprisonment for criminal violations. In the event that clients on whose behalf we trade CFTC-regulated instruments fail to comply with requirements applicable to their trading, they would be subject to the foregoing remedies excluding suspension of license (provided they are not registered). In addition, to the extent any of the entities trade on a futures exchange or Swap Execution Facility, they would be subject to possible sanction for any violation of the facility’s rules.

EVTC is registered as a non-depository Maine Trust Company and is subject to regulation by the State of Maine Bureau of Financial Institutions (Bureau of Financial Institutions). EVTC is subject to certain capital requirements, as determined by the Examination Division of the Bureau of Financial Institutions. At periodic intervals, regulators from the Bureau of Financial Institutions examine the Company’s and EVTC’s financial condition as part of their legally prescribed oversight function. There were no violations by EVTC of these capital requirements in fiscal 2018 or prior years.

EVD is registered as a broker-dealer under the Exchange Act and is subject to regulation by the Financial Industry Regulatory Authority (FINRA), the SEC and other federal and state agencies. EVD is subject to the SEC’s net capital rule designed to enforce minimum standards regarding the general financial condition and liquidity of broker-dealers. Under certain circumstances, this rule may limit our ability to make withdrawals of capital and receive dividends from EVD. EVD’s regulatory net capital consistently exceeded minimum net capital requirements during fiscal 2018. The securities industry is one of the most highly regulated in the United States, and failure to comply with related laws and regulations can result in the revocation of broker-dealer licenses, the imposition of censures or fines, and the suspension or expulsion from the securities business of a firm, its officers or employees.

EVMI is regulated by the FCA as an authorized firm under a MiFID license to conduct regulated business. EVMI’s primary business purpose is to distribute investment strategies and services in Europe and other non-U.S. markets. Through its Frankfurt branch, EVMI also provides discretionary investment management services. Under the Financial Services and Markets Act 2000 (FSMA), EVMI is subject to certain liquidity and capital requirements. Such requirements may limit our ability to make withdrawals of capital from EVMI. In addition, failure to comply with such requirements could jeopardize EVMI’s approval to conduct business in the United Kingdom. There were no violations by EVMI of the liquidity and capital requirements in fiscal 2018 or prior years.

EVAI is regulated by the Central Bank of Ireland as a UCITS management company. EVAI’s primary business purpose is to provide management services to Eaton Vance International (Ireland) Funds Plc. EVAI is subject to certain liquidity and capital requirements, which may limit our ability to make withdrawals of capital from EVAI. There were no violations by EVAI of the liquidity and capital requirements in fiscal 2018 or prior years.

EVMIA is regulated by the MAS. EVMIA’s primary business purpose is to conduct investment management activities and distribute investment strategies. Under MAS, EVMIA is subject to certain liquidity and capital requirements, which may limit our ability to make withdrawals of capital from EVMIA. There were no violations by EVMIA of the liquidity and capital requirements in fiscal 2018 or prior years.

EVAIL is regulated by the FCA as a Full Scope Alternative Investment Fund Manager. EVAIL’s primary business is conducting discretionary investment management services. Under FSMA, EVAIL is subject to certain liquidity and capital requirements, which may limit our ability to make withdrawals of capital from EVAIL. Failure to comply with such requirements could jeopardize EVAIL’s approval to conduct business in the United Kingdom. There were no violations by EVAIL of the liquidity and capital requirements in fiscal 2018.

Our officers, directors and employees may from time to time own securities that are held by one or more of the funds and separate accounts we manage. Our internal policies with respect to individual investments by investment professionals and other employees with access to investment information require prior clearance of most types of transactions and reporting of all securities transactions, and restrict certain transactions to seek to avoid possible conflicts of interest. All employees are required to comply with all prospectus restrictions and limitations on purchases, sales or exchanges of shares of our mutual funds, and to pre-clear purchases and sales of shares of our closed-end funds.

Competition

The investment management business is a highly competitive global industry. We are subject to substantial competition in each of our principal investment classifications and distribution channels. There are few barriers to entry for new firms, and consolidation within the industry continues to alter the competitive landscape. According to the Investment Company Institute, there were approximately 850 fund sponsors at the end of calendar 2017 that competed in the U.S. mutual fund market. We compete with these firms, many of which have substantially greater resources, on the basis of investment performance, diversity of offered strategies, distribution capability, scope and quality of service, fees charged, reputation and the ability to develop new investment strategies and services to meet the changing needs of investors.

In recent years, investor demand for passive investment strategies, such as those employed by index mutual funds and index exchange-traded funds (ETFs), has outpaced the demand for higher-fee actively-managed investment strategies. Across many asset classes, actively-managed strategies as a whole are experiencing net outflows. While our Custom Beta lineup of rules-based separate managed accounts, Calvert index funds and other passive strategies are positioned to benefit from market demand for passive investment strategies, a large majority of our management fee revenue is derived from active strategies. The continuing shift in market demand toward index funds and other passive strategies reduces opportunities for active managers and may accelerate fee compression.

In the retail fund channel, we compete with other mutual fund management, distribution and service companies that distribute through affiliated and unaffiliated sales forces, broker-dealers and direct sales to the public. According to the Investment Company Institute, at the end of calendar 2017 there were over 9,700 registered open-end funds whose shares were being offered to the public in the United States. We rely primarily on intermediaries to distribute our funds, and pursue sales relationships with all types of intermediaries to broaden our distribution network. A failure to maintain strong relationships with intermediaries that distribute our funds could adversely affect our gross and net sales, assets under management, revenue and financial condition.

We are also subject to substantial competition from other investment management firms in the retail managed account channel. Sponsors of retail managed account programs limit the number of approved managers within their programs, and firms compete based on investment performance and other considerations to win and maintain positions in these programs.

In the high-net-worth and institutional separate account channels, we compete with other investment management firms based on the breadth of investment strategies and services offered, investment performance, strength of reputation, price and the scope and quality of client service.

Employees

On October 31, 2018, we and our controlled subsidiaries had 1,764 full-time and part-time employees. On October 31, 2017, the comparable number was 1,638.

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

Item 1A. Risk Factors

We are subject to substantial competition in all aspects of our investment management business. Our funds and separate accounts compete against a large number of investment strategies and services sold to the public by investment management companies, investment dealers, banks, insurance companies and others. Many institutions we compete against have greater financial resources than us, and there are few barriers to entry. We compete with these firms on the basis of investment performance, diversity of offerings, distribution capability, scope and quality of services, reputation and the ability to develop new investment strategies and services to meet the changing needs of investors. To the extent that current or potential customers decide to invest in strategies sponsored by our competitors, the sales of our sponsored strategies, as well as our market share, revenue and net income, could decline. Our actively managed investment strategies compete not only against other active strategies, but also against similarly positioned index strategies. The continuing shift in market demand toward index funds and other passive strategies reduces opportunities for active managers and may accelerate fee compression as active managers reduce their fees to compete with lower cost passive strategies. To the extent that trend continues, our business could be adversely affected.

The investment management industry is highly competitive and investment management customers are increasingly fee sensitive. In the event that competitors charge lower fees for substantially similar strategies and services, we may be forced to compete increasingly on the basis of price to attract and retain customers. Rules and regulations applicable to Registered Funds provide, in substance, that each investment advisory agreement between a fund and its investment adviser continues in effect from year to year only if its continuation is approved at least annually by the fund’s board of trustees. Periodic review of fund advisory agreements could result in a reduction in the Company’s advisory fee revenues from Registered Funds. Fee reductions on existing or future strategies and services could have an adverse impact on our revenue and net income.

The inability to access clients through intermediaries could have a material adverse effect on our business. Our ability to market investment strategies and services is highly dependent on access to the various distribution systems of national and regional securities dealer firms, which generally offer competing strategies and services that could limit the distribution of our offerings. There can be no assurance that we will be able to retain access to these intermediaries. The inability to have such access could have a material adverse effect on our business. To the extent that existing or potential customers, including securities broker-dealers, decide to invest in or broaden distribution relationships with our competitors, the sales of our strategies and services, as well as our market share, revenue and net income, could decline. Certain intermediaries with which we conduct business charge the Company fees to maintain access to their distribution networks. If we choose not to pay such fees, our ability to distribute our strategies and services through those intermediaries would be limited.

Our investment advisory agreements are subject to termination on short notice or non-renewal. We derive almost all of our revenue from management fees, distribution income and service fees received from managed funds and separate accounts. As a result, we are dependent upon management contracts, administrative contracts, distribution contracts, underwriting contracts and/or service contracts under which these fees are paid. Generally, these contracts are terminable upon 30 to 60 days’ notice without penalty. If material contracts are terminated, not renewed or amended to reduce fees, our financial results could be adversely affected.

Our assets under management, which affect revenue, are subject to significant fluctuations. Our major sources of revenue, including investment advisory, administrative, distribution and service fees, are generally calculated as percentages of assets under management. Fee rates for our investment strategies and services generally vary by investment mandate (e.g., equity, fixed income, floating-rate income, alternative, portfolio implementation or exposure management services) and investment vehicle (e.g., fund or separate account). An adverse change in asset mix by mandate or vehicle, independent of our level of assets under management, may result in a decrease in our overall average effective fee rate. Any decrease in the level of our assets under management generally would reduce our revenue and net income. Assets under management could decrease due to, among other things, a decline in securities prices, a decline in the sales of our investment offerings, an increase in open-end fund redemptions or client withdrawals, repurchases of, or other reductions in, closed-end fund shares outstanding, or reductions in leverage used by investment vehicles. Adverse market conditions and/or lack of investor confidence in the financial markets could lead to a decrease in investor risk tolerance. A decrease in investor risk tolerance could result in investors withdrawing from markets or decreasing their rate of investment, thereby reducing our overall assets under management and adversely affecting our revenue, earnings and growth prospects. Changes in investor risk tolerance could also result in investor allocation away from higher-fee strategies to lower-fee strategies, which could adversely affect our revenue and earnings. Our overall assets under management may not change in tandem with overall market conditions, as changes in our assets under management may lag improvements or declines in the overall market due to mix effects and investment performance.

Poor investment performance of the assets we manage could affect our sales or reduce the amount of assets under management, adversely affecting revenue and net income. The performance of the assets we manage is critical to our success. Poor investment performance on an absolute basis or as compared to third-party benchmarks or competitors could lead to a decrease in sales and stimulate higher redemptions, thereby lowering the amount of assets under management and reducing the investment advisory fees we earn. A decline in investment performance of any investment franchise could have a material adverse effect on the level of assets under management, revenue and net income of that franchise. Past or present performance in the investment strategies we manage is not indicative of future performance.

Our clients can withdraw the assets we manage on short notice, making our future client and revenue base unpredictable. Our open-end fund clients generally may redeem their investments in these funds each business day without prior notice. While not subject to daily redemption, closed-end funds that we manage may shrink in size due to repurchases of shares in open-market transactions or pursuant to tender offers, or in connection with distributions in excess of realized returns. Institutional and individual separate account clients can terminate their relationships with us generally at any time. In a declining stock market, the pace of open-end fund redemptions could accelerate. Poor performance of the assets we manage relative to other asset management firms could result in lower purchases and increased redemptions of open-end fund shares, and the loss of institutional and individual separate accounts. The decrease in revenue that could result from any of these events could have a material adverse effect on our business.

We could be adversely affected by counterparty or client defaults. As we have seen in periods of significant market volatility, the deteriorating financial condition of one financial institution may materially and adversely affect the performance of others. We, and the funds and accounts we manage, have exposure to many different counterparties, and routinely execute transactions with counterparties across the financial industry. We, and the funds and accounts we manage, may be exposed to credit, operational or other risk in the event of a default by a counterparty or client, or in the event of other unrelated systemic market failures.

Our success depends on key personnel and our financial performance could be negatively affected by the loss of their services. Our success depends upon our ability to attract, retain and motivate qualified portfolio managers, analysts, investment counselors, sales and management personnel, and other key professionals, including our executive officers. Our key employees generally do not have employment contracts and may voluntarily terminate their employment at any time. Certain senior executives and the non-employee members of our Board of Directors are subject to our mandatory retirement policy at age 65 and age 74, respectively. The loss of the services of key personnel or our failure to attract replacement or additional qualified personnel could negatively affect our financial performance. An increase in compensation to attract or retain personnel could result in a decrease in net income.

Our expenses are subject to fluctuations that could materially affect our operating results. Our results of operations are dependent on our level of expenses, which can vary significantly from period to period. Our expenses may fluctuate as a result of, among other things, variations in the level of compensation, expenses incurred to support distribution of our investment strategies and services, expenses incurred to develop new strategies and services, expenses incurred to enhance our technology, compliance and other infrastructure, impairments of intangible assets or goodwill, and the impact of inflation. Increases in our level of expenses, or our inability to reduce our level of expenses when necessary, could materially affect our operating results.

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

We could be adversely affected by changes in tax laws. Changes in U.S. tax policy may affect us to a greater degree than many of our competitors because we manage significant assets in funds and separate accounts with an after-tax return objective. The Tax Cuts and Jobs Act enacted into U.S. law in December 2017 (2017 Tax Act) included a permanent reduction in the corporate income tax rate. This change in future tax rates caused the carrying value of our deferred tax assets to be lowered. Issuance of additional technical guidance related to the 2017 Tax Act may also pose future risk to our assets under management.

Exposure to additional tax liabilities could have a material impact on our financial condition, results of operations and/or liquidity. Tax authorities may disagree with certain positions we take and assess additional taxes. We regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provision. However, there can be no assurance that we will accurately predict the outcomes of these audits, and the actual outcomes of these audits could have a material impact on our financial statements. We are subject to ongoing tax audits in various jurisdictions, including several states. Changes in tax laws or tax rulings could materially affect our effective tax rate.

Our reputation could be damaged. We have built a reputation of high integrity, prudent investment management and superior client service. Our reputation is extremely important to our success. Any damage to our reputation could result in client withdrawals from funds or separate accounts that are advised by us and ultimately impede our ability to attract and retain key personnel. The loss of either client relationships or key personnel due to damage to our reputation could reduce the amount of assets under management and cause us to suffer a loss in revenue and a reduction in net income. Increasingly, we must manage actual and potential conflicts of interest, including situations where our services to a particular client conflict, or are perceived to conflict, with the interests of another client or our affiliates. Failure to adequately address or disclose potential conflicts of interest could adversely affect our reputation, results of operations and business prospects.

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

Support provided to developing new strategies and services may reduce fee income, increase expenses and expose us to potential loss on invested capital. We may support the development of new investment offerings by waiving all or a portion of the fees we receive, by subsidizing expenses or by making seed capital investments. Seed investments utilize Company capital that would otherwise be available for general corporate purposes and expose us to capital losses to the extent that realized investment losses are not offset by hedging gains. The risk of loss may be greater for seed capital investments that are not hedged, or if an intended hedge does not perform as expected. Failure to have or devote sufficient capital to support new investment offerings could have an adverse impact on our future growth.

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

We could be subject to losses and reputational harm if we, or our agents, fail to properly safeguard sensitive and confidential information or as a result of cyber attacks. We are dependent on the effectiveness of our information and cyber security policies, procedures and capabilities to protect our computer and telecommunications systems and the data that resides in, or is transmitted through, such systems. As part of our normal operations, we maintain and transmit confidential information about our clients and employees as well as proprietary information relating to our business operations. We maintain a system of internal controls designed to provide reasonable assurance that fraudulent activity, including misappropriation of assets, fraudulent financial reporting and unauthorized access to sensitive or confidential data, is either prevented or detected on a timely basis. Nevertheless, all technology systems remain vulnerable to unauthorized access and may be corrupted by cyber attacks, computer viruses or other malicious software code, the nature of which threats are constantly evolving and becoming increasingly sophisticated. In addition, authorized persons could inadvertently or intentionally release confidential or proprietary information. Although we take precautions to password protect and encrypt our mobile electronic hardware, if such hardware is stolen, misplaced or left unattended, it may become vulnerable to hacking or other unauthorized use, creating a possible security risk and resulting in potentially costly actions by us. Breach or other failure of our technology systems, including those of third parties with which we do business, or failure to timely and effectively identify and respond to any such breach or failure, could result in the loss of valuable information, liability for stolen assets or information, remediation costs to repair damage caused by the incident, additional security costs to mitigate against future incidents and litigation costs resulting from the incident. Moreover, loss of confidential customer identification information could harm our reputation, result in the termination of contracts by our existing customers and subject us to liability under state, federal and international laws that protect confidential personal data, resulting in increased costs, loss of revenues and substantial penalties. Effective in May 2018, the E.U. significantly increased the potential penalties for noncompliance with requirements for the handling and maintenance of personal and sensitive data concerning customers and employees. Our failure to comply with these requirements could result in penalties of up to four percent of our global revenues, regulatory action and reputational risk. Recent well-publicized security breaches at other companies have led to enhanced government and regulatory scrutiny of the measures taken by companies to protect against cyber attacks, and may in the future result in heightened cyber security requirements, including additional regulatory expectations for oversight of vendors and service providers.

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

Failure to maintain adequate business continuity plans could have a material adverse impact on us and the investment strategies and services we offer. Significant portions of our business operations and those of our critical third-party service providers are concentrated in a few geographic areas, including Boston, Massachusetts and Seattle, Washington. Critical operations that are geographically concentrated in Boston and/or Seattle include trading operations, information technology, fund administration, and custody and portfolio accounting services for the Company’s investment offerings. Should we, or any of our critical service providers, experience a significant local or regional disaster or other business continuity problem, our continued success will depend in part on the safety and availability of our personnel, our office facilities and the proper functioning of our computer, telecommunication and other related systems and operations. The failure by us, or any of our critical service providers, to maintain updated adequate business continuity plans, including backup facilities, could impede our ability to operate in the event of a disruption, which could cause our earnings to decline. We have developed various backup systems and contingency plans but cannot be assured that they will be adequate in all circumstances that could arise or that material disruptions will not occur. In addition, we rely to varying degrees on outside vendors for disaster contingency support, and we cannot be assured that these vendors will be able to perform in an adequate and timely manner. If we, or any of our critical service providers, are unable to respond adequately to such an event in a timely manner, we may be unable to continue our business operations, which could lead to a damaged reputation and loss of customers that results in a decrease in assets under management, lower revenues and reduced net income.

We pursue growth in the United States and abroad in part through acquisitions, which exposes us to risks inherent in assimilating new operations, expanding into new jurisdictions and executing on new development opportunities.  Our growth strategy is based in part on the selective development or acquisition of asset management or related businesses that we believe will add value to our business and generate positive net returns.  This strategy may not be effective, and failure to successfully develop and implement such a strategy may decrease earnings and harm the Company’s competitive position. We cannot guarantee that we will identify and consummate any such transactions on acceptable terms or have sufficient resources to accomplish such a strategy. In addition, any strategic transaction can involve a number of risks, including additional demands on our staff; unanticipated problems regarding integration of operating facilities, technologies and new employees; and the existence of liabilities or contingencies not disclosed to or otherwise known by us prior to closing a transaction.  As a result, the Company may not be able to realize net benefits from such transactions.  In addition, we may be required to spend additional time or money on integration that would otherwise be spent on the development of our business.

Expansion into international markets and the introduction of new investment strategies and services increases our operational, regulatory and other risks. We continue to increase the scope of our investment offerings and the scale of our international business activities. As a result, we face increased operational, regulatory, compliance and reputational risks. The failure of our compliance and internal control systems to properly mitigate such additional risks, or of our operating infrastructure to support such expansion, could result in operational failures and regulatory fines or sanctions. Our operations in the U.K., the E.U., Australia, Singapore and other jurisdictions are subject to significant compliance, disclosure and other obligations. We incur additional costs to satisfy the requirements of the E.U. Directive on UCITS and other E.U. directives (together, the E.U. Directives). Compliance requirements relating to the E.U. Directives may also limit our operating flexibility and affect our ability to expand in European markets. Activity in international markets also exposes us to fluctuations in currency exchange rates, which may adversely affect the U.S. dollar value of revenues, expenses and assets associated with our business activities outside the United States. Actual and anticipated changes in current exchange rates may also adversely affect international demand for our investment strategies and services, most of which represent investments primarily in U.S. dollar-based assets. Because certain of our costs to support international business activities are based in local currencies, the profitability of such activities in U.S. dollar terms may be adversely affected by a weakening of the U.S. dollar versus other currencies in which we derive significant revenues.

The impact of the U.K.’s exit from the E.U. (Brexit) on the Company’s business operations in the U.K. and Europe is unknown, and will vary depending on the final terms of the impending separation agreement. Ongoing changes in the E.U.’s regulatory framework applicable to the Company’s operations, including Brexit as well as any other changes in the composition of the E.U.’s member states, may add complexity to the Company’s global operations, impede expansion and/or impose additional risks.

Legal and regulatory developments affecting the investment industry could increase our regulatory costs and/or reduce our revenues. Our business is subject to complex and extensive regulation by various regulatory authorities in jurisdictions around the world. This regulatory environment may be altered without notice by new laws or regulations, revisions to existing regulations or new interpretations or guidance. Global financial regulatory reform initiatives may result in more stringent regulation, and changes in laws or regulations and their application to us could have a material adverse impact on our business, our profitability and mode of operations. In recent years, regulators in both the United States and abroad have increased oversight of the financial sector of the economy. Some of the newly adopted and proposed regulations are focused directly on the investment management industry, while others are more broadly focused, but affect our industry. It is uncertain how regulatory trends will be affected by current and future political developments.

Under a final rule and interpretive guidance issued by FSOC, certain non-bank financial institutions have been designated for the Federal Reserve’s supervision as SIFIs. Additional non-bank financial companies, which may include large asset management companies such as us, may be designated as SIFIs in the future. If we are designated a SIFI, we would be subject to enhanced prudential measures, which could include capital and liquidity requirements, leverage limits, enhanced public disclosures and risk management requirements, annual stress testing by the Federal Reserve, credit exposure and concentration limits, supervisory and other requirements. These heightened regulatory obligations could, individually or in the aggregate, adversely affect our business and operations.

Eaton Vance Management, Parametric and BMR are registered with the CFTC and the NFA as Commodity Pool Operators and Commodity Trading Advisors; other subsidiaries of the Company claim exemptions from registration. The CFTC generally allows operators of registered mutual funds that are subject to registration as Commodity Pool Operators to comply with SEC disclosure, reporting and recordkeeping rules as the means of complying with CFTC’s similar requirements. These CFTC rules do not, however, relieve registered Commodity Pool Operators from compliance with applicable anti-fraud provisions or certain performance reporting and recordkeeping requirements. The Company may incur ongoing costs associated with monitoring compliance with these requirements, including, but not limited to, CFTC and NFA registration and exemption obligations and the periodic reporting requirements of Commodity Pool Operators and Commodity Trading Advisors.

The regulation of derivatives markets has undergone substantial change in recent years and such change may continue. In particular, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act), and regulations promulgated thereunder require many derivatives to be cleared and traded on an exchange, expand entity registration requirements, impose business conduct requirements on counterparties, and impose other regulatory requirements that will continue to change derivative markets as regulations are implemented. Additional regulation of the derivatives markets may make the use of derivatives more costly, may limit the availability or reduce the liquidity of derivatives, and may impose limits or restrictions on the counterparties to derivative transactions.

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

In 2016, the U.S. Department of Labor (DOL) began introducing changes to definitions and rules relating to fiduciaries serving holders of qualified retirement accounts. After several delays and challenges, the U.S. Court of Appeals for the Fifth Circuit vacated the DOL’s conflict-of-interest rule, but the DOL has announced a conditional enforcement policy pending issuance of further guidance and is likely to re-propose changes to the definitions and rules relating to fiduciaries that will materially affect how advice can be provided to retirement account holders in 401(k) plans, individual retirement accounts and other qualified retirement programs. We may need to modify our interactions or limit distribution to retirement plans, which could negatively affect our results of operations.

Our revenues and expenses may also be adversely affected by the new rule adopted in 2016 by the SEC to address liquidity risk management by registered open-end funds and the new rule proposed in 2015 to address use of derivatives by registered open-end and closed-end funds. These rules could limit investment opportunities for certain funds we manage and increase our management and administration costs. Additionally, in April 2018, the SEC proposed a package of rulemakings and interpretations designed to enhance the standard of care for broker-dealers and reiterate the SEC’s standards for investment advisers. The SEC’s promulgation or enactment of an enhanced standard of care could also increase our costs of doing business.

In Europe, the revised Markets in Financial Instruments Directive (MiFID II Directive) and the Markets in Financial Instruments Regulation (MiFIR) (collectively, MiFID II) took effect in January 2018. Implementation of MiFID II significantly affects the structure and operation of the E.U. financial markets and our European operations. Some of the main changes introduced by MiFID II include: (i) enhancing business conduct and governance requirements; (ii) broadening the scope of pre- and post-trade transparency; (iii) enhancing disclosure requirements; (iv) increasing transaction reporting requirements; (v) revising the relationship between client commissions and investment research services; and (vi) further regulating trading revenue.

All of these new and developing laws and regulations will likely result in greater compliance and administrative burdens on us, increasing our expenses.

Our business is subject to risk from regulatory investigation, potential securities laws, liability and litigation. We are subject to federal securities laws, state laws regarding securities fraud, other federal and state laws and rules, and regulations of certain regulatory, self-regulatory and other organizations, including, among others, the SEC, FINRA, the CFTC, the NFA and the New York Stock Exchange. We are also subject to substantial legal and regulatory requirements in the U.K., E.U., Singapore, Japan and other jurisdictions in which we operate outside the U.S. While we have focused significant attention and resources on the development and implementation of compliance policies, procedures and practices, non-compliance with applicable laws, rules or regulations, either in the U.S. or abroad, or our inability to adapt to a complex and ever-changing regulatory environment could result in sanctions against us, which could adversely affect our reputation, business, revenue and earnings. From time to time, various claims or potential claims against us arise, including employment-related claims. We carry insurance in amounts and under terms that we believe are appropriate. We cannot guarantee that our insurance will cover most liabilities and losses to which we may be exposed, or that our insurance policies will continue to be available at acceptable terms and fees. Certain insurance coverage may not be available or may be prohibitively expensive in future periods. As our insurance policies come up for renewal, we may need to assume higher deductibles or pay higher premiums, which would increase our expenses and reduce our net income.

Our Non-Voting Common Stock lacks voting rights. Our Non-Voting Common Stock has no voting rights under any circumstances. All voting power resides with our Voting Common Stock, all shares of which are held by officers of the Company and our subsidiaries and deposited in a voting trust (the Voting Trust) in exchange for “Voting Trust Receipts,” which entitle the holder to receive the equivalent of all cash dividends that may be paid to the Voting Trustees with respect to the deposited shares represented thereby. As of October 31, 2018, there were 22 holders of Voting Trust Receipts representing Voting Common Stock, each holder of which is a “Voting Trustee” of the Voting Trust. Holders of Non-Voting Common Stock should understand that such ownership interests have no ability to vote in the election of the Company’s Board of Directors and no right to direct the Company’s management and strategy.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We conduct our principal operations through leased offices located in Boston, Massachusetts; Atlanta, Georgia; Minneapolis, Minnesota; New York, New York; Seattle, Washington; Washington, District of Columbia; Westport, Connecticut; London, England; Singapore; Sydney, Australia; Tokyo, Japan; and Frankfurt, Germany. For more information, please see Note 20 of our Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Non-Voting Common Stock, Dividend History and Policy

Our Voting Common Stock, $0.00390625 par value, is not publicly traded, and was held as of October 31, 2018 by 22 Voting Trustees pursuant to the Voting Trust described in Item 12 hereof, which is incorporated herein by reference. Dividends on our Voting Common Stock are paid quarterly and are equal to the dividends paid on our Non-Voting Common Stock (see below).

Our Non-Voting Common Stock, $0.00390625 par value, is listed on the New York Stock Exchange under the symbol EV. The approximate number of registered holders of record of our Non-Voting Common Stock at October 31, 2018 was 747.

On October 11, 2018, the Company declared a quarterly dividend of $0.35 per share on its common stock. The new quarterly rate represents an increase of 12.9 percent over the $0.31 per share declared in each of the Company’s last four fiscal quarters. We currently expect to declare and pay quarterly dividends on our Voting and Non-Voting Common Stock that are comparable to those declared in the fourth quarter of fiscal 2018.

Performance Graph

The following graph compares the cumulative total stockholder return on our Non-Voting Common Stock for the period from November 1, 2013 through October 31, 2018 to that of the cumulative total return of the Standard & Poor’s 500 Stock Index (S&P 500 Index), the Morningstar Financial Services Sector Index and the SNL U.S. Asset Manager Index over the same period. The comparison assumes $100 was invested on October 31, 2013 in our Non-Voting Common Stock and the compared indices at the closing price on that day, and the reinvestment of all dividends paid over the period.

In fiscal 2018, we elected to replace the Morningstar Financial Services Sector Index with the SNL U.S. Asset Manager Index. Both indexes are shown below for comparative purposes. The SNL U.S. Asset Manager Index is a composite of 41 publically traded asset management companies therefore providing an industry specific performance benchmark. In contrast, the Morningstar Financial Services Sector Index tracks the performance of companies that include banks, finance companies, money management firms, savings and loans, securities brokers and insurance companies.

Comparison of Five-Year Cumulative Total Shareholder Return

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The table below sets forth information regarding purchases by the Company of our Non-Voting Common Stock on a monthly basis during the fourth quarter of fiscal 2018:

			(c)	(d)
	(a)		Total Number of	Maximum Number
	Total	(b)	Shares Purchased	of Shares That May
	Number of	Average	as Part of Publicly	Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	Per Share	or Programs(1)	or Programs
August 1, 2018 through August 31, 2018	-	$-	-	2,633,715
September 1, 2018 through September 30, 2018	300,000	$52.98	300,000	2,333,715
October 1, 2018 through October 31, 2018	1,845,225	$45.90	1,845,225	7,347,775
Total	2,145,225	$46.89	2,145,225	7,347,775

(1)	We announced a share repurchase program on January 11, 2017, which authorized the repurchase of up to 8,000,000 shares of our Non-Voting Common Stock in the open market and in private transactions in accordance with applicable securities laws. This repurchase plan was terminated on October 24, 2018. A total of 6,859,285 shares were repurchased under the plan prior to termination.

We announced a share repurchase program on October 24, 2018, which authorized the repurchase of up to 8,000,000 shares of our Non-Voting Common Stock in the open market and in private transactions in accordance with applicable securities laws. This repurchase program is not subject to an expiration date.

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

Financial Highlights

	For the Years Ended October 31,
(in thousands, except per share data)	2018	2017	2016	2015	2014

Income Statement Data:
Total revenue	$1,702,249	$1,529,010	$1,342,860	$1,403,563	$1,450,294
Operating Income(1)	555,202	482,758	414,268	400,447	519,857
Net income(1)	397,905	306,373	264,757	238,191	321,164
Net income attributable to non-controlling and other beneficial interests(2)	15,967	24,242	23,450	7,892	16,848
Net income attributable to Eaton Vance Corp. shareholders(1)	381,938	282,131	241,307	230,299	304,316
Adjusted net income attributable to Eaton Vance Corp. shareholders(3)	394,138	288,187	242,908	274,990	309,627

Balance Sheet Data:
Total assets(4)(5)	$3,599,328	$2,330,901	$1,730,382	$2,113,737	$1,856,814
Debt(5)(6)	619,678	618,843	571,773	571,077	570,382
Redeemable non-controlling interests (temporary equity)	335,097	250,823	109,028	88,913	107,466
Total Eaton Vance Corp. shareholders' equity	1,107,431	1,011,396	703,789	620,231	655,176
Non-redeemable non-controlling interests	1,000	864	786	1,725	2,305
Total permanent equity	1,108,431	1,012,260	704,575	621,956	657,481

Per Share Data:
Earnings per share:
Basic	$3.33	$2.54	$2.20	$2.00	$2.55
Diluted	3.11	2.42	2.12	1.92	2.44
Adjusted diluted(3)	3.21	2.48	2.13	2.29	2.48
Cash dividends declared	1.280	1.150	1.075	1.015	0.910

(1)	Operating income, net income and net income attributable to Eaton Vance Corp. shareholders reflect a one-time payment of $73.0 million to terminate service and additional compensation arrangements in place with a major distribution partner for certain Eaton Vance closed-end funds in fiscal 2015.

(2)	Net income attributable to non-controlling and other beneficial interests reflects an increase (decrease) of $0.5 million, $0.2 million, $(0.2) million and $5.3 million in the estimated redemption value of non-controlling interests in our affiliates redeemable at other than fair value in fiscal 2017, 2016, 2015 and 2014, respectively. There were no holders of non-controlling interests in our affiliates redeemable at other than fair value in fiscal 2018. Net income attributable to non-controlling and other beneficial interests also includes net income (loss) of $9.8 million, $(5.8) million and $(4.1) million, respectively, in fiscal 2016, 2015, and 2014 attributable to other beneficial interest holders of consolidated CLO entities. The net income (loss) of consolidated CLO entities in fiscal 2018 and 2017 was entirely attributable to the Company.

(3)	Although the Company reports its financial results in accordance with U.S. generally accepted accounting principles (U.S. GAAP), management believes that certain non-U.S. GAAP financial measures, specifically, adjusted net income attributable to Eaton Vance Corp. shareholders and adjusted earnings per diluted share, while not a substitute for U.S. GAAP financial measures, may be effective indicators of the Company’s performance over time. Non-U.S. GAAP financial measures should not be construed to be superior to U.S. GAAP measures. In calculating these non-U.S. GAAP financial measures, net income attributable to Eaton Vance Corp. shareholders and earnings per diluted share are adjusted to exclude items management deems non-operating or non-recurring in nature, or otherwise outside the ordinary course of business. These adjustments may include, when applicable, the add back of changes in the estimated redemption value of non-controlling interests in our affiliates redeemable at other than fair value (non-controlling interest value adjustments), closed-end fund structuring fees, costs associated with special dividends, debt repayments and tax settlements, the tax impact of stock-based compensation shortfalls or windfalls, and non-recurring charges for the effect of the tax law changes. Management and our Board of Directors, as well as certain of our outside investors, consider these adjusted numbers a measure of the Company’s underlying operating performance. Management believes adjusted net income attributable to Eaton Vance Corp. shareholders and adjusted earnings per diluted share are important indicators of our operations because they exclude items that may not be indicative of, or are unrelated to, our core operating results, and may provide a useful baseline for analyzing trends in our underlying business. Our use of these adjusted numbers, including reconciliations of net income attributable to Eaton Vance Corp. shareholders to adjusted net income attributable to Eaton Vance Corp. shareholders and earnings per diluted share to adjusted earnings per diluted share, is discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Annual Report on Form 10-K.

(4)	Total assets on October 31, 2018, 2017, 2015 and 2014 include $1.1 billion, $31.3 million, $467.1 million and $156.5 million of assets held by consolidated CLO entities, respectively. The Company did not consolidate any CLO entities as of October 31, 2016.

(5)	In fiscal 2017, the Company adopted Accounting Standard Update 2015-03, which requires certain debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability. Total assets and debt were each reduced by $2.2 million, $2.7 million and $3.3 million as of October 31, 2016, 2015 and 2014, respectively, to reflect the reclassification of debt issuance costs from other assets to debt.

(6)	In fiscal 2017, the Company issued $300 million of 3.5 percent Senior Notes due April 2027 and used the net proceeds from the issuance in part to retire the remaining $250 million aggregate principal amount of its 6.5 percent Senior Notes due October 2017. The Company recognized a loss on extinguishment of debt totaling $5.4 million in conjunction with the retirement in fiscal 2017.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our principal business is managing investment funds and providing investment management and advisory services to high-net-worth individuals and institutions. Our core strategy is to develop and sustain management expertise across a range of investment disciplines and to offer leading investment strategies and services through multiple distribution channels. In executing our core strategy, we have developed broadly diversified investment management capabilities and a highly functional marketing, distribution and customer service organization. We measure our success as a Company based on investment performance delivered, client satisfaction, reputation in the marketplace, progress achieving strategic objectives, employee development and satisfaction, business and financial results, and shareholder value created.

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

Through Eaton Vance Management, Atlanta Capital, Calvert and our other affiliates, we manage active equity, income and alternative strategies across a range of investment styles and asset classes, including U.S. and global equities, floating-rate bank loans, municipal bonds, and global income, high-yield and investment grade bonds. Through Parametric, we manage a range of systematic investment strategies, including systematic equity, systematic alternatives and managed options strategies. Through Parametric, we also provide custom portfolio implementation and overlay services, including tax-managed and non-tax-managed Custom Core equity strategies, centralized portfolio management of multi-manager portfolios and exposure management services. We also oversee the management of, and distribute, investment funds sub-advised by unaffiliated third-party managers, including global, emerging market and regional equity and asset allocation strategies.

Our breadth of investment management capabilities supports a wide range of strategies and services offered to fund shareholders, retail managed account investors, institutional investors and high-net-worth clients. Our equity strategies encompass a diversity of investment objectives, risk profiles, income levels and geographic representation. Our income investment strategies cover a broad duration, geographic representation and credit quality range and encompass both taxable and municipal investments. We also offer a range of alternative investment strategies, including absolute return and commodity- and currency-based investments. Although we manage and distribute a wide range of investment strategies and services, we operate in one business segment, namely as an investment adviser to funds and separate accounts. As of October 31, 2018, we had $439.3 billion in consolidated assets under management.

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

Our revenue is derived primarily from management, distribution and service fees received from Eaton Vance-, Parametric- and Calvert-branded funds and management fees received from separate accounts. Our fees are based primarily on the value of the investment portfolios we manage and fluctuate with changes in the total value and mix of assets under management. As a matter of course, investors in our sponsored open-end funds and separate accounts have the ability to redeem their investments at any time, without prior notice, and there are no material restrictions that would prevent them from doing so. Our major expenses are employee compensation, distribution-related expenses, service fee expense, fund-related expenses, facilities expense and information technology expense.

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

Consolidated Assets under Management

Prevailing equity and income market conditions and investor sentiment affect the sales and redemptions of our investment offerings, managed asset levels, operating results and the recoverability of our investments. During fiscal 2018, the S&P 500 Index, a broad measure of U.S. equity market performance, had total returns of 5.1 percent and the MSCI Emerging Market Index, a broad measure of emerging market equity performance, had total returns of 15.3 percent. Over the same period, the Barclays U.S. Aggregate Bond Index, a broad measure of U.S. bond market performance, had total returns of -2.0 percent.

Consolidated assets under management of $439.3 billion on October 31, 2018 increased $17.0 billion, or 4 percent, from $422.3 billion of consolidated assets under management on October 31, 2017. The year-over-year increase in consolidated assets under management reflects net inflows of $17.3 billion and market price declines in managed assets of $0.4 billion. Consolidated net inflows of $17.3 billion in fiscal 2018 represent a 4 percent internal growth rate in managed assets (consolidated net inflows divided by beginning of period consolidated assets under management). For comparison, the Company had consolidated net inflows of $37.8 billion and $19.3 billion in fiscal 2017 and 2016, respectively, representing 11 percent and 6 percent internal growth in managed assets, respectively. Average consolidated assets under management increased $60.0 billion, or 16 percent, to $442.4 billion for the fiscal year ended October 31, 2018 from $382.4 billion for the fiscal year ended October 31, 2017. For the fiscal year ended October 31, 2016, average consolidated assets under management were $320.9 billion.

The following tables summarize our consolidated assets under management by investment mandate, investment vehicle and investment affiliate as of October 31, 2018, 2017 and 2016. Within the investment mandate table, the “Portfolio implementation” category consists of Parametric Custom Core equity strategies and centralized portfolio management services, and the “Exposure management” category consists of Parametric’s futures- and options-based portfolio overlay services.

Consolidated Assets under Management by Investment Mandate (1)

	October 31,						2018	2017
		% of		% of		% of	vs.	vs.
(in millions)	2018	Total	2017	Total	2016	Total	2017	2016
Equity(2)	$115,772	26%	$113,472	27%	$89,981	27%	2%	26%
Fixed income(3)	77,844	18%	70,797	17%	60,607	18%	10%	17%
Floating-rate income	44,837	10%	38,819	9%	32,107	10%	16%	21%
Alternative	12,139	3%	12,637	3%	10,687	3%	-4%	18%
Portfolio implementation	110,840	25%	99,615	23%	71,426	21%	11%	39%
Exposure management	77,871	18%	86,976	21%	71,572	21%	-10%	22%
Total	$439,303	100%	$422,316	100%	$336,380	100%	4%	26%

(1)	Consolidated Eaton Vance Corp. See table on page 41 for directly managed assets and flows of 49 percent-owned Hexavest, which are not included in the table above.
(2)	Includes balanced and other multi-asset mandates.
(3)	Includes cash management mandates.

Equity assets under management included $40.7 billion, $38.1 billion and $31.4 billion of assets managed for after-tax returns on October 31, 2018, 2017 and 2016, respectively. Portfolio implementation assets under management included $79.7 billion, $70.2 billion and $48.5 billion of assets managed for after-tax returns on October 31, 2018, 2017 and 2016, respectively. Fixed income assets included $44.3 billion, $40.6 billion and $36.1 billion of municipal income assets on October 31, 2018, 2017 and 2016, respectively.

Consolidated Assets under Management by Investment Vehicle(1)

	October 31,						2018	2017
		% of		% of		% of	vs.	vs.
(in millions)	2018	Total	2017	Total	2016	Total	2017	2016
Open-end funds(2)	$102,426	24%	$97,601	23%	$74,721	22%	5%	31%
Closed-end funds	23,998	5%	24,816	6%	23,571	7%	-3%	5%
Private funds(3)	38,544	9%	34,436	8%	27,430	8%	12%	26%
Institutional separate accounts	153,996	35%	159,986	38%	136,451	41%	-4%	17%
High-net-worth separate accounts	44,690	10%	39,715	9%	25,806	8%	13%	54%
Retail managed accounts	75,649	17%	65,762	16%	48,401	14%	15%	36%
Total	$439,303	100%	$422,316	100%	$336,380	100%	4%	26%

(1)	Consolidated Eaton Vance Corp. See table on page 41 for directly managed assets and flows of 49 percent-owned Hexavest, which are not included in the table above.
(2)	Includes assets in NextShares funds.
(3)	Includes privately offered equity, fixed income and floating-rate income funds and CLO entities.

The following table summarizes our assets under management by investment affiliate as of October 31, 2018, 2017 and 2016:

Consolidated Assets under Management by Investment Affiliate(1)

				2018	2017
	October 31,			vs.	vs.
(in millions)	2018	2017	2016	2017	2016
Eaton Vance Management(2)	$179,321	$164,257	$143,918	9%	14%
Parametric	224,238	224,941	173,981	0%	29%
Atlanta Capital(3)	23,355	22,379	18,481	4%	21%
Calvert Research and Management(3)(4)	12,389	10,739	-	15%	NM (5)
Total	$439,303	$422,316	$336,380	4%	26%

(1)	Consolidated Eaton Vance Corp. See table on page 41 for directly managed assets and flows of 49 percent-owned Hexavest, which are not included in the table above.
(2)	Includes managed assets of Eaton Vance-sponsored funds and separate accounts managed by Hexavest and unaffiliated third-party advisers under Eaton Vance supervision.
(3)	Consistent with the Company's policies for reporting the managed assets and flows of investment portfolios for which multiple Eaton Vance affiliates have management responsibilities, the managed assets of Atlanta Capital indicated above include the assets of Calvert Equity Fund, for which Atlanta Capital serves as sub-adviser. The total managed assets of Calvert Research and Management, including assets sub-advised by other Eaton Vance affiliates, were $14.7 billion and $12.9 billion as of October 31, 2018 and 2017, respectively.
(4)	Includes managed assets of Calvert-sponsored funds and separate accounts managed by unaffiliated third-party advisers under Calvert supervision.
(5)	Not meaningful (NM).

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

Consolidated Average Assets under Management by Investment Mandate(1)

				2018	2017
	Years Ended October 31,			vs.	vs.
(in millions)	2018	2017	2016	2017	2016
Equity(2)	$119,147	$103,660	$88,711	15%	17%
Fixed income(3)	74,399	66,405	56,339	12%	18%
Floating-rate income	41,677	36,107	32,759	15%	10%
Alternative	13,129	11,419	10,105	15%	13%
Portfolio implementation	109,228	86,257	65,766	27%	31%
Exposure management	84,808	78,544	67,180	8%	17%
Total	$442,388	$382,392	$320,860	16%	19%

(1)	Consolidated Eaton Vance Corp. See table on page 41 for directly managed assets and flows of 49 percent-owned Hexavest, which are not included in the table above.
(2)	Includes balanced and other multi-asset mandates.
(3)	Includes cash management mandates.

Consolidated Average Assets under Management by Investment Vehicle(1)

				2018	2017
	Years Ended October 31,			vs.	vs.
(in millions)	2018	2017	2016	2017	2016
Open-end funds(2)	$102,061	$90,332	$72,910	13%	24%
Closed-end funds	24,805	24,148	23,736	3%	2%
Private funds(3)	37,361	30,669	26,832	22%	14%
Institutional separate accounts	162,374	146,835	128,033	11%	15%
High-net-worth separate accounts	43,336	33,190	24,873	31%	33%
Retail managed accounts	72,451	57,218	44,476	27%	29%
Total	$442,388	$382,392	$320,860	16%	19%

(1)	Consolidated Eaton Vance Corp. See table on page 41 for directly managed assets and flows of 49 percent-owned Hexavest, which are not included in the table above.
(2)	Includes assets in NextShares funds.
(3)	Includes privately offered equity, fixed income and floating-rate income funds and CLO entities.

Consolidated Net Flows

Consolidated net inflows of $17.3 billion during fiscal 2018 represent 4 percent annualized internal growth in managed assets (consolidated net inflows divided by beginning of period consolidated assets under management). For comparison, the Company had consolidated net inflows of $37.8 billion and $19.3 billion in fiscal 2017 and 2016, respectively, representing annualized internal growth in managed assets of 11 percent and 6 percent in fiscal 2017 and 2016, respectively. Excluding exposure management mandates, which have lower fees and more variable flows than the rest of our business, the Company’s annualized internal growth rate in managed assets was 8 percent, 10 percent and 5 percent in fiscal 2018, 2017, and 2016, respectively. The Company’s annualized internal management fee revenue growth rate (management fees attributable to consolidated inflows less management fees attributable to consolidated outflows, divided by beginning of period consolidated management fee revenue) was 5 percent, 7 percent and 1 percent in fiscal 2018, 2017 and 2016, respectively, as the management fee revenue contribution from new sales and other inflows during each of these years exceeded the management fee revenue lost from redemptions.

The following tables summarize our consolidated assets under management and asset flows by investment mandate and investment vehicle for the fiscal years ended October 31, 2018, 2017 and 2016:

Consolidated Assets under Management and Net Flows by Investment Mandate(1)

				2018	2017
	Years Ended October 31,			vs.	vs.
(in millions)	2018	2017	2016	2017	2016
Equity assets - beginning of period(2)	$113,472	$89,981	$89,890	26%	0%
Sales and other inflows	21,840	21,111	15,321	3%	38%
Redemptions/outflows	(20,813)	(19,828)	(15,668)	5%	27%
Net flows	1,027	1,283	(347)	-20%	NM
Assets acquired(3)	-	5,704	-	-100%	NM
Exchanges	37	62	(32)	-40%	NM
Market value change	1,236	16,442	470	-92%	NM
Equity assets - end of period	$115,772	$113,472	$89,981	2%	26%
Fixed income assets - beginning of period(4)	70,797	60,607	52,465	17%	16%
Sales and other inflows (5)	26,259	22,097	20,451	19%	8%
Redemptions/outflows	(16,715)	(16,137)	(13,033)	4%	24%
Net flows	9,544	5,960	7,418	60%	-20%
Assets acquired(3)	-	4,170	-	-100%	NM
Exchanges	-	(139)	23	-100%	NM
Market value change	(2,497)	199	701	NM	-72%
Fixed income assets - end of period	$77,844	$70,797	$60,607	10%	17%
Floating-rate income assets - beginning of period	38,819	32,107	35,534	21%	-10%
Sales and other inflows	14,301	15,222	7,232	-6%	110%
Redemptions/outflows	(8,401)	(8,889)	(11,078)	-5%	-20%
Net flows	5,900	6,333	(3,846)	-7%	NM
Exchanges	86	136	(16)	-37%	NM
Market value change	32	243	435	-87%	-44%
Floating-rate income assets - end of period	$44,837	$38,819	$32,107	16%	21%
Alternative assets - beginning of period	12,637	10,687	10,289	18%	4%
Sales and other inflows	5,679	5,930	4,183	-4%	42%
Redemptions/outflows	(4,947)	(4,067)	(3,590)	22%	13%
Net flows	732	1,863	593	-61%	214%
Exchanges	(103)	(4)	(2)	NM	100%
Market value change	(1,127)	91	(193)	NM	NM
Alternative assets - end of period	$12,139	$12,637	$10,687	-4%	18%
Portfolio implementation assets - beginning of period	99,615	71,426	59,487	39%	20%
Sales and other inflows	22,562	23,359	19,882	-3%	17%
Redemptions/outflows	(14,141)	(12,438)	(10,455)	14%	19%
Net flows	8,421	10,921	9,427	-23%	16%
Exchanges	(22)	5	(3)	NM	NM
Market value change	2,826	17,263	2,515	-84%	586%
Portfolio implementation assets - end of period	$110,840	$99,615	$71,426	11%	39%
Exposure management assets - end of period	86,976	71,572	63,689	22%	12%
Sales and other inflows	65,812	80,532	57,988	-18%	39%
Redemptions/outflows	(74,095)	(69,058)	(51,929)	7%	33%
Net flows	(8,283)	11,474	6,059	NM	89%
Market value change	(822)	3,930	1,824	NM	115%
Exposure management assets - end of period	$77,871	$86,976	$71,572	-10%	22%
Total assets under management - beginning of period	422,316	336,380	311,354	26%	8%
Sales and other inflows(5)	156,453	168,251	125,057	-7%	35%
Redemptions/outflows	(139,112)	(130,417)	(105,753)	7%	23%
Net flows	17,341	37,834	19,304	-54%	96%
Assets acquired(3)	-	9,874	-	-100%	NM
Exchanges	(2)	60	(30)	NM	NM
Market value change	(352)	38,168	5,752	NM	564%
Total assets under management - end of period	$439,303	$422,316	$336,380	4%	26%

(1)	Consolidated Eaton Vance Corp. See table on page 41 for directly managed assets and flows of 49 percent-owned Hexavest, which are not included in the table above.
(2)	Whenever presented, Equity assets include balanced and other multi-asset mandates.
(3)	Represents managed assets gained in the acquisition of the business assets of Calvert Investment Management, Inc. (Calvert Investments) on December 30, 2016. Equity assets acquired and total assets acquired exclude $2.1 billion of managed assets of Calvert Equity Fund, which is sub-advised by Atlanta Capital and whose managed assets were included in the Company's consolidated assets under management prior to the Calvert Investments acquisition.
(4)	Whenever presented, Fixed Income assets include cash management mandates.
(5)	Includes $0.8 billion of managed assets gained in assuming the fixed income business assets of the former Oechsle International Advisors, LLC on January 31, 2018.

Consolidated Assets under Management and Net Flows by Investment Vehicle(1)

				2018	2017
	Years Ended October 31,			vs.	vs.
(in millions)	2018	2017	2016	2017	2016
Fund assets - beginning of period(2)	$156,853	$125,722	$125,934	25%	0%
Sales and other inflows	44,470	40,967	29,890	9%	37%
Redemptions/outflows	(34,802)	(33,350)	(29,535)	4%	13%
Net flows	9,668	7,617	355	27%	NM
Assets acquired(3)	-	9,821	-	-100%	NM
Exchanges(4)	305	2,196	(94)	-86%	NM
Market value change	(1,858)	11,497	(473)	NM	NM
Fund assets - end of period	$164,968	$156,853	$125,722	5%	25%
Institutional separate accounts - beginning of period	159,986	136,451	119,987	17%	14%
Sales and other inflows(5)	79,502	93,067	74,476	-15%	25%
Redemptions/outflows	(85,638)	(81,096)	(62,945)	6%	29%
Net flows	(6,136)	11,971	11,531	NM	4%
Assets acquired(3)	-	40	-	-100%	NM
Exchanges(4)	18	(2,063)	420	NM	NM
Market value change	128	13,587	4,513	-99%	201%
Institutional separate accounts - end of period	$153,996	$159,986	$136,451	-4%	17%
High-net-worth separate accounts - beginning of period	39,715	25,806	24,516	54%	5%
Sales and other inflows	9,563	12,965	5,832	-26%	122%
Redemptions/outflows	(5,414)	(5,370)	(4,841)	1%	11%
Net flows	4,149	7,595	991	-45%	666%
Exchanges	(165)	(24)	(309)	588%	-92%
Market value change	991	6,338	608	-84%	942%
High-net-worth separate accounts - end of period	$44,690	$39,715	$25,806	13%	54%
Retail managed accounts - beginning of period	65,762	48,401	40,917	36%	18%
Sales and other inflows	22,918	21,252	14,859	8%	43%
Redemptions/outflows	(13,258)	(10,601)	(8,432)	25%	26%
Net flows	9,660	10,651	6,427	-9%	66%
Assets acquired(3)	-	13	-	-100%	NM
Exchanges	(160)	(49)	(47)	227%	4%
Market value change	387	6,746	1,104	-94%	511%
Retail managed accounts - end of period	$75,649	$65,762	$48,401	15%	36%
Total assets under management - beginning of period	422,316	336,380	311,354	26%	8%
Sales and other inflows(5)	156,453	168,251	125,057	-7%	35%
Redemptions/outflows	(139,112)	(130,417)	(105,753)	7%	23%
Net flows	17,341	37,834	19,304	-54%	96%
Assets acquired(3)	-	9,874	-	-100%	NM
Exchanges	(2)	60	(30)	NM	NM
Market value change	(352)	38,168	5,752	NM	564%
Total assets under management - end of period	$439,303	$422,316	$336,380	4%	26%

(1)	Consolidated Eaton Vance Corp. See the table on page 41 for directly managed assets and flows of 49 percent-owned Hexavest, which are not included in the table above.
(2)	Whenever presented, Fund assets include assets of cash management funds.
(3)	Represents managed assets gained in the acquisition of the business assets of Calvert Investments on December 30, 2016. Fund assets acquired and total assets acquired exclude $2.1 billion of managed assets of Calvert Equity Fund, which is sub-advised by Atlanta Capital and whose managed assets were included in the Company’s consolidated assets under management prior to the Calvert Investments acquisition.
(4)	Reflects the reclassification from institutional separate accounts to funds of $2.1 billion of managed assets of Calvert Equity Fund sub-advised by Atlanta Capital upon the Company's acquisition of the business assets of Calvert Investments on December 30, 2016.
(5)	Includes $0.8 billion of managed assets gained in assuming the fixed income business assets of the former Oechsle International Advisors, LLC on January 31, 2018.

As of October 31, 2018, the Company’s 49 percent-owned affiliate Hexavest Inc. (Hexavest) managed $13.8 billion of client assets, down 14 percent from $16.0 billion of managed assets on October 31, 2017. Other than Eaton Vance-sponsored funds for which Hexavest is adviser or sub-adviser, the managed assets and flows of Hexavest are not included in Eaton Vance’s consolidated totals.

The following table summarizes assets under management and net flows of Hexavest for the fiscal years ended October 31, 2018, 2017 and 2016:

Hexavest Assets under Management and Net Flows

				2018	2017
	Years Ended October 31,			vs.	vs.
(in millions)	2018	2017	2016	2017	2016
Eaton Vance distributed:
Eaton Vance sponsored funds – beginning of period(1)	$182	$231	$229	-21%	1%
Sales and other inflows	12	92	22	-87%	318%
Redemptions/outflows	(35)	(177)	(33)	-80%	436%
Net flows	(23)	(85)	(11)	-73%	673%
Market value change	-	36	13	-100%	177%
Eaton Vance sponsored funds – end of period	$159	$182	$231	-13%	-21%
Eaton Vance distributed separate accounts – beginning of period(2)	$3,092	$2,492	$2,440	24%	2%
Sales and other inflows	230	1,124	131	-80%	758%
Redemptions/outflows	(1,176)	(920)	(236)	28%	290%
Net flows	(946)	204	(105)	NM	NM
Market value change	23	396	157	-94%	152%
Eaton Vance distributed separate accounts – end of period	$2,169	$3,092	$2,492	-30%	24%
Total Eaton Vance distributed – beginning of period	$3,274	$2,723	$2,669	20%	2%
Sales and other inflows	242	1,216	153	-80%	695%
Redemptions/outflows	(1,211)	(1,097)	(269)	10%	308%
Net flows	(969)	119	(116)	NM	NM
Market value change	23	432	170	-95%	154%
Total Eaton Vance distributed – end of period	$2,328	$3,274	$2,723	-29%	20%
Hexavest directly distributed – beginning of period(3)	$12,748	$11,021	$11,279	16%	-2%
Sales and other inflows	1,149	1,140	985	1%	16%
Redemptions/outflows	(2,416)	(1,208)	(1,919)	100%	-37%
Net flows	(1,267)	(68)	(934)	NM	-93%
Market value change	(14)	1,795	676	NM	166%
Hexavest directly distributed – end of period	$11,467	$12,748	$11,021	-10%	16%
Total Hexavest assets – beginning of period	$16,022	$13,744	$13,948	17%	-1%
Sales and other inflows	1,391	2,356	1,138	-41%	107%
Redemptions/outflows	(3,627)	(2,305)	(2,188)	57%	5%
Net flows	(2,236)	51	(1,050)	NM	NM
Market value change	9	2,227	846	-100%	163%
Total Hexavest assets – end of period	$13,795	$16,022	$13,744	-14%	17%

(1)	Managed assets and flows of Eaton Vance-sponsored pooled investment vehicles for which Hexavest is adviser or sub-adviser. Eaton Vance receives management fees (and in some cases also distribution fees) on these assets, which are included in Eaton Vance's consolidated assets under management and flows.
(2)	Managed assets and flows of Eaton Vance-distributed separate accounts managed by Hexavest. Eaton Vance receives distribution fees, but not management fees, on these assets, which are not included in Eaton Vance's consolidated assets under management and flows.
(3)	Managed assets and flows of pre-transaction Hexavest clients and post-transaction Hexavest clients in Canada. Eaton Vance receives no management fees or distribution fees on these assets, which are not included in Eaton Vance's consolidated assets under management and flows.

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

The following table provides a reconciliation of net income attributable to Eaton Vance Corp. shareholders and earnings per diluted share to adjusted net income attributable to Eaton Vance Corp. shareholders and adjusted earnings per diluted share, respectively, for the fiscal years ended October 31, 2018, 2017 and 2016:

				2018	2017
	Years Ended October 31,			vs.	vs.
(in thousands, except per share data)	2018	2017	2016	2017	2016

Net income attributable to Eaton Vance Corp. shareholders	$381,938	$282,131	$241,307	35%	17%
Repatriation of undistributed earnings of foreign subsidiaries(1)	2,807	-	-	NM	NM
Net excess tax benefit from stock-based compensation plans(2)	(17,487)	-	-	NM	NM
Revaluation of deferred tax amounts(3)	21,220	-	-	NM	NM
Loss on write-off of Hexavest option, net of tax(4)	5,660	-	-	NM	NM
Loss on extinguishment of debt, net of tax(5)	-	3,346	-	-100%	NM
Closed-end fund structuring fees, net of tax(6)	-	2,179	1,401	-100%	56%
Non-controlling interest value adjustments	-	531	200	-100%	166%
Adjusted net income attributable to Eaton Vance Corp. shareholders	$394,138	$288,187	$242,908	37%	19%

Earnings per diluted share	$3.11	$2.42	$2.12	29%	14%
Repatriation of undistributed earnings of foreign subsidiaries	0.02	-	-	NM	NM
Net excess tax benefit from stock-based compensation plans	(0.14)	-	-	NM	NM
Revaluation of deferred tax amounts	0.17	-	-	NM	NM
Loss on write-off of Hexavest option, net of tax	0.05	-	-	NM	NM
Loss on extinguishment of debt, net of tax	-	0.03	-	-100%	NM
Closed-end fund structuring fees, net of tax	-	0.02	0.01	-100%	100%
Non-controlling interest value adjustments	-	0.01	-	-100%	NM
Adjusted earnings per diluted share	$3.21	$2.48	$2.13	29%	16%

(1)	Reflects the recognition of incremental tax expense related to the deemed repatriation of foreign earnings considered to be indefinitely reinvested abroad and not previously subject to U.S. taxation, under the 2017 Tax Act.
(2)	Reflects the impact of Accounting Standard Update, Improvements to Employee Share-Based Payment Accounting (ASU 2016-09), which was adopted in the first quarter of fiscal 2018.
(3)	Reflects the revaluation of deferred tax assets and deferred tax liabilities resulting from the enactment of the 2017 Tax Act on December 22, 2017.
(4)	Reflects the $6.5 million loss recognized upon expiration of the Company's option to acquire an additional 26 percent ownership interest in Hexavest, net of the associated impact to taxes of $0.8 million.
(5)	Reflects the $5.4 million loss on extinguishment of debt associated with retiring the Company's 2017 Senior Notes in May 2017, net of the associated impact to taxes of $2.1 million.
(6)	Reflects structuring fees of $3.5 million (net of the associated impact to taxes of $1.3 million) paid in connection with the July 2017 initial public offering of Eaton Vance Floating-Rate 2022 Target Term Trust.

The 35 percent increase in net income attributable to Eaton Vance Corp. shareholders in fiscal 2018 compared to fiscal 2017 reflects:

•	An increase in revenue of $173.2 million, primarily reflecting a 12 percent increase in management fees.
•	An increase in operating expenses of $100.8 million, reflecting higher compensation, distribution expense, service fee expense, amortization of deferred sales commissions, fund-related expenses and other operating expenses.
•	A decrease in non-operating expense of $1.6 million, reflecting lower interest expense, an increase in income from our consolidated CLO entities and the one-time loss on extinguishment of debt recognized during fiscal 2017, partially offset by a decrease in net gains and other investment income.
•	A decrease in income taxes of $17.0 million.
•	An increase in equity in net income of affiliates, net of tax, of $0.5 million.
•	A decrease in net income attributable to non-controlling and other beneficial interests of $8.3 million.

Weighted average diluted shares outstanding increased by 6.5 million shares, or 6 percent, in fiscal 2018 compared to fiscal 2017, primarily reflecting the issuance of new shares in conjunction with employees’ exercise of stock options, the vesting of restricted stock awards granted to employees and growth in the amount of in-the-money unexercised options and unvested restricted stock, partially offset by share repurchases.

The 17 percent increase in net income attributable to Eaton Vance Corp. shareholders in fiscal 2017 compared to fiscal 2016 reflects:

•	An increase in revenue of $186.2 million, primarily reflecting a 15 percent increase in management fees.
•	An increase in operating expenses of $117.7 million, reflecting higher compensation, distribution expense, service fee expense, amortization of deferred sales commissions, fund-related expenses and other operating expenses.
•	An increase in non-operating expense of $7.3 million, reflecting a decrease in income from our consolidated CLO entities and the one-time loss on extinguishment of debt recognized during fiscal 2017, partially offset by an increase in net gains and other investment income and lower interest expense.
•	An increase in income taxes of $20.0 million.
•	An increase in equity in net income of affiliates, net of tax, of $0.5 million.
•	An increase in net income attributable to non-controlling and other beneficial interests of $0.8 million.

Weighted average diluted shares outstanding increased by 2.4 million shares, or 2 percent, in fiscal 2017 compared to fiscal 2016, primarily reflecting the impact of employee stock option exercises and vesting of restricted stock, partially offset by share repurchases in fiscal 2017, as well as an increase in the dilutive effect of in-the-money options and unvested restricted stock.

Revenue

Our revenue increased by 11 percent in fiscal 2018, reflecting higher management fees, distribution and underwriter fees, service fees and other revenue.

The following table shows the components of our revenue for the fiscal years ended October 31, 2018, 2017 and 2016:

				2018	2017
	Years Ended October 31,			vs.	vs.
(in thousands)	2018	2017	2016	2017	2016
Management fees	$1,481,896	$1,318,141	$1,151,198	12%	15%
Distribution and underwriter fees	80,478	78,776	74,822	2%	5%
Service fees	123,500	119,962	107,684	3%	11%
Other revenue	16,375	12,131	9,156	35%	32%
Total revenue	$1,702,249	$1,529,010	$1,342,860	11%	14%

Management fees

The increase in management fees of 12 percent in fiscal 2018 and 15 percent in fiscal 2017 is primarily attributable to an increase in consolidated average assets under management, partially offset by a decline in our consolidated average management fee rate due primarily to changes in business mix. Consolidated average assets under management increased by 16 percent and 19 percent in fiscal 2018 and 2017, respectively. Excluding performance-based fees, consolidated average annualized management fee rates decreased to 33.5 basis points in fiscal 2018 from 34.5 basis points in fiscal 2017 and 35.8 basis points in fiscal 2016. Performance-based fees were $(1.7) million, $0.4 million and $3.4 million in fiscal 2018, 2017 and 2016, respectively. Changes in consolidated average annualized management fee rates for the compared periods primarily reflect the ongoing shift in the Company’s mix of business towards investment mandates and distribution channels with lower fee rates.

Consolidated average management fee rates, excluding performance-based fees, for the fiscal years ended October 31, 2018, 2017 and 2016 by investment mandate were as follows:

				2018	2017
	Years Ended October 31,			vs.	vs.
(in basis points on average managed assets)	2018	2017	2016	2017	2016

Equity	59.9	61.7	62.8	-3%	-2%
Fixed income	35.5	38.0	40.0	-7%	-5%
Floating-rate income	50.7	51.6	51.8	-2%	0%
Alternative	69.1	63.3	63.0	9%	0%
Portfolio implementation	14.6	14.7	14.9	-1%	-1%
Exposure management	5.2	5.2	5.1	0%	2%
Consolidated average management fee rates	33.5	34.5	35.8	-3%	-4%

Consolidated average assets under management by investment mandate to which these fee rates apply can be found in the table, “Consolidated Average Assets under Management by Investment Mandate,” on page 36.

Distribution and underwriter fees

Distribution fees, which are earned under contractual agreements with certain sponsored funds, are calculated as a percentage of, and fluctuate with, average assets under management of the applicable funds and fund share classes. Distribution fees are paid by our sponsored funds to reimburse EVD for the costs of marketing and selling fund shares. These fees are largely passed through after one year as distribution expense to third-

party intermediaries who distribute our sponsored funds. Underwriter fees and other distribution income primarily consists of underwriter commissions earned on sales of fund share classes subject to those fees, contingent deferred sales charges received on certain Class A redemptions and fundraising and servicing fees associated with the U.S. Charitable Gift Trust.

Fund distribution and underwriter fee revenue and other fund-related distribution income for the fiscal years ended October 31, 2018, 2017 and 2016 were as follows:

				2018	2017
	Years Ended October 31,			vs.	vs.
(in thousands)	2018	2017	2016	2017	2016
Distribution fees:
Class A	$3,466	627	646	453%	-3%
Class B	357	792	1,338	-55%	-41%
Class C	56,623	61,068	60,031	-7%	2%
Class F	1,602	1,354	-	18%	NM
Class N	104	72	78	44%	-8%
Class R	1,893	1,624	1,361	17%	19%
Private funds	9,177	5,942	4,382	54%	36%
Total distribution fees	$73,222	$71,479	$67,836	2%	5%
Underwriter fees	2,854	2,765	2,763	3%	0%
Other distribution income	4,402	4,532	4,223	-3%	7%
Total distribution and underwriter fees	$80,478	$78,776	$74,822	2%	5%

Service fees

Service fees, which are paid to EVD pursuant to distribution or service plans adopted by our sponsored mutual funds, are calculated as a percent of, and fluctuate with, average assets under management in specific mutual fund share classes (principally Classes A, C, N and R). Certain private funds also make service fee payments to EVD. These fees are largely passed through after one year as service fee expense to third-party broker dealers.

Service fee revenue increased 3 percent in fiscal 2018, primarily reflecting an increase in consolidated average assets in funds and fund share classes subject to service fees. Service fee revenue increased 11 percent in fiscal 2017, primarily reflecting an increase in consolidated average assets in funds and fund share classes subject to service fees.

Other revenue

Other revenue, which consists primarily of fund shareholder servicing fees, miscellaneous dealer income and separate account distribution and service fee revenue, increased 35 percent in fiscal 2018, primarily reflecting increases in each of the principal components. Other revenue increased 32 percent in fiscal 2017, primarily reflecting increases in shareholder servicing fees and miscellaneous dealer income.

Expenses

Operating expenses increased 10 percent in fiscal 2018 from fiscal 2017, reflecting increases in compensation, distribution expense, service fee expense, the amortization of deferred sales commissions, fund-related expenses and other operating expenses.

The following table shows our operating expenses for the fiscal years ended October 31, 2018, 2017 and 2016:

				2018	2017
	Years Ended October 31,			vs.	vs.
(in thousands)	2018	2017	2016	2017	2016
Compensation and related costs	$604,631	$553,952	$491,115	9%	13%
Distribution expense	141,418	132,873	117,996	6%	13%
Service fee expense	113,337	112,519	98,494	1%	14%
Amortization of deferred sales commissions	18,394	16,239	15,451	13%	5%
Fund-related expenses	64,538	48,995	35,899	32%	36%
Other expenses	204,729	181,674	169,637	13%	7%
Total expenses	$1,147,047	$1,046,252	$928,592	10%	13%

Compensation and related costs

The following table shows our compensation and related costs for the fiscal years ended October 31, 2018, 2017 and 2016:

				2018	2017
	Years Ended October 31,			vs.	vs.
(in thousands)	2018	2017	2016	2017	2016
Base salaries and employee benefits	$271,473	$245,693	$226,463	10%	8%
Stock-based compensation	88,055	80,049	71,600	10%	12%
Operating income-based incentives	174,527	152,952	131,250	14%	17%
Sales-based incentives	68,941	72,094	55,550	-4%	30%
Other compensation expense	1,635	3,164	6,252	-48%	-49%
Total	$604,631	$553,952	$491,115	9%	13%

Compensation expense increased by $50.7 million, or 9 percent, in fiscal 2018 compared to fiscal 2017. The increase was driven primarily by: (i) a $25.8 million increase in base salaries and benefits, reflecting annual merit increases, higher headcount and increases in our corporate 401(k) match and profit sharing contribution; (ii) an $8.0 million increase in stock-based compensation expense primarily due to an increase in annual stock-based compensation awards; (iii) a $21.6 million increase in operating income-based incentives due to higher pre-bonus adjusted operating income (as described in more detail in “Compensation Discussion and Analysis” in Item 11 of this Annual Report on Form 10-K). These increases were partially offset by a $3.2 million decrease in sales-based incentive compensation resulting from a decrease in incentive rates, partially offset by an increase in compensation-eligible sales, and a decrease of $1.5 million in other compensation expense related to lower employee recruiting and termination costs.

Compensation expense increased by $62.8 million, or 13 percent, in fiscal 2017 compared to fiscal 2016. The increase was driven primarily by: (i) a $19.2 million increase in base salaries and benefits, reflecting annual merit increases and higher headcount, partially due to the Calvert acquisition on December 30, 2016; (ii) an $8.4 million increase in stock-based compensation, primarily due to an increase in annual stock-based compensation awards; (iii) a $21.7 million increase in operating income-based incentives due to an increase in pre-bonus adjusted operating income; and (iv) a $16.5 million increase in sales-based incentive driven by strong compensation-eligible sales. The $3.1 million decrease in other compensation expense is related to lower employee recruiting and termination costs.

Distribution expense

Distribution expense includes distribution fees paid to third-party intermediaries for the distribution of our sponsored funds. Distribution expense also includes intermediary marketing support payments to qualified intermediaries for distribution, shareholder servicing and marketing and support of the Company’s sponsored funds. Both distribution fees and intermediary marketing support payments are asset-based fees. Other asset-based distribution fees include commissions paid to broker-dealers on the sale of Class A shares at net asset value, payments made to distribution partners for certain closed-end funds, and finder’s fees paid to intermediaries for referring certain retail, high-net worth and institutional investors. Distribution expense also includes discretionary marketing expenses, which are driven by corporate initiatives.

The following table shows our distribution expense for the fiscal years ended October 31, 2018, 2017 and 2016:

				2018	2017
	Years Ended October 31,			vs.	vs.
(in thousands)	2018	2017	2016	2017	2016
Class A share commissions	$1,916	$2,417	$2,064	-21%	17%
Distribution fees	56,457	52,038	50,324	8%	3%
Closed-end fund structuring fees	-	3,515	2,291	-100%	53%
Closed-end fund dealer compensation payments	3,881	3,867	3,836	0%	1%
Intermediary marketing support payments	51,897	47,721	40,308	9%	18%
Discretionary marketing expenses	18,958	18,351	15,986	3%	15%
Finder's fees	8,309	4,964	3,187	67%	56%
Total	$141,418	$132,873	$117,996	6%	13%

Distribution expense increased by $8.5 million, or 6 percent, in fiscal 2018 compared to fiscal 2017, primarily attributable to increases in distribution fees and intermediary marketing support payments due to higher average assets under management subject to these payments, an increase in discretionary marketing expense related to significant corporate initiatives and an increase in third-party referral fees paid in the U.S. and internationally. These increases were partially offset by a decrease in closed-end fund structuring fees and Class A sales on which we pay commissions.

Distribution expense increased by $14.9 million, or 13 percent, in fiscal 2017 compared to fiscal 2016, primarily attributable to increases in Class A sales on which we pay commissions, Class C share assets held more than one year on which we pay distribution fees, closed-end fund structuring fees, intermediary marketing support payments and discretionary marketing expense related to significant corporate initiatives. The increase in intermediary market support payments was driven primarily by higher average assets under management subject to marketing support payments, attributable in part to the acquisition of the Calvert business in December 2016.

Service fee expense

Service fees we receive from sponsored funds in connection with new sales of fund shares are generally retained in the first year and paid to broker-dealers thereafter as service fee expense pursuant to third-party selling agreements. These fees are calculated as a percent of average assets under management in certain share classes of our mutual funds (principally Classes A, C, N and R), as well as certain private funds. Service fee expense increased by 1 percent in fiscal 2018 and 14 percent in fiscal 2017, reflecting in each case higher average fund assets retained more than one year in funds and share classes that are subject to service fees.

Amortization of deferred sales commissions

Amortization expense is primarily affected by ongoing sales and redemptions of mutual fund Class C shares and certain private funds. Amortization expense increased 13 percent and 5 percent in fiscal 2018 and 2017, respectively, reflecting higher private fund commission amortization offset by lower Class B and Class C commission amortization for both periods. In fiscal 2018, 36 percent of total amortization expense related to Class C shares and 64 percent to privately offered equity funds. In fiscal 2017, 2 percent of total amortization expense related to Class B shares, 50 percent to Class C shares and 48 percent to privately offered equity funds.

Fund-related expenses

Fund-related expenses consist of fund subsidy expenses, fees paid to sub-advisers, compliance costs and other fund-related expenses we incur. Fund-related expenses increased by 32 percent in fiscal 2018, reflecting increases in fund subsidy accruals, sub-advisory fees paid and an increase in fund expenses borne by the Company on funds for which we earn an all-in fee, partially offset by a $1.9 million decrease in fund expenses borne by the Company related to a one-time reimbursement made by the Company to certain funds in fiscal 2017. Fund-related expenses increased by 36 percent in fiscal 2017, reflecting higher fund subsidies attributable primarily to the addition of the Calvert Funds, higher sub-advisory fees paid, an increase in fund expenses borne by the Company on funds for which it earns an all-in fee and $1.9 million in one-time reimbursements made to certain funds as noted in the preceding sentence.

Other expenses

The following table shows our other expense for the fiscal years ended October 31, 2018, 2017 and 2016:

				2018	2017
	Years Ended October 31,			vs.	vs.
(in thousands)	2018	2017	2016	2017	2016
Information technology	$89,972	$77,450	$72,718	16%	7%
Facilities-related	48,492	40,799	40,806	19%	0%
Travel	18,020	17,351	16,663	4%	4%
Professional services	17,820	15,347	13,331	16%	15%
Communications	5,749	5,536	5,081	4%	9%
Amortization of intangible assets	8,927	9,014	8,648	-1%	4%
Other corporate expense	15,749	16,177	12,390	-3%	31%
Total	$204,729	$181,674	$169,637	13%	7%

The increase in information technology expense in fiscal 2018 was primarily attributable to increases in costs associated with the consolidation of our trading platforms, enhancements to Calvert’s research system, higher market data expenses and ongoing system maintenance costs. The increase in facilities-related expenses reflects the acceleration of $1.5 million of depreciation in the second quarter of fiscal 2018, as well as increases in software consulting, rent and other building-related expenses. The increase in travel expense relates to an increase in travel activity during the fiscal year. The increase in professional services expense primarily reflects an increase in corporate consulting engagements and external legal costs. The increase in communications reflects increases in costs associated with telecommunications. These increases were offset by a decrease in the amortization of intangible assets and other corporate expenses.

The increase in information technology expense in fiscal 2017 was primarily attributable to increases in market data and maintenance costs, partially offset by decreases in project-related consulting and outside custody and back-office service costs. The increase in travel expense relates to an increase in travel activity. The increase in professional services expense reflects primarily one-time legal and consulting costs incurred in conjunction with the investigation of fraudulent activities of a former Eaton Vance Management trader. The increase in communications reflects increases in costs associated with telecommunications, subscriptions and supplies, partially offset by a decrease in postage. The increase in other corporate expenses is largely associated with the Calvert acquisition.

Non-operating Income (Expense)

The main categories of non-operating income (expense) for the fiscal years ended October 31, 2018, 2017 and 2016 are as follows:

				2018	2017
	Years Ended October 31,			vs.	vs.
(in thousands)	2018	2017	2016	2017	2016
Gains and other investment income, net	$10,066	$19,303	$12,411	-48%	56%
Interest expense	(23,629)	(27,496)	(29,410)	-14%	-7%
Loss on extinguishment of debt	-	(5,396)	-	-100%	NM
Other income (expense) of consolidated CLO entities:
Gains and other investment income, net	16,882	-	24,069	NM	-100%
Interest and other expense	(15,286)	-	(13,286)	NM	-100%
Total non-operating income (expense)	$(11,967)	$(13,589)	$(6,216)	-12%	119%

Gains and other investment income, net, decreased by $9.2 million in fiscal 2018 compared to fiscal 2017, primarily reflecting a $15.9 million increase in net investment losses primarily attributable to investments in sponsored strategies and associated hedges and a $6.5 million loss recognized in fiscal 2018 upon expiration of the Company’s option to acquire an additional 26 ownership interest in Hexavest. The increase in net investment losses was offset by increases in interest and other income and foreign currency gains of $12.6 million and $0.5 million, respectively.

Gains and other investment income, net, increased by $6.9 million in fiscal 2017 compared to fiscal 2016, primarily reflecting an increase in interest and other income of $11.0 million, offset by an increase in net investment losses attributable to investments in sponsored strategies and associated hedges of $1.8 million and an increase in foreign currency losses of $2.3 million.

Interest expense decreased by $3.9 million in fiscal 2018 compared to fiscal 2017 and $1.9 million in fiscal 2017 compared to 2016. The decreases in interest expense reflect the May 2017 retirement of the Company’s 2017 Senior Notes and the April 2017 issuance of the Company’s 2027 Senior Notes at a lower interest rate.

Net gains (losses) of consolidated CLO entities were $1.6 million during fiscal 2018 and $10.8 million in fiscal 2016. Net gains (losses) of consolidated CLO entities were negligible in fiscal 2017. Consolidated CLO entities’

gains (losses) included in net income attributable to non-controlling and other beneficial interests were approximately $9.8 million during fiscal 2016, reflecting third-party note holders’ proportionate interests in the net income (loss) of each consolidated CLO entity. Income associated with the consolidated CLO entities included in net income attributable to Eaton Vance Corp. shareholders was $1.6 million during fiscal 2018 and $0.8 million for fiscal 2016, representing management fees earned by the Company and the Company’s proportionate interest in net gains (losses) of the consolidated CLO entities.

Income Taxes

Our effective tax rate, calculated as a percentage of income before income taxes and equity in net income of affiliates, was 28.8 percent, 37.0 percent and 37.6 percent in fiscal 2018, 2017 and 2016, respectively.

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

On December 22, 2017, the Tax Cuts and Jobs Act (the 2017 Tax Act) was signed into law in the U.S. Among other significant changes, the 2017 Tax Act reduced the statutory federal income tax rate for U.S. corporate taxpayers from a maximum of 35 percent to 21 percent and required the deemed repatriation of foreign earnings not previously subject to U.S. taxation. Because the lower federal income tax rate became effective two months into the Company’s fiscal year, a blended federal tax rate of 23.3 percent applied to the Company for the year ended October 31, 2018.

Our income tax provision for the year ended October 31, 2018 included a non-recurring charge of $24.0 million that reflects the estimated effects of the enactment of the 2017 Tax Act. The non-recurring charge was based on guidance issued by the Internal Revenue Service (IRS) and our interpretations of the tax law changes. The non-recurring charge consists of $21.2 million from the revaluation of our deferred tax assets and liabilities and $2.8 million for the deemed repatriation of foreign-sourced net earnings not previously subject to U.S. taxation. The tax increase associated with the non-recurring charges was partially offset by an income tax benefit of $17.5 million related to the exercise of stock options and vesting of restricted stock during the period, and $4.4 million related to the net income attributable to redeemable non-controlling and other beneficial interests, which is not taxable to us. We anticipate additional guidance will be issued by the IRS and continue to monitor interpretative developments. As additional guidance becomes available, we may reconsider our repatriation policy, as a result of which the associated estimated tax charge may change.

Our calculations of adjusted net income and adjusted earnings per diluted share remove the effect of the net excess tax benefits recognized in connection with ASU 2016-09 and the non-recurring impact of the tax reform recognized during fiscal 2018. On this basis, our adjusted effective tax rate was 27.6 percent for the year ended October 31, 2018.

Equity in Net Income of Affiliates, Net of Tax

Equity in net income of affiliates, net of tax, primarily reflects our 49 percent equity interest in Hexavest and our seven percent minority equity interest in a private equity partnership managed by a third party.

The following table summarizes the components of equity in net income of affiliates, net of tax, for the fiscal years ended October 31, 2018, 2017 and 2016:

				2018	2017
	Years Ended October 31,			vs.	vs.
(in thousands)	2018	2017	2016	2017	2016
Investment in Hexavest, net of tax and amortization	$10,955	$10,602	$9,979	3%	6%
Investment in private equity partnership, net of tax	418	268	356	56%	-25%
Total	$11,373	$10,870	$10,335	5%	5%

Net Income Attributable to Non-controlling and Other Beneficial Interests

The following table summarizes the components of net income attributable to non-controlling and other beneficial interests for the fiscal years ended October 31, 2018, 2017 and 2016:

				2018	2017
	Years Ended October 31,			vs.	vs.
(in thousands)	2018	2017	2016	2017	2016
Consolidated sponsored funds	$232	$(6,816)	$43	NM	NM
Majority-owned subsidiaries	(16,199)	(16,895)	(13,525)	-4%	25%
Non-controlling interest value adjustments	-	(531)	(200)	-100%	166%
Consolidated CLO entities	-	-	(9,768)	NM	-100%
Net income attributable to non-controlling and other beneficial interests	$(15,967)	$(24,242)	$(23,450)	-34%	3%

Net income attributable to non-controlling and other beneficial interests is not adjusted for taxes due to the underlying tax status of our consolidated majority-owned subsidiaries, which are treated as partnerships or other pass-through entities for tax purposes. Funds and the CLO entities we consolidate are registered investment companies or private funds that are also treated as pass-through entities for tax purposes.

In fiscal 2017 and 2016, non-controlling interest value adjustments related to non-controlling interests redeemable at other than fair value reflect changes in the estimated redemption value of non-controlling interests in Atlanta Capital. The Company had no non-controlling interests that are redeemable at other than fair value as of October 31, 2018.

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

The following table summarizes certain key financial data relating to our liquidity and capital resources on October 31, 2018, 2017 and 2016 and uses of cash for the years then ended:

Balance Sheet and Cash Flow Data

	As of October 31,
(in thousands)	2018	2017	2016
Balance sheet data:
Assets:
Cash and cash equivalents	$600,696	$610,555	$424,174
Management fees and other receivables	236,736	200,453	186,172
Total liquid assets	$837,432	$811,008	$610,346

Investments	$1,078,627	$898,192	$589,773

Liabilities:
Debt(1)	$625,000	$625,000	$575,000

(1)	Represents the principal amount of debt outstanding. The carrying value of the debt, including debt issuance costs, was $619.7 million, $618.8 million and $571.8 million as of October 31, 2018, 2017 and 2016, respectively.

	Years Ended October 31,
(in thousands)	2018	2017	2016
Cash flow data:
Operating cash flows(1)	$133,650	$79,675	$343,480
Investing cash flows	(325,054)	(91,425)	(108,278)
Financing cash flows(1)	184,413	195,430	(273,130)

(1)	As previously discussed, the Company adopted ASU 2016-09 in fiscal 2018. Upon adoption, the Company elected to use a retrospective approach, which required excess tax benefits or tax deficiencies, previously classified as financing cash flows, to be classified as operating cash flows. As a result, excess tax benefits of $14.8 million and $2.9 million for the years ended October 31, 2017 and 2016, respectively, were reclassified out of financing cash flows and into operating cash flows.

Liquidity and Capital Resources

Liquid assets consist of cash and cash equivalents and management fees and other receivables. Cash and cash equivalents consist of cash and short-term, highly liquid investments that are readily convertible to cash. Management fees and other receivables primarily represent receivables due from sponsored funds and separately managed accounts for investment advisory and distribution services provided. Excluding those assets identified as assets of consolidated CLO entities, liquid assets represented 33 percent and 35 percent of total assets on October 31, 2018 and 2017, respectively. Not included in the liquid asset amounts are $273.3 million and $213.5 million of highly liquid short-term debt securities with remaining maturities between three and 12 months held as of October 31, 2018 and 2017, respectively, which are included within investments on our Consolidated Balance Sheets. Our seed investments in consolidated funds and separate accounts are not treated as liquid assets because they may be longer term in nature.

As of October 31, 2018, our debt consisted of $325 million in aggregate principal amount of 3.625 percent Senior Notes due in June 2023 and $300 million in aggregate principal amount of 3.5 percent Senior Notes due in April 2027.

We maintain a $300 million unsecured revolving credit facility with several banks that expires on October 21, 2019. The facility provides that we may borrow at LIBOR-based rates of interest that vary depending on the level of usage of the facility and our credit ratings. The agreement contains financial covenants with respect to leverage and interest coverage and requires us to pay an annual commitment fee on any unused portion. We had no borrowings under our revolving credit facility at October 31, 2018 or at any point during the fiscal year. We were in compliance with all debt covenants as of October 31, 2018. On December 11, 2018, we replaced this credit facility with a new $300 million unsecured revolving credit facility that expires on December 11, 2023 with similar terms and conditions.

We continue to monitor our liquidity daily. We remain committed to growing our business and returning capital to shareholders. We expect that our main uses of cash will be paying dividends, acquiring shares of our Non-Voting Common Stock, making seed investments in new investment strategies, potential strategic acquisitions, enhancing our technology infrastructure and paying the operating expenses of our business. We believe that our existing liquid assets, cash flows from operations and borrowing capacity under our credit facility are sufficient to meet our current and forecasted operating cash needs. The risk exists, however, that if we need to raise additional capital or refinance existing debt in the future, resources may not be available to us in sufficient amounts or on acceptable terms. Our ability to enter the capital markets in a timely manner depends on a number of factors, including the state of global credit and equity markets, interest rates, credit spreads and our credit ratings. If we are unable to access capital markets to issue new debt, refinance existing debt or sell shares of our Non-Voting Common Stock as needed, or if we are unable to obtain such financing on acceptable terms, our business could be adversely affected.

Recoverability of our Investments

Our $1.1 billion of investments as of October 31, 2018 consisted of our 49 percent equity interest in Hexavest, positions in Company-sponsored funds and separate accounts entered into for investment and business development purposes, and certain other investments held directly by the Company. Investments in Company-sponsored funds and separate accounts and investments held directly by the Company are generally in liquid debt or equity securities and are carried at fair market value. We test our investments, other than trading and equity method investments, for impairment on a quarterly basis. We evaluate our investments in non-consolidated CLO entities and investments classified as available-for-sale for impairment using quantitative factors, including how long the investment has been in a net unrealized loss position, and qualitative factors, including the credit quality of the underlying issuer and our ability and intent to continue holding the investment. In fiscal 2018, the Company recognized $0.2 million of other-than-temporary impairment losses related to its investment in a non-consolidated CLO entity. If markets deteriorate in the quarters ahead, our assessment of impairment on a quantitative basis may lead us to impair additional investments in future quarters that were in an unrealized loss position at October 31, 2018.

We test our investments in equity method investees, goodwill and indefinite-lived intangible assets for impairment in the fourth quarter of each fiscal year, or as facts and circumstances indicate that additional analysis is warranted. There have been no significant changes in financial condition in fiscal 2018 that would indicate that an impairment loss exists at October 31, 2018.

We periodically review our deferred sales commissions and amortizing identifiable intangible assets for impairment as events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. There have been no significant changes in financial condition in fiscal 2018 that would indicate that an impairment loss exists at October 31, 2018.

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

Cash provided by operating activities totaled $133.7 million in fiscal 2018 compared to $79.7 million in fiscal 2017. The increase in net cash provided by operating activities primarily reflects a decrease in net cash used for the purchase of investments in trading securities and an increase in the timing differences in the cash settlements of our other assets and liabilities, partially offset by a decrease in cash used in the operating activities of consolidated CLO entities.

Cash provided by operating activities totaled $79.7 million in fiscal 2017 compared to $343.5 million in fiscal 2016. The decrease in net cash provided by operating activities primarily reflects an increase in net cash used for the purchase of investments in trading securities and a decrease in cash provided by the operating activities of consolidated CLO entities, partially offset by an increase in the timing differences in the cash settlements of our other assets and liabilities.

Investing Cash Flows

Cash flows from investing activities reflect primarily the purchase of equipment and leasehold improvements, the purchase and sale of available-for-sale investments in sponsored funds that we do not consolidate, the purchase and sale of investments in CLO entity note obligations and any cash payments made in connection with acquisitions. In addition, investing cash flows reflect the investing activities of our consolidated CLO entities, including the purchase and sale of bank loans and other investments.

Cash used for investing activities totaled $325.1 million in fiscal 2018 compared to $91.4 million in fiscal 2017. The increase in cash used for investing activities was primarily attributable to a $221.7 million increase in net purchases of bank loans and other investments by our consolidated CLO entities, a $70.8 million increase in net purchases of investments made by the Company in CLO entity note obligations and a $6.0 million increase in additions to equipment and leasehold improvements, partially offset by a $63.6 decrease in net cash paid in acquisitions.

Cash used for investing activities totaled $91.4 million in fiscal 2017 compared to $108.3 million in fiscal 2016. The decrease in cash used by investing activities reflects a $51.3 million decrease in net purchases of bank loans and other investments by our consolidated CLO entities, a $20.7 million increase in net proceeds from sales of available-for-sale securities and a $4.7 million decrease in proceeds from sales of investments in CLO entity note obligations, partially offset by a $53.5 million increase in net cash paid in acquisitions, the issuance of a $5.0 million note receivable to Hexavest in fiscal 2016 and a $2.0 million increase in additions to equipment and leasehold improvements.

Financing Cash Flows

Financing cash flows primarily reflect the issuance and repurchase of our Non-Voting Common Stock, the payment of dividends to our shareholders, the purchase of non-controlling interests in our majority-owned subsidiaries, distributions to non-controlling interest holders of our majority-owned subsidiaries and any proceeds received or repayments made in connection with the Company’s debt. Financing cash flows also reflect the financing activities of our consolidated funds, including the proceeds from the issuance of capital stock, payments for redemptions and distributions to non-controlling interest holders of these funds. In addition, financing cash flows reflect the financing activities of our consolidated CLO entities, including the issuance and repayment of CLO beneficial interests (senior and subordinated note obligations) and proceeds and repayments of CLO borrowings.

Cash provided by financing activities totaled $184.4 million in fiscal 2018. The Company paid $20.8 million to acquire additional interests in Atlanta Capital and Parametric, repurchased and retired 5.6 million shares of our Non-Voting Common Stock for $273.6 million under our authorized repurchase programs, and issued 4.0 million shares of our Non-Voting Common Stock in connection with the grant of restricted share awards, the exercise of stock options and other employee stock purchases for total proceeds of $76.4 million. As of October 31, 2018, we had authorization to purchase an additional 7.3 million shares of our Non-Voting Common Stock under our current share repurchase authorization. We anticipate that repurchases of our Non-Voting Common Stock will continue to be an ongoing use of cash. Our dividends declared per share increased to $1.28 in fiscal 2018 from $1.15 in fiscal 2017, and we paid an additional $19.1 million of dividends in fiscal 2018 versus fiscal 2017. We currently expect to declare and pay quarterly dividends on our Voting and Non-Voting Common Stock comparable to the dividend declared in the fourth quarter of fiscal 2018. Cash provided by financing activities of consolidated CLO entities totaled $442.2 million in fiscal 2018.

Cash provided by financing activities totaled $195.4 million in fiscal 2017. The Company issued $300 million of 2027 Senior Notes, resulting in net proceeds of approximately $296.1 million, and redeemed the remaining $250 million of the Company’s 2017 Senior Notes for $255.4 million. We paid $9.8 million to acquire additional interests in Atlanta Capital and Parametric, repurchased and retired 2.9 million shares of our Non-Voting Common Stock for $126.2 million under our authorized repurchase programs, and issued 7.4 million shares of our Non-Voting Common Stock in connection with the grant of restricted share awards, the exercise of stock options and other employee stock purchases for total proceeds of $210.9 million. Cash provided by financing activities of consolidated CLO entities totaled $12.6 million in fiscal 2017.

Cash used for financing activities totaled $273.1 million in fiscal 2016. The Company paid $15.7 million to acquire additional interests in Atlanta Capital and Parametric, repurchased and retired approximately 7.3 million shares of our Non-Voting Common Stock for $253.0 million under our authorized repurchase programs and issued 5.4 million shares of our Non-Voting Common Stock in connection with the grant of restricted share awards, the exercise of stock options and other employee stock purchases for total proceeds of $110.4 million.

Contractual Obligations

The following table details our contractual obligations as of October 31, 2018:

	Payments due by Period
		Less			More
		than 1	1-3	4-5	than 5
(in millions)	Total	Year	Years	Years	Years
Operating leases	$360	$24	$48	$47	$241
Senior notes	625	-	-	325	300
Interest payment on senior notes	148	22	44	44	38
Payments to non-controlling interest holders of majority-owned subsidiaries	14	14	-	-	-
Unrecognized tax benefits(1)	1	1	-	-	-
Total	$1,148	$61	$92	$416	$579

Contractual obligations of consolidated CLO entities:
Senior and subordinated note obligations, including interest(2)	$1,314	$37	$74	$74	$1,129
Total for consolidated CLO entities	$1,314	$37	$74	$74	$1,129

(1)	This amount includes unrecognized tax benefits along with accrued interest and penalties.
(2)	Only the assets of consolidated CLO entities can be used to satisfy the obligations of each entity. Other beneficial interest holders of consolidated CLO entities do not have any recourse to the Company’s general credit. In the event of default, recourse to the Company is limited to its investment in these entities.

Non-controlling interests held by employees in Atlanta Capital and Parametric long-term equity incentive plans are not subject to mandatory redemption. The purchase of non-controlling interests is predicated on the exercise of a series of puts held by non-controlling interest holders and calls held by us. The puts provide the non-controlling interest holders the right to require us to purchase these retained interests at specific intervals over time, while the calls provide us with the right to require the non-controlling interest holders to sell their retained equity interests to us at specified intervals over time, as well as upon the occurrence of certain events such as death or permanent disability. These non-controlling interests are redeemable at fair value. There is significant uncertainty as to the timing and amount of any non-controlling interest purchase in the future. Accordingly, future payments to purchase non-controlling interests have been excluded from the above table, unless a put or call option has been exercised and a mandatory firm commitment exists for us to purchase such non-controlling interests. Although the timing and amounts of these purchases cannot be predicted with certainty, we anticipate that the purchase of non-controlling interests in our consolidated subsidiaries may be a significant use of cash in future years. In the table above, payments to non-controlling interest holders of majority-owned subsidiaries include $8.2 million and $5.9 million of payments upon the execution of termination call options by the Company related to profit interests held by non-controlling interest holders of Atlanta Capital and Parametric, respectively. These transactions settled in November 2018. In fiscal 2016 and fiscal 2017, the Company introduced phantom equity plans for Parametric and Atlanta Capital, respectively, and ceased making grants of profits interests under the long-term equity incentive plans referenced above.

We have presented all redeemable non-controlling interests at redemption value on our Consolidated Balance Sheet as of October 31, 2018. We have recorded the current year change in the estimated redemption value of non-controlling interests redeemable at fair value as a component of additional paid-in capital. The estimated redemption value of our non-controlling interests totaled $335.1 million on October 31, 2018 compared to $250.8 million on October 31, 2017. These interests are all redeemable at fair value. There were no non-controlling interests redeemable at other than fair value as of October 31, 2018. Redeemable non-controlling interests as of October 31, 2018 consisted of profit interests granted under the long-term incentive plans of Parametric and Atlanta Capital of $47.9 million and $26.3 million, respectively, and non-controlling interests in Parametric issued in conjunction with the Parametric Risk Advisors LLC (Parametric Risk Advisors) final put option of $15.9 million. Additionally, redeemable non-controlling interests as of October 31, 2018 also included third-party investors’ ownership in consolidated sponsored funds of $245.0 million.

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

Foreign Subsidiaries

As of October 31, 2018, we considered the undistributed earnings of certain foreign subsidiaries to be indefinitely reinvested in foreign operations. Relating to the enactment of the 2017 Tax Act, an estimated tax of $2.8 million was recorded during the year ended October 31, 2018 on these earnings. The calculation of this non-recurring charge was based on the language of the 2017 Tax Act, guidance issued by the IRS and our interpretation of this information. We anticipate additional guidance will be issued by the IRS and continue to monitor interpretative developments. As additional guidance becomes available, we may reconsider our repatriation policy and this estimated tax charge may change.

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

Our evaluation of whether we qualify as the primary beneficiary of a VIE is complex. We are the primary beneficiary of a VIE if we have a controlling financial interest in the VIE. A company is deemed to have a controlling financial interest in a VIE if it has both (i) the power to direct the activities of the VIE that most significantly affect the VIE’s economic performance and (ii) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.

For CLO entities, we must evaluate the relative size of our beneficial interest and the overall magnitude and design of the collateral management fees within each structure. There is also judgment involved in assessing whether we have the power to direct the activities that most significantly affect the VIE’s economic performance and the obligation to absorb losses of or the right to receive benefits from the VIE that could potentially be significant.

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

Income taxes

Deferred income taxes reflect the expected future tax consequences of temporary differences between the carrying amounts and tax bases of our assets and liabilities measured using rates expected to be in effect when such differences reverse. To the extent that deferred tax assets are considered more likely than not to be unrealizable, valuation allowances are provided. Proposed changes in U.S. tax policy, which include a proposal to reduce federal tax rates for corporations, may affect the carrying value of deferred tax assets and liabilities due to the change in future tax rates. Re-measurement of deferred taxes for a corporate rate reduction and other applicable provisions of tax reform will be recorded as an expense or benefit in the period that the new legislation is enacted.

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

Intangible assets

Amortizing identifiable intangible assets generally represent the cost of client relationships, intellectual property, trademarks, and research systems. In valuing these assets, we make assumptions regarding useful lives and projected growth rates, and significant judgment is required. We periodically review our amortizing identifiable intangible assets for impairment as events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If the carrying amounts of those assets exceed their respective fair values, an impairment loss is recognized equal to that excess.

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

The fair value of profits interests and phantom equity units granted under subsidiary long-term equity plans is estimated on the grant date by averaging fair value established using an income approach and fair value established using a market approach for each subsidiary. The income and fair value approaches used in the determination of grant date fair value of profits interests and phantom equity units are consistent with those described in Goodwill above.

The tax effect of the difference, if any, between the cumulative compensation expense recognized for a stock-based award for financial reporting purposes and the deduction for such award for tax purposes is recognized as income tax expense (for tax deficiencies) or benefit (for excess tax benefits) in the Consolidated Statements of Income in the period in which the tax deduction arises (generally in the period of vesting or settlement of a stock-based award, as applicable) and are reflected as an operating activity in the Consolidated Statements of Cash Flows. Shares of non-voting common stock withheld for tax withholding purposes upon the vesting of restricted share awards are reflected as a financing activity in the Consolidated Statements of Cash Flows.

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

In evaluating market risk, it is important to note that most of our revenue is based on the market value of assets under management. As noted in “Risk Factors” in Item 1A of this Annual Report on Form 10-K, declines of financial market values adversely affect our revenue and net income.

Our primary direct exposure to equity price risk arises from investments in equity securities made by consolidated sponsored funds, investments in equity securities we hold in separately managed accounts and our investments in sponsored equity funds that are not consolidated. Equity price risk as it relates to these investments represents the potential future loss of value that would result from a decline in the fair values of the fund shares or underlying equity securities.

The following is a summary of the effect that a 10 percent increase or decrease in equity prices would have on our investments subject to equity price fluctuations at October 31, 2018:

(in thousands)	Carrying Value	Carrying Value Assuming a 10% Increase	Carrying Value Assuming a 10% Decrease
Investment securities, trading:
Consolidated sponsored funds and separately managed accounts	$159,670	$175,637	$143,703
Investment securities, available-for-sale:
Sponsored funds	8,957	9,853	8,061
Total	$168,627	$185,490	$151,764

At October 31, 2018, we were exposed to interest rate risk and credit spread risk as a result of approximately $744.1 million in investments in fixed and floating-rate income funds sponsored or managed by us, debt securities held by sponsored funds we consolidate and debt securities we hold in separately managed accounts. Management considered a hypothetical 100 basis point change in interest rates and determined that an increase of such magnitude would result in a decrease of approximately $7.4 million in the carrying amount of our debt investments and that a decrease of 100 basis points would increase the carrying amount of such investments by approximately $7.4 million.

Currently we have a corporate hedging program in place to hedge currency risk, interest rate risk and market price exposures on certain of our investments in consolidated sponsored funds and separately managed accounts. As part of this program, we enter into forwards, futures and swap contracts to hedge certain exposures held within the portfolios of these consolidated sponsored funds and separately managed accounts. The contracts negotiated are short term in nature. We do not enter into derivative instruments for speculative purposes.

The following is a summary of the estimated effect that a 10 percent adverse change in market prices would have on the forwards, futures and swap contracts of our corporate hedging program as of October 31, 2018:

(in thousands)	Notional Value	Decrease in Fair Value Assuming a 10% Adverse Change
Stock index futures contracts	$91,550	$468
Total return swap contracts	106,450	330
Credit default swap contracts	5,000	1
Foreign exchange contracts	23,042	13
Commodity futures contracts	11,567	55
Currency futures contracts	16,864	32
Interest rate futures contracts	48,019	16
Total	$302,492	$915

We are required to maintain cash collateral for margin accounts to support certain derivative positions, which are classified as restricted cash and included as a component of other assets on our Consolidated Balance Sheets. At October 31, 2018, cash collateral included in other assets on our Consolidated Balance Sheet totaled $13.1 million.

Direct exposure to credit risk arises from our interests in non-consolidated CLO entities that are included in investments in our Consolidated Balance Sheets, as well as our interests in consolidated CLO entities that are eliminated in consolidation. Our CLO entity investments entitle us only to a residual interest in the CLO entity, making these investments highly sensitive to the default and recovery experiences of the underlying instruments held by the CLO entity. Our CLO investments are subject to an impairment loss in the event that the cash flows generated by the collateral securities are not sufficient to allow equity holders to recover their investments. If there is deterioration in the credit quality of collateral and reference securities and a corresponding increase in defaults, CLO entity cash flows may be adversely affected and we may be unable to recover our investment. We had total investments in non-consolidated CLO entities of $2.9 million and investments of $68.2 million in our consolidated CLO entities as of October 31, 2018, representing our total value at risk with respect to such entities as of that date.

We are subject to foreign currency exchange risk through our international operations. While we operate primarily in the United States and, accordingly, most of our consolidated revenue and associated expenses are denominated in U.S. dollars, we also provide services and earn revenue outside of the United States. Revenue and expenses denominated in foreign currencies may be affected by movements in foreign currency exchange rates. The exposure to foreign currency exchange risk in our Consolidated Balance Sheets relates primarily to an equity method investment and cash and cash equivalents that are denominated in foreign currencies, principally Canadian dollars. This risk will likely increase as our business outside of the United States grows. We generally do not use derivative financial instruments to manage the foreign currency exchange risk exposure we assume in connection with investments in international operations. As a result, both positive and negative currency fluctuations against the U.S. dollar may affect our results of operations and accumulated other comprehensive income (loss). We do not enter into foreign currency transactions for speculative purposes.

Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements and Supplementary Data

For the Fiscal Years Ended October 31, 2018, 2017 and 2016

Contents	Page Number Reference

Consolidated Financial Statements of Eaton Vance Corp.:
Consolidated Statements of Income for each of the three years in the period ended October 31, 2018	66
Consolidated Statements of Comprehensive Income for each of the three years in the period ended October 31, 2018	67
Consolidated Balance Sheets as of October 31, 2018 and 2017	68
Consolidated Statements of Shareholders’ Equity for each of the three years in the period ended October 31, 2018	69
Consolidated Statements of Cash Flows for each of the three years in the period ended October 31, 2018	72
Notes to Consolidated Financial Statements	74
Report of Independent Registered Public Accounting Firm	129

All schedules have been omitted because they are not required, are not applicable or the information is otherwise shown in the consolidated financial statements or notes thereto.

Consolidated Statements of Income

	Years Ended October 31,
(in thousands, except per share data)	2018	2017	2016
Revenue:
Management fees	$1,481,896	$1,318,141	$1,151,198
Distribution and underwriter fees	80,478	78,776	74,822
Service fees	123,500	119,962	107,684
Other revenue	16,375	12,131	9,156
Total revenue	1,702,249	1,529,010	1,342,860
Expenses:
Compensation and related costs	604,631	553,952	491,115
Distribution expense	141,418	132,873	117,996
Service fee expense	113,337	112,519	98,494
Amortization of deferred sales commissions	18,394	16,239	15,451
Fund-related expenses	64,538	48,995	35,899
Other expenses	204,729	181,674	169,637
Total expenses	1,147,047	1,046,252	928,592
Operating income	555,202	482,758	414,268
Non-operating income (expense):
Gains and other investment income, net	10,066	19,303	12,411
Interest expense	(23,629)	(27,496)	(29,410)
Loss on extinguishment of debt	-	(5,396)	-
Other income (expense) of consolidated collateralized loan obligation (CLO) entities:
Gains and other investment income, net	16,882	-	24,069
Interest and other expense	(15,286)	-	(13,286)
Total non-operating expense	(11,967)	(13,589)	(6,216)
Income before income taxes and equity in net income of affiliates	543,235	469,169	408,052
Income taxes	(156,703)	(173,666)	(153,630)
Equity in net income of affiliates, net of tax	11,373	10,870	10,335
Net income	397,905	306,373	264,757
Net income attributable to non-controlling and other beneficial interests	(15,967)	(24,242)	(23,450)
Net income attributable to Eaton Vance Corp. shareholders	$381,938	$282,131	$241,307
Earnings per share:
Basic	$3.33	$2.54	$2.20
Diluted	$3.11	$2.42	$2.12
Weighted average shares outstanding:
Basic	114,745	110,918	109,914
Diluted	122,932	116,418	113,982

See notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income

	Years Ended October 31,
(in thousands)	2018	2017	2016

Net income	$397,905	$306,373	$264,757

Other comprehensive income (loss):
Unrealized loss on cash flow hedges, net of tax	-	(413)	-
Amortization of net gains on cash flow hedges, net of tax	(101)	27	13
Unrealized gains (losses) on available-for-sale investments and reclassification adjustments, net of tax	(414)	1,185	(790)
Foreign currency translation adjustments	(5,192)	9,310	(8,220)
Other comprehensive income (loss), net of tax	(5,707)	10,109	(8,997)

Total comprehensive income	392,198	316,482	255,760
Comprehensive income attributable to non-controlling and other beneficial interests	(15,967)	(24,242)	(23,450)
Total comprehensive income attributable to Eaton Vance Corp. shareholders	$376,231	$292,240	$232,310

See notes to Consolidated Financial Statements.

Consolidated Balance Sheets

	October 31,
(in thousands, except share data)	2018	2017

Assets

Cash and cash equivalents	$600,696	$610,555
Management fees and other receivables	236,736	200,453
Investments	1,078,627	898,192
Assets of consolidated CLO entities:
Cash	216,598	-
Bank loans and other investments	874,304	31,348
Other assets	4,464	-
Deferred sales commissions	48,629	36,423
Deferred income taxes	45,826	67,100
Equipment and leasehold improvements, net	52,428	48,989
Intangible assets, net	80,885	89,812
Goodwill	259,681	259,681
Loan to affiliate	5,000	5,000
Other assets	95,454	83,348
Total assets	$3,599,328	$2,330,901

Liabilities, Temporary Equity and Permanent Equity
Liabilities:
Accrued compensation	$233,836	$207,330
Accounts payable and accrued expenses	91,410	68,115
Dividend payable	51,731	44,634
Debt	619,678	618,843
Liabilities of consolidated CLO entities:
Senior and subordinated note obligations	873,008	-
Line of credit	-	12,598
Other liabilities	154,185	-
Other liabilities	131,952	116,298
Total liabilities	2,155,800	1,067,818
Commitments and contingencies (Note 20)
Temporary Equity:
Redeemable non-controlling interests	335,097	250,823
Total temporary equity	335,097	250,823
Permanent Equity:
Voting Common Stock, par value $0.00390625 per share:
Authorized, 1,280,000 shares
Issued and outstanding, 422,935 and 442,932 shares, respectively	2	2
Non-Voting Common Stock, par value $0.00390625 per share:
Authorized, 190,720,000 shares
Issued and outstanding, 116,527,845 and 118,077,872 shares, respectively	455	461
Additional paid-in capital	17,514	148,284
Notes receivable from stock option exercises	(8,057)	(11,112)
Accumulated other comprehensive loss	(53,181)	(47,474)
Retained earnings	1,150,698	921,235
Total Eaton Vance Corp. shareholders' equity	1,107,431	1,011,396
Non-redeemable non-controlling interests	1,000	864
Total permanent equity	1,108,431	1,012,260
Total liabilities, temporary equity and permanent equity	$3,599,328	$2,330,901

See notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity

	Permanent Equity										Temporary Equity
(in thousands)	Voting and Non-Voting Common Shares	Voting Common Stock	Non-Voting Common Stock	Additional Paid-In Capital	Notes Receivable from Stock Option Exercises	Accumulated Other Comprehensive Loss	Appropriated Deficit	Retained Earnings	Non- Redeemable Non- Controlling Interests	Total Permanent Equity	Redeemable Non- Controlling Interests
Balance, November 1, 2015	115,886	$2	$451	$-	$(11,143)	$(48,586)	$(5,338)	$684,845	$1,725	$621,956	$88,913
Net income	-	-	-	-	-	-	9,768	241,307	4,066	255,141	9,616
Other comprehensive loss, net of tax	-	-	-	-	-	(8,997)	-	-	-	(8,997)	-
Dividends declared ($1.075 per share)	-	-	-	-	-	-	-	(122,154)	-	(122,154)	-
Issuance of Voting Common Stock	56	-	-	232	-	-	-	-	-	232	-
Issuance of Non-Voting Common Stock:
On exercise of stock options	3,805	-	15	107,851	(4,188)	-	-	-	-	103,678	-
Under employee stock purchase plans	98	-	-	3,145	-	-	-	-	-	3,145	-
Under employee stock purchase incentive plan	134	-	1	3,596	-	-	-	-	-	3,597	-
Under restricted stock plan, net of forfeitures	1,366	-	5	-	-	-	-	-	-	5	-
Stock-based compensation	-	-	-	71,337	-	-	-	-	-	71,337	-
Tax benefit of stock option exercises and vesting of restricted stock awards	-	-	-	2,240	-	-	-	-	-	2,240	-
Tax benefit of non-controlling interest repurchases (See Note 16)	-	-	-	52,657	-	-	-	-	-	52,657	-
Repurchase of Voting Common Stock	(28)	-	-	(77)	-	-	-	-	-	(77)	-
Repurchase of Non-Voting Common Stock	(7,329)	-	(28)	(221,949)	-	-	-	(30,998)	-	(252,975)	-
Principal repayments on notes receivable from stock option exercises	-	-	-	-	3,257	-	-	-	-	3,257	-
Net subscriptions (redemptions/distributions) of non-controlling interest holders	-	-	-	-	-	-	-	-	(4,886)	(4,886)	1,736
Net consolidations (deconsolidations) of sponsored investment funds and CLO entities	-	-	-	-	-	-	(4,430)	-	-	(4,430)	(1,567)
Reclass to temporary equity	-	-	-	-	-	-	-	-	(119)	(119)	119
Purchase of non-controlling interests	-	-	-	-	-	-	-	-	-	-	(8,821)
Changes in redemption value of non-controlling interests redeemable at fair value	-	-	-	(19,032)	-	-	-	-	-	(19,032)	19,032
Balance, October 31, 2016	113,988	$2	$444	$-	$(12,074)	$(57,583)	$-	$773,000	$786	$704,575	$109,028

See notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity (continued)

	Permanent Equity									Temporary Equity
(in thousands)	Voting and Non-Voting Common Shares	Voting Common Stock	Non-Voting Common Stock	Additional Paid-In Capital	Notes Receivable from Stock Option Exercises	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non- Redeemable Non- Controlling Interests	Total Permanent Equity	Redeemable Non- Controlling Interests
Balance, November 1, 2016	113,988	$2	$444	$-	$(12,074)	$(57,583)	$773,000	$786	$704,575	$109,028
Net income	-	-	-	-	-	-	282,131	4,079	286,210	20,163
Other comprehensive income, net of tax	-	-	-	-	-	10,109	-	-	10,109	-
Dividends declared ($1.150 per share)	-	-	-	-	-	-	(133,896)	-	(133,896)	-
Issuance of Non-Voting Common Stock:
On exercise of stock options	5,599	-	22	207,471	(3,538)	-	-	-	203,955	-
Under employee stock purchase plans	95	-	-	2,976	-	-	-	-	2,976	-
Under employee stock purchase incentive plan	108	-	-	3,997	-	-	-	-	3,997	-
Under restricted stock plan, net of forfeitures	1,625	-	6	-	-	-	-	-	6	-
Stock-based compensation	-	-	-	79,525	-	-	-	-	79,525	-
Tax benefit of stock option exercises and vesting of restricted stock awards	-	-	-	3,165	-	-	-	-	3,165	-
Tax benefit of non-controlling interest repurchases	-	-	-	8,454	-	-	-	-	8,454	-
Repurchase of Non-Voting Common Stock	(2,894)	-	(11)	(126,188)	-	-	-	-	(126,199)	-
Principal repayments on notes receivable from stock option exercises	-	-	-	-	4,500	-	-	-	4,500	-
Net subscriptions (redemptions/distributions) of non-controlling interest holders	-	-	-	-	-	-	-	(3,937)	(3,937)	191,822
Net consolidations (deconsolidations) of sponsored investment funds	-	-	-	-	-	-	-	-	-	(81,382)
Reclass to temporary equity	-	-	-	-	-	-	-	(64)	(64)	64
Purchase of non-controlling interests	-	-	-	-	-	-	-	-	-	(19,988)
Changes in redemption value of non-controlling interests redeemable at fair value	-	-	-	(31,116)	-	-	-	-	(31,116)	31,116
Balance, October 31, 2017	118,521	$2	$461	$148,284	$(11,112)	$(47,474)	$921,235	$864	$1,012,260	$250,823

See notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity (continued)

	Permanent Equity									Temporary Equity
(in thousands)	Voting and Non-Voting Common Shares	Voting Common Stock	Non-Voting Common Stock	Additional Paid-In Capital	Notes Receivable from Stock Option Exercises	Accumulated Other Comprehensive Income Loss	Retained Earnings	Non- Redeemable Non- Controlling Interests	Total Permanent Equity	Redeemable Non- Controlling Interests
Balance, November 1, 2017	118,521	$2	$461	$148,284	$(11,112)	$(47,474)	$921,235	$864	$1,012,260	$250,823
Cumulative effect adjustment upon adoption of new accounting standard (ASU 2016-09)	-	-	-	675	-	-	(523)	-	152	-
Net income	-	-	-	-	-	-	381,938	3,049	384,987	12,918
Other comprehensive loss, net of tax	-	-	-	-	-	(5,707)	-	-	(5,707)	-
Dividends declared ($1.280 per share)	-	-	-	-	-	-	(151,952)	-	(151,952)	-
Issuance of Non-Voting Common Stock:
On exercise of stock options	2,526	-	11	70,156	(1,770)	-	-	-	68,397	-
Under employee stock purchase plans	76	-	-	3,168	-	-	-	-	3,168	-
Under employee stock purchase incentive plan	104	-	-	4,877	-	-	-	-	4,877	-
Under restricted stock plan, net of forfeitures	1,308	-	5	-	-	-	-	-	5	-
Stock-based compensation	-	-	-	87,047	-	-	-	-	87,047	-
Tax benefit of non-controlling interest repurchases	-	-	-	5,649	-	-	-	-	5,649	-
Repurchase of Voting Common Stock	(20)	-	-	(171)	-	-	-	-	(171)	-
Repurchase of Non-Voting Common Stock	(5,564)	-	(22)	(286,664)	-	-	-	-	(286,686)	-
Principal repayments on notes receivable from stock option exercises	-	-	-	-	4,825	-	-	-	4,825	-
Net subscriptions (redemptions/distributions) of non-controlling interest holders	-	-	-	-	-	-	-	(2,947)	(2,947)	103,775
Net consolidations (deconsolidations) of sponsored investment funds	-	-	-	-	-	-	-	-	-	(25,320)
Reclass to temporary equity	-	-	-	-	-	-	-	34	34	(34)
Purchase of non-controlling interests	-	-	-	-	-	-	-	-	-	(22,572)
Changes in redemption value of non-controlling interests redeemable at fair value	-	-	-	(15,507)	-	-	-	-	(15,507)	15,507
Balance, October 31, 2018	116,951	$2	$455	$17,514	$(8,057)	$(53,181)	$1,150,698	$1,000	$1,108,431	$335,097

See notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

	Years Ended October 31,
(in thousands)	2018	2017	2016
Cash Flows From Operating Activities:
Net income	$397,905	$306,373	$264,757
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,013	19,132	20,798
Unamortized loss on derivative instrument	-	(684)	-
Amortization of deferred sales commissions	18,394	16,231	15,458
Stock-based compensation	87,047	79,525	71,337
Deferred income taxes	25,246	14,345	22,089
Net losses on investments and derivatives	17,796	1,900	116
Loss on expiration of Hexavest option	6,523	-	-
Equity in net income of affiliates, net of tax	(11,373)	(10,870)	(10,552)
Dividends received from affiliates	12,243	11,447	11,460
Loss on extinguishment of debt	-	5,396	-
Consolidated CLO entities’ operating activities:
Net gains on bank loans, other investments and note obligations	(1,999)	-	(6,094)
Amortization	(248)	-	(624)
(Increase) decrease in other assets and cash, net of other liabilities	(165,470)	-	80,468
Changes in operating assets and liabilities:
Management fees and other receivables	(36,427)	(14,167)	1,334
Investments in trading securities	(245,054)	(396,619)	(93,420)
Deferred sales commissions	(30,598)	(25,577)	(17,380)
Other assets	(7,727)	(11,608)	(4,051)
Accrued compensation	26,806	33,489	(4,845)
Accounts payable and accrued expenses	10,287	7,330	(5,482)
Other liabilities	5,286	44,032	(1,889)
Net cash provided by operating activities	133,650	79,675	343,480
Cash Flows From Investing Activities:
Additions to equipment and leasehold improvements	(18,747)	(12,698)	(10,682)
Issuance of loan to affiliate	-	-	(5,000)
Net cash paid in acquisitions	-	(63,605)	(10,155)
Proceeds from sale of investments(1)	24,486	16,502	12,707
Purchase of investments(1)	(7,022)	(276)	(17,177)
Proceeds from sale of investments in CLO entity note obligations(1)	76,563	-	4,668
Purchase of investments in CLO entity note obligations(1)	(147,322)	-	-
Consolidated CLO entities’ investing activities:
Proceeds from sales of bank loans and other investments	154,871	-	166,460
Purchase of bank loans and other investments	(407,883)	(31,348)	(249,099)
Net cash used for investing activities	(325,054)	(91,425)	(108,278)

(1)	In fiscal 2018, the Company elected to present the investing cash flows related to the purchase and sale of investments in CLO entity note obligations separately from the purchase and sale of other investments. The prior year amounts, which were previously presented within the purchase and sale of investments line items, were reclassified to these line items for comparability purposes.

See notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows (continued)

	Years Ended October 31,
(in thousands)	2018	2017	2016
Cash Flows From Financing Activities:
Purchase of additional non-controlling interest	(20,818)	(9,820)	(15,673)
Debt issuance costs	-	(2,761)	-
Proceeds from issuance of debt	-	298,896	-
Repayment of debt	-	(250,000)	-
Loss on extinguishment of debt	-	(5,396)	-
Proceeds from issuance of Voting Common Stock	-	-	232
Proceeds from issuance of Non-Voting Common Stock	76,447	210,934	110,425
Repurchase of Voting Common Stock	(171)	-	(77)
Repurchase of Non-Voting Common Stock	(273,550)	(126,199)	(252,975)
Principal repayments on notes receivable from stock option exercises	4,825	4,500	3,257
Dividends paid	(144,855)	(125,785)	(118,621)
Net subscriptions received from (redemptions/distributions paid to) non-controlling interest holders	100,360	188,463	302
Consolidated CLO entities’ financing activities:
Proceeds from line of credit	245,898	12,598	-
Repayment of line of credit	(258,496)	-	-
Issuance of senior and subordinated note obligations	1,320,397	-	-
Principal repayments of senior and subordinated note obligations	(865,624)	-	-
Net cash provided by (used for) financing activities	184,413	195,430	(273,130)
Effect of currency rate changes on cash and cash equivalents	(2,868)	2,701	(3,456)
Net increase (decrease) in cash and cash equivalents	(9,859)	186,381	(41,384)
Cash and cash equivalents, beginning of year	610,555	424,174	465,558
Cash and cash equivalents, end of year	$600,696	$610,555	$424,174
Supplemental Cash Flow Information:
Cash paid for interest	$22,660	$25,535	$28,413
Cash paid for interest upon repayment of debt	-	1,354	-
Cash paid for interest by consolidated CLO entities	10,681	-	11,024
Cash paid for income taxes, net of refunds	135,105	143,948	128,845
Supplemental Disclosure of Non-Cash Information:
Increase in equipment and leasehold improvements due to non-cash additions	$1,336	$863	$453
Exercise of stock options through issuance of notes receivable	1,770	3,538	4,188
Non-Voting Common Stock repurchases recorded in accounts payable and accrued expenses	13,136	-	-
Non-controlling interest call option exercise recorded in other liabilities	14,133	12,379	2,510
Increase (decrease) in non-controlling interest due to net consolidations (deconsolidation) of sponsored investment funds	(25,320)	129,587	(1,567)
Increase in bank loans and other investments of consolidated CLO entities due to unsettled purchases	149,617	-	-
Initial Consolidation of CLO Entities:
Increase in bank loans and other investments	$814,122	$31,348	$-
Increase in senior loan obligations	843,089	-	-
Increase in line of credit	-	12,598	-
Deconsolidation of CLO Entities:
Decrease in bank loans and other investments	$379,676	$-	$(389,856)
Decrease in senior and subordinated loan obligations	378,742	-	(397,544)

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

Revenue is largely dependent on the total value and composition of assets under management, which include sponsored funds and separate accounts. Accordingly, fluctuations in financial markets and changes in the composition of assets under management affect revenue and the results of operations.

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

Adoption of new accounting standards

In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update, Improvements to Employee Share-Based Payment Accounting (ASU 2016-09), which simplifies certain aspects of the accounting for share-based payment transactions. The Company adopted ASU 2016-09 as of November 1, 2017. Under this ASU, excess tax benefits or tax deficiencies related to the exercise of stock options and vesting of restricted stock awards are no longer recognized in additional paid-in capital but rather as an income tax benefit or income tax expense in the period of vesting or settlement. This provision of the ASU requires a prospective approach to adoption. During the year ended October 31, 2018, the Company recognized excess tax benefits of $17.5 million attributable to the exercise of stock options and vesting of restricted stock awards in conjunction with the adoption of this ASU.

This guidance also requires that the excess tax benefits or tax deficiencies described above be classified as an operating cash flow within the Consolidated Statements of Cash Flows as opposed to a financing cash flow, as previously reported. The Company elected to use a retrospective approach to the adoption of this provision of the ASU. As a result, excess tax benefits of $14.8 million and $2.9 million recognized for the years ended October 31, 2017 and 2016 were reclassified out of financing activities and into operating activities.

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

Where applicable, the Company’s significant accounting policies discussed below have been amended to reflect the adoption of ASU 2016-09 as of November 1, 2017.

Principles of consolidation

The Consolidated Financial Statements include the accounts of the Company and its controlled affiliates. All legal entities are evaluated for consolidation under two primary consolidation models; namely the voting interest entity model and the variable interest entity (VIE) model. Both consolidation models require the Company to consolidate a legal entity when it has a controlling financial interest in that entity. The Company recognizes non-controlling and other beneficial interests (held by third parties) in consolidated affiliates in which the Company’s ownership is less than 100 percent. All intercompany accounts and transactions have been eliminated in consolidation.

Under the voting interest entity model, the Company consolidates any voting interest entity when the Company is considered to have a controlling financial interest, which is typically present when the Company’s voting ownership exceeds 50 percent or where the Company otherwise has the power to govern the financial and operating policies of the entity. Voting interest entities primarily include wholly- and majority-owned affiliates through which the Company conducts its business.

The Company evaluates any VIEs in which the Company has a variable interest for consolidation. A VIE is an entity in which either: (a) the equity investment at risk is not sufficient to permit the entity to finance its own activities without additional financial support; or (b) where as a group, the holders of the equity investment at risk do not possess: (i) the power through voting or similar rights to direct the activities that most significantly affect the entity’s economic performance, (ii) the obligation to absorb expected losses or the right to receive expected residual returns of the entity or (iii) proportionate voting and economic interests (in instances in which substantially all of the entity’s activities either involve or are conducted on behalf of an investor with disproportionately fewer voting rights). If an entity has any of these characteristics, it is considered a VIE and is required to be consolidated by its primary beneficiary.

The Company is deemed to be the primary beneficiary of a VIE when it has a variable interest that provides it with both (i) the power to direct the activities that most significantly affect the VIE’s economic performance, and (ii) the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE. VIEs consolidated by the Company primarily include various open-end registered investment companies that it sponsors (sponsored funds) and collateralized loan obligation (CLO) entities. The Company’s initial and continuous ongoing assessment of whether it qualifies as the primary beneficiary of a VIE is complex. Additional considerations relevant to the application of the VIE model to sponsored funds and CLO entities are discussed below.

The Company may consolidate one or more sponsored funds or CLO entities during a given reporting period. Due to the similarity of risks related to the Company’s involvement with each of these entities, and disclosures required under the VIE model, certain disclosures regarding these entities are aggregated.

Consolidation of sponsored funds

With limited exceptions, each of the Company’s sponsored funds is organized as a separately managed component (or series) of a series trust. All assets of a series irrevocably belong to that series and are subject to the liabilities of that series; under no circumstances are the liabilities of one series payable by another series. The Company’s series trusts have no equity investment at risk; rather, all equity is issued at the series level. However, decisions regarding the trustees of the trust and certain key activities of each series (i.e., sponsored fund) within the trust, such as appointment of each sponsored fund’s investment adviser, typically reside at the trust level. As a result, shareholders of a sponsored fund that is organized as a series of a series trust lack the ability to control the key decision-making processes that most significantly affect the economic performance of the sponsored fund. Accordingly, the Company believes that each trust is a variable interest entity (VIE) and each sponsored fund within the trust is a silo that will be evaluated for consolidation as a separate VIE. Having concluded that each silo is a VIE for accounting purposes, the primary beneficiary evaluation is focused on an analysis of economic interests in each silo.

The Company regularly seeds new sponsored funds and may hold a significant interest in the shares of a sponsored fund during the seed investment stage when the sponsored fund’s investment track record is being established. To the extent that the Company’s interest in a sponsored fund is limited to: (i) market-based fees earned from the fund that are commensurate with the level of effort to provide the service; and (ii) other interests that, in aggregate, would absorb an insignificant amount of variability in the fund, the Company’s management contract would not be considered a variable interest that provides the Company with the power to direct the activities of the fund and would therefore not be required to consolidate the fund. The Company has concluded that its fees earned from asset management arrangements with sponsored funds in which the Company holds a significant (at least 10 percent) ownership interest in the fund do represent variable interests that convey both power, in combination with the ownership interest, and significant economic exposure (both characteristics of a controlling financial interest) to the Company and therefore the Company would be deemed to be the primary beneficiary that would be required to consolidate the fund.

Upon consolidation, management fee revenue earned on, as well as the Company’s investments in, consolidated sponsored funds are eliminated. The Company retains the specialized accounting treatment of the sponsored fund in consolidation whereby the underlying investments are carried at fair value, with corresponding changes in fair value reflected in gains (losses) and other investment income, net, in the Company’s Consolidated Statements of Income. When the Company is no longer deemed to hold a controlling financial interest in a sponsored fund, the Company deconsolidates the sponsored fund and removes the related assets, liabilities and non-controlling interests from its balance sheet and classifies the Company’s remaining equity investment as available-for-sale. Because consolidated sponsored funds carry their assets and liabilities at fair value, there is no incremental gain or loss recognized upon deconsolidation.

Consolidation of CLO entities

In the normal course of business, the Company provides collateral management services to, and in certain cases invests in, sponsored CLO entities. The Company evaluates such CLO entities under the VIE model as the equity investment at risk is not sufficient to finance the activities of these entities, which are primarily financed through the issuance of senior debt obligations. The fees paid to the Company as collateral manager are not considered to be variable interests in sponsored CLO entities in cases where each of the following conditions are met: (i) the fees paid to the Company are commensurate with the level of effort required to provide the collateral management services, (ii) the Company does not hold other interests in the CLO entity that individually, or in the aggregate, would absorb more than an insignificant amount (less than 10 percent) of the CLO entity’s expected losses or residual returns, and (iii) the terms of the collateral management agreement between the Company and the CLO entity are consistent with the terms for similar services negotiated at arm’s length. If each of these criteria are not met, the Company is deemed to have a variable interest in the CLO entity and would be required to consolidate the VIE if the Company is the primary beneficiary.

In assessing whether the Company is the primary beneficiary of a sponsored CLO entity, the Company considers its role as collateral manager and the significance of other interests in the CLO entity that are held by the Company. As collateral manager, the Company has the power to direct the activities that most significantly affect the economic performance of these entities. In cases where the Company holds at least 10 percent of the subordinated interests of a CLO entity, the Company is deemed to have the obligation to absorb losses of, or the right to receive benefits from, the CLO entity that could potentially be significant to the CLO entity. Accordingly, the Company deems itself to be the primary beneficiary of a CLO entity, and thus consolidates the entity, in cases where the Company both: (i) provides collateral management services to the CLO entity and (ii) holds at least 10 percent of the subordinated interests of the CLO entity.

Upon consolidation, management fee revenue earned on, as well as the Company’s subordinated interests in, consolidated CLO entities are eliminated. The Company applies the measurement alternative to Accounting Standard Codification (ASC) 820, related to fair value measurement for collateralized financing entities upon the initial consolidation and for the subsequent measurement of CLO entities in the securitization phase. The measurement alternative requires reporting entities to use the more observable of the fair value of the financial assets or the fair value of the financial liabilities to measure both the financial assets and the financial liabilities of a collateralized financing entity. Any gain or loss resulting from the initial application of the measurement alternative is reflected in earnings attributable to the reporting entity. Subsequent to initial consolidation, the application of the measurement alternative requires the Company to recognize in earnings amounts that reflect the equivalent of its own economic interests in the CLO entity, which generally include both changes in fair value of any retained investment, and management fees as compensation for collateral management services. When the Company is no longer deemed to be the primary beneficiary of a CLO entity, the Company deconsolidates the CLO entity and removes the related assets and liabilities from its balance sheet. Because assets and liabilities of consolidated CLO entities in the securitization phase are carried at fair value pursuant to the measurement alternative to ASC 820 previously described, there is no incremental gain or loss recognized upon deconsolidation.

Segment information

Management has determined that the Company operates in one segment, namely as an investment adviser managing funds and separate accounts. The Company’s determination that it operates in one business segment is based on the fact that the Company’s Chief Executive Officer reviews the Company’s financial performance at an aggregate level. All of the business services provided by the Company relate to investment management and are subject to similar regulatory frameworks. Investment management teams at the Company are generally not aligned with specific business lines or distribution channels; in many instances, the investment professionals who manage the Company’s sponsored funds are the same investment professionals who manage the Company’s separately managed accounts.

Cash and cash equivalents

Cash and cash equivalents consists principally of cash as well as cash equivalents that may consist of short-term, highly liquid investments in money market funds, commercial paper, certificates of deposit and holdings of Treasury and government agency securities, which are readily convertible to cash. Cash equivalents have maturities of less than three months on the date of acquisition and are stated at fair value or cost, which approximates fair value due to the short-term maturities of the underlying investments.

Restricted cash

Restricted cash consists principally of cash collateral required for margin accounts established to support derivative positions, and is included as a component of other assets on the Company’s Consolidated Balance Sheets. Such derivatives are used to hedge certain investments in consolidated sponsored funds and separately managed accounts seeded for business development purposes (consolidated seed investments). Because the accounts are used to support trading activities, changes in restricted cash balances are reflected as operating cash flows in other assets in the Company’s Consolidated Statements of Cash Flows.

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

Derivative financial instruments

The Company may utilize derivative financial instruments to hedge market, interest rate, commodity and currency risks associated with its investments in separate accounts and certain consolidated sponsored funds seeded for business development purposes, exposures to fluctuations in foreign currency exchange rates associated with investments denominated in foreign currencies and interest rate risk inherent in debt offerings. These derivative financial instruments may or may not qualify for designation in a hedge relationship for accounting purposes. In addition, certain consolidated seed investments may enter into derivative financial instruments within their portfolios to achieve stated investment objectives. The Company does not use derivative financial instruments for speculative purposes.

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

Deferred sales commissions

Sales commissions paid to broker-dealers in connection with the sale of certain classes of shares of sponsored open-end and private funds are generally deferred and amortized over the period during which redemptions by the purchasing shareholder are subject to a contingent deferred sales charge, which does not exceed five years from purchase. Distribution plan payments received from these funds are recorded in revenue as earned. Contingent deferred sales charges and early withdrawal charges received from redeeming shareholders of these sponsored funds are generally applied to reduce the Company’s unamortized deferred sales commission assets. Should the Company lose its ability to recover such sales commissions through distribution plan payments and contingent deferred sales charges, the value of its deferred sales commission asset would immediately decline, as would related future cash flows.

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

Income taxes

Deferred income taxes reflect the expected future tax consequences of temporary differences between the carrying amounts and tax bases of the Company’s assets and liabilities measured using rates expected to be in effect when such differences reverse. To the extent that deferred tax assets are considered more likely than not to be unrealizable, valuation allowances are provided. Any adjustments to deferred tax assets and liabilities attributable to changes in tax laws or rates are recorded as an expense or benefit in the period that the new legislation is enacted.

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

Intangible assets

Amortizing identifiable intangible assets generally represent the cost of client relationships, intellectual property, trademarks and research systems. In valuing these assets, the Company makes assumptions regarding useful lives and projected growth rates, and significant judgment is required. The Company periodically reviews its amortizing identifiable intangible assets for impairment as events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If the carrying amounts of those assets exceed their respective fair values, an impairment loss is recognized equal to that excess.

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

The Company has contractual arrangements with third parties to provide certain fund-related services, including sub-advisory and distribution-related services. Management’s determination of whether related revenue should be reported on a gross basis, without subtracting payments to third-party service providers, or net of payments to third-party service providers is based on management’s assessment of whether the Company is acting as the principal service provider or is acting as an agent. The primary factors considered in assessing the nature of the Company’s role include (1) whether the Company is responsible for the fulfillment of the obligation, including the acceptability of the services provided; (2) whether the Company has reasonable latitude to establish the price of the service provided; (3) whether the Company has the discretion to select the service provider; and (4) whether the Company assumes credit risk in the arrangement.

Pursuant to management’s assessment of the criteria described above, management fees are recorded gross of any sub-advisory payments, with the corresponding fees paid to any sub-adviser based on the terms of those arrangements included in fund-related expenses in the Company’s Consolidated Statements of Income.

Distribution, underwriter and service fees

Distribution and service fees for all share classes subject to these fees are calculated as a percentage of average daily net assets and recorded in revenue as earned, gross of any third-party distribution and service fee payments made by the Company. Distribution and service fees are earned daily and paid monthly. The expenses associated with third-party distribution and service fee arrangements are recorded in distribution and service fee expense, respectively, as the services are provided by the third party. These expenses are also paid monthly.

Underwriter commissions are earned on sales of shares of sponsored mutual funds on which investors pay a sales charge at the time of purchase. Otherwise applicable sales charges and underwriter commissions may be waived or reduced on shareholder purchases that exceed specified minimum amounts and on purchases by certain categories of investors.

Advertising and promotion

The Company expenses all advertising and promotional costs as incurred. Advertising costs incurred were not material to the Company’s Consolidated Financial Statements in the fiscal years ended October 31, 2018, 2017 or 2016.

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

Earnings per share

Basic earnings per share is calculated by dividing net income attributable to Eaton Vance Corp. shareholders by the weighted-average number of shares outstanding during the reporting period. Diluted earnings per share is calculated by dividing net income attributable to Eaton Vance Corp. shareholders by the weighted-average number of common shares outstanding during the period plus the dilutive effect of any potential common shares outstanding during the period using the treasury stock method.

Stock-based compensation

The Company accounts for stock-based compensation expense at fair value. Under the fair value method, stock-based compensation expense for equity awards, which reflects the fair value of stock-based awards measured at grant date, is recognized on a straight-line basis over the relevant service period (generally five years) and is adjusted each period for forfeitures as they occur.

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

Comprehensive income

The Company reports all changes in comprehensive income in its Consolidated Statements of Comprehensive Income. Comprehensive income includes net income, unrealized gains and losses on certain derivatives designated as cash flow hedges and related reclassification adjustments attributable to the amortization of net gains and losses on these derivatives, unrealized holding gains and losses on investment securities classified as available-for-sale and related reclassification adjustments attributable to realized net gains and losses on disposal of these securities, and foreign currency translation adjustments, in each case net of tax. When the Company has established an indefinite reinvestment assertion for a foreign subsidiary, deferred income taxes are not provided on the related foreign currency translation.

Non-controlling interests

Non-redeemable non-controlling interests consist entirely of unvested interests granted to employees of the Company’s majority-owned subsidiaries. These grants become subject to holder put rights upon vesting and are reclassified to temporary equity as vesting occurs.

Redeemable non-controlling interests include vested interests held by employees of the Company’s majority-owned subsidiaries and are recorded in temporary equity at estimated redemption value. Future payments to purchase these interests reduce temporary equity. Future changes in the redemption value of these interests are recognized as increases or decreases to additional paid-in capital. Redeemable non-controlling interests also include interests in the Company’s consolidated sponsored funds given that investors in those funds may request withdrawals at any time.

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

In addition, certain costs incurred to obtain and fulfill contracts with customers may need to be capitalized if they meet certain criteria. This guidance was further updated in March 2016 to clarify how companies should evaluate the principal-versus-agent aspects of the previously issued revenue guidance. The new guidance is effective for the Company’s fiscal year that began on November 1, 2018. The Company will apply a full retrospective approach to adoption.

The process undertaken by the Company to implement the new guidance included, among other things, applying the five steps in the new revenue framework to contracts with customers covering a broad range of investment strategies and services, applying the guidance on how to account for costs to obtain and fulfill such contracts, and determining whether the Company is acting as a principal or an agent in relation to identified performance obligations. The Company has substantially completed these efforts and is currently in the process of preparing enhanced revenue disclosures required by the new guidance. Based upon the procedures performed to date, the Company does not anticipate any significant changes to the timing of recognition of revenue or recognition of costs incurred to obtain and fulfill the revenue contracts.

The Company expects that the amended guidance will affect the presentation of certain revenue and expense balances. Specifically, the Company expects that fund subsidies of $26.9 million and $13.9 million currently presented in fund-related expenses in the Consolidated Statements of Income for the years ended October 31, 2018 and 2017, respectively, will be presented as a reduction in management fee revenue. Separately, in applying the revised principal-versus-agent guidance to the Company’s various distribution contracts, the Company expects that, for certain classes of shares in sponsored funds with a front-end load commission pricing structure, the entire front-end load commission (including both the underwriting commission retained by the Company and the sales charge paid to the selling broker-dealer) will be presented within distribution and underwriting fee revenue and the sales charge paid to the selling broker-dealer will be presented within distribution expense in the Consolidated Statements of Income. Currently, only the underwriting commission retained by the Company is presented within distribution and underwriting fee revenue and the sales charge paid to the selling broker-dealer is not reflected within distribution expense. The Company expects that distribution and underwriter fees and distribution expense will each be increased by approximately $17.1 million and $17.0 million for the years ended October 31, 2018 and 2017, respectively, attributable to this change.

Financial instruments

In January 2016, FASB issued an amendment to its financial instruments guidance, which amends certain aspects of the recognition, measurement, presentation and disclosure of financial instruments. The new guidance is effective for the Company’s fiscal year that began on November 1, 2018. Except for those investments accounted for using the equity method of accounting and investments in consolidated investees, the amendment requires substantially all equity investments with a readily determinable fair value to be measured at fair value, with changes in fair value recognized in net income. The amendment effectively eliminates the ability, at acquisition, to classify an equity investment as available-for-sale with holding gains and losses presented in other comprehensive income until realized. The guidance requires a modified retrospective approach to adoption. The Company held $10.3 million of available-for-sale equity investments in sponsored funds at October 31, 2018. Upon adoption, the Company expects to reclassify $3.7 million of net unrealized holding gains, net of tax, attributable to these securities from accumulated other comprehensive income (loss) to retained earnings.

In June 2016, the FASB issued new guidance for the accounting for credit losses, which changes the impairment model for most financial assets. The new guidance requires the use of an “expected loss”

model for instruments measured at amortized cost and an allowance for credit loss model for available-for-sale debt securities. The new guidance is effective for the Company’s fiscal year that begins on November 1, 2020 and requires a modified retrospective approach to adoption. Early adoption is permitted for the fiscal year beginning November 1, 2019. The Company is currently evaluating the potential impact of this guidance on its Consolidated Financial Statements and related disclosures.

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

Statement of cash flows

In August 2016, the FASB issued new guidance that addresses eight specific cash flow issues to reduce diversity in practice in how certain cash receipts and cash payments are presented on the Statements of Cash Flows. The new guidance is effective for the Company’s fiscal year that began November 1, 2018 and requires a retrospective approach to adoption. The Company does not expect the adoption of this standard to have a material impact on its Consolidated Financial Statements and related disclosures.

In November 2016, the FASB issued an amendment to existing guidance on the presentation and classification of restricted cash in the statement of cash flows. The amendment requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new guidance is effective for the Company’s fiscal year that began on November 1, 2018 and requires a retrospective approach to adoption. The Company does not expect the adoption of this standard to have a material impact on its Consolidated Financial Statements and related disclosures.

Simplifying the test for goodwill impairment

In January 2017, the FASB issued amended guidance that simplifies the test for goodwill impairment. The standard eliminates the Step 2 from the goodwill impairment test. Under the amended guidance, an entity should perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity will recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, but the loss cannot exceed the total amount of goodwill allocated to the reporting unit. The new guidance is effective for the Company’s fiscal year that begins on November 1, 2020 and requires a prospective approach to adoption. Early adoption is permitted for interim or annual goodwill impairment tests. The Company is currently evaluating the potential impact of this guidance on its Consolidated Financial Statements and related disclosures.

Disclosure requirements for fair value measurement

In August 2018, the FASB issued guidance that makes changes to the disclosure requirements for fair value measurements. Notably, this guidance removes the disclosure requirements for the amount of, and reasons for, transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels, and the valuation processes for Level 3 fair value measurements. This guidance also adds new disclosure requirements for the range and weighted average of significant unobservable inputs used to develop fair value measurements categorized within Level 3 of the fair value hierarchy. The new guidance is effective for the Company’s fiscal year that begins on November 1, 2020. Early adoption is permitted. The Company is currently evaluating the potential impact of this guidance on its Consolidated Financial Statements and related disclosures.

Capitalization of implementation costs in a cloud computing service contract

In August 2018, the FASB issued new guidance that aligns the accounting requirements for capitalizing implementation costs (implementation, setup, and other upfront costs) related to cloud computing (hosting) arrangements that are accounted for as a service contract with the accounting requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). This new guidance does not affect the accounting for the hosting element of a cloud computing arrangement that is a service contract. The new guidance is effective for the Company’s fiscal year that begins on November 1, 2020. Early adoption is permitted and the new guidance may be adopted either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company is currently evaluating the potential impact of this guidance on its Consolidated Financial Statements and related disclosures.

3.	Consolidated Sponsored Funds

Underlying investments held by consolidated sponsored funds were included in investments on the Company’s Consolidated Balance Sheets and classified as trading securities at October 31, 2018 and 2017. Net investment income or (loss) related to consolidated sponsored funds was included in gains (losses) and other investment income, net, on the Company’s Consolidated Statements of Income for all periods presented. The impact of consolidated sponsored funds’ net income or (loss) on net income attributable to Eaton Vance Corp. shareholders was reduced by amounts attributable to non-controlling interest holders, which are recorded in net income attributable to non-controlling and other beneficial interests on the Company’s Consolidated Statements of Income for all periods presented. The extent of the Company’s exposure to loss with respect to a consolidated sponsored fund is limited to the amount of the Company’s investment in the sponsored fund and any uncollected management and performance fees. The Company is not obligated to provide financial support to sponsored funds. Only the assets of a sponsored fund are available to settle its obligations. Beneficial interest holders of sponsored funds do not have recourse to the general credit of the Company.

The following table sets forth the balances related to consolidated sponsored funds at October 31, 2018 and 2017, as well as the Company’s net interest in these funds:

(in thousands)	2018	2017
Investments	$540,582	$401,726
Other assets	15,471	13,537
Other liabilities	(57,286)	(50,314)
Redeemable non-controlling interests	(244,970)	(154,061)
Net interest in consolidated sponsored funds	$253,797	$210,888

4.	Investments

The following is a summary of investments at October 31, 2018 and 2017:

(in thousands)	2018	2017
Investment securities, trading:
Short-term debt securities	$273,320	$213,537
Consolidated sponsored funds	540,582	401,726
Separately managed accounts	89,121	93,113
Total investment securities, trading	903,023	708,376
Investment securities, available-for-sale	10,329	22,465
Investments in non-consolidated CLO entities	2,895	3,609
Investments in equity method investees	141,506	144,911
Investments, other	20,874	18,831
Total investments(1)	$1,078,627	$898,192

(1)	Excludes bank loans and other investments held by consolidated CLO entities, which are discussed in Note 6.

Investment securities, trading

The following is a summary of the fair value of investments classified as trading at October 31, 2018 and 2017:

(in thousands)	2018	2017
Short-term debt securities	$273,320	$213,537
Other debt securities	470,033	313,351
Equity securities	159,670	181,488
Total investment securities, trading	$903,023	$708,376

The Company recognized gains (losses) related to trading securities still held at the reporting date of $(22.8) million, $15.9 million and $11.3 million for the years ended October 31, 2018, 2017 and 2016, respectively, within gains (losses) and other investment income, net, on the Company’s Consolidated Statements of Income.

Investment securities, available-for-sale

The following is a summary of the gross unrealized gains and losses included in accumulated other comprehensive income (loss) related to securities classified as available-for-sale at October 31, 2018 and 2017:

October 31, 2018		Gross Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
Investment securities, available-for-sale	$4,150	$6,206	$(27)	$10,329

October 31, 2017		Gross Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
Investment securities, available-for-sale	$15,755	$6,718	$(8)	$22,465

Net unrealized holding gains (losses) on investment securities classified as available-for-sale included in other comprehensive income (loss) on the Company’s Consolidated Statements of Comprehensive Income were $2.4 million, $1.9 million and $0.7 million for the years ended October 31, 2018, 2017 and 2016, respectively.

The Company did not recognize any impairment losses on investment securities classified as available-for-sale for the years ended October 31, 2018 or 2017. The Company recognized $0.3 million of other-than-temporary impairment losses related to investment securities classified as available-for-sale, which amount is included in gains (losses) and other investment income, net, on the Company’s Consolidated Statement of Income for the year ended October 31, 2016.

The aggregate fair value of available-for-sale investments in an unrealized loss position at October 31, 2018 was $0.5 million; unrealized losses related to these investments totaled $27,000. No investment with a gross unrealized loss has been in a material loss position for greater than one year.

The following is a summary of the Company’s realized gains and losses recognized upon disposition of investments classified as available-for-sale for the years ended October 31, 2018, 2017 and 2016:

(in thousands)	2018	2017	2016
Gains	$3,350	$307	$2,191
Losses	(110)	(1)	(37)
Net realized gains	$3,240	$306	$2,154

Investments in non-consolidated CLO entities

The Company provides investment management services for, and has made direct investments in, a number of CLO entities that it does not consolidate, as described further in Note 6. The Company’s investments in non-consolidated CLO entities are carried at amortized cost unless impaired, at which point they are written down to fair value. At October 31, 2018 and 2017, the carrying values of such investments were $2.9 million and $3.6 million, respectively. At October 31, 2018 and 2017, combined assets under management in the pools of non-consolidated CLO entities were $0.8 billion and $1.5 billion, respectively.

The Company recognized $0.2 million, $0.4 million and $0.3 million of impairment losses related to the Company’s investments in non-consolidated CLO entities for the years ended October 31, 2018, 2017 and 2016, respectively.

Investments in equity method investees

The Company has a 49 percent interest in Hexavest Inc. (Hexavest), a Montreal, Canada-based investment adviser. The carrying value of this investment was $138.0 million and $142.0 million at October 31, 2018 and 2017, respectively. At October 31, 2018, the Company’s investment in Hexavest consisted of $6.0 million of equity in the net assets of Hexavest, definite-lived intangible assets of $21.3 million and goodwill of $116.4 million, net of a deferred tax liability of $5.7 million. At October 31, 2017, the Company’s investment in Hexavest consisted of $6.1 million of equity in the net assets of Hexavest, definite-lived intangible assets of $23.7 million and goodwill of $118.6 million, net of a deferred tax liability of $6.4 million. The Company’s investment in Hexavest is denominated in Canadian dollars and is subject to foreign currency translation adjustments, which are recorded in accumulated other comprehensive income (loss). The year-over-year change in the carrying value of goodwill is entirely attributable to foreign currency translation adjustments.

The Company also has a seven percent equity interest in a private equity partnership managed by a third party that invests in companies in the financial services industry. The Company’s investment in the partnership was $3.5 million and $2.9 million at October 31, 2018 and 2017, respectively.

The Company did not recognize any impairment losses related to its investments in equity method investees during the years ended October 31, 2018, 2017 or 2016.

During the years ended October 31, 2018, 2017 and 2016, the Company received dividends of $12.2 million, $11.4 million and $11.5 million, respectively, from its investments in equity method investees.

Investments, other

Investments, other, which totaled $20.9 million and $18.8 million at October 31, 2018 and 2017, respectively, primarily consists of investments carried at cost.

In fiscal 2016, the Company participated as lead investor in an equity financing in SigFig, an independent San Francisco-based wealth management technology firm. In June 2018, the Company invested an additional $2.0 million in SigFig. The carrying value of the Company’s investment in SigFig was $19.0 million and $17.0 million at October 31, 2018 and 2017, respectively.

5.	Derivative Financial Instruments

Derivative financial instruments designated as cash flow hedges

In fiscal 2017, the Company entered into a Treasury lock transaction in connection with the offering of its 2027 Senior Notes (see Note 11). The Company concurrently designated the Treasury lock as a cash flow hedge to mitigate its exposure to variability in the forecasted semi-annual interest payments and recorded a loss of $0.4 million, net of tax, in other comprehensive income (loss). The Company reclassified approximately $68,000 and $37,000 of the loss into interest expense for the years ended October 31, 2018 and 2017, respectively, and will reclassify the remaining $0.6 million loss as of October 31, 2018 to earnings over the remaining term of the debt. During the next twelve months, the Company expects to reclassify approximately $68,000 of the unamortized loss.

In fiscal 2013, the Company entered into a forward-starting interest rate swap in connection with the offering of its 2023 Senior Notes (see Note 11) and recorded a gain in other comprehensive income (loss), net of tax. The Company reclassified $0.2 million of the gain into interest expense for the years ended October 31, 2018, 2017 and 2016 and will reclassify the remaining $0.9 million gain as of October 31, 2018 to earnings over the remaining term of the debt. During the next twelve months, the Company expects to reclassify approximately $0.2 million of the unamortized gain.

Other derivative financial instruments not designated for hedge accounting

The Company utilizes derivative financial instruments to hedge market and currency risks associated with its investments in certain consolidated seed investments that are not designated as hedging instruments for accounting purposes.

Excluding derivative financial instruments held by consolidated sponsored funds, the Company was party to the following derivative financial instruments at October 31, 2018 and 2017:

	2018		2017
	Number of Contracts	Notional Value (in millions)	Number of Contracts	Notional Value (in millions)
Stock index futures contracts	1,007	$91.5	1,470	$118.1
Total return swap contracts	3	106.5	2	50.2
Credit default swap contracts	1	5.0	-	-
Foreign exchange contracts	28	23.0	31	28.1
Commodity futures contracts	253	11.6	213	10.2
Currency futures contracts	165	16.9	131	14.5
Interest rate futures contracts	282	48.0	134	25.6

The derivative contracts outstanding and notional values they represent at October 31, 2018 and 2017 are representative of derivative balances throughout each respective year. The weighted-average remaining contract term for derivative contracts outstanding at October 31, 2018 and 2017 was 1.7 months and 2.2 months, respectively.

The Company has not elected to offset fair value amounts related to derivative financial instruments executed with the same counterparty under master netting arrangements; as a result, the Company records all derivative financial instruments as either other assets or other liabilities, gross, on its Consolidated Balance Sheets and measures them at fair value (see Note 1). The following table presents the fair value of derivative financial instruments not designated for hedge accounting, and how they are reflected on the Company’s Consolidated Balance Sheets as of October 31, 2018 and 2017:

92

	2018		2017
(in thousands)	Other Assets	Other Liabilities	Other Assets	Other Liabilities
Stock index futures contracts	$5,055	$372	$330	$3,021
Total return swap contracts	-	3,297	-	570
Credit default swap contracts	-	10	-	-
Foreign exchange contracts	329	202	650	60
Commodity futures contracts	770	216	63	120
Currency futures contracts	14	332	327	178
Interest rate futures contracts	179	17	48	226
Total	$6,347	$4,446	$1,418	$4,175

The Company maintains collateral with certain counterparties to satisfy margin requirements for derivative positions.  The collateral is classified as restricted cash and is included as a component of other assets on our Consolidated Balance Sheets.  At October 31, 2018 and 2017, collateral balances were $13.1 million and $8.5 million, respectively.

The Company recognized the following gains (losses) on derivative financial instruments for the years ended October 31, 2018, 2017 and 2016 within gains (losses) and other investment income, net, on the Company’s Consolidated Statements of Income:

(in thousands)	2018	2017	2016
Stock index futures contracts	$4,267	$(23,905)	$(2,931)
Total return swap contracts	(2,708)	(3,569)	(2,935)
Credit default swap contracts	178	-	-
Foreign exchange contracts	(51)	(595)	(590)
Commodity futures contracts	(1,044)	(574)	-
Currency futures contracts	(24)	-	-
Interest rate futures contracts	366	(421)	-
Interest rate swap contracts	-	91	-
Net gains (losses)	$984	$(28,973)	$(6,456)

In addition to the derivative contracts described above, certain consolidated seed investments may utilize derivative financial instruments within their portfolios in pursuit of their stated investment objectives.

6.	Variable Interest Entities

In the normal course of business, the Company maintains investments in sponsored entities that are considered VIEs to support their launch and marketing. The Company consolidates these sponsored entities if it is the primary beneficiary of the VIE.

Investments in VIEs that are consolidated

Consolidated sponsored funds

The Company invests in investment companies that meet the definition of a VIE. Disclosure regarding such consolidated sponsored funds is included in Note 3.

Consolidated CLO entities

As of October 31, 2018, the Company deemed itself to be the primary beneficiary of three non-recourse securitized CLO entities, namely, Eaton Vance CLO 2018-1 (CLO 2018-1), Eaton Vance CLO 2014-1 (CLO 2014-1) and Eaton Vance CLO 2014-1R (CLO 2014-1R) (collectively, the consolidated securitized CLO entities). As of October 31, 2017, the Company deemed itself to be the primary beneficiary of one non-recourse warehouse CLO entity, namely, Eaton Vance CLO 2017-1 (CLO 2017-1 or consolidated warehouse CLO entity).

The assets of consolidated CLO entities are held solely as collateral to satisfy the obligations of each entity. The Company has no right to receive benefits from, nor does the Company bear the risks associated with, the assets held by these CLO entities beyond the Company’s investment in these entities. In the event of default, recourse to the Company is limited to its investment in these entities. The Company has not provided any financial or other support to these entities that it was not previously contractually required to provide, and there are neither explicit arrangements nor does the Company hold implicit variable interests that could require the Company to provide any ongoing financial support to these entities. Other beneficial interest holders of consolidated CLO entities do not have any recourse to the Company’s general credit.

Eaton Vance CLO 2017-1 and Eaton Vance CLO 2018-1

The Company established CLO 2017-1 on August 24, 2017. CLO 2017-1 was in the warehousing phase as of October 31, 2017. The Company contributed $18.8 million in capital at the inception of the warehouse entity and concurrently entered into a credit facility agreement with a third-party lender to provide CLO 2017-1 with a $160.0 million non-recourse revolving line of credit. The credit facility agreement required the Company to maintain certain levels of contributed capital relative to the total outstanding borrowings under the line of credit. During the year ended October 31, 2018, the Company made additional capital contributions of $21.2 million in order to increase the level of funding available for borrowing under the line of credit.

While in the warehousing phase, the Company, acting as collateral manager and subject to the approval of the third-party lender, used its capital contributions along with the proceeds from the revolving line of credit to accumulate a portfolio of commercial bank loan investments in open market purchases in an amount sufficient for eventual securitization. The line of credit was secured by all of the commercial bank loan investments held by the CLO 2017-1 warehouse and initially bore interest at a rate of daily LIBOR plus 1.25 percent per annum, with such interest rate increasing to daily LIBOR plus 2.0 percent per annum in August 2018. The Company did not earn any collateral management fees from CLO 2017-1 during the warehousing phase.

As collateral manager, the Company had the unilateral ability to liquidate the CLO 2017-1 warehouse without cause, a right that, by definition, provided the Company with the power to direct the activities that most significantly affect the economic performance of the entity. The Company’s investment in the warehouse served as first-loss protection to the third-party lender and provided the Company with an obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the entity. Accordingly, the Company deemed itself to be the primary beneficiary of CLO 2017-1 as it had both power and economics and began consolidating the entity from establishment of the warehouse on August 24, 2017.

Upon initial consolidation, the Company irrevocably elected to subsequently measure the bank loan investments of the CLO 2017-1 warehouse at fair value using the fair value option. The Company did not elect the fair value option for amounts outstanding under the revolving line of credit upon initial consolidation of the CLO 2017-1 warehouse as these liabilities were temporary in nature. Disclosure of the fair value of amounts that were outstanding under the revolving line of credit as of October 31, 2017 is included in Note 8.

In the fourth quarter of fiscal 2018, CLO 2017-1 entered the securitization phase (the securitized CLO entity is hereafter referred to as CLO 2018-1). Contemporaneous with the close of CLO 2018-1 on October 24, 2018, the proceeds from the issuance of the senior and subordinated note obligations of CLO 2018-1 were used to purchase the portfolio bank loans held by CLO 2017-1, repay the third-party revolving line of credit provided to the CLO 2017-1 warehouse and return the Company’s total capital contributions of $40 million. The Company acquired approximately 93 percent of the subordinated notes issued by CLO 2018-1 at closing for $37.2 million and will provide collateral management services to this CLO entity in exchange for a collateral management fee. The Company deemed itself to be the primary beneficiary of CLO 2018-1 upon acquiring 93 percent of the subordinated interests of CLO 2018-1 on October 24, 2018 and began consolidating the entity as of that date. There was no gain or loss resulting from the initial consolidation of CLO 2018-1.

Eaton Vance CLO 2014-1 and Eaton Vance CLO 2014-1R

As of October 31, 2017, the Company held 5 percent of the subordinated interests of CLO 2014-1 as an investment in non-consolidated CLO entities. The investment was recorded at amortized cost and had a carrying value of $0.8 million. The Company is the collateral manager of CLO 2014-1. On May 22, 2018, the Company purchased all of the remaining subordinated interests of CLO 2014-1 for $24.3 million. The Company deemed itself to be the primary beneficiary of CLO 2014-1 upon acquiring 100 percent of the subordinated interests of the entity on May 22, 2018 and began consolidating CLO 2014-1 as of that date. The Company recognized a gain of $0.4 million upon initial consolidation of CLO 2014-1, equal to the difference between the initial carrying value of the position upon consolidation and the fair value of the 5 percent subordinated interest which was held by the Company prior to May 22, 2018. This gain is included in gains and other investment income, net, on the Company’s Consolidated Statement of Income for the year ended October 31, 2018.

In the fourth quarter of fiscal 2018, CLO 2014-1 was reset into a new CLO entity (hereafter referred to as CLO 2014-1R). Contemporaneous with the close of CLO 2014-1R on August 23, 2018, the proceeds from the issuance of the senior and subordinated note obligations of CLO 2014-1R were used to purchase the portfolio bank loans and redeem the senior note obligations of CLO 2014-1. The Company used the residual proceeds received from the transaction of $22.8 million related to its subordinated interests in CLO 2014-1 and made an additional contribution of $8.3 million to acquire 100 percent of the subordinated notes issued by CLO 2014-1R at closing for $31.1 million. The Company will provide collateral management services to CLO 2014-1R in exchange for a collateral management fee. The Company deemed itself to be the primary beneficiary of CLO 2014-1R upon acquiring 100 percent of the subordinated interests of the entity on August 23, 2018 and began consolidating CLO 2014-1R as of that date. There was no gain or loss resulting from the initial consolidation of CLO 2014-1R.

The Company is still consolidating the residual net assets of CLO 2014-1 as of October 31, 2018, which consist of approximately $2.1 million of non-qualifying investments that did not meet the investment criteria of CLO 2014-1R.

The Company elected to apply the measurement alternative to ASC 820 for collateralized financing entities upon the initial consolidation and for the subsequent measurement of CLO 2018-1, CLO 2014-1 and CLO 2014-1R (collectively, the consolidated securitized CLO entities). The Company determined that the fair value of the financial assets of these entities is more observable than the fair value of the financial liabilities. Through the application of the measurement alternative, the fair value of the financial liabilities of these entities are measured as the difference between the fair value of the financial assets and the fair value of the Company’s beneficial interests in these entities, which include the subordinated interests held by the Company and any accrued management fees due to the Company. The fair value of the subordinated notes held by the Company is determined primarily based on an income approach, which projects the cash flows of the CLO assets using projected default, prepayment, recovery and discount rates, as well as observable assumptions about market yields, callability and other market factors. An appropriate discount rate is then applied to determine the discounted cash flow valuation of the subordinated notes. Aggregate disclosures for the securitized CLO entities consolidated by the Company as of October 31, 2018 are provided below.

The following table presents the balances attributable to the consolidated securitized CLO entities and the consolidated warehouse CLO entity that were included in the Company’s Consolidated Balance Sheets at October 31, 2018 and 2017, respectively:

	Consolidated Securitized CLO Entities	Consolidated Warehouse CLO Entity
(in thousands)	2018	2017
Assets of consolidated CLO entities:
Cash	$216,598	$-
Bank loans and other investments	874,304	31,348
Receivable for pending bank loan sales	2,535	-
Other assets	1,929	-
Liabilities of consolidated CLO entities:
Senior and subordinated note obligations	873,008	-
Line of credit	-	12,598
Payable for pending bank loan purchases	152,152	-
Other liabilities	2,033	-
Total beneficial interests	$68,173	$18,750

Although the Company’s beneficial interests in the consolidated securitized CLO entities are eliminated upon consolidation, the application of the measurement alternative results in the Company’s total beneficial interests in these entities of $68.2 million at October 31, 2018 being equal to the net amount of the consolidated CLO entities’ assets and liabilities included on the Company’s Consolidated Balance Sheet at October 31, 2018, as shown above.

As of October 31, 2018 and October 31, 2017, there were no bank loan investments in default and no unpaid principal balances of such loans that were 90 days or more past due or in non-accrual status. Additional disclosure of the fair values of assets and liabilities of consolidated CLO entities that are measured at fair value on a recurring basis is included in Note 7.

The following table presents the balances attributable to the consolidated securitized CLO entities and the consolidated warehouse CLO entity that were included in the Company’s Consolidated Statement of Income for the year ended October 31, 2018:

	Consolidated Securitized CLO Entities	Consolidated Warehouse CLO Entity
(in thousands)	2018	2018	Total
Other income (expense) of consolidated CLO entities:
Gains and other investment income, net	$10,264	$6,618	$16,882
Interest and other expense	(11,796)	(3,490)	(15,286)
Net gain (loss) attributable to the Company	$(1,532)	$3,128	$1,596

Gains and other investment income and interest expense attributable to these entities were negligible for both the years ended October 31, 2017 and 2016.

As summarized in the table below, the application of the measurement alternative results in the Company's earnings from the consolidated securitized CLO entities subsequent to initial consolidation, as shown above, to be equivalent to the Company's own economic interests in these entities:

Consolidated Securitized CLO Entities
(in thousands)	2018
Economic interests:
Distributions received and unrealized gains (losses) on the subordinated interests held by the Company	$(2,319)
Management fees	787
Total economic interests	$(1,532)

Eaton Vance CLO 2015-1 (CLO 2015-1)

On September 21, 2016, the Company sold its 16.1 percent subordinated interest in CLO 2015-1 and recognized a gain on disposal of $0.1 million, which is included in gains and other investment income, net, on the Company’s Consolidated Statement of Income for the year ended October 31, 2016. Although the Company continues to serve as collateral manager of the entity, and therefore has the power to direct the activities that most significantly affect the economic performance of the entity, the Company concluded that it no longer had an obligation to absorb losses of, or the right to receive benefits from, CLO 2015-1 that could potentially be significant to the entity. As a result, the Company concluded that it was no longer the primary beneficiary of CLO 2015-1 upon the sale of its residual interest on September 21, 2016 and deconsolidated the entity as of that date.

Prior to deconsolidation, changes in the fair values of CLO 2015-1’s bank loan investments and note obligations resulted in net gains of $2.4 million and $3.7 million, respectively, for the fiscal year ended October 31, 2016. The combined net gains of $6.1 million were recorded in gains and other investment income, net, of consolidated CLO entities in the Company’s Consolidated Statement of Income for the fiscal year ended October 31, 2016. The Company recorded net income of $10.6 million related to CLO 2015-1 for the fiscal year ended October 31, 2016, $9.8 million of which was attributable to other beneficial interest holders and $0.8 million attributable to the Company.

On November 1, 2017, the Company purchased 100 percent of the subordinated interests in CLO 2015-1 for $26.7 million. The Company deemed itself to be the primary beneficiary of CLO 2015-1 upon acquiring 100 percent of the subordinated interests in the entity on November 1, 2017 and began consolidating the entity as of that date. In the first quarter of fiscal 2018, CLO 2015-1 refinanced its senior note obligations. Contemporaneous with the close of the refinance on December 22, 2017, the proceeds from the issuance of new senior note obligations were used to redeem the old senior note obligations of CLO 2015-1. Concurrent with the close of the refinance, the Company sold 95 percent of its subordinated interests in CLO 2015-1 for $24.7 million and simultaneously purchased interests in certain of the newly issued senior debt tranches of CLO 2015-1 for $28.1 million. The Company recognized a loss on disposal of its subordinated interest of $0.6 million, which is included in gains and other investment income, net, on the Company’s Consolidated Statement of Income for the year ended October 31, 2018. Although the Company continues to serve as collateral manager of the entity, and therefore has the power to direct the activities that most significantly affect the economic performance of the entity, the Company concluded that it no longer had an obligation to absorb losses of, or the right to receive benefits from, CLO 2015-1 that could potentially be significant to the entity. As a result, the Company concluded that it was no longer the primary beneficiary of CLO 2015-1 upon the sale of 95 percent of its subordinated interests on December 21, 2017 and deconsolidated the entity as of that date.

During the year ended October 31, 2018, the Company sold its interests in the senior debt tranches of CLO 2015-1 for $28.0 million and recognized a loss on disposal of $0.1 million, which is included in gains and other investment income, net, on the Company’s Consolidated Statement of Income for the year ended October 31, 2018. As of October 31, 2018, the Company maintains its residual 5 percent subordinated interest in CLO 2015-1 as an investment in non-consolidated CLO entities.

Other entity

The Company holds variable interests in, and is deemed to be the primary beneficiary of, a privately offered equity fund that was seeded towards the end of fiscal 2018. The Company’s variable interests consist of a $10,000 investment in the fund and a promissory note that enables the fund to borrow up to $25.0 million from the Company. The promissory note bears interest at a rate equal to one-month LIBOR plus 1.10 percent per annum. As of October 31, 2018, the Company’s risk of loss with respect to this entity is limited to the Company’s investment in the fund and the outstanding borrowings under the promissory note of $3.7 million.

The Company consolidated this newly seeded fund as of October 31, 2018. The holdings of the fund consist solely of deposits on real estate, which are equal to the outstanding borrowings under the promissory note. These deposits are included within other assets in the Company’s Consolidated Balance Sheet at October 31, 2018.

Investments in VIEs that are not consolidated

Sponsored funds

The Company classifies its investments in certain sponsored funds that are considered VIEs as available-for-sale investments when it is not considered the primary beneficiary of these VIEs. The Company provides aggregated disclosures with respect to these non-consolidated sponsored fund VIEs in Note 4 and Note 7.

Non-consolidated CLO entities

The Company is not deemed the primary beneficiary of several CLO entities in which it holds variable interests. In developing its conclusion that it is not the primary beneficiary of these entities, the Company determined that although it has variable interests in each CLO by virtue of its beneficial ownership interests in the CLO entities, these interests neither individually nor in the aggregate represent an obligation to absorb losses of, or a right to receive benefits from, any such entity that could potentially be significant to that entity.

The Company’s maximum exposure to loss with respect to these non-consolidated CLO entities is limited to the carrying value of its investments in, and collateral management fees receivable from, these entities as of October 31, 2018. Collateral management fees receivable for these entities totaled $0.1 million and $0.4 million on October 31, 2018 and 2017, respectively. Investors in these CLO entities have no recourse against the Company for any losses sustained in the CLO structures. The Company did not provide any financial or other support to these entities that it was not previously contractually required to provide in any of the fiscal years presented. Income from these entities is recorded as a component of gains (losses) and other investment income, net, in the Company’s Consolidated Statements of Income, based upon projected investment yields. Additional information regarding the Company’s investment in non-consolidated CLO entities, as well as the combined assets under management in the pools of non-consolidated CLO entities, is included in Note 4.

Other entities

The Company holds variable interests in, but is not deemed to be the primary beneficiary of, certain sponsored privately offered equity funds with total assets of $21.8 billion and $18.1 billion as of October 31, 2018 and 2017, respectively. The Company’s variable interests in these entities consist of the Company’s direct ownership therein, which in each case is insignificant relative to the total ownership of the fund, and any investment advisory fees earned but uncollected. The Company’s maximum exposure to loss with respect to these managed entities is limited to the carrying value of its investments in, and investment advisory fees receivable from, the entities as of October 31, 2018. The Company held investments in these entities totaling $2.7 million on both October 31, 2018 and 2017, and investment advisory fees receivable totaling $1.3 million and $1.1 million on October 31, 2018 and 2017, respectively. The Company did not provide any financial or other support to these entities that it was not contractually required to provide in any of the fiscal years presented. The Company does not consolidate these VIEs because it does not have the obligation to absorb losses of, or the right to receive benefits from, these VIEs that could potentially be significant to these VIEs.

The Company’s investments in privately offered equity funds are carried at fair value and included in investment securities, available-for-sale, which are disclosed as a component of investments in Note 4. The Company records any change in fair value, net of income tax, in other comprehensive income (loss).

The Company also holds a variable interest in, but is not deemed to be the primary beneficiary of, a private equity partnership managed by a third party that invests in companies in the financial services industry. The Company’s variable interest in this entity consists of the Company’s direct ownership in the private equity partnership, equal to $3.5 million and $2.9 million at October 31, 2018 and 2017, respectively. The Company did not provide any financial or other support to this entity. The Company’s risk of loss with respect to the private equity partnership is limited to the carrying value of its investment in the entity as of October 31, 2018. The Company does not consolidate this VIE because the Company does not hold the power to direct the activities that most significantly affect the VIE.

The Company’s investment in the private equity partnership is accounted for as an equity method investment and disclosures related to this entity are included in Note 4 under the heading Investments in equity method investees.

7.	Fair Value of Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables summarize financial assets and liabilities measured at fair value on a recurring basis and their assigned levels within the valuation hierarchy at October 31, 2018 and 2017:

October 31, 2018

(in thousands)	Level 1	Level 2	Level 3	Other Assets Not Held at Fair Value	Total

Financial assets:
Cash equivalents	$23,262	$116,070	$-	$-	$139,332
Investments:
Investment securities, trading:
Short-term debt securities	-	273,320	-	-	273,320
Other debt securities	13,355	456,678	-	-	470,033
Equity securities	96,933	62,737	-	-	159,670
Investment securities, available-for-sale	7,112	3,217	-	-	10,329
Investments in non-consolidated CLO entities(1)	-	-	-	2,895	2,895
Investments in equity method investees(2)	-	-	-	141,506	141,506
Investments, other(3)	-	-	-	20,874	20,874
Derivative instruments	-	6,347	-	-	6,347
Assets of consolidated CLO entities:
Bank loans and other investments	-	872,757	1,547	-	874,304
Total financial assets	$140,662	$1,791,126	$1,547	$165,275	$2,098,610

Financial liabilities:
Derivative instruments	$-	$4,446	$-	$-	$4,446
Liabilities of consolidated CLO entities:
Senior and subordinated note obligations	-	873,008	-	-	873,008
Total financial liabilities	$-	$877,454	$-	$-	$877,454

October 31, 2017

(in thousands)	Level 1	Level 2	Level 3	Other Assets Not Held at Fair Value	Total

Financial assets:
Cash equivalents	$24,811	$97,571	$-	$-	$122,382
Investments:
Investment securities, trading:
Short-term debt securities	-	213,537	-	-	213,537
Other debt securities	17,255	296,096	-	-	313,351
Equity securities	125,689	55,799	-	-	181,488
Investment securities, available-for-sale	8,938	13,527	-	-	22,465
Investments in non-consolidated CLO entities(1)	-	-	-	3,609	3,609
Investments in equity method investees(2)	-	-	-	144,911	144,911
Investments, other(3)	-	146	-	18,685	18,831
Derivative instruments	-	1,418	-	-	1,418
Assets of consolidated CLO entity:
Bank loan investments	-	31,348	-	-	31,348
Total financial assets	$176,693	$709,442	$-	$167,205	$1,053,340

Financial liabilities:
Derivative instruments	$-	$4,175	$-	$-	$4,175
Total financial liabilities	$-	$4,175	$-	$-	$4,175

(1)	Investments in non-consolidated CLO entities are carried at amortized cost unless facts or circumstances indicate that the investments have been impaired, at which time the investments are written down to fair value as measured using level 3 inputs.
(2)	Investments in equity method investees are not measured at fair value in accordance with U.S. GAAP.
(3)	Investments, other, include investments carried at cost that are not measured at fair value in accordance with U.S. GAAP. At October 31, 2018 and 2017, there were no indicators of impairment on these investments.

Valuation methodologies

Cash equivalents

Cash equivalents include investments in money market funds, government agency securities, certificates of deposit and commercial paper with original maturities of 90 days or less. Cash investments in daily redeemable money market funds are valued using published net asset values and are classified as Level 1 within the fair value measurement hierarchy. Government agency securities are valued based upon quoted market prices for similar assets in active markets, quoted prices for identical or similar assets that are not active and inputs other than quoted prices that are observable or corroborated by observable market data. The carrying amounts of certificates of deposit and commercial paper are measured at amortized cost, which approximates fair value due to the short time between the purchase and expected maturity of the investments. Depending on the nature of the inputs, these assets are generally classified as Level 1 or 2 within the fair value measurement hierarchy.

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

Derivative instruments

Derivative instruments, which include stock index futures contracts, total return swap contracts, credit default swaps, foreign exchange contracts, commodity futures contracts, currency futures contracts and interest rate futures contracts, are recorded as either other assets or other liabilities on the Company’s Consolidated Balance Sheets. Stock index futures contracts, total return swap contracts, credit default swap contracts, commodity futures contracts, currency futures contracts and interest rate futures contracts are valued using a third-party pricing service that determines fair value based on bid and ask prices. Foreign exchange contracts are valued by interpolating a value using the spot foreign exchange rate and forward points, which are based on spot rate and currency interest rate differentials. Derivative instruments generally are classified as Level 2 within the fair value measurement hierarchy.

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

Liabilities of consolidated CLO entities

Consolidated CLO entity liabilities include senior and subordinated note obligations. Fair value is determined using the measurement alternative to ASC 820 for collateralized financing entities as discussed further in Note 1. In accordance with the measurement alternative, the fair value of CLO liabilities was measured as the fair value of CLO assets less the sum of (i) the fair value of the beneficial interests held by the Company and (ii) the carrying value of any beneficial interests that represent compensation for services. Although both Level 2 and Level 3 inputs were used to measure the fair value of the CLO liabilities, the senior and subordinated note obligations are classified as Level 2 within the fair value measurement hierarchy as the Level 3 inputs used were not significant.

Transfers in and out of Levels

The following table summarizes fair value transfers between Level 1 and Level 2 of the fair value measurement hierarchy for the years ended October 31, 2018 and 2017:

(in thousands)	2018	2017
Transfers from Level 1 into Level 2(1)	$161	$416
Transfers from Level 2 into Level 1(2)	20	44

(1)	Transfers from Level 1 into Level 2 represent securities for which unadjusted quoted market prices in active markets became unavailable.
(2)	Transfers from Level 2 into Level 1 represent securities for which unadjusted quoted market prices in active markets became available.

Level 3 assets and liabilities

The following table shows a reconciliation of the beginning and ending fair value measurements of assets and liabilities valued on a recurring basis and classified as Level 3 within the fair value measurement hierarchy for the fiscal year ended October 31, 2018:

2018
(in thousands)	Bank Loans and Other Investments of Consolidated CLO Entities
Beginning balance	$-
Consolidation of CLO entities(1)	3,935
Paydowns	(6)
Sales	(1,440)
Net gains included in net income	114
Transfers out of Level 3(2)	(1,056)
Ending balance	$1,547

(1)	Represents Level 3 bank loans and other investments held by consolidated CLO entities upon the initial consolidation of these entities during the period.
(2)	Transfers out of Level 3 were due to an increase in the observability of the inputs used in determining the fair value of certain instruments.

8.	Fair Value Measurements of Other Financial Instruments

Certain financial instruments are not carried at fair value, but their fair value is required to be disclosed. The following is a summary of the carrying amounts and estimated fair values of these financial instruments at October 31, 2018 and 2017:

	2018			2017
(in thousands)	Carrying Value	Fair Value	Fair Value Level	Carrying Value	Fair Value	Fair Value Level
Loan to affiliate	$5,000	$5,000	3	$5,000	$5,000	3
Other assets	$-	$-	-	$6,440	$6,440	3
Debt	$619,678	$607,391	2	$618,843	$644,454	2
Consolidated CLO entity line of credit	$-	$-	-	$12,598	$12,598	2

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

Included in other assets at October 31, 2017 was an option to acquire an additional 26 percent interest in Hexavest carried at $6.4 million. The Company valued the option as of October 31, 2017 using a market approach and determined that the carrying value of the option approximates fair value. The Company determined not to exercise the option, which expired unexercised on December 11, 2017. Upon expiration, the company recognized a loss equal to the option’s carrying amount of $6.5 million as of December 11, 2017 within gains (losses) and other investment income, net, in the Company’s Consolidated Statement of Income.

The fair value of the Company’s debt has been determined based on quoted prices in inactive markets.

As of October 31, 2017, the Company’s consolidated CLO 2017-1 entity was in a warehouse phase. The CLO entity held a non-recourse revolving line of credit. As of October 31, 2017, the carrying amount of the revolving line of credit of $12.6 million approximated fair value. During fiscal 2018, the revolving line of credit was paid-off upon securitization of the new CLO 2018-1 entity. Refer to Note 6 for additional information.

9.	Equipment and Leasehold Improvements

The following is a summary of equipment and leasehold improvements at October 31, 2018 and 2017:

(in thousands)	2018	2017
Equipment	$95,802	$87,288
Leasehold improvements	59,234	57,832
Subtotal	155,036	145,120
Less: Accumulated depreciation and amortization	(102,608)	(96,131)
Equipment and leasehold improvements, net	$52,428	$48,989

Depreciation and amortization expense was $15.0 million, $9.1 million and $10.9 million for the years ended October 31, 2018, 2017 and 2016, respectively.

10.	Acquisitions, Goodwill and Intangible Assets

Atlanta Capital Management Company, LLC (Atlanta Capital)

In fiscal 2017, the Company exercised a series of call options through which it purchased the remaining direct profit interests held by non-controlling interest holders of Atlanta Capital pursuant to the provisions of the original Atlanta Capital acquisition agreement, as amended, for $3.2 million, of which $0.7 million settled in the fourth quarter of fiscal 2017 and $2.5 million settled in the first quarter of fiscal 2018.

Atlanta Capital Plan

In fiscal 2018 and 2017, the Company exercised a series of call options through which it purchased $8.2 million and $4.2 million, respectively, of indirect profit interests held by non-controlling interest holders of Atlanta Capital pursuant to the provisions of the Atlanta Capital Plan (as defined in Note 12). These transactions settled in the first quarter of fiscal 2019 and 2018, respectively.

Total profit interests in Atlanta Capital held by non-controlling interest holders issued pursuant to the Atlanta Capital Plan decreased to 9.8 percent as of October 31, 2018 from 11.6 percent as of October 31, 2017, reflecting the transactions described above. The estimated fair value of these interests was $26.3 million and $27.3 million at October 31, 2018 and 2017, respectively, and is included as a component of temporary equity on the Consolidated Balance Sheets.

Calvert Research and Management (Calvert)

On December 30, 2016, the Company, through its newly formed subsidiary Calvert, acquired substantially all of the assets of Calvert Investment Management, Inc. (Calvert Investments) for cash. The transaction was accounted for as an asset acquisition because substantially all of the fair value of the gross assets acquired was concentrated in a single identifiable intangible asset related to contracts acquired to manage and distribute sponsored mutual funds (the Calvert Funds). The Calvert Funds are a diversified family of mutual funds, encompassing actively and passively managed equity, fixed and floating-rate income, and multi-asset strategies managed principally in accordance with the Calvert Principles for Responsible Investment or other responsible investment criteria.

Parametric Portfolio Associates LLC (Parametric)

Total profit interests in Parametric held by non-controlling interest holders decreased to 5.1 percent as of October 31, 2018 from 6.0 percent as of October 31, 2017, as described below. Total capital interests in Parametric held by non-controlling interest holders decreased to 0.8 percent as of October 31, 2018 from 1.3 percent as of October 31, 2017, as described below.

Clifton

In December 2012, Parametric acquired Clifton. As part of the transaction, the Company issued a 1.9 percent profit interest and a 1.9 percent capital interest in Parametric Portfolio LP (Parametric LP) to certain employees. In fiscal 2018 and 2017, the Company exercised a series of call options through which it purchased both profit and capital interests for $8.4 million and $6.9 million, respectively. These transactions settled in the first quarter of fiscal 2018 and 2017, respectively. In the fiscal 2018 transaction, the Company acquired the remaining 0.5 percent profit interest and 0.5 percent capital interests in Parametric held by non-controlling interest holders related to the Clifton acquisition.

Parametric Risk Advisors

In November 2013, the non-controlling interest holders of Parametric Risk Advisors entered into a Unit

Acquisition Agreement with Parametric to exchange their remaining 20 percent ownership interests in Parametric Risk Advisors for additional ownership interests in Parametric LP, whose sole asset is ownership interests in Parametric. As a result of this exchange, Parametric Risk Advisors became a wholly-owned subsidiary of Parametric. The Parametric LP ownership interests issued in the exchange represent a 0.8 percent profit interest and a 0.8 percent capital interest, and contain put and call features that become exercisable over a four-year period starting in fiscal 2019. The estimated fair value of these interests was $15.9 million and $14.7 million at October 31, 2018 and 2017, respectively, and is included as a component of temporary equity on the Consolidated Balance Sheets.

Parametric Plan

In fiscal 2018 and 2017, the Company exercised a series of call options through which it purchased $5.9 million and $5.7 million, respectively, of profit interests held by non-controlling interest holders of Parametric pursuant to the provisions of the Parametric Plan (as defined in Note 12). These transactions settled in the first quarter of fiscal 2019 and 2018, respectively.

Total profit interests in Parametric held by non-controlling interest holders issued pursuant to the Parametric Plan decreased to 4.3 percent as of October 31, 2018 from 4.7 percent as of October 31, 2017, reflecting the transactions described above. The estimated fair value of these interests was $47.9 million and $46.3 million at October 31, 2018 and 2017, respectively, and is included as a component of temporary equity on the Consolidated Balance Sheets.

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

Goodwill

The changes in the carrying amount of goodwill for the years ended October 31, 2018 and 2017 are as follows:

	October 31,
(in thousands)	2018	2017
Balance, beginning of period	$259,681	$248,091
Goodwill acquired	-	11,590
Balance, end of period	$259,681	$259,681

All acquired goodwill is deductible for tax purposes.

The Company completed its most recent goodwill impairment testing in the fourth quarter of fiscal 2018 and determined that there was no impairment in the carrying value of this asset. To evaluate the sensitivity of the goodwill impairment testing to the calculation of fair value, the Company applied a hypothetical 10 percent and 20 percent decrease to the fair value of each reporting unit. Based on such hypothetical scenarios, the results of the Company’s impairment testing would not change, as the reporting units still had an excess of fair value over the carrying value under both hypothetical scenarios.

No impairment in the value of goodwill was recognized during the years ended October 31, 2018, 2017 or 2016.

Intangible assets

The following is a summary of intangible assets at October 31, 2018 and 2017:

October 31, 2018

(dollars in thousands)	Weighted- Average Remaining Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Amortizing intangible assets:
Client relationships acquired	9.5	$134,247	$(111,591)	$22,656
Intellectual property acquired	7.6	1,025	(519)	506
Trademark acquired	11.6	4,257	(1,190)	3,067
Research system acquired	1.2	639	(391)	248

Non-amortizing intangible assets:
Mutual fund management contracts acquired		54,408	-	54,408
Total		$194,576	$(113,691)	$80,885

October 31, 2017

(dollars in thousands)	Weighted- Average Remaining Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Amortizing intangible assets:
Client relationships acquired	8.7	$134,247	$(103,314)	$30,933
Intellectual property acquired	8.6	1,025	(452)	573
Trademark acquired	12.3	4,257	(821)	3,436
Research system acquired	2.2	639	(177)	462

Non-amortizing intangible assets:
Mutual fund management contracts acquired		54,408	-	54,408
Total		$194,576	$(104,764)	$89,812

No impairment in the value of amortizing or non-amortizing intangible assets was recognized during the years ended October 31, 2018, 2017 or 2016.

Amortization expense was $8.9 million, $9.0 million and $8.6 million for the years ended October 31, 2018, 2017 and 2016, respectively. Estimated amortization expense to be recognized by the Company over the next five years is as follows:

Estimated
Year Ending October 31,	Amortization
(in thousands)	Expense
2019	$4,978
2020	3,807
2021	2,282
2022	2,154
2023	1,754

11.	Debt

2027 Senior Notes

During fiscal 2017, the Company issued $300.0 million in aggregate principal amount of 3.5 percent ten-year senior notes due April 6, 2027. Interest is payable semi-annually in arrears on April 6th and October 6th of each year. At October 31, 2018 and 2017, the carrying value of the 2027 Senior Notes was $296.8 million and $296.4 million, respectively. The 2027 Senior Notes are unsecured and unsubordinated obligations of the Company. There are no covenants associated with the 2027 Senior Notes.

Redemption of 2017 Senior Notes

During fiscal 2017, the Company used net proceeds from the 2027 Senior Notes to redeem the remaining $250.0 million aggregate principal amount of its 2017 Senior Notes. The Company paid total consideration of $256.8 million at redemption to the holders of the 2017 Senior Notes, which was determined pursuant to the terms of the Indenture that governs the notes at an amount equal to the sum of the aggregate principal amount outstanding, the present value of the remaining scheduled payments of interest through the original maturity date and the interest accrued to the date of redemption. The Company recognized a $5.4 million non-operating loss on the extinguishment of the 2017 Senior Notes, representing the difference between the total consideration paid and the net carrying amount of the extinguished debt plus interest accrued to the date of redemption.

2023 Senior Notes

During fiscal 2013, the Company issued $325.0 million in aggregate principal amount of 3.625 percent ten-year senior notes due June 15, 2023. Interest is payable semi-annually in arrears on June 15th and December 15th of each year. At October 31, 2018 and 2017, the carrying value of the 2023 Senior Notes was $322.9 million and $322.4 million, respectively. The 2023 Senior Notes are unsecured and unsubordinated obligations of the Company. There are no covenants associated with the 2023 Senior Notes.

Corporate credit facility

The Company entered into a $300.0 million senior unsecured revolving credit facility on October 21, 2014. The credit facility has a five-year term, expiring on October 21, 2019. Under the facility, the Company may borrow up to $300.0 million at LIBOR-based rates of interest that vary depending on the level of usage of the facility and credit ratings of the Company. The credit facility is unsecured, contains financial covenants with respect to leverage and interest coverage, and requires the Company to pay an annual commitment fee on any unused portion. As of October 31, 2018, the Company had no borrowings under its unsecured revolving credit facility.

Subsequent event – refinance of credit facility

On December 11, 2018, the Company replaced the existing credit facility with a new $300 million unsecured revolving credit facility with similar terms and conditions that expires on December 11, 2023. As of December 21, 2018, the Company had no borrowings under its unsecured revolving credit facility.

12.	Stock-Based Compensation Plans

The Company recognized compensation cost related to its stock-based compensation plans for the years ended October 31, 2018, 2017 and 2016 as follows:

(in thousands)	2018	2017	2016
Omnibus Incentive Plans:
Stock options	$23,531	$20,693	$18,870
Restricted shares	52,312	48,955	43,199
Deferred stock units(1)	1,008	524	263
Employee Stock Purchase Plans	793	716	389
Employee Stock Purchase Incentive Plan	877	753	601
Atlanta Capital Plan	2,969	3,420	2,905
Parametric Plan	3,177	3,816	5,373
Parametric Phantom Incentive Plan	2,821	1,172	-
Atlanta Capital Phantom Incentive Plan	567	-	-
Total stock-based compensation expense	$88,055	$80,049	$71,600

(1)	In the fourth quarter of fiscal 2018, the Company changed the description of phantom stock units to deferred stock units. The change in the description had no impact on, nor does it constitute a restatement of, the Company's previously reported amounts attributable to these awards.

The total income tax benefit recognized for stock-based compensation arrangements was $21.7 million, $29.0 million and $24.8 million for the years ended October 31, 2018, 2017 and 2016, respectively.

Omnibus Incentive Plans

The 2013 Omnibus Incentive Plan (the 2013 Plan), which is administered by the Compensation Committee of the Board, allows for awards of stock options, restricted shares and deferred stock units to eligible employees and non-employee Directors and the issuance of shares to settle phantom incentive units awarded to employees of Atlanta Capital and Parametric. Options to purchase Non-Voting Common Stock granted under the 2013 Plan vest over five years pursuant to a graduated vesting schedule, expire ten years from the date of grant and may not be granted with an exercise price that is less than the fair market value of the stock as of the close of business on the date of grant. Restricted shares of Non-Voting Common Stock granted under the 2013 Plan vest over five years pursuant to a graduated vesting schedule and may be subject to performance goals. These performance goals generally relate to the achievement of specified levels of adjusted operating income. Deferred stock units, previously referred to as phantom stock units, granted to non-employee Directors under the 2013 Plan vest over two years. During fiscal 2017, the 2013 Plan was amended such that non-employee Directors no longer have substantive service conditions for vesting of awards. Once the awards are granted, the non-employee Directors have the right to receive cash payments related to such awards upon separation from the Company (other than for cause). The 2013 Plan contains change in control provisions that may accelerate the vesting of awards. A total of 25.5 million shares of Non-Voting Common Stock have been reserved for issuance under the 2013 Plan. Through October 31, 2018, 7.2 million restricted shares, options to purchase 12.6 million shares and 22,654 shares to settle phantom incentive units have been issued pursuant to the 2013 Plan.

Stock options

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option valuation model. The Black-Scholes option valuation model incorporates assumptions as to dividend yield, expected volatility, an appropriate risk-free interest rate and the expected life of the option. Many of these assumptions require management’s judgment. The dividend yield assumption represents the Company’s expected dividend yield based on its historical dividend payouts and the stock price at the date of grant. The expected volatility assumption is based upon its historical stock price fluctuations. The Company uses historical data to estimate the expected life of options granted. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve at the time of grant. Stock options are accounted for as equity awards.

The weighted-average fair values per share of stock options granted during the years ended October 31, 2018, 2017 and 2016 using the Black-Scholes option valuation model were as follows:

	2018	2017	2016
Weighted-average grant date fair value of options granted	$10.55	$6.29	$7.39

Assumptions:
Dividend yield	2.4%	2.6% to 3.2%	2.9% to 3.8%
Expected volatility	24%	25%	25% to 27%
Risk-free interest rate	2.3% to 2.8%	1.7% to 2.3%	1.3% to 2.0%
Expected life of options	7.2 years	7.0 years	6.9 years

Stock option transactions under the 2013 Plan and predecessor plans for the year ended October 31, 2018 are summarized as follows:

(share and intrinsic value amounts in thousands)	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding, beginning of period	17,587	$32.63
Granted	1,747	50.71
Exercised	(2,527)	27.77
Forfeited/expired	(47)	39.41
Options outstanding, end of period	16,760	$35.23	5.7	$174,516
Options exercisable, end of period	8,078	$30.99	3.9	$113,618

The Company received $68.4 million, $204.0 million and $103.7 million related to the exercise of options for the fiscal years ended October 31, 2018, 2017 and 2016, respectively. Shares issued upon exercise of options represent newly issued shares. The total intrinsic value of options exercised during the years ended October 31, 2018, 2017 and 2016 was $65.1 million, $58.9 million and $32.2 million, respectively. The total fair value of options that vested during the year ended October 31, 2018 was $21.3 million.

As of October 31, 2018, there was $39.6 million of compensation cost related to unvested stock options granted under the 2013 Plan and predecessor plans not yet recognized. That cost is expected to be recognized over a weighted-average period of 2.4 years.

Subsequent event

In November 2018, the Company granted options to purchase 2.4 million shares of the Company’s Non-Voting Common Stock under the 2013 Plan to employees at a price of $45.50 per share, the then-current trading price of the underlying securities.

Restricted shares

Restricted shares granted to employees are accounted for as equity awards. As of October 31, 2018, there was $112.7 million of compensation cost related to unvested awards granted under the 2013 Plan and predecessor plans not yet recognized. That cost is expected to be recognized over a weighted-average period of 2.6 years.

A summary of the Company’s restricted share activity for the year ended October 31, 2018 under the 2013 Plan and predecessor plans is presented below:

		Weighted-
		Average
		Grant Date
(share figures in thousands)	Shares	Fair Value
Unvested, beginning of period	4,565	$36.22
Granted	1,407	50.96
Vested	(1,308)	36.15
Forfeited	(120)	40.16
Unvested, end of period	4,544	$40.70

The total fair value of restricted stock vested for the years ended October 31, 2018, 2017 and 2016 was $47.2 million, $40.5 million and $38.1 million, respectively.

Subsequent event

In November 2018, the Company awarded a total of 1.5 million shares of restricted shares under the 2013 Plan at a grant date fair value of $45.50 per share.

Deferred stock units

Deferred stock units issued to non-employee Directors under the 2013 Plan are accounted for as liability awards. During fiscal 2017, the 2013 Plan was amended such that non-employee Directors no longer have substantive service conditions for vesting of awards. As a result of this amendment, deferred stock units granted after November 1, 2017 are considered fully vested on the grant date and the entire fair value of these awards is recognized as compensation cost on the date of grant. During fiscal 2018, 17,760 deferred stock units were issued to non-employee Directors pursuant to the 2013 Plan. The total liability attributable to deferred stock units is included as a component of accrued compensation on the Company’s Consolidated Balance Sheet was $1.3 million and $0.7 million as of October 31, 2018 and 2017, respectively. The Company made cash payments of $0.5 million and $0.4 million, in the first quarter of fiscal 2019 and 2018, respectively, to settle deferred stock unit award liabilities.

Employee Stock Purchase Plans

The 2013 Employee Stock Purchase Plan (the Qualified ESPP) and the 2013 Nonqualified Employee Stock Purchase Plan (the Nonqualified ESPP) (together, the Employee Stock Purchase Plans), which are administered by the Compensation Committee of the Board, permit eligible employees to direct up to a maximum of $12,500 per six-month offering period toward the purchase of Non-Voting Common Stock at the lower of 90 percent of the market price of the Non-Voting Common Stock at the beginning or at the end of each offering period. The Qualified ESPP qualifies under Section 423 of the U.S. Internal Revenue Code of 1986, as amended (Internal Revenue Code). A total of 0.5 million and 0.1 million shares of the Company’s Non-Voting Common Stock have been reserved for issuance under the Qualified ESPP and Nonqualified ESPP, respectively. Through October 31, 2018, 0.4 million shares have been issued pursuant to the Employee Stock Purchase Plans.

The Company received $3.2 million, $3.0 million and $3.1 million related to shares issued under the Employee Stock Purchase Plans for the years ended October 31, 2018, 2017 and 2016, respectively.

Employee Stock Purchase Incentive Plan

The 2013 Incentive Compensation Nonqualified Employee Stock Purchase Plan (the Employee Stock Purchase Incentive Plan), which is administered by the Compensation Committee of the Board, permits employees to direct up to half of their incentive bonuses and commissions toward the purchase of the Company’s Non-Voting Common Stock at the lower of 90 percent of the market price of the Non-Voting Common Stock at the beginning or at the end of each quarterly offering period. A total of 0.6 million shares of the Company’s Non-Voting Common Stock have been reserved for issuance under the Employee Stock Purchase Incentive Plan. Through October 31, 2018, 0.5 million shares have been issued pursuant to the plan.

The Company received $4.9 million, $4.0 million and $3.6 million related to shares issued under the Employee Stock Purchase Incentive Plan for the years ended October 31, 2018, 2017 and 2016, respectively.

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

The Company did not grant any profit interests under the Atlanta Capital Plan in fiscal 2018. As of October 31, 2018, there was $4.7 million of compensation cost related to unvested awards granted under the Atlanta Capital Plan not yet recognized. That cost is expected to be recognized over a weighted-average period of 2.4 years. A total of 323,016 profit units have been issued pursuant to the Atlanta Capital Plan through October 31, 2018.

The Company did not grant any profit interests under the Parametric Plan in fiscal 2018 or 2017. As of October 31, 2018, there was $3.7 million of compensation cost related to unvested awards granted under the Parametric Plan not yet recognized. That cost is expected to be recognized over a weighted-average period of 1.7 years. A total of 39,423 profit units have been issued pursuant to the Parametric Plan through October 31, 2018.

Atlanta Capital and Parametric Phantom Incentive Plans

The 2017 Atlanta Capital Phantom Incentive Plan (the Atlanta Capital Phantom Incentive Plan), the 2016 Parametric Phantom Incentive Plan (2016 Parametric Plan) and the 2018 Parametric Phantom Incentive Plan (2018 Parametric Plan) (collectively the 2016 Parametric Plan and the 2018 Parametric Plan are hereafter referred to as the Parametric Phantom Incentive Plan) are long-term equity incentive plans that provide for the award of phantom incentive units to eligible employees of Atlanta Capital and Parametric, respectively. Phantom incentive units vest over five years. The grant date value of each phantom incentive unit is tied to the enterprise value of Atlanta Capital or Parametric on a per unit basis, adjusted to take into consideration that phantom incentive units do not have rights to receive quarterly cash flow distributions from Atlanta Capital or Parametric, as applicable, or rights to receive quarterly dividends from the Company. The per unit value of Atlanta Capital and Parametric is determined utilizing an annual appraisal of each respective entity that is developed using two valuation techniques: specifically, an income approach and a market approach, as described in Note 1. These valuation techniques utilize appropriate discount rates as well as relevant investment management industry market multiples. At each vesting date, the vested portion of each phantom incentive unit is adjusted to reflect the then-current enterprise value of Atlanta Capital or Parametric on a per unit basis, as applicable, and the adjusted value of the vested phantom incentive unit is settled in Eaton Vance Non-Voting Common Stock under the 2013 Plan.

Phantom incentive units are not reserved for issuance; rather, the number of phantom incentive units authorized for awards is determined annually by the Company on the first calendar day of the fiscal year. However, since the awards are settled in Eaton Vance Non-Voting Common Stock under the 2013 Plan, the awards are subject to the Non-Voting Common Stock reserves defined under the 2013 Plan, as described above. Phantom incentive unit awards under the Atlanta Capital Phantom Incentive Plan and the Parametric Phantom Incentive Plan are accounted for as equity awards.

Parametric Phantom Incentive Plan

In fiscal 2018, the Company established the 2018 Parametric Plan and does not intend to grant any additional phantom incentive units under the 2016 Parametric Plan. The terms of these plans are substantially equivalent, except that under the 2018 Parametric Plan, the awards are now unitized such that one unit of Parametric is equivalent to 100 phantom incentive units (under the 2016 Parametric Plan, one unit of Parametric is equivalent to one phantom incentive unit). The corresponding grant date fair value of phantom incentive units granted under the 2018 Parametric Plan is adjusted to be equivalent to 1/100th of the fair value of one unit of Parametric.

As of October 31, 2018, there was $9.3 million and $28,332 of compensation cost related to unvested awards granted under the 2016 Parametric Plan and the 2018 Parametric Plan, respectively, not yet recognized. That cost attributable to the 2016 Parametric Plan and the 2018 Parametric Plan is expected to be recognized over a weighted-average period of 3.5 years and 4.2 years, respectively.

A summary of phantom incentive unit activity for the year ended October 31, 2018 under the 2016 Parametric Phantom Incentive Plan is presented below:

		Weighted-
	Phantom	Average
	Incentive	Grant Date
	Units	Fair Value
Unvested, beginning of period	3,188	$1,770.94
Granted	3,402	2,208.66
Vested	(368)	1,770.94
Unvested, end of period	6,222	$2,010.27

A summary of phantom incentive unit activity for the year ended October 31, 2018 under the 2018 Parametric Phantom Incentive Plan is presented below:

		Weighted-
	Phantom	Average
	Incentive	Grant Date
	Units	Fair Value
Unvested, beginning of period	-	$-
Granted	1,530	22.09
Unvested, end of period	1,530	$22.09

Subsequent event

In the first quarter of fiscal 2019, the Company granted a total of 355,067 phantom incentive units at a grant date phantom incentive unit value of $22.83 per unit.

Atlanta Capital Phantom Incentive Plan

As of October 31, 2018, there was $2.3 million of compensation cost related to unvested awards granted under the Atlantic Capital Phantom Incentive Plan not yet recognized. That cost is expected to be recognized over a weighted-average period of 4.0 years.

A summary of phantom incentive unit activity for the year ended October 31, 2018 under the Atlanta Capital Phantom Incentive Plan is presented below:

		Weighted-
	Phantom	Average
	Incentive	Grant Date
	Units	Fair Value
Unvested, beginning of period	-	$-
Granted	19,931	142.31
Unvested, end of period	19,931	$142.31

Subsequent event

In the first quarter of fiscal 2019, the Company granted a total of 19,531 phantom incentive units at a grant date phantom incentive unit value of $133.12 per unit.

Stock Option Income Deferral Plan

The Company has established an unfunded, non-qualified Stock Option Income Deferral Plan to permit key employees to defer recognition of income upon exercise of non-qualified stock options previously granted by the Company. As of October 31, 2018, options to purchase 0.2 million shares have been exercised and placed in trust with the Company.

13.	Employee Benefit Plans

Profit Sharing and Savings Plan

The Company has a Profit Sharing and Savings Plan for the benefit of employees. The Profit Sharing and Savings Plan is a defined contribution profit sharing plan with a 401(k) deferral component. All full-time employees who have met certain age and length of service requirements are eligible to participate in the plan. The plan allows participating employees to make elective deferrals of compensation up to the plan’s annual limits. The Company then matches each participant’s contribution on a dollar-for-dollar basis to a maximum of $2,000 per annum. In addition, the Company may, at its discretion, contribute up to 15 percent of eligible employee compensation to the plan, up to a maximum of $40,500, $39,750 and $39,750 per employee for the years ended October 31, 2018, 2017 and 2016. The Company’s expense under the plan was $29.5 million, $25.3 million and $23.9 million for the years ended October 31, 2018, 2017 and 2016, respectively.

Supplemental Profit Sharing Retirement Plan

The Company has an unfunded, non-qualified Supplemental Profit Sharing Retirement Plan whereby certain key employees of the Company may receive profit sharing contributions in excess of the amounts allowed under the Profit Sharing and Savings Plan. Participation in the Supplemental Profit Sharing Retirement Plan has been frozen and is restricted to employees who qualified as participants on November 1, 2002. The Company did not make any contributions to the plan in fiscal 2018. Participants in the Supplemental Profit Sharing Retirement Plan continue to earn investment returns on their balances commensurate with those earned in the employer-directed portion of the Profit Sharing and Savings Plan. The Company’s expense under the Supplemental Profit Sharing Retirement Plan for the years ended October 31, 2018, 2017 and 2016 was $1,128, $34,599 and $12,320, respectively.

14.	Common Stock

All outstanding shares of the Company’s Voting Common Stock are deposited in a voting trust, the trustees of which have unrestricted voting rights with respect to the Voting Common Stock. The trustees of the voting trust are all officers of the Company. Non-Voting Common shares do not have voting rights under any circumstances. During fiscal 2018, the Company did not issue any voting shares and repurchased 19,997 shares of its Voting Common Stock.

The Company’s current Non-Voting Common Stock share repurchase program was authorized on October 24, 2018. The Board authorized management to repurchase and retire up to 8.0 million shares of its Non-Voting Common Stock on the open market and in private transactions in accordance with applicable securities laws. The timing and amount of share purchases are subject to management’s discretion. The Company’s share repurchase program is not subject to an expiration date.

In fiscal 2018, the Company purchased and retired approximately 0.7 million shares of its Non-Voting Common Stock under the current repurchase authorization and approximately 4.9 million shares under a previous repurchase authorization. Approximately 7.3 million additional shares may be repurchased under the current authorization as of October 31, 2018.

15.	Non-operating Income (Expense)

The components of non-operating income (expense) for the years ended October 31, 2018, 2017 and 2016 were as follows:

(in thousands)	2018	2017	2016
Interest and other income	$35,150	$22,501	$11,515
Net losses on investments and derivatives (1)	(24,319)	(1,901)	(116)
Net foreign currency gains (losses)	(765)	(1,297)	1,012
Gains and other investment income, net	10,066	19,303	12,411
Interest expense	(23,629)	(27,496)	(29,410)
Loss on extinguishment of debt	-	(5,396)	-
Other income (expense) of consolidated CLO entities:
Interest income	14,883	-	17,975
Net gains on bank loans and other investments and note obligations	1,999	-	6,094
Gains and other investment income, net	16,882	-	24,069
Structuring and closing fees	(4,830)	-	-
Interest expense	(10,456)	-	(13,286)
Interest and other expense	(15,286)	-	(13,286)
Total non-operating income (expense)	$(11,967)	$(13,589)	$(6,216)

(1)	Fiscal 2018 includes the $6.5 million loss associated with the Company's determination not to exercise the option to acquire an additional 26 percent ownership in Hexavest.

16.	Income Taxes

The provision for income taxes for the years ended October 31, 2018, 2017 and 2016 consists of the following:

(in thousands)	2018	2017	2016
Current:
Federal	$104,510	$136,959	$114,350
State	26,942	22,753	17,305
Deferred:
Federal	24,894	11,952	18,391
State	357	2,002	3,584
Total	$156,703	$173,666	$153,630

On December 22, 2017, the Tax Cuts and Jobs Act (the 2017 Tax Act) was signed into law in the U.S. Among other significant changes, the 2017 Tax Act reduced the statutory federal income tax rate for U.S. corporate taxpayers from a maximum of 35 percent to 21 percent and required the deemed repatriation of foreign earnings not previously subject to U.S. taxation. Because the lower federal income tax rate became effective two months into the Company’s fiscal year, a blended federal tax rate of 23.3 percent applied to the Company for the year ended October 31, 2018.

The Company’s income tax provision for the year ended October 31, 2018 included a non-recurring charge of $24.0 million to reflect the estimated effects of the enactment of the 2017 Tax Act. The non-recurring charge was based on guidance issued by the Internal Revenue Service (IRS), as well as the Company’s current interpretation of the tax law changes. The non-recurring charge consists of $21.2 million from the revaluation of the Company’s deferred tax assets and liabilities and $2.8 million for the deemed repatriation of foreign-sourced net earnings not previously subject to U.S. taxation. The accounting for these elements of the 2017 Tax Act is complete. The tax increase associated with the non-recurring charges was partially offset by an income tax benefit of $17.5 million related to the exercise of stock options and vesting of restricted stock during the period, and $4.4 million related to the net income attributable to redeemable non-controlling interests and other beneficial interests, which is not taxable to the Company.

The following table reconciles the U.S. statutory federal income tax rate to the Company’s effective tax rate for the years ended October 31, 2018, 2017 and 2016:

	2018	2017	2016
Statutory U.S. federal income tax rate(1)	23.3%	35.0%	35.0%
State and local income tax, net of federal income tax benefits	4.4	3.5	3.5
Net income attributable to non-controlling and other beneficial interests	(0.7)	(1.8)	(2.0)
Non-recurring impact of U.S. tax reform	4.4	-	-
Stock-based compensation	0.4	0.3	0.6
Net excess tax benefits from stock-based compensation plans(2)	(3.2)	-	-
Other items	0.2	-	0.6
Effective income tax rate	28.8%	37.0%	37.7%

(1)	The statutory U.S. federal income tax rate for the year ended October 31, 2018 is a blend of 35 percent and 21 percent based on the number of days in the Company's fiscal year before and after the January 1, 2018 effective date of the reduction in the federal corporate income tax rate pursuant to the 2017 Tax Act.
(2)	This amount reflects the impact of the adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, as of November 1, 2017. The Company anticipates that the adoption of this guidance may cause fluctuations in the Company’s effective tax rate, particularly in the first quarter of each fiscal year, when most of the Company’s annual stock-based awards vest.

With the adoption of ASU 2016-09 as of November 1, 2017, excess tax benefits or tax deficiencies related to the exercise of stock options and vesting of restricted stock awards are no longer recognized in additional paid-in capital but rather as an income tax benefit or income tax expense in the period of vesting or settlement. For the year ended October 31, 2018, net excess tax benefits of approximately $17.5 million were included in the income tax provision. For the years ended October 31, 2017 and 2016, net excess tax benefits of approximately $3.2 million and $2.2 million, respectively, were included in additional paid-in capital.

As of October 31, 2018, the Company considers the undistributed earnings of certain foreign subsidiaries to be indefinitely reinvested in foreign operations; however, as a result of the 2017 Tax Act, an estimated tax of $2.8 million was recorded during the year ended October 31, 2018 on these earnings. The calculation of this non-recurring charge is based on the 2017 Tax Act, guidance issued by the IRS and our interpretation of this information.

The Company continues to carefully evaluate the impact of the 2017 Tax Act, certain provisions of which do not take effect for the Company until fiscal 2019, including, but not limited to, the global intangible low-taxed income, foreign-derived intangible income and base erosion anti-abuse tax provisions. Under the guidance provided by the U.S. Securities and Exchange Commission in Staff Accounting Bulletin No.118 (SAB 118), no provisional estimate is required for these items until the accounting for these elements of the 2017 Tax Act is complete.

Deferred income taxes reflect the expected future tax consequences of temporary differences between the carrying amounts and tax basis of the Company’s assets and liabilities. The significant components of deferred income taxes are as follows:

(in thousands)	2018	2017
Deferred tax assets:
Stock-based compensation	$41,759	$58,883
Investment basis in partnerships	10,050	12,375
Deferred rent	8,129	12,354
Differences between book and tax bases of investments	6,988	6,961
Compensation and benefit expense	4,202	4,679
Federal benefit of unrecognized state tax benefits	247	410
Other	240	373
Total deferred tax asset	$71,615	$96,035

Deferred tax liabilities:
Deferred sales commissions	$(12,422)	$(14,022)
Differences between book and tax bases of property	(6,691)	(7,930)
Differences between book and tax bases of goodwill and intangibles	(5,008)	(4,240)
Unrealized net holding gains on investments	(1,579)	(2,558)
Unrealized gains on derivative instruments	(89)	(185)
Total deferred tax liability	$(25,789)	$(28,935)
Net deferred tax asset	$45,826	$67,100

The Company records a valuation allowance when necessary to reduce deferred tax assets to an amount that is more likely than not to be realized. No valuation allowance has been recorded for deferred tax assets, reflecting management’s belief that all deferred tax assets will be utilized.

The changes in gross unrecognized tax benefits, excluding interest and penalties, for the years ended October 31, 2018, 2017 and 2016 are as follows:

(in thousands)	2018	2017	2016
Beginning Balance	$1,029	$1,859	$2,100
Additions for tax positions of prior years	7	12	6
Additions based on tax positions related to current year	93	75	57
Reductions for tax positions of prior years	-	(898)	-
Reductions for settlements with taxing authorities	-	(19)	-
Lapse of statute of limitations	(434)	-	(304)
Ending Balance	$695	$1,029	$1,859

Unrecognized tax benefits, if recognized, would reduce the effective tax amount by $0.7 million, $1.0 million and $1.9 million, respectively, for the years ended October 31, 2018, 2017 and 2016.

The Company recognized $0.1 million and $(0.2) million in interest and penalties in its income tax provision for the years ended October 31, 2018 and 2016, respectively. The Company did not recognize any interest or penalties in its income tax provision for the year ended October 31, 2017. Accrued interest and penalties, which are included as a component of unrecognized tax benefits, totaled $0.7 million and $0.6 million at October 31, 2018 and 2017, respectively.

The Company believes that it is reasonably possible that approximately $0.7 million of its currently remaining unrecognized tax benefits, each of which are individually insignificant, may be recognized within the next 12 months as a result of a lapse of the statute of limitations and settlements with state taxing authorities.

The Company is generally no longer subject to income tax examinations by U.S. federal, state, local or non-U.S. taxing authorities for fiscal years prior to fiscal 2014.

In fiscal 2016, the Company identified an immaterial error related to basis adjustments of certain partnership interests arising from Company repurchases of non-controlling interests in majority-owned subsidiaries that was not recorded in previous fiscal periods. The cumulative impact of this error resulted in an increase to deferred income tax asset and additional paid-in capital of $50.5 million. The error had no effect on the Consolidated Statements of Income, Comprehensive Income, or Cash Flows for the year ended October 31, 2016.

17.	Non-controlling and Other Beneficial Interests

Non-controlling and other beneficial interests are as follows:

Non-redeemable non-controlling interests

Non-redeemable non-controlling interests consist entirely of unvested interests granted to employees of the Company’s majority-owned subsidiaries. These grants become subject to holder put rights upon vesting and are reclassified to temporary equity as vesting occurs.

Redeemable non-controlling interests at other than fair value

In fiscal 2017, the Company acquired the remaining direct profit interests held by the non-controlling interest holders of Atlanta Capital (See Note 10). As a result, the Company had no non-controlling interests that are redeemable at other than fair value as of October 31, 2018 and 2017.

Redeemable non-controlling interests at fair value

Redeemable non-controlling interests include vested interests held by employees of the Company’s majority-owned subsidiaries and are recorded in temporary equity at estimated redemption value. Future payments to purchase these interests reduce temporary equity. Future changes in the redemption value of these interests are recognized as increases or decreases to additional paid-in capital. Redeemable non-controlling interests also include interests in the Company’s consolidated sponsored funds given that investors in those funds may request withdrawals at any time.

The components of net (income) loss attributable to non-controlling and other beneficial interests for the years ended October 31, 2018, 2017 and 2016 were as follows:

(in thousands)	2018	2017	2016
Consolidated sponsored funds	$232	$(6,816)	$43
Majority-owned subsidiaries	(16,199)	(16,895)	(13,525)
Non-controlling interest value adjustments(1)	-	(531)	(200)
Consolidated CLO entities	-	-	(9,768)
Net income attributable to non-controlling and other beneficial interests	$(15,967)	$(24,242)	$(23,450)

(1)	Relates to non-controlling interests redeemable at other than fair value.

18.	Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), net of tax, for the years ended October 31, 2018, 2017 and 2016 are as follows:

(in thousands)	Unamortized Net Gains (Losses) on Cash Flow Hedges(1)	Net Unrealized Gains (Losses) on Available-for-Sale Investments(2)	Foreign Currency Translation Adjustments	Total
Balance at October 31, 2015	$674	$3,733	$(52,993)	$(48,586)
Other comprehensive income (loss), before reclassifications and tax	-	732	(8,220)	(7,488)
Tax impact	-	(303)	-	(303)
Reclassification adjustments, before tax	22	(2,082)	-	(2,060)
Tax impact	(9)	863	-	854
Net current period other comprehensive income (loss)	13	(790)	(8,220)	(8,997)
Balance at October 31, 2016	$687	$2,943	$(61,213)	$(57,583)
Other comprehensive income (loss), before reclassifications and tax	(684)	1,930	9,310	10,556
Tax impact	271	(743)	-	(472)
Reclassification adjustments, before tax	40	(4)	-	36
Tax impact	(13)	2	-	(11)
Net current period other comprehensive income (loss)	(386)	1,185	9,310	10,109
Balance at October 31, 2017	$301	$4,128	$(51,903)	$(47,474)
Other comprehensive income (loss), before reclassifications and tax	-	2,409	(5,192)	(2,783)
Tax impact	-	(699)	-	(699)
Reclassification adjustments, before tax	(132)	(2,940)	-	(3,072)
Tax impact	31	816	-	847
Net current period other comprehensive income (loss)	(101)	(414)	(5,192)	(5,707)
Balance at October 31, 2018	$200	$3,714	$(57,095)	$(53,181)

(1)	Amounts reclassified from accumulated other comprehensive income (loss), net of tax, represent the amortization of net gains (losses) on qualifying derivative financial instruments designated as cash flow hedges over the life of the Company's senior notes into interest expense on the Consolidated Statements of Income.
(2)	Amounts reclassified from accumulated other comprehensive income (loss), net of tax, represent gains (losses) on disposal of available-for-sale securities that were recorded in gains (losses) and other investment income, net, on the Consolidated Statements of Income.

19.	Earnings per Share

The following table sets forth the calculation of earnings per basic and diluted shares for the years ended October 31, 2018, 2017 and 2016:

(in thousands, except per share data)	2018	2017	2016
Net income attributable to Eaton Vance Corp. shareholders	$381,938	$282,131	$241,307
Weighted-average shares outstanding – basic	114,745	110,918	109,914
Incremental common shares	8,187	5,500	4,068
Weighted-average shares outstanding – diluted	122,932	116,418	113,982
Earnings per share:
Basic	$3.33	$2.54	$2.20
Diluted	$3.11	$2.42	$2.12

Antidilutive common shares related to stock options and unvested restricted stock excluded from the computation of earnings per diluted share were approximately 2.1 million, 3.7 million and 11.9 million for the years ended October 31, 2018, 2017 and 2016, respectively.

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

The Company leases certain office space and equipment under non-cancelable operating leases. The office space leases expire over various terms that extend through 2034. Certain of the leases contain renewal options. The lease payments are recognized on a straight-line basis over the non-cancelable term of each lease plus any anticipated extensions. Rent expense under these leases totaled $23.2 million, $21.9 million and $21.2 million, respectively, for the years ended October 31, 2018, 2017 and 2016. Future minimum lease commitments are as follows:

Year Ending October 31,
(in thousands)	Amount
2019	$23,551
2020	24,305
2021	24,073
2022	23,563
2023	23,110
2024 – thereafter	241,172
Total	$359,774

Other commitments and contingencies include puts and calls related to profit interests issued to non-controlling interest holders pursuant to the provisions of the Atlanta Capital Plan and Parametric Plan, respectively (See Note 10).

21.	Related Party Transactions

Sponsored funds

The Company is an investment adviser to, and has administrative agreements with, certain sponsored open-end funds, privately offered equity funds and closed-end funds for which employees of the Company are officers and/or directors. Substantially all of the services to these entities for which the Company earns a fee, including investment advisory, distribution, shareholder and administrative services, are provided under contracts that set forth the services to be provided and the fees to be charged. Certain of these contracts are subject to annual review and approval by the funds’ boards of directors or trustees.

Revenues for services provided or related to these funds for the years ended October 31, 2018, 2017 and 2016 were as follows:

(in thousands)	2018	2017	2016
Management fees	$1,037,690	$927,453	$809,102
Distribution fees	77,427	75,531	71,784
Service fees	123,500	119,962	107,684
Shareholder service fees	6,107	4,482	2,433
Other revenue	698	731	2,133
Total	$1,245,422	$1,128,159	$993,136

For the years ended October 31, 2018, 2017 and 2016, the Company had investment advisory agreements with certain sponsored funds pursuant to which the Company contractually waived $17.6 million, $16.7 million and $15.1 million, respectively, of management fees it was otherwise entitled to receive.

Sales proceeds and net realized gains for the years ended October 31, 2018, 2017 and 2016 from investments in sponsored funds classified as available-for-sale are as follows:

(in thousands)	2018	2017	2016
Proceeds from sales	$21,192	$14,136	$10,895
Net realized gains	3,240	306	2,154

The Company pays all ordinary operating expenses of certain sponsored funds (excluding investment advisory and administrative fees) for which it earns an all-in management fee and provides subsidies to certain share classes of sponsored funds to ensure that specified operating expenses attributable to such share classes do not exceed a specified percentage. For the years ended October 31, 2018, 2017 and 2016, expenses of $47.7 million, $35.0 million and $24.4 million, respectively, were incurred by the Company pursuant to these arrangements.

Included in management fees and other receivables at October 31, 2018 and 2017 are receivables due from sponsored funds of $104.9 million and $100.0 million, respectively. Included in accounts payable and accrued expenses at October 31, 2018 and 2017 are payables due to sponsored funds of $3.2 million and $1.7 million, respectively.

Loan to affiliate

On December 23, 2015, EVMC, a wholly owned subsidiary of the Company, loaned $5.0 million to Hexavest under a term loan agreement to seed a new investment strategy. The loan renews automatically for an additional one-year period on each anniversary date unless written termination notice is provided by EVMC. Through October 31, 2018, the Company earned interest equal to the one-year Canadian Dollar Offered Rate plus 200 basis points. Hexavest may prepay the loan in whole or in part at any time without penalty. The Company recorded $0.2 million of interest income related to the loan in gains (losses) and other investment income, net, on the Company’s Consolidated Statement of Income for the fiscal years ended October 31, 2018 and 2017. Interest due from Hexavest under this arrangement included in other assets on the Company’s Consolidated Balance Sheets was $16,151 and $13,000 at October 31, 2018 and 2017, respectively.

Subsequent event – amendment to term loan agreement

In November 2018, the Company amended the term loan agreement to reduce the market interest rate of the loan to be equal to the one-year Canadian Dollar Offered Rate plus 100 basis points.

Employee loan program

The Company has established an Employee Loan Program under which a program maximum of $20.0 million is available for loans to officers (other than executive officers) and other key employees of the Company for purposes of financing the exercise of employee stock options. Loans are written for a seven-year period, at varying fixed interest rates (currently ranging from 0.9 percent to 2.8 percent), are payable in annual installments commencing with the third year in which the loan is outstanding, and are collateralized by the stock issued upon exercise of the option. All loans under the program must be made on or before October 31, 2022. Loans outstanding under this program, which are full recourse in nature, are reflected as notes receivable from stock option exercises in shareholders’ equity and totaled $8.1 million and $11.1 million at October 31, 2018 and 2017, respectively.

22.	Regulatory Requirements

The Company is required to maintain net capital in certain regulated subsidiaries within a number of jurisdictions. Such requirements may limit the Company’s ability to make withdrawals of capital from these subsidiaries.

Eaton Vance Distributors, Inc. (EVD), a wholly-owned subsidiary of the Company and principal underwriter of the Eaton Vance and Parametric funds, is subject to the U.S. Securities and Exchange Commission’s uniform net capital rule, which requires the maintenance of minimum net capital. For purposes of this rule, EVD had net capital of $101.0 million at October 31, 2018, which exceeded its minimum net capital requirement of $3.9 million as of such date. The ratio of aggregate indebtedness to net capital at October 31, 2018 was 0.58-to-1.

At October 31, 2018, the Company was required to maintain net capital in certain other regulated subsidiaries. The Company was in compliance with all applicable regulatory minimum net capital requirements.

23.	Concentrations of Credit Risk and Significant Relationships

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents held. The Company maintains cash and cash equivalents with various financial institutions. Cash deposits maintained at a financial institution may exceed the federally insured limit.

During the fiscal years ended October 31, 2018, 2017 and 2016, there were no managed portfolios, related funds or other clients that provided over 10 percent of the total revenue for the Company.

24.	Geographic Information

Revenues by principal geographic area for the years ended October 31, 2018, 2017 and 2016 are as follows:

(in thousands)	2018	2017	2016
Revenue:
U.S.	$1,633,319	$1,466,495	$1,289,830
International	68,930	62,515	53,030
Total	$1,702,249	$1,529,010	$1,342,860

Long-lived assets by principal geographic area as of October 31, 2018 and 2017 are as follows:

(in thousands)	2018	2017
Long-lived Assets:
U.S.	$50,459	$46,804
International	1,969	2,185
Total	$52,428	$48,989

International revenues and long-lived assets are attributed to countries based on the location in which revenues are earned.

25.	Comparative Quarterly Financial Information (Unaudited)

	2018
(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year

Total revenue	$421,412	$414,261	$430,602	$435,974	$1,702,249
Operating income	$135,800	$132,686	$142,264	$144,452	$555,202
Net income	$88,511	$96,406	$107,775	$105,213	$397,905
Net income attributable to Eaton Vance Corp. shareholders	$78,056	$96,601	$101,794	$105,487	$381,938
Earnings per Share:
Basic	$0.68	$0.84	$0.89	$0.93	$3.33
Diluted	$0.63	$0.78	$0.83	$0.87	$3.11

	2017
(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year

Total revenue	$354,959	$374,632	$393,746	$405,673	$1,529,010
Operating income	$105,436	$117,920	$121,031	$138,371	$482,758
Net income	$64,341	$77,633	$74,853	$89,546	$306,373
Net income attributable to Eaton Vance Corp. shareholders	$60,711	$71,975	$67,361	$82,084	$282,131
Earnings per Share:
Basic	$0.55	$0.65	$0.61	$0.73	$2.54
Diluted	$0.53	$0.62	$0.58	$0.69	$2.42
128

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Eaton Vance Corp.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Eaton Vance Corp. and subsidiaries (the "Company") as of October 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows, for each of the three years in the period ended October 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of October 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 21, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts

December 21, 2018.

We have served as the Company’s auditor since 1959.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2018. Disclosure controls and procedures are designed to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rule and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), to allow timely decisions regarding required disclosure. Our CEO and CFO participated in this evaluation and concluded that, as of October 31, 2018, our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting that occurred during the fourth quarter of our fiscal year ended October 31, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Management on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting.

Management has evaluated the effectiveness of the Company’s internal control over financial reporting as of October 31, 2018 based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment, management concluded that the Company’s internal control over financial reporting was effective as of October 31, 2018.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited the financial statements that are included in this annual report and expressed an opinion thereon. Deloitte & Touche LLP has also expressed an opinion on the effectiveness of the Company’s internal control over financial reporting as of October 31, 2018. This Report appears on page 131.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Eaton Vance Corp.:

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Eaton Vance Corp. and subsidiaries (the “Company”) as of October 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended October 31, 2018, of the Company and our report dated December 21, 2018, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts

December 21, 2018

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the name, age and positions of each of our directors, executive officers and certain other significant employees of Eaton Vance Corp., unless otherwise noted, at October 31, 2018:

Name	Age	Position

Thomas E. Faust Jr.	60	Chairman of the Board, Chief Executive Officer and President
Ann E. Berman	66	Director
Leo I. Higdon, Jr.	72	Director
Paula A. Johnson	59	Director
Brian D. Langstraat	50	Director, Chief Executive Officer of Parametric Portfolio Associates LLC
Dorothy E. Puhy	67	Director
Winthrop H. Smith, Jr.	69	Director
Richard A. Spillane, Jr.	67	Director
Daniel C. Cataldo	58	Vice President and Chief Administrative Officer
Laurie G. Hylton	52	Vice President and Chief Financial Officer
Frederick S. Marius	55	Vice President, Secretary and Chief Legal Officer
Julie E. Rozen	46	Vice President and Chief Accounting Officer
Matthew J. Witkos	52	President of Eaton Vance Distributors, Inc.

Directors are elected annually by the holders of the Company’s Voting Common Stock.

Mr. Faust has served as Chairman of the Board and Chief Executive Officer of the Company since November 2007. Mr. Faust was elected President of the Company in January 2006 and served as Chief Investment Officer of Eaton Vance Management from November 2001 until October 2007. He was Executive Vice President of the Company from January 2000 through January 2006 and a Vice President of Eaton Vance Management from December 1987 to January 2000. He has been a Director of the Company since January 2002. Mr. Faust serves as a member of the Executive Committee established by the Company’s Board of Directors. Mr. Faust is also a member of the Company’s Executive Management Committee.

Mr. Faust’s extensive business and investment experience and his position as the Company’s Chief Executive Officer led the Company’s Board of Directors to conclude that Mr. Faust should serve as a Director.

Ms. Berman has served as a Director of the Company since January 2006. She is Chairwoman of the Audit Committee and serves as a member of the Compensation and Nominating and Governance Committees established by the Company’s Board of Directors. Ms. Berman served as a Senior Advisor at Harvard University from April 2006 to June 2009 and served as Harvard University’s Vice President of Finance and Chief Financial Officer from October 2002 to April 2006. Ms. Berman has also been a Director of Loews Corporation since 2006 and Cantel Medical Corp. since March 2011.

Ms. Berman’s extensive financial and risk management experience at Harvard University as Chief Financial Officer and as a member of the board of the Harvard Management Company overseeing the University’s endowment, led the Company’s Board of Directors to conclude that Ms. Berman should serve as a Director.

Mr. Higdon has served as a Director of the Company since January 2000. He is the lead independent Director and serves as a member of the Compensation and Executive Committees established by the Company’s Board of Directors. Mr. Higdon served as President of Connecticut College from June 2006 to December 2013 and as President of the College of Charleston from October 2001 to June 2006. Mr. Higdon has been a Director of HealthSouth Corporation since 2004, where he is currently Chairman of the Board. Mr. Higdon’s financial experience includes a 20-year tenure at Salomon Brothers, holding various positions including Managing Director and Vice Chairman. Mr. Higdon has also served as a Director of Citizens Financial Group, Inc. since August 2014.

Mr. Higdon’s extensive financial service industry experience and his leadership roles in both the for-profit and non-for-profit sectors provide him with valuable insight on running large organizations. This experience led the Company’s Board of Directors to conclude that Mr. Higdon should serve as a Director.

Dr. Johnson was elected a Director of the Company in October 2018. She also serves as a member of the Nominating and Governance Committee established by the Company’s Board of Directors. Dr. Johnson was elected President of Wellesley College in 2016. She is a cardiologist who founded and served as the inaugural Executive Director of the Connors Center for Women’s Health and Gender Biology at Brigham and Women’s Hospital from July 2002 to June 2016, and served as the Chief of the Division of Women’s Health at Brigham and Women’s Hospital from July 2002 to June 2016. Dr. Johnson has also served as a Director of West Pharmaceutical Services, Inc. since 2005 and as a Director of the Isabella Stewart Gardner Museum since 2015.

Dr. Johnson’s broad range of experiences within the areas of education, medicine, public health and public policy along with her service on both for-profit and non-for-profit boards provide her with valuable insight on running large organizations. This experience led the Company’s Board of Directors to conclude that Dr. Johnson should serve as a Director.

Mr. Langstraat has served as Chief Executive Officer of Parametric Portfolio Associates LLC (Parametric), a majority-owned subsidiary of the Company, since June 2001. He was Managing Director and Chief Operating Officer of Parametric from 1997 to May 2001. He has served as a Director of the Company since July 2014.

Mr. Langstraat’s extensive business experience and position as Chief Executive Officer of Parametric led the Company’s Board of Directors to conclude that Mr. Langstraat should serve as a Director.

Ms. Puhy has served as a Director of the Company since April 2006. She is Chairwoman of the Nominating and Governance Committee and serves as a member of the Audit Committee established by the Company’s Board of Directors. Ms. Puhy has served as Executive Vice President and Chief Operating Officer of Dana-Farber Cancer Institute, a cancer treatment and research center, since July 2012. Prior to taking the role of Chief Operating Officer, Ms. Puhy served as Chief Financial Officer of Dana-Farber Cancer Institute from March 2004 until July 2012. Ms. Puhy has been a Director of Abiomed, Inc. since 2003, where she is currently lead independent Director. Ms. Puhy has also served as a Director of Blue Cross Blue Shield of Massachusetts since September 2012.

Ms. Puhy’s extensive experience in the areas of finance, strategic planning and risk management led the Company’s Board of Directors to conclude that Ms. Puhy should serve as a Director.

Mr. Smith has served as a Director of the Company since April 2004. He is Chairman of the Compensation Committee and serves as a member of the Nominating and Governance and Audit Committees established by the Company’s Board of Directors. Mr. Smith has served as Chairman of Summit Ventures LLC, a private investment firm, since October 2001. He was formerly an Executive Vice President of Merrill Lynch & Co., an investment banking and wealth management firm.

Mr. Smith’s financial, risk management and leadership experience at Merrill Lynch & Co. provides him with valuable insights on running a large, complex financial services company with diverse worldwide operations. This experience led the Company’s Board of Directors to conclude that Mr. Smith should serve as a Director.

Mr. Spillane has served as a Director of the Company since April 2009. He serves as a member of the Executive, Nominating and Governance, and Compensation Committees established by the Company’s Board of Directors. Mr. Spillane has been an Adjunct Professor and Executive in Residence at Babson College since 2008. Mr. Spillane held a variety of positions during his 20-year career at Fidelity Investments, including serving as President of Strategic Advisors Inc., a registered investment advisor subsidiary of Fidelity Investments, from 2005 to 2007.

Mr. Spillane’s experience at Fidelity Investments provides him with valuable insights into the financial services industry. This experience led the Company’s Board of Directors to conclude that Mr. Spillane should serve as a Director.

Mr. Cataldo has been Chief Administrative Officer of the Company since May 2018 and a Vice President of the Company since January 1990. He was Treasurer from March 2012 to April 2018 and Director of Financial Planning and Analysis from 2000 to 2012. Mr. Cataldo was formerly Head of Mutual Fund Operations, Internal Auditor and Chief Accountant since joining the Company in 1984. Mr. Cataldo is a member of the Company’s Executive Management Committee.

Ms. Hylton has served as Chief Financial Officer of the Company since March 2012. Ms. Hylton has been a Vice President of the Company since June 1994 and was the Chief Accounting Officer of the Company from October 1997 through December 2016. She was the Internal Auditor of the Company from June 1994 to October 1997. Ms. Hylton is a member of the Company’s Executive Management Committee.

Mr. Marius has been a Vice President and attorney of Eaton Vance Management since April 2004 and Chief Legal Officer of the Company since June 2008. Mr. Marius has also been a Vice President and Secretary of the Company since November 2007, and was Deputy Chief Legal Officer of the Company from November 2007 to June 2008. Mr. Marius is a member of the Company’s Executive Management Committee.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires certain of our officers, our Directors and persons who own more than ten percent of a registered class of the Company’s equity securities to file forms reporting their affiliation with the Company and reports of ownership and changes in ownership of the Company’s equity securities with the U.S. Securities and Exchange Commission (SEC) and the New York Stock Exchange (NYSE). These persons and entities are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge, based on a review of the copies of such reports furnished to us and representations from certain reporting persons that no reports were required, except as noted below, all Section 16(a) filing requirements applicable to such individuals were complied with for fiscal 2018.

On December 20, 2018, Matthew J. Witkos filed a Form 5 to report previously unreported acquisitions under broker-sponsored dividend reinvestment programs. The Form 5, which was filed more than 45 days after year end and is therefore itself considered late, reported 44 late Form 4 reports relating to 57 dividend reinvestment transactions. The Form 5 also reports a gift of 3,000 shares made by Mr. Witkos in December 2017.

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

CORPORATE GOVERNANCE AND INFORMATION ABOUT OUR BOARD AND ITS COMMITTEES

We have memorialized our governance practices in our corporate governance guidelines and the charters of the three functional committees of our Board of Directors. The corporate governance guidelines and charters are intended to ensure that our Board will have the necessary authority and practices in place to review and evaluate our business operations and to make decisions independent of the Company’s management. Our corporate governance guidelines also are intended to align the interests of our Directors and management with those of the Company’s shareholders. Our corporate governance guidelines establish the practices our Board follows with respect to Board composition and selection, Board meetings and the involvement of senior management, evaluation of Chief Executive Officer performance, succession planning, Board committees and committee membership, and independent Director compensation. Our Board annually conducts a self-evaluation to assess compliance with our corporate governance guidelines and to identify opportunities to improve Board performance.

Our corporate governance guidelines and committee charters are reviewed periodically and updated as necessary to reflect changes in regulatory requirements and evolving oversight practices. Our corporate governance guidelines were adopted by our Board to, among other things, comply with corporate governance requirements contained in the NYSE listing standards and make other enhancements to our Company’s corporate governance policies, including creating the role of lead independent Director. Leo I. Higdon, Jr. serves as the lead independent Director. The lead independent Director is responsible for coordinating the activities of our non-management Directors, coordinating with our Chairman to set the agenda for Board meetings, chairing meetings of our non-management Directors and leading our Board’s performance evaluation of our Chief Executive Officer. Our Board has three functional committees: an Audit Committee, a Compensation Committee and a Nominating and Governance Committee. The Board of Directors also maintains an Executive Committee consisting of, as of October 31, 2018, Mr. Faust as Chairman, Chief Executive Officer and President, Mr. Higdon as lead independent Director, and Richard A. Spillane, Jr. The Executive Committee may act on behalf of the Board of Directors during circumstances that prevent the full Board from meeting, but is otherwise inactive. Our corporate governance guidelines, as well as the charter for each functional committee of our Board, are available on our website at www.eatonvance.com or by calling Investor Relations at 617-482-8260. In accordance with NYSE rules, we may also make disclosure of the following on our website:

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

Committees of the Board

Below is a description of each functional committee of our Board of Directors. Each committee has the authority to engage legal counsel or other experts or consultants as it deems appropriate to carry out its responsibilities. Our Board of Directors has determined that each member of each such committee meets the standards of independence under our corporate governance guidelines and applicable NYSE listing standards, including the requirement that each member cannot have any material relationship with the Company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the Company).

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

The Nominating and Governance Committee of our Board of Directors consists of Dorothy E. Puhy, Ann E. Berman, Paula A. Johnson, Winthrop H. Smith, Jr. and Richard A. Spillane, Jr. Ms. Puhy serves as Chairwoman. Each member of our Nominating and Governance Committee is an independent director as defined under the applicable rules of the NYSE.

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

Our Audit Committee has primary responsibility for the oversight and evaluation of the integrity of the Company’s financial reporting processes, including the effectiveness of internal controls, the Company’s compliance with legal and regulatory requirements, the qualifications, independence and performance of the

Company’s independent registered public accounting firm and the performance of the Company’s Internal Audit Department. The Audit Committee accomplishes these tasks by receiving regular reports from our Chief Financial Officer, Chief Legal Officer, Chief Information Officer and the Director of Internal Audit, as well as updates from our Company’s independent registered public accounting firm. Throughout the year, our Audit Committee also meets in executive session with our Company’s independent registered public accounting firm.

Understanding that it is management’s responsibility to manage risk and bring to the Board’s attention material risks to the Company, management has developed a risk management framework overseen by a cross-functional Enterprise Risk Management Committee and, ultimately, our senior management. Primary responsibilities of the Enterprise Risk Management Committee include top-down risk assessment and mitigation and review of risks related to specific events and circumstances. On a regular basis, representatives of a network of operational and functional committees, which include the Enterprise Security Committee, report to the Enterprise Risk Management Committee, providing a bottom-up perspective on risk and day-to-day risk management. The Enterprise Security Committee is responsible for addressing risks that security incidents can pose on the availability, integrity and confidentiality of the Company’s infrastructure, applications, processes and data. The Enterprise Risk Management Committee reports to the Board through updates provided by senior management addressing discrete events, identified risk management themes and any specific Board requests regarding risk management activities. Given the matrixed nature of our risk management framework and the diversity of potential risks, the Company does not have a standalone Chief Risk Officer.

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

The Company’s Internal Audit Department is responsible for providing an internal assessment of business processes through the development and execution of an annual internal audit plan. Our Internal Audit Department also works with the Company’s business units to assist in the assessment and monitoring of risk relating to specific business processes. The annual internal audit plan is approved by the Audit Committee, and the Director of Internal Audit regularly reports on the progress and results of audits identified in the plan. The Director of Internal Audit reports directly to the Audit Committee and regularly attends meetings of the Enterprise Risk Management Committee.

On an annual basis, the Director of Internal Audit leads an enterprise risk assessment process using an established risk management framework to identify and characterize various risks based on the significance of their potential impact to the Company. Such risks include investment management, market, operational, technological (including cybersecurity), legal (including regulatory and compliance), financial and strategic risks. This process culminates in the preparation of an Enterprise Risk Assessment presented and reviewed with the Enterprise Risk Committee and, ultimately, the Audit Committee on an annual basis. The Audit Committee, in turn, reports on this assessment to the Board.

The Company believes that the division of risk management responsibilities described above is an effective approach to addressing the risks facing the Company, and that our Board committee structure supports this approach.

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

Our overriding compensation philosophy is that executive compensation should consist primarily of annual performance-based cash awards and long-term equity incentive awards, with base salary representing a lesser component of total compensation. Long-term equity incentive awards generally take the form of options to acquire Eaton Vance Non-Voting Common Stock, restricted shares of Eaton Vance Non-Voting Common Stock, performance-based awards of restricted shares of Eaton Vance Non-Voting Common Stock and, in circumstances where an executive officer is employed by one of our majority-owned subsidiaries, phantom incentive units granted under subsidiary-specific long-term equity plans. We believe the appropriate combination of performance-based annual incentives and long-term equity incentive awards encourages our management to focus on investment performance, financial performance and long-term stock price performance, thereby aligning the interests of management with those of our shareholders. Employees at higher total compensation levels generally receive a greater percentage of their total compensation payable in long-term incentives and a lesser percentage in current cash compared to employees who are paid less. We believe that the proportion of compensation that is “at risk” (performance-based awards and long-term equity awards) should rise as an employee’s level of responsibility rises. In general, executive officers with the highest levels of responsibility have the lowest percentage of their compensation fixed in the form of base salary and the highest percentage of their compensation at risk.

Compensation opportunities in excess of base salary for our Chief Executive Officer (CEO), Chief Financial Officer (CFO) and the three other most highly compensated officers in any given year (collectively, the named executive officers) have been based on measurable goals for the Company. Targeted total compensation is designed to be competitive and is evaluated against our peer group, as defined below. Our emphasis is on total compensation and pay for performance. Compensation determinations include consideration the overall performance of the Company as well as the individual performance of the named executive officer. While the Company does not establish explicit targeted total compensation levels relative to our peer group, the Company does evaluate compensation for named executive officers against executive officers of peer group companies. Base compensation of our named executive officers is typically reviewed against median peer group base compensation, while the total cash compensation target range is typically reviewed against the 50th to 75th percentile of our peer group. All of our named executive officers are employees at will, without employment, severance or change in control agreements.

In the first quarter of each fiscal year, our CEO presents a set of corporate goals and objectives for the upcoming year to our Board of Directors (the Board). Some of the goals and objectives are consistent from year-to-year, while others may vary, reflecting known initiatives to be undertaken in the current year. In fiscal 2018, the Compensation Committee of our Board (the Committee) considered the Company’s success in light of the following goals and objectives:

•	Maintain favorable investment performance;
•	Achieve mid-single-digit organic revenue growth;
•	Commercialize NextShares™ exchange-traded managed funds;
•	Activate Calvert growth strategy;
•	Maintain stable financial condition and continued fiscal discipline; and
•	Continue to build the record and reputation of Eaton Vance as an industry leader.

Individual performance is evaluated based on the executive’s role in achieving these goals and objectives and adherence to our core values. Our core values consist of the following:

•	Integrity
•	Professionalism
•	Teamwork
•	Client focus
•	Creativity/adaptability
•	Excellence

In considering the performance of the Company and its named executive officers in fiscal 2018, the Committee reviewed the following:

•	Stock performance: As of October 12, 2018 (latest practicable date prior to the annual Compensation Committee meeting), the one-year total return of Eaton Vance Non-Voting Common Stock was -6.4 percent. The average total return of 14 competing mid-cap and large-cap U.S. publicly traded asset managers (Affiliated Managers Group, Inc., AllianceBernstein Holding L.P., Artisan Partners Asset Management, Inc., BlackRock, Inc., Brightsphere Investment Group plc, Cohen & Steers, Inc., Federated Investors, Inc., Franklin Resources, Inc., GAMCO Investors, Inc., Invesco Ltd., Legg Mason, Inc., T. Rowe Price Group, Inc., Virtus Investment Partners, Inc. and Waddell & Reed Financial, Inc.) over the same period was -13.9 percent. As measured at the same date, the annual total return of Eaton Vance Non-Voting Common Stock also outperformed the average of peer manager stocks over three years (+12.8 percent vs. -0.2 percent), five years (+6.5 percent vs. -1.1 percent) and ten years (+11.5 percent vs. +8.0 percent).
•	Financial performance: Earnings per diluted share of $3.11 in fiscal 2018 increased 29 percent from $2.42 of earnings per diluted share in fiscal 2017. Adjusted earnings per diluted share of $3.21 increased 29 percent from $2.48 of adjusted earnings per diluted share in fiscal 2017.
•	Business growth: Fiscal 2018 represented Eaton Vance’s 23rd consecutive year of positive net flows. In fiscal 2018, we realized 4 percent internal growth in managed assets (consolidated net inflows divided by beginning of period consolidated assets under management) and 5 percent internal management fee revenue growth (management fees attributable to consolidated inflows less management fees attributable to consolidated outflows, divided by beginning of period consolidated management fee revenue).
•	Performance of managed assets: We continued to achieve strong investment performance across a broad range of investment strategies in fiscal 2018. As of September 30, 2018 (latest practicable date prior to the annual Compensation Committee meeting), 63 of our U.S. mutual funds were rated 4 or 5 stars by MorningstarTM for at least one class of shares, including 26 five-star rated funds. As of that date, 68 percent of the net assets of Eaton Vance, Parametric and Calvert mutual funds were in funds ranking in the top half of their Morningstar peer group for three-year total return, 79 percent for five-year total return and 63 percent for ten-year total return.

•	Custom Beta initiative: In fiscal 2018, Parametric Custom Core and EVM-managed customized municipal and corporate bond ladder strategies offered as retailed managed accounts and high-net-worth separate accounts generated net inflows of $14.8 billion, equating to 22 percent internal growth in managed assets.
•	Responsible investing initiative: The acquisition of the business assets of Calvert Investments in December 2016 established Eaton Vance as a leader in the market for responsibly managed U.S. mutual funds, complementing our position in responsibly managed index-based separate accounts through Parametric. Including the Atlanta Capital-subadvised Calvert Equity Fund, total managed assets in Calvert funds and separate accounts increased to $15.4 billion at September 30, 2018 (latest practicable date prior to the annual Compensation Committee meeting) from $12.0 billion at acquisition. Net flows into Calvert funds and separate accounts in the first 11 months of fiscal 2018 were $1.7 billion (15% annualized organic growth). During the fiscal year, we invested to build out Calvert’s operating infrastructure and environmental, social and governance (ESG) research capabilities, hiring a new chief operating officer, new director of research and four new ESG analysts. We are increasingly positioning Calvert’s research as a shared resource to support the integrated consideration of ESG factors in the management of active investment strategies companywide. As of September 30, 2018, we had $37.6 billion in responsible investing assets.
•	Globalization initiative: During fiscal 2018, we expanded our global footprint by adding a new fixed-income investment team in Frankfurt, Germany and moved to an expanded sales and client service office in Tokyo, Japan. We continue to commit additional resources to support business growth outside the United States.
•	NextShares initiative: During the fiscal year, the number of NextShares funds available in the marketplace increased to 18 funds from eight fund families, including Eaton Vance and Calvert, and NextShares were introduced at a major broker-dealer for the first time. Commercial success was limited, due primarily to constrained distribution access.
•	Legal and regulatory compliance: Eaton Vance had a clean legal and regulatory year in fiscal 2018.
•	Relationships with fund trustees and other client constituencies: The Company continues to maintain excellent relations with the independent trustees of the Eaton Vance and Calvert mutual funds and other key client constituencies.
•	Partnerships with leading distributors: Eaton Vance continues to enjoy close relationships and constructive working partnerships with leading fund distributors and other financial intermediaries in the U.S. and internationally.
•	Financial management and risk management: Eaton Vance continues to maintain a prudent financial position, as reflected in our A-/A3 credit rating and strong balance sheet. At the end of the fiscal year, we held $874.0 million of cash and cash equivalents and short-term debt investments and $358.8 million of seed capital investments. We have $625 million of long-term debt maturing in 2023 and 2027. Our $300 million revolving credit facility was unused during the fiscal year.
•	Corporate culture and employee retention: Eaton Vance continues to maintain a corporate culture that is conducive to high levels of employee retention and long-term business performance. In fiscal 2018, we had no notable departures in senior management, administrative or investment group leadership other than retirements.

The Committee did not assign specified weights to any of these factors.

Compensation Setting Process

Role of our Compensation Committee

The Committee has overall responsibility for evaluating and approving the structure, operation and effectiveness of our compensation plans, policies and programs for all employees. The Committee consists of Ann E. Berman, Leo I. Higdon, Jr., Winthrop H. Smith, Jr. and Richard A. Spillane, Jr. Mr. Smith serves as Chairman. Each member of the Committee is an independent director as defined under the applicable rules of the NYSE and the SEC, an “outside director” for purposes of Section 162(m) of the Internal Revenue Code and a “non-employee director” for purposes of Rule 16b-3 of the Securities Exchange Act of 1934. The Committee is specifically charged with the following:

•	To review and approve the corporate goals and objectives relevant to the compensation of our CEO, to evaluate our CEO’s performance in light of these goals and objectives, and, based on this evaluation, make recommendations to the Board for the independent Directors to approve our CEO’s compensation (including any long-term incentive or other compensation under any incentive-based or equity-based compensation plan);
•	To review management’s recommendations and make recommendations to the Board with respect to Director and other non-CEO executive officer compensation above certain limits established by the Board, provided, however, that the Committee has full decision-making powers with respect to compensation intended to be performance-based compensation within the meaning of Section 162(m) of the Internal Revenue Code;
•	To retain compensation consultants as necessary or desirable to assist in their evaluation, including competitive benchmarking, of Director, CEO or senior executive compensation programs or arrangements. The Committee has authority to obtain advice and assistance from internal or external legal, accounting or other advisors;
•	To review management’s recommendations and make recommendations to the Board with respect to incentive-based cash compensation and equity-based compensation plans and programs that are subject to Board approval, and that may be applicable to all or any portion of the employees of the Company and/or its subsidiaries; and
•	To exercise all power and authority of the Board in the administration of our equity-based incentive compensation plans.

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

Use of Compensation Consultants in Determining Executive Compensation

The Committee’s Charter provides the Committee the authority to retain an independent outside executive compensation consulting firm to assist in evaluating our policies and practices regarding executive compensation and provide objective advice regarding the competitive landscape. In fiscal 2018, the Committee relied on third-party executive pay analyses obtained as described below and did not hire an external consultant to assist them in their evaluation of pay practices for our named executive officers.

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

We believe the general business profile of these entities (primarily public companies, or subsidiaries of public companies, with similar lines of business in the asset management industry) make comparisons appropriate. In selecting our peer group, the Board chose companies that have one or more attributes significantly similar to ours, taking into consideration size (as defined by revenue, assets under management and market capitalization), investment offerings and distribution channels.

As part of our annual executive compensation review process in October 2018, our CEO reviewed the results of this analysis with the Committee, highlighting market trends identified regarding the types of compensation offered to executive officers, the mix of compensation components and the relationship between company performance and executive pay. In executive session, the Committee reviewed our CEO’s pay in relation to total compensation and the Company’s net income and revenue.

Elements of Executive Compensation

Total compensation for our named executive officers consists of the following elements:

•	Base salary
•	Annual performance-based cash incentive awards
•	Long-term equity incentive awards
•	Retirement plan benefits

•	Non-qualified compensation plan benefits
•	Other benefits and perquisites

Base Salary

Base salaries for our named executive officers are intended to provide a fixed level of cash compensation that is appropriate given the executive’s role in the organization. Generally, base salaries are determined by 1) scope of responsibility and complexity of position, 2) performance history, 3) tenure of service, 4) internal equity within the Company’s salary structure, and 5) relative salaries of persons holding similar positions at companies within our designated peer group. In addition to other considerations, base salaries are designed to reward industry knowledge and experience. Base salaries are also reviewed at the time of promotion or significant change in job scope and responsibilities. In October 2017, the Committee made the determination to increase the base salaries of named executive officers Thomas E. Faust Jr., Frederick S. Marius and Matthew J. Witkos for fiscal 2018 by six percent, eight percent and five percent, respectively, based upon an analysis of their performance and a review of internal equity and relative salaries of comparable positions at peer group companies. In October 2017, the Committee made the determination not to increase the base salaries of the other named executive officers, Laurie G. Hylton and Brian D. Langstraat, for fiscal 2018.

Consistent with our desire to have the majority of total compensation paid to named executive officers at risk in the form of incentive compensation, six percent of our total current named executive officers’ compensation in fiscal 2018 (as defined in the Summary Compensation Table) was paid in the form of base salaries.

Annual Performance-based Cash Incentive Awards

Our annual performance-based cash incentive awards for named executive officers are designed to advance the interests of the Company and its shareholders by linking the compensation of our senior executives to performance and the achievement of key financial goals in the current fiscal year. Annual performance-based cash incentive awards complement our long-term equity incentive plans, which are designed to reward performance over a multi-year period. A substantial portion of our named executive officers’ total compensation is in the form of annual performance-based cash compensation.

We maintain performance-based incentive pools for all eligible employees of the Company and its majority-owned subsidiaries, other than those officers who are compensated under sales-based incentive plans. The incentive pool for eligible employees of the Company, Eaton Vance Management, Eaton Vance Distributors, Inc. (EVD) and other wholly owned subsidiaries is calculated each year as a substantially fixed percentage of adjusted operating income, an internally derived non-GAAP performance measure, defined as operating income adjusted to exclude stock-based compensation, expense associated with the performance-based incentive pool, operating results of consolidated funds, non-recurring expenses related to closed-end fund offerings, operating results of consolidated CLO entities, loss on extinguishment of debt and net income attributable to non-controlling and other beneficial interests of majority-owned operating subsidiaries, and adjusted to include the Company’s equity in net income of Hexavest (adjusted operating income). We believe that adjusted operating income is a key indicator of our ongoing profitability and therefore use this measure as the basis for calculating performance-based cash incentives for eligible employees. The performance-based incentive pools represent the funds out of which the executive officers, along with all other eligible employees of the Company and its wholly-owned subsidiaries, are paid. The Committee reviews analyses prepared by management annually as to the calculation of the performance-based incentive pools, historical trends, and the allocation of each pool among all employees, including named executive officers. The Company’s Atlanta Capital and Parametric subsidiaries maintain separate performance-based incentive compensation programs.

Annual performance-based incentive awards paid under the Executive Performance-Based Compensation Plan to certain executive officers of the Company, Eaton Vance Management and EVD are based upon the achievement of a specified performance target for the Company. The performance target is determined at the beginning of each performance period, taking into consideration the performance target of the prior year, forecasted future earnings and the requirements of Section 162(m) of the Internal Revenue Code. Once it is determined that the performance target has been met, individual awards under the plan are determined. The Committee is responsible for determining eligibility for participation in the Executive Performance-Based Compensation Plan and will consider, but has no obligation to follow, recommendations from our CEO as to the designation of Executive Performance-Based Compensation Plan participants. The Committee is also responsible for determining the maximum award potential for each participant, the objective performance goal against which performance will be measured, certifying whether the performance goal has been met and, ultimately, the percentage of the award potential to be paid to each participant upon goal achievement. The maximum award potential for each participant is generally set as a percentage of adjusted operating income achieved in excess of the performance target as defined above. Awards made under our Executive Performance-Based Compensation Plan to certain executive officers of Eaton Vance Corp., Eaton Vance Management and EVD are capped at $10.0 million for each Executive Performance-Based Compensation Plan participant with respect to each performance period. The actual award paid to a plan participant may consist of all or such portion of the award potential as the Committee in its sole discretion may determine. The Committee does not rely on predetermined formulas or weighted factors in determining whether to reduce the maximum award payable to participants or the extent to which the award should be reduced, but rather considers a number of factors relative to individual and overall Company performance. Historically, the Committee has exercised its discretion to reduce the awards paid to named executive officers and has not granted an incentive award to any named executive officer unless the relevant performance goal has been attained.

In October 2017, the Committee established the performance target for the twelve months ended September 30, 2018, which was the achievement of $149.0 million of adjusted operating income before the performance-based incentive pool. The Committee further established that named executive officers Thomas E. Faust Jr., Laurie G. Hylton, Frederick S. Marius and Matthew J. Witkos were eligible to earn 5.0 percent, 1.5 percent, 1.5 percent and 3.5 percent, respectively, of pre-incentive pool adjusted operating income in excess of that amount for that twelve-month period.

The Company realized adjusted operating income, before the fiscal 2018 performance-based incentive pool, of $772.1 million for the twelve months ended September 30, 2018, calculated as follows:

Twelve Months Ended
(in millions)	September 30, 2018

Reported operating income	$559.3

Exclude:
Stock-based compensation expense	87.6
Performance-based incentive pool expense	116.4
Consolidated sponsored funds operating results	3.8
Loss on extinguishment of debt	6.5
Equity in net income of Hexavest	15.3

Include:
Net income attributable to non-controlling and other beneficial interests of majority-owned operating subsidiaries	(16.8)
Adjusted operating income	$772.1

As a result, the maximum award potential for each eligible named executive officer for the twelve months ended September 30, 2018 was calculated as a percentage of $623.1 million, which represents the difference between pre-incentive pool adjusted operating income of $772.1 million and the pre-established performance target of $149.0 million. The maximum award potential by this measure was $10.0 million for each of Messrs. Faust and Witkos and $8.0 million for each of Ms. Hylton and Mr. Marius.

Management provided the Board with a report related to the meeting of the pre-established performance targets, which included a description of the agreed-upon procedures performed by the Company’s Director of Internal Audit relating to the calculation of the performance targets and the maximum award potential for each named executive officer under the plan. Based upon that and other information, the Board certified that the pre-established performance targets were met for the purpose of the plan and that the current named executive officers, Mr. Faust, Ms. Hylton, and Messrs. Marius and Witkos, were eligible for maximum potential awards under the Executive Performance-Based Compensation Plan. The Committee then granted performance-based cash incentive awards of $5.0 million, $1.5 million, $1.1 million and $2.5 million to Mr. Faust, Ms. Hylton, and Messrs. Marius and Witkos, respectively, which were less than the maximum award potential for each named executive officer.

The Committee arrived at its decision to reduce the payments made under the Executive Performance-Based Compensation Plan to amounts less than the maximum award potential for each named executive officer after careful consideration of recommendations made by management, an analysis of all payments to be made to named executive officers, competitor information obtained through surveys provided by an independent third-party compensation specialist and an assessment of the Company’s overall success in meeting the goals and objectives set at the beginning of the fiscal year. The reductions, which were not formulaic, reflect the judgment exercised by the Committee in its sole discretion.

Mr. Langstraat, as an employee of our majority-owned subsidiary Parametric, is not a participant in the Executive Performance-Based Compensation Plan. In approving Mr. Langstraat’s bonus for fiscal 2018, the Committee considered the financial and business performance of Parametric during the fiscal year, Mr. Faust’s views as to Mr. Langstraat’s individual performance and contributions made during the fiscal year, and comparative compensation information provided by an independent third-party compensation specialist. The Committee granted Mr. Langstraat a discretionary bonus of $5.3 million for the fiscal year ended October 31, 2018, reflecting Parametric’s business performance, as well as Mr. Langstraat’s individual contributions to both Parametric and the Company as a whole during the year.

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

On November 1, 2017, the Committee recommended, and our Board approved, grants of options under the 2013 Omnibus Incentive Plan, as amended and restated (the 2013 Plan), to our named executive officers to purchase an aggregate of 500,100 shares of Non-Voting Common Stock (233,440, 34,840, 131,320, 20,840 and 79,660 for Mr. Faust, Ms. Hylton, and Messrs. Langstraat, Marius and Witkos, respectively), representing 29 percent of all options awarded to employees on that date. The Committee, in determining the amount of each option grant, takes into account both targeted total compensation and targeted cash compensation. In addition, the Committee takes into consideration, among other factors, the existing share ownership of each named executive officer and prior year grant levels. Stock options awarded to our named executive officers are not awarded pursuant to specific performance-based conditions. Also on November 1, 2017, the Committee approved potential future awards to certain of our named executive officers, subject to achieving certain performance conditions, in an aggregate amount of 85,100 shares of restricted Non-Voting Common Stock (49,940, 9,640, 6,800 and 18,720 for Mr. Faust, Ms. Hylton and Messrs. Marius and Witkos, respectively), and also granted 29,200 shares of restricted Non-Voting Common Stock to Mr. Langstraat. These awards represented 10 percent of all restricted stock awards granted on that date. Restricted stock awards to Mr. Faust, Ms. Hylton and Messrs. Marius and Witkos on November 1, 2017 were made with the performance condition that the Company have at least $149.0 million in adjusted operating income in one or more of the following five annual performance periods. These awards were granted on November 1, 2018, based upon the satisfactory attainment of the performance objective for the twelve-month period ended September 30, 2018. Also on November 1, 2017, the Committee approved a grant of 619 phantom incentive units to Mr. Langstraat under the 2016 Parametric Phantom Incentive Plan (the Parametric Phantom Incentive Plan), representing 18 percent of all phantom incentive units granted to Parametric’s employees on that date.

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

Non-qualified Compensation Plan Benefits

Our Company has an unfunded, non-qualified Supplemental Profit Sharing Retirement Plan, which was designed to allow certain key employees to receive profit sharing contributions in excess of the amounts allowed under the Eaton Vance Management Profit Sharing Retirement Plan. Participation in the Supplemental Profit Sharing Retirement Plan has been frozen and is restricted to employees who qualified as participants on November 1, 2002. We did not make any contributions to the plan in fiscal 2018. Participants in the Supplemental Profit Sharing Retirement Plan continue to earn investment returns on their balances commensurate with those earned in the employer-directed portion of the Eaton Vance Profit Sharing and Savings Plan.

Our Company also has a Stock Option Income Deferral Plan, an unfunded, non-qualified plan intended to permit key employees to defer recognition of income upon exercise of non-qualified stock options previously granted by the Company. Participation in the Stock Option Income Deferral Plan has been frozen, with the result that none of our named executive officers are eligible to initiate or add to existing positions in the Stock Option Income Deferral Plan. Income earned on balances in the Stock Option Income Deferral Plan is directly tied to dividend income on the underlying shares of the Company’s Non-Voting Common Stock.

Neither of the plans described above offer preferential above-market earnings. Additional information about these plans, including aggregate earnings and aggregate balances at the end of fiscal 2018 for each of our named executive officers, is included in the table under the heading “Non-qualified Deferred Compensation for Fiscal 2018.”

Stock Ownership Guidelines

To further align the long-term interests of the Company’s executive officers and non-employee directors with those of other holders of our Non-Voting Common Stock, on October 24, 2018 the Board approved minimum stock ownership guidelines, effective as of fiscal 2019.

The guidelines require that the Company’s CEO must maintain beneficial ownership of shares of the Company’s Non-Voting Common Stock equal to the greater of (i) three times the number of shares of Voting Common Stock he owns or (ii) five times his current salary. Voting Trustees, who are identified in Item 12 of this Annual Report on Form 10-K and include the Company’s named executive officers, are required to beneficially own shares of the Company’s Non-Voting Common Stock equal to the greater of (i) two times the number of shares of Voting Common Stock they own or (ii) three times their current salary.

In determining an executive officer’s compliance with the ownership guidelines, holdings of, and interests in, restricted shares of the Company’s Non-Voting Common Stock, options to acquire shares of the Company’s Non-Voting Common Stock, and equity rights or ownership interests in subsidiaries and affiliates of the Company will each be disregarded. Executive officers have three years from the date they become subject to the guidelines to fulfill the ownership requirements. The ownership guidelines applicable to our non-employee directors are discussed under the caption “Director Compensation.”

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

Our named executive officers are entitled to participate in the Company’s Employee Stock Purchase Plans on the same terms and conditions as other employees. Such plans include: the 2013 Employee Stock Purchase Plan (the Qualified ESPP); the 2013 Nonqualified Employee Stock Purchase Plan (the Nonqualified ESPP); and the 2013 Incentive Compensation Nonqualified Employee Stock Purchase Plan (the Employee Stock Purchase Incentive Plan). The Qualified ESPP and Nonqualified ESPP permit eligible employees to direct up to a combined maximum of $12,500 per six-month offering period toward the purchase of Eaton Vance Corp. Non-Voting Common Stock at the lower of 90 percent of the market price of the Non-Voting Common Stock at the beginning or at the end of each offering period.

The Employee Stock Purchase Incentive Plan permits employees to direct up to half of their monthly and annual incentive bonuses and commissions toward the purchase of Eaton Vance Corp. Non-Voting Common Stock on a quarterly basis at the lower of 90 percent of the market price of the Non-Voting Common Stock at the beginning or at the end of each offering period.

Deductibility of Executive Compensation

For the fiscal year ended October 31, 2018, Section 162(m) of the Internal Revenue Code imposed a general limit on the amount that a public company could deduct for compensation in excess of $1,000,000 paid to the company’s Chief Executive Officer and the three other most highly compensated officers (other than the Chief Financial Officer). Compensation that met certain predetermined performance-based requirements was excluded from this limitation.

Pursuant to U.S. federal tax legislation signed into law on December 22, 2017 (the 2017 Tax Act), for the Company’s fiscal year ending October 31, 2019 and for future fiscal years, the compensation of our Chief Financial Officer will also be subject to the deduction limitation noted above. In addition, the predetermined performance-based compensation exception to the deduction limitations under Section 162(m) will no longer be available, resulting in the loss of the federal income tax deduction for all compensation paid to our specified executives in excess of $1,000,000, subject to certain transition relief.

For fiscal 2018 (which began before the effective date of the 2017 Tax Act changes to Section 162(m)), our executive compensation plans allowed the Company to grant cash incentive and restricted stock awards that were intended to qualify for the predetermined performance-based exclusion and therefore permit the federal income tax deductibility of such compensation. The Compensation Committee pursued compensation strategies and programs designed to permit the Company to retain federal tax benefits while providing appropriate performance incentives to its executives. The Compensation Committee did not necessarily limit executive compensation to amounts deductible under Section 162(m) of the Internal Revenue Code, and there has not been, nor is there now, a policy requiring it to do so. The Compensation Committee will continue to pursue compensation strategies and programs that are in the best interest of the Company and its shareholders.

Accounting for Stock-Based Compensation

We account for stock-based compensation in accordance with accounting principles generally accepted in the United States of America. As a result, stock-based compensation is measured based on the grant date fair value of the award and recognized over the applicable vesting period.

Employment Agreements and Provisions for Change of Control

Our named executive officers serve at the will of our Board and do not have individual employment, severance or change of control agreements. Significant elements of compensation, notably unvested stock options, restricted stock grants, indirect profit interests granted under the Parametric Long-term Equity Incentive Plan and phantom incentive units granted under the Parametric Phantom Incentive Plan are subject to forfeiture in the event that a named executive officer leaves the Company. The Company’s equity incentive plans include provisions that may accelerate the vesting of awards for all plan participants in the event of a change in control of the Company, as defined in the respective plan.

Executive Compensation in Fiscal 2019

In October 2018, the Committee approved fiscal 2019 base salaries for our executive officers, including our named executive officers, resulting in increases of three percent and six percent for Ms. Hylton and Mr. Witkos, respectively. The Committee made the determination not to increase the base salaries of Messrs. Faust, Langstraat or Marius for fiscal 2019.

Beginning in fiscal 2019, the Company will no longer link either the payment of cash incentive awards or the issuance of restricted stock awards to named executive officers to the achievement of contractually predetermined performance targets. The Company established contractually predetermined performance targets for its cash incentive awards and restricted stock awards in fiscal 2018 and earlier years as a means to achieve federal income tax deductibility of these elements of compensation, utilizing an exemption to the deduction limitation under Section 162(m) for performance based compensation. As described above, the 2017 Tax Act changed Section 162(m) to eliminate the performance-based compensation exemption for tax years beginning after December 31, 2017, subject to transition rules. The Committee will continue to evaluate the annual performance of executive officers while determining appropriate levels of cash incentives and restricted stock to be awarded in the future, recognizing that compensation in excess of $1,000,000 paid to such executives will not be tax deductible beginning in fiscal 2019 (subject to transition rules).

As noted within the Long-term Equity Incentive Awards section above, on November 1, 2018, restricted Non-Voting Common Stock awards were granted to named executive officers based upon the satisfactory attainment of a stated performance objective for the twelve-month period ended September 30, 2018. These awards were initially approved as potential future awards on November 1, 2017 subject to the achievement of the stated performance objective, which was subsequently met for fiscal 2018 and ultimately certified to on November 1, 2018.

In addition to the granting of performance-based restricted stock awards following attainment of the fiscal 2018 performance target, on November 1, 2018 the Committee also approved grants of shares of restricted Non-Voting Common Stock under the 2013 Plan to named executive officers in an aggregate amount of 140,574 shares (61,593, 13,134, 34,890, 8,234 and 22,723 for Mr. Faust, Ms. Hylton, and Messrs. Langstraat, Marius and Witkos, respectively), representing 9 percent of all restricted stock awards granted on that date. These awards do not have contractually predetermined performance requirements associated with them.

The Committee determined to change the compensation policy to eliminate contractual predetermined performance requirements in response to the 2017 Tax Act changes to Section 162(m). This policy change will result in covered employees having two grants of restricted stock awards in fiscal 2019, one in respect of the fiscal 2018 performance period and the other in respect of fiscal 2019 service.

On November 1, 2018, the Committee also approved grants of options under the 2013 Plan to our named executive officers to purchase an aggregate of 677,154 shares of Non-Voting Common Stock (314,940, 55,104, 171,759, 28,831 and 106,520 for Mr. Faust, Ms. Hylton, and Messrs. Langstraat, Marius and Witkos, respectively), representing 28 percent of all options awarded to employees on that date. On November 1, 2018, the Committee also approved a grant of 61,581 phantom incentive units to Mr. Langstraat under the Parametric Phantom Incentive Plan, representing 16 percent of all phantom incentive units granted to Parametric’s employees on that date.

Compensation Committee Report

The Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based on their review and discussions with management, the Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Winthrop H. Smith, Jr., Chairman

Ann E. Berman

Leo I. Higdon, Jr.

Richard A. Spillane, Jr.

Summary Compensation Table

The following table summarizes the total compensation paid to or earned by our named executive officers in fiscal 2018, 2017 and 2016, respectively. Our named executive officers’ aggregate base salaries and cash compensation accounted for approximately six percent and 53 percent, respectively, of their total compensation in fiscal 2018. Our named executive officers’ aggregate base salaries and cash compensation accounted for approximately six percent and 56 percent, respectively, of their total compensation in fiscal 2017, and seven percent and 52 percent, respectively, of their total compensation in fiscal 2016. Column for “Change in Pension Value and Non-qualified Deferred Compensation Earnings” does not appear in the following table as it does not pertain to the Company.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($) (2)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($) (4)	All Other Compensation ($) (5)	Total ($)
Thomas E. Faust Jr.
Chairman, Chief	2018	550,000	-	4,050,560	2,455,835	5,293,643	61,982	12,412,020
Executive Officer and	2017	520,000	-	2,536,872	2,789,910	4,713,683	80,038	10,640,503
President	2016	520,000	-	3,042,533	2,740,835	2,734,227	148,472	9,186,067
Laurie G. Hylton	2018	350,000	-	694,179	366,523	1,547,112	48,039	3,005,853
Vice President and	2017	350,000	100,000	401,360	364,618	1,381,087	48,404	2,645,469
Chief Financial Officer	2016	350,000	-	498,872	390,083	1,128,515	54,243	2,421,713
Brian D. Langstraat	2018	400,000	5,250,000	2,846,725	1,381,513	64,992	42,500	9,985,730
Chief Executive Officer	2017	400,000	4,950,000	2,394,552	1,192,660	30,837	42,488	9,010,537
of Parametric	2016	400,000	4,250,000	1,149,853	2,890,692	13,140	48,291	8,751,976
Frederick S. Marius
Vice President and
Chief Legal Officer (6)	2018	350,000	-	488,459	219,240	1,083,082	48,249	2,189,030
Matthew J. Witkos
President of Eaton	2018	330,000	-	1,290,058	838,039	2,629,139	56,399	5,143,635
Vance Distributors, Inc. (6)	2017	315,000	-	777,808	795,315	2,410,653	61,679	4,360,455

(1)	These figures represent discretionary bonuses awarded to Mr. Langstraat as Chief Executive Officer of Parametric in fiscal 2018, 2017 and 2016 and to Ms. Hylton in fiscal 2017 as Chief Financial Officer of the Company. The Company does not have a pre-established performance-based incentive pool for Mr. Langstraat and, as a result, his fiscal 2018, 2017 and 2016 non-equity awards represent discretionary bonuses, which were paid in November 2018, 2017 and 2016, respectively.

(2)	These figures represent the aggregate grant date fair value of restricted stock awards and, for Mr. Langstraat, the grant date fair value of phantom incentive units issued pursuant to the Parametric Phantom Incentive Plan in fiscal 2018 and 2017 as discussed on page 115 and profit interests granted pursuant to the Parametric Plan in fiscal 2016 as discussed on page 114. The grant date fair value of each stock award is calculated using the closing market price of the Company’s Non-Voting Common Stock on the grant date less the par value of the Company’s Non-Voting Common Stock on the grant date. With the exception of the stock awards granted to Mr. Langstraat in fiscal 2018, 2017 and 2016, the amounts related to stock awards represent awards granted upon the satisfactory achievement of certain performance objectives. There were no differences between the approved targeted awards and the ultimate number of shares of restricted Non-Voting Common Stock granted under each Notice and Agreement. The grant date fair value of each phantom incentive unit pursuant to the Parametric Phantom Incentive Plan is based on an annual enterprise valuation of Parametric on a per unit basis, adjusted to take into consideration that the phantom incentive units do not have rights to receive quarterly cash flow distributions from Parametric or quarterly dividends from the Company.

(3)	These figures represent the aggregate grant date fair value of option awards. The grant date fair value of each option award is calculated using the Black-Scholes option pricing model. For a discussion of the assumptions used in the Black-Scholes option pricing model refer to the stock options section on page 111 contained in Note 12 of our Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K.

(4)	These figures represent payments made pursuant to the Company’s Executive Performance-Based Compensation Plan earned in fiscal 2018, 2017 and 2016, which were paid in November 2018, 2017 and 2016, respectively. In fiscal 2018 and 2017, Mr. Faust elected to have 10 percent of his annual performance-based cash incentive awards for fiscal 2017 and 2016, respectively, directed to the Employee Stock Purchase Incentive Plan. For fiscal 2018, Mr. Faust did not elect to participate in the Employee Stock Purchase Incentive Plan.

In addition, the fiscal 2018 figures include $6,392, $1,234, $870 and $2,396 for Mr. Faust, Ms. Hylton and Messrs. Marius and Witkos, respectively, representing earnings on the performance-based restricted stock awards equivalent to the dividends that would have been earned had the restricted shares been vested and outstanding during the year. The awards for Mr. Faust, Ms. Hylton and Messrs. Marius and Witkos were granted on November 1, 2018, based upon the satisfactory attainment of the performance objectives for the twelve-month period ended September 30, 2018, and the earnings were paid to award recipients in November 2018. The fiscal 2018 figures also include $282,251, $45,878, $64,992, $32,212 and $101,743 for Mr. Faust, Ms. Hylton and Messrs. Langstraat, Marius and Witkos, respectively, representing dividends earned on unvested restricted stock awards. The awards vested on November 1, 2018, November 2, 2018 and November 3, 2018 and the dividends were paid in November 2018.

The fiscal 2017 figures include $9,193, $1,576, and $2,928 for Mr. Faust, Ms. Hylton and Mr. Witkos, respectively, representing earnings on the performance-based restricted stock awards equivalent to the dividends that would have been earned had the restricted shares been vested and outstanding during the year. The awards for Mr. Faust, Ms. Hylton and Mr. Witkos were granted on November 1, 2017, based upon the satisfactory attainment of the performance objectives for the twelve-month period ended September 30, 2017, and the earnings were paid to award recipients in November 2017. The fiscal 2017 figures also include $154,490, $24,511, $30,837, and $57,725 for Mr. Faust, Ms. Hylton and Messrs. Langstraat, and Witkos, respectively, representing dividends earned on unvested restricted stock awards. The awards vested on November 1, 2017, November 2, 2017 and November 3, 2017 and the dividends were paid in November 2017.

The fiscal 2016 figures include $7,882 and $1,247 for Mr. Faust and Ms. Hylton, respectively, representing earnings on the performance-based restricted stock awards equivalent to the dividends that would have been earned had the restricted shares been vested and outstanding during the year. The awards for Mr. Faust and Ms. Hylton were granted on November 1, 2016, based upon the satisfactory attainment of the performance objectives for the twelve-month period ended September 30, 2016, and the earnings were paid to award recipients in November 2016. The fiscal 2016 figures also include $86,345 and $12,268 for Mr. Faust and Ms. Hylton, respectively, representing dividends earned on unvested restricted stock awards. The awards vested on November 1, 2016 and November 3, 2016 and the dividends were paid in November 2016. The fiscal 2016 figures also include $13,140 for Mr. Langstraat, representing dividends earned on unvested restricted stock awards. The awards vested on November 1, 2016, November 2, 2016 and November 3, 2016 and the dividends were paid in November 2016.

Reference is made to the Grants of Plan-Based Awards Table for the number of shares purchased under the Employee Stock Purchase Incentive Plan for each participant and for each fiscal year presented.

(5)	Set forth below is a breakdown of the amounts included in the column labeled, “All Other Compensation:”

		Profit Sharing Contribution	Savings Plan Contribution	Employee Stock Purchase Plan Discounts	Tax Return Preparation	Other	Total
Name	Year	($)	($)	($)	($)	($)(a)	($)
Thomas E. Faust Jr.	2018	40,500	2,000	5,643	13,700	139	61,982
	2017	39,750	1,040	5,460	10,775	23,013	80,038
	2016	39,750	1,040	2,516	9,830	95,336	148,472
Laurie G. Hylton	2018	40,500	2,000	-	5,400	139	48,039
	2017	39,750	1,040	-	5,275	2,339	48,404
	2016	39,750	1,040	-	6,105	7,348	54,243
Brian D. Langstraat	2018	40,500	2,000	-	-	-	42,500
	2017	39,750	1,040	-	-	1,698	42,488
	2016	39,750	1,040	-	-	7,501	48,291
Frederick S. Marius	2018	40,500	2,000	-	5,610	139	48,249
Matthew J. Witkos	2018	40,500	2,000	-	11,010	2,889	56,399
	2017	39,750	1,040	-	11,605	9,284	61,679

(a)	These figures include executive health screening services and dividends paid on unvested restricted shares granted prior to fiscal 2013 under the 2008 Omnibus Incentive Plan, as amended and restated (the 2008 Plan). In fiscal 2018, these figures represent executive health screening services for Mr. Faust, Ms. Hylton and Messrs. Marius and Witkos. In fiscal 2017, Mr. Faust, Ms. Hylton and Messrs. Langstraat and Witkos received dividends paid on restricted shares of $20,261, $2,036, $1,132 and $5,984, respectively. In fiscal 2016, Mr. Faust, Ms. Hylton and Mr. Langstraat received dividends paid on restricted shares of $95,033, $7,045 and $7,501.

(6)	This table does not reflect compensation paid to or earned by Mr. Marius for the fiscal years ended October 31, 2017 or 2016, and Mr. Witkos for the fiscal year ended October 31, 2016, as Messrs. Marius and Witkos were not named executive officers during those fiscal years.

Grants of Plan-Based Awards for Fiscal 2018

The following table provides information concerning each award granted in fiscal 2018 to our named executive officers pursuant to the Executive Performance-Based Compensation Plan and our equity compensation plans.

Grants of Plan-Based Awards for Fiscal 2018
			Estimated Future			Estimated Future
			Payouts Under Non-Equity			Payouts Under Equity
			Incentive Plan Awards (2)			Incentive Plan Awards
Name	Grant Date	Notice and Agreement Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)		Maximum (#)
Thomas E. Faust Jr.	11/1/2018	11/1/2017(1)	-	5,005,000	10,000,000	-	49,940	(3)	-
Laurie G. Hylton	11/1/2018	11/1/2017(1)	-	1,500,000	9,347,000	-	9,640	(3)	-
Brian D. Langstraat	-	-	-	-	-	-	-		-
Frederick S. Marius	11/1/2018	11/1/2017(1)	-	1,050,000	9,347,000	-	6,800	(3)	-
Matthew J. Witkos	11/1/2018	11/1/2017(1)	-	2,525,000	10,000,000	-	18,720	(3)	-

Grants of Plan-Based Awards for Fiscal 2018 (continued)
Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)		All Other Option Awards: Number of Securities Underlying Options (#) (4)	Exercise or Base Price of Option Awards ($/Share)		Grant Date Fair Value of Stock and Option Awards ($)
Thomas E. Faust Jr.	11/1/2017	-		233,440	50.67		2,455,835
	11/1/2017	79,940	(5)	-	50.67		4,050,560
Laurie G. Hylton	11/1/2017	—		34,840	50.67		366,524
	11/1/2017	13,700	(5)	-	50.67		694,179
Brian D. Langstraat	11/1/2017	—		131,320	50.67		1,381,513
	11/1/2017	619	(6)	-	2,208.66	(7)	1,367,161
	11/1/2017	29,200	(8)	-	50.67		1,479,564
Frederick S. Marius	11/1/2017	-		20,840	50.67		219,241
	11/1/2017	9,640	(5)	-	50.67		488,459
Matthew J. Witkos	11/1/2017	—		79,660	50.67		838,039
	11/1/2017	25,460	(5)	-	50.67		1,290,058

(1)	On November 1, 2017, the Company entered into an agreement with Mr. Faust, Ms. Hylton and Messrs. Marius and Witkos, notifying each of these named executive officers of his or her eligibility to receive an award of restricted stock conditioned upon the achievement of certain performance objectives. On November 1, 2018, the Committee certified the achievement of the performance objectives for Mr. Faust, Ms. Hylton and Messrs. Marius and Witkos and granted the awards on November 1, 2018.

(2)	Reflects the target and maximum amounts payable under our Executive Performance-Based Compensation plan based on the attainment of specified performance objectives for the twelve-month period ended September 30, 2018.

(3)	Reflects the potential awards of restricted Non-Voting Common Stock upon the attainment of specified performance objectives within the twelve months ended September 30, 2018. The grant date fair value of the shares actually issued on November 1, 2018 will be included in the fiscal 2019 Summary Compensation Table.

(4)	Reflects the number of stock options granted in fiscal 2018 under the 2013 Plan, which vest 10% on the first anniversary of the date of grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability, or a change in control of the Company as defined in the plan.

(5)	Reflects the number of restricted stock grants awarded in fiscal 2018 under the 2013 Plan upon the satisfactory achievement of certain performance objectives related to the target award amounts set forth in the Notice and Agreement dated November 1, 2016. Awards vest 10% on the date of grant and 15% on the first anniversary, 20% on the second anniversary, 25% on the third anniversary and 30% on the fourth anniversary of the date of grant, subject to accelerated vesting upon death, disability or a change in control of the Company as defined in the plan. There were no differences between the approved targeted awards and the ultimate number of shares of restricted Non-Voting Common Stock granted on November 1, 2017 upon the Compensation Committee’s confirmation of the attainment of the performance objectives.

(6)	Reflects the number of phantom incentive units granted pursuant to the Parametric Phantom Incentive Plan in fiscal 2018, which vest 10% on the first anniversary of the date of grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death or disability as defined in the plan. Upon vesting, the phantom incentive units are valued based upon the then enterprise valuation of Parametric and settled in an equivalent value of the Company’s Non-Voting Common Stock.

(7)	Reflects the grant date fair value of Mr. Langstraat’s phantom incentive unit award pursuant to the Parametric Phantom Incentive Plan. See footnote 2 to the Summary Compensation Table on page 154 for a further description.

(8)	Reflects the number of restricted stock grants awarded in fiscal 2018 under the 2013 Plan upon the attainment of specific performance objectives within the twelve months ended September 30, 2017, which vest 10% on the first anniversary of the date of grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability, or a change in control of the Company as defined in the plan.

Outstanding Equity Awards at Fiscal Year-End 2018

The following tables reflect outstanding Company stock options and unvested restricted stock held by our named executive officers at October 31, 2018:

Outstanding Equity Awards at Fiscal Year-End 2018
Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)		Option Expiration Date
Thomas E. Faust Jr.	11/2/2009	209,971	-		27.50		11/2/2019
	11/1/2010	237,921	-		28.69		11/1/2020
	11/1/2011	310,602	-		24.46		11/1/2021
	11/1/2012	258,412	-		28.23		11/1/2022
	11/1/2013	154,882	66,378	(2)	41.90		11/1/2023
	11/3/2014	154,188	188,452	(5)	36.71		11/3/2024
	11/2/2015	89,585	268,755	(8)	36.76		11/2/2025
	11/1/2016	44,670	402,030	(11)	34.84		11/1/2026
	11/1/2017	-	233,440	(13)	50.67		11/1/2027
Laurie G. Hylton	11/1/2012	20,861	-		28.23		11/1/2022
	11/1/2013	22,568	9,672	(3)	41.90		11/1/2023
	11/3/2014	23,112	28,248	(6)	36.71		11/3/2024
	11/2/2015	12,750	38,250	(9)	36.76		11/2/2025
	11/1/2016	5,838	52,542	(12)	34.84		11/1/2026
	11/1/2017	-	34,840	(14)	50.67		11/1/2027
Brian D. Langstraat	11/2/2009	17,582	-		27.50		11/2/2019
	11/2/2009	2,900	-		353.77	(1)	11/2/2019
	11/1/2010	17,643	-		28.69		11/1/2020
	11/1/2010	2,024	-		543.32	(1)	11/1/2020
	11/1/2011	20,799	-		24.46		11/1/2021
	11/1/2011	1,821	-		603.91	(1)	11/1/2021
	11/1/2012	16,475	-		28.23		11/1/2022
	11/1/2012	1,285	-		856.36	(1)	11/1/2022
	11/1/2013	11,634	4,986	(2)	41.90		11/1/2023
	11/1/2013	381	163	(4)	1,977.65	(1)	11/1/2023
	11/3/2014	24,525	29,975	(5)	36.71		11/3/2024
	11/3/2014	246	301	(7)	2,194.83	(1)	11/3/2024
	11/2/2015	37,255	111,765	(8)	36.76		11/2/2025
	11/2/2015	215	645	(10)	2,035.91	(1)	11/2/2025
	11/1/2016	19,096	171,864	(11)	34.84		11/1/2026
	11/1/2017	-	131,320	(13)	50.67		11/1/2027

Outstanding Equity Awards at Fiscal Year-End 2018 (continued)
Option Awards (continued)
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Frederick S. Marius	11/1/2012	8,668	-		28.23	11/1/2022
	11/1/2013	5,740	6,888	(3)	41.90	11/1/2023
	11/3/2014	6,540	17,985	(6)	36.71	11/3/2024
	11/2/2015	4,767	23,835	(9)	36.76	11/2/2025
	11/1/2016	3,460	31,140	(12)	34.84	11/1/2026
	11/1/2017	-	20,840	(14)	50.67	11/2/2027
Matthew J. Witkos	11/1/2010	30,673	-		28.69	11/1/2020
	11/1/2011	4,088	-		24.46	11/1/2021
	11/1/2012	33,411	-		28.23	11/1/2022
	11/1/2013	64,232	27,528	(3)	41.90	11/1/2023
	11/3/2014	48,861	59,719	(6)	36.71	11/3/2024
	11/2/2015	26,305	78,915	(9)	36.76	11/2/2025
	11/1/2016	12,734	114,606	(12)	34.84	11/1/2026
	11/1/2017	-	79,660	(14)	50.67	11/2/2027

Outstanding Equity Awards at Fiscal Year-End 2018 (continued)
Stock Awards
Name	Grant Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)
Thomas E. Faust Jr.	11/3/2014	19,938	(17)	898,207	(16)
	11/3/2015	45,485	(19)	2,049,099	(16)
	11/2/2016	54,990	(22)	2,477,300	(16)
	11/1/2017	71,946	(26)	3,241,167	(16)
Laurie G. Hylton	11/3/2014	3,210	(17)	144,611	(16)
	11/3/2015	7,458	(19)	335,983	(16)
	11/2/2016	8,700	(22)	391,935	(16)
	11/1/2017	12,330	(26)	555,467	(16)
Brian D. Langstraat	11/1/2013	1,830	(15)	82,442	(16)
	11/3/2014	7,865	(18)	354,318	(16)
	11/2/2015	23,460	(20)	1,056,873	(16)
	11/1/2016	32,670	(21)	1,471,784	(16)
	11/1/2016	574	(24)	1,775,669	(25)
	11/1/2017	29,200	(23)	1,315,460	(16)
	11/1/2017	619	(27)	1,914,877	(25)
Frederick S. Marius	11/3/2014	2,388	(17)	107,579	(16)
	11/3/2015	5,016	(19)	225,971	(16)
	11/2/2016	5,805	(22)	261,515	(16)
	11/1/2017	8,676	(26)	390,854	(16)
Matthew J. Witkos	11/3/2014	8,478	(17)	381,934	(16)
	11/3/2015	14,927	(19)	672,461	(16)
	11/2/2016	16,860	(22)	759,543	(16)
	11/1/2017	22,914	(26)	1,032,276	(16)

Outstanding Equity Awards at Fiscal Year-End 2018 (continued)
Stock Awards (continued)
Name	Performance Award Date	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Rights That Have Not Vested ($) (28)
Thomas E. Faust Jr.	11/1/2017	49,940	(29)	2,249,797
Laurie G. Hylton	11/1/2017	9,640	(29)	434,282
Brian D. Langstraat	-	-		-
Frederick S. Marius	11/1/2017	6,800	(29)	306,340
Matthew J. Witkos	11/1/2017	18,720	(29)	843,336

(1)	Reflects the grant date fair value of Mr. Langstraat’s profit unit awards pursuant to the Parametric Plan. See footnote 2 to the Summary Compensation Table on page 154 for a further description.

(2)	Amount represents nonqualified options. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability or a change in control of the Company as defined in the 2013 Plan. The options were granted on November 1, 2013 and the final 30% vested on November 1, 2018.

(3)	Amount represents incentive stock options and nonqualified options. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability or a change in control of the Company as defined in the 2013 Plan. The options were granted on November 1, 2013 and the final 30% vested on November 1, 2018.

(4)	Amount represents a profit unit award pursuant to the Parametric Plan. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death or disability as defined in the Parametric Plan. The profit unit award was granted on November 1, 2013 and the final 30% vested on November 1, 2018.

(5)	Amount represents nonqualified options. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability or a change in control of the Company as defined in the 2013 Plan. The options were granted on November 3, 2014; 25% vested on November 3, 2018 and the final 30% vests on November 3, 2019.

(6)	Amount represents incentive stock options and nonqualified options. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability or a change in control of the Company as defined in the 2013 Plan. The options were granted on November 3, 2014; 25% vested on November 3, 2018 and the final 30% vests on November 3, 2019.

(7)	Amount represents a profit unit award pursuant to the Parametric Plan. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death or disability as defined in the Parametric Plan. The profit unit award was granted on November 3, 2014; 25% vested on November 3, 2018 and the final 30% vests on November 3, 2019.

(8)	Amount represents nonqualified options. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability or a change in control of the Company as defined in the 2013 Plan. The options were granted on November 2, 2015; 20% vested on November 2, 2018, 25% vests on November 2, 2019 and the final 30% vests on November 2, 2020.

(9)	Amount represents incentive stock options and nonqualified options. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability or a change in control of the Company as defined in the 2013 Plan. The options were granted on November 2, 2015; 20% vested on November 2, 2018, 25% vests on November 2, 2019 and the final 30% vests on November 2, 2020.

(10)	Amount represents a profit unit award pursuant to the Parametric Plan. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death or disability as defined in the Parametric Plan. The profit unit award was granted on November 2, 2015; 20% vested on November 2, 2018, 25% vests on November 2, 2019 and the final 30% vests on November 2, 2020.

(11)	Amount represents nonqualified options. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability or a change in control of the Company as defined in the 2013 Plan. The options were granted on November 1, 2016; 15% vested on November 1, 2018, 20% vests on November 1, 2019, 25% vests on November 1, 2020 and the final 30% vests on November 1, 2021.

(12)	Amount represents incentive stock options and nonqualified options. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability or a change in control of the Company as defined in the 2013 Plan. The options were granted on November 1, 2016; 15% vested on November 1, 2018, 20% vests on November 1, 2019, 25% vests on November 1, 2020 and the final 30% vests on November 1, 2021.

(13)	Amount represents nonqualified options. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability or a change in control of the Company as defined in the 2013 Plan. The options were granted on November 1, 2017; 10% vested on November 1, 2018, 15% vests on November 1, 2019, 20% vests on November 1, 2020, 25% vests on November 1, 2021 and the final 30% vests on November 2, 2022.

(14)	Amount represents incentive stock options and nonqualified options. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability or a change in control of the Company as defined in the 2013 Plan. The options were granted on November 1, 2017; 10% vested on November 1, 2018, 15% vests on November 1, 2019, 20% vests on November 1, 2020, 25% vests on November 1, 2021 and the final 30% vests on November 1, 2022.

(15)	Amount represents a restricted stock award. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability or a change in control of the Company as defined in the 2013 Plan. The restricted stock award was granted on November 1, 2013 and the final 30% vested on November 1, 2018.

(16)	Calculated by multiplying the number of unvested shares of Non-Voting Common Stock by the closing price per share of the Non-Voting Common Stock on October 31, 2018.

(17)	Amount represents a performance-based restricted stock award that was approved by the Committee on November 1, 2013 and granted on November 3, 2014 upon Committee certification that required performance objectives had been achieved. The grant vested 10% on the date of grant; 15% vested on the first anniversary, 20% vested on the second anniversary, 25% vested on the third anniversary and the final 30% vested on the fourth anniversary of the date of grant.

(18)	Amount represents a restricted stock award. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability or a change in control of the Company as defined in the 2013 Plan. The restricted stock award was granted on November 3, 2014; 25% vested on November 3, 2018 and the final 30% vests on November 3, 2019.

(19)	Amount represents a performance-based restricted stock award that was approved by the Committee on November 3, 2014 and granted on November 3, 2015 upon Committee certification that required performance objectives had been achieved. The grant vested 10% on the date of grant; 15% vested on the first anniversary, 20% vested on the second anniversary, 25% vested on the third anniversary and the final 30% vests on the fourth anniversary of the date of grant, subject to accelerated vesting upon death, disability or a change in control of the Company as defined in the 2013 Plan.

(20)	Amount represents a restricted stock award. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability or a change in control of the Company as defined in the 2013 Plan. The restricted stock award was granted on November 2, 2015; 20% vested on November 2, 2018, 25% vests on November 2, 2019 and the final 30% vests on November 2, 2020.

(21)	Amount represents a restricted stock award. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability or a change in control of the Company as defined in the 2013 Plan. The restricted stock award was granted on November 1, 2016; 15% vested on November 1, 2018, 20% vests on November 1, 2019, 25% vests on November 1, 2020 and the final 30% vests on November 1, 2021.

(22)	Amount represents a performance-based restricted stock award that was approved by the Committee on November 2, 2015 and granted on November 2, 2016 upon Committee certification that required performance objectives had been achieved. The grant vested 10% on the date of grant; 15% vested on the first anniversary, 20% vested on the second anniversary, 25%

vests on the third anniversary and the final 30% vests on the fourth anniversary of the date of grant, subject to accelerated vesting upon death, disability or a change in control of the Company as defined in the 2013 Plan.

(23)	Amount represents a restricted stock award. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability or a change in control of the Company as defined in the 2013 Plan. The restricted stock award was granted on November 1, 2017; 10% vested on November 1, 2018, 15% vests on November 1, 2019, 20% vests on November 1, 2020, 25% vests on November 1, 2021 and the final 30% vests on November 1, 2022.

(24)	Amount represents phantom incentive units awarded pursuant to the Parametric Phantom Incentive Plan. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death or disability as defined in the Parametric Phantom Incentive Plan. Upon vesting, the phantom incentive units are valued based upon the then enterprise valuation of Parametric and settled in an equivalent value of the Company’s Non-Voting Common Stock. The phantom incentive unit award was granted on November 1, 2016; 15% vested on November 1, 2018, 20% vests on November 1, 2019, 25% vests on November 1, 2020 and the final 30% vests on November 1, 2021.

(25)	Calculated by multiplying the number of unvested phantom incentive units by the per unit enterprise valuation of Parametric adjusted to take into consideration that the phantom incentive units do not have rights to receive quarterly cash flow distributions from Parametric or quarterly dividends from the Company on October 31, 2018.

(26)	Amount represents a performance-based restricted stock award that was approved by the Committee on November 1, 2016 and granted on November 1, 2017 upon Committee certification that required performance objectives had been achieved. The grant vested 10% on the date of grant; 15% vests on the first anniversary, 20% vests on the second anniversary, 25% vests on the third anniversary and the final 30% vests on the fourth anniversary, subject to accelerated vesting upon death, disability or a change in control of the Company as defined in the 2013 Plan.

(27)	Amount represents phantom incentive units awarded pursuant to the Parametric Phantom Incentive Plan. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death or disability as defined in the Parametric Phantom Incentive Plan. Upon vesting, the phantom incentive units are valued based upon the then enterprise valuation of Parametric and settled in an equivalent value of the Company’s Non-Voting Common Stock. The phantom incentive unit award was granted on November 1, 2017; 10% vested on November 1, 2018, 15% vests on November 1, 2019, 20% vests on November 1, 2020, 25% vests on November 1, 2021 and the final 30% vests on November 1, 2022.

(28)	Calculated by multiplying the number of unearned awards of unvested shares of Non-Voting Common Stock by the closing price per share of the Non-Voting Common Stock on October 31, 2018.

(29)	Amount represents a performance-based restricted stock award that was approved by the Committee on November 1, 2017 and granted on November 1, 2018 upon Committee certification that required performance objectives had been achieved. The grant vested 10% on the date of grant; 15% vests on the first anniversary, 20% vests on the second anniversary, 25% vests on the third anniversary and the final 30% vests on the fourth anniversary, subject to accelerated vesting upon death, disability or a change in control of the Company as defined in the 2013 Plan.

Option Exercises and Stock Vested During Fiscal 2018

The following table sets forth certain information regarding stock options exercised by our named executive officers and restricted stock that vested during fiscal 2018.

Option Exercises and Stock Vested During Fiscal 2018
	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($) (1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (2)
Thomas E. Faust Jr.	243,945	5,404,832	76,267	3,881,780
Laurie G. Hylton	-	-	10,921	556,166
Brian D. Langstraat	21,926	563,382	18,406	1,115,319
Frederick S. Marius	-	-	9,095	462,799
Matthew J. Witkos	-	-	29,103	1,480,894

(1)	Calculated as the difference between the market value of the underlying Non-Voting Common Stock at the exercise date of the options and the aggregate exercise price. Actual gains realized on disposition of stock acquired upon exercise depend on the value of the underlying Non-Voting Common Stock on the date the Non-Voting Common Stock is sold.
(2)	Calculated by multiplying the number of vested shares of Non-Voting Common Stock by the closing price per share of the Non-Voting Common Stock on the date of vesting.

Non-qualified Deferred Compensation for Fiscal 2018

The following table sets forth certain information regarding interest and dividend income, investment gains and losses and market appreciation in fiscal 2018 by our named executive officers on their balances in the Company’s non-qualified Supplemental Profit Sharing Retirement Plan and the Stock Option Income Deferral Plan, along with aggregate balances as of October 31, 2018.

Non-qualified Deferred Compensation for Fiscal 2018
Name	Aggregate Losses in Fiscal 2018 ($) (1)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at October 31, 2018 ($)
Thomas E. Faust Jr.	(932,873)	(276,619)	10,151,231
Laurie G. Hylton	-	-	-
Brian D. Langstraat	-	-	-
Frederick S. Marius	-	-	-
Matthew J. Witkos	-	-	-

(1)	Amounts include net investment losses on balances in the non-qualified Supplemental Profit Sharing Retirement Plan for Mr. Faust of $398. Also included is dividend income earned on balances in the Stock Option Income Deferral Plan for Mr. Faust of $276,619. Additionally, the aggregate losses include market depreciation of $1,209,094 on balances in the Stock Option Income Deferral Plan for Mr. Faust. Since investment returns in the Supplemental Profit Sharing Retirement Plan and the Stock Option Income Deferral Plan are not above-market or preferential, none of the amounts included in this table are reportable in the Summary Compensation Table. See “Non-qualified Compensation Plan Benefits” above in this Item 11 of this Annual Report on Form 10-K for a further discussion of the Supplemental Profit Sharing Retirement Plan and Stock Option Income Deferral Plan.

Potential Payments upon Termination or Change in Control

The table below shows the estimated incremental value transfer to each of our named executive officers under various scenarios relating to a termination of employment or change in control. The table below assumes such events occurred on October 31, 2018. The actual amounts that would be paid to any named executive officer can only be determined at the time of an actual termination and would vary from those shown below.

Acceleration of Equity Awards
Name	Change in Control ($) (1)	Death/ Disability Benefit ($) (1)
Thomas E. Faust Jr.	16,779,259	16,779,259
Laurie G. Hylton	2,547,598	2,547,598
Brian D. Langstraat	7,227,838	11,090,755
Frederick S. Marius	1,673,142	1,673,142
Matthew J. Witkos	5,255,315	5,255,315

(1)	Each of the outstanding agreements pursuant to which restricted stock awards were granted to our named executive officers provides that the shares of restricted stock will become fully vested in connection with a change in control (as defined in the applicable plan or agreement). In addition, the Compensation Committee may, in its discretion, accelerate the vesting of the options held by each named executive officer upon the occurrence of a change in control (and the amounts shown in this table include the amount of the benefit each of our named executive officers would have received if the options held by them as of October 31, 2018 had become fully vested as a result of a change in control). The amount of the benefit was calculated, with respect to restricted stock, by multiplying the closing price per share of Eaton Vance Non-Voting Common Stock on October 31, 2018 ($45.05) by the number of unvested restricted shares each person holds and, with respect to stock options, by multiplying the number of shares underlying the unvested in-the-money options held by the difference between the closing price per share of Eaton Vance Non-Voting Common Stock on October 31, 2018 and the exercise price of the option. The death/disability benefit value for Mr. Langstraat also includes the per unit enterprise value of Parametric as of October 31, 2018 less the grant date enterprise value of Parametric as of the grant date multiplied by the number of unvested profit units held by him, as well as the per unit enterprise value of Parametric adjusted to take into consideration that the phantom incentive units do not have rights to receive quarterly cash flow distributions from Parametric or quarterly dividends from the Company as of October 31, 2018, multiplied by the number of unvested phantom incentive units held by him.

Change in Control

Unless otherwise determined by the Committee, a change in control of the Company is defined under the 2008 Plan and the 2013 Plan, as:

1)	The acquisition, other than from the Company, by any individual, entity or group (within the meaning of Section 13(d)(3) or 14(d)(2) of the Exchange Act) (a “Person”) of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of 50% or more of the combined voting power of the then outstanding Company Voting Stock; provided, that any acquisition by the Company or any of its Subsidiaries, or any employee benefit plan (or related trust) sponsored or maintained by the Company or any of its Subsidiaries shall not constitute a Change in Control.

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

Notwithstanding the foregoing, the following events shall not cause, or be deemed to cause, and shall not constitute, or be deemed to constitute, a Change in Control:

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

As discussed previously, our named executive officers do not have employment, severance or change in control agreements. Each of the outstanding agreements pursuant to which stock options were granted to our named executive officers contains provisions providing that the Compensation Committee may, in its discretion, accelerate the vesting of stock options upon the occurrence of a change in control (as defined in the applicable plan or agreement). Each of the outstanding agreements pursuant to which restricted stock awards were granted to our named executive officers contains provisions providing that the shares of restricted stock will become 100% vested connection with a change in control (as defined in the applicable plan or agreement).

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

CEO Pay Ratio

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, we are providing the following information regarding the ratio of the annual total compensation of our Chief Executive Officer to the median of the annual total compensation of all our employees (other than our Chief Executive Officer) (the “CEO Pay Ratio”). Our CEO Pay Ratio is a reasonable estimate calculated in a manner consistent with Item 402(u).

As of October 31, 2018, we employed approximately 1,810 employees. We identified our median employee from our global employee population as of October 31, 2018. To identify our median employee, we used annual base salaries, bonuses and commissions paid to our employees in fiscal 2018 and the grant date fair value of any equity-based awards granted in fiscal 2018. For purposes of the analysis, we annualized the base salaries of our full-time employees who joined the Company after the start of our fiscal year. We believe this consistently applied compensation measure reasonably reflects annual compensation across the Company’s employee base. After identifying our median employee, we calculated the median employee’s annual total compensation using the same methodology we use for our named executive officers in the Summary Compensation Table on page 154.

For fiscal 2018, the annual total compensation of Thomas E. Faust Jr., our Chief Executive Officer, was $12,412,020 and our median employee’s annual total compensation was $145,959. Accordingly, our CEO Pay Ratio for fiscal 2018 was 85 to 1.

Because the SEC rules for identifying the median of the annual total compensation of employees and calculating the pay ratio based on that employee’s annual total compensation allow companies to adopt a variety of methodologies, to apply certain exclusions and to make reasonable estimates and assumptions that reflect their employee populations and compensation practices, the CEO Pay Ratio reported by other companies may not be comparable to our reported CEO Pay Ratio, as other companies have offices in different locations, have different employee populations and compensation practices and may utilize different methodologies, exclusions, estimates and assumptions in calculating their CEO Pay Ratios.

Director Compensation

In fiscal 2018, the Compensation Committee engaged an independent consulting firm, Mercer Consulting, to assist in evaluating director compensation to assess the competitiveness of our compensation program for directors relative to companies within our peer group. The analysis provided by Mercer Consulting includes data on total compensation for directors as well as the individual elements of director compensation, including annual retainers, meeting fees and equity awards.

In line with our philosophy regarding executive compensation, it is the Compensation Committee’s objective to align the goals of our director compensation with the goals of our shareholders. To that end, a significant percent of our director compensation is paid in the form of equity awards linked to an increase in shareholder value. During fiscal 2017, the Compensation Committee approved a change, effective beginning in fiscal 2018, to award 100 percent of non-employee directors’ annual equity compensation as phantom stock units (now referred to as deferred stock units) with a value of $140,000. Prior to fiscal 2018, we granted annually to our non-employee directors options with a Black-Scholes value of $70,000 and phantom stock units with a value of $70,000.

Further, under the Company’s stock ownership guidelines adopted on October 24, 2018 and effective as of fiscal 2019, non-employee directors must maintain beneficial ownership interests in shares of the Company’s Non-Voting Common stock equal to three times their annual cash retainers. Included in the determination of the beneficial ownership interests of non-employee directors are: (i) unrestricted shares of the Company’s Non-Voting Common Stock; (ii) shares of the Company’s Non-Voting Common Stock that are restricted subject only to continued service as a non-employee director for a specified period of time; (iii) shares of the Company’s Non-Voting Common Stock held through any Company-sponsored plan such as a qualified retirement plan and/or a supplemental executive retirement plan; (iv) vested and unvested shares of deferred stock units; and (v) vested options that are beneficially owned by the non-employee director. Non-employee directors have three years from the date they become subject to the guidelines to fulfill the ownership requirements.

Each year on the first business day in November, our non-employee directors are granted deferred stock units with a value of $140,000. In addition, at the first Board meeting following his or her election, each new non-employee director receives deferred stock units with a value of $140,000. The deferred stock units granted to non-employee directors prior to fiscal 2018, vested and settled on the second anniversary of the award’s grant date. The awards granted on November 1, 2017 vest and settle on the date of the non-employee director’s termination from the Board (other than for cause). Deferred stock units granted to the non-employee directors after November 1, 2017 vest and settle on either the date of the non-employee director’s termination from the Board (other than for cause) or on the second anniversary of the award’s grant date, depending on an election made by the non-employee director.

In addition to the equity-based compensation described above, our non-employee directors receive the following cash compensation:

•	An annual fee of $75,000 for service as a director.
•	Meeting fees of $2,500 for attending a Board meeting ($1,750 for participating in a Board meeting via telephone).
•	$1,500 for attending a committee meeting ($1,100 for participating in a committee meeting via telephone).

The Chairs of Board committees, members of the Audit Committee and the lead independent Director receive additional annual retainers as follows:

•	Chair of the Audit Committee: $20,000
•	Chair of the Compensation Committee: $8,500
•	Chair of the Nominating and Governance Committee: $7,500
•	Members of the Audit Committee, excluding the Chair: $5,000
•	Lead independent Director: $50,000

During fiscal 2017, the Committee approved an increase in the annual retainer for service as Lead Independent Director from $25,000 to $50,000, effective beginning in fiscal 2018.

Our directors are reimbursed for their reasonable travel and related expenses incurred in attending our Board and Committee meetings. Employee directors of the Company receive no additional compensation for their service as directors.

The following table sets forth information regarding the compensation earned by our non-employee directors in fiscal 2018.

Director Compensation for Fiscal 2018
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Total ($)
Ann E. Berman	134,850	146,405	281,255
Leo I. Higdon, Jr.	156,050	146,405	302,455
Paula A. Johnson (2)	26,000	140,000	166,000
Dorothy E. Puhy	126,250	146,405	272,655
Winthrop H. Smith, Jr.	127,250	146,405	273,655
Richard A. Spillane, Jr.	109,350	146,405	255,755

As of October 31, 2018, each director had the following number of options (all vested) and deferred stock units (all unvested) outstanding:

Director Outstanding Equity Awards at Fiscal Year-End
Name	Options	Deferred Stock Units
Ann E. Berman	15,822	4,945
Leo I. Higdon, Jr.	50,895	4,945
Paula A. Johnson (2)	-	3,340
Dorothy E. Puhy	18,868	4,945
Winthrop H. Smith, Jr.	29,010	4,945
Richard A. Spillane, Jr.	55,336	4,945

(1)	These figures represent the grant date fair value, as calculated in accordance with accounting standards, of deferred stock units granted during fiscal 2018.
(2)	In October 2018, we elected Paula A. Johnson as a Director of the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Voting Common Stock

All outstanding shares of our Voting Common Stock, $0.00390625 par value (which is the only class of our stock having voting rights) are deposited in a Voting Trust, of which the Voting Trustees were, as of October 31, 2018, Craig R. Brandon, Daniel C. Cataldo, Michael A. Cirami, Cynthia J. Clemson, James H. Evans, Thomas E. Faust Jr., Maureen A. Gemma, Laurie G. Hylton, Brian D. Langstraat, Frederick S. Marius, David C. McCabe, Scott H. Page, Edward J. Perkin, Lewis R. Piantedosi, Charles B. Reed, Craig P. Russ, John L. Shea, Eric A. Stein, Payson F. Swaffield, Michael W. Weilheimer, R. Kelly Williams and Matthew J. Witkos. The Voting Trust has a term that expires on October 31, 2019. Each holder of Voting Common Stock is a Voting Trustee. In as much as the 22 Voting Trustees of the Voting Trust have unrestricted voting rights with respect to the Voting Common Stock (except that the Voting Trust Agreement provides that the Voting Trustees shall not vote such Stock in favor of the sale, mortgage or pledge of all or substantially all of the Company’s assets, any change in the capital structure or powers of the Company in connection with a merger, consolidation, reorganization or dissolution of the Company, the termination of the Voting Trust, the addition of a Voting Trustee, the removal of a Voting Trustee by the other Voting Trustees or the renewal of the term of the Voting Trust without the written consent of the holders of Voting Trust Receipts representing at least a majority of such Stock subject at the time to the Voting Trust Agreement), they may be deemed to be the beneficial owners of all of the Company’s outstanding Voting Common Stock by virtue of Rule 13d-3(a)(1) under the Securities Exchange Act of 1934. The Voting Trust Agreement provides that the Voting Trustees shall act by a majority if there are six or more Voting Trustees; otherwise they shall act unanimously except as otherwise provided in the Voting Trust Agreement. The address of the Voting Trustees is Two International Place, Boston, Massachusetts 02110.

The following table sets forth the beneficial owners at October 31, 2018 of the Voting Trust Receipts issued under said Voting Trust Agreement, which Receipts cover the aggregate of 422,935 shares of the Voting Common Stock then outstanding:

Title of Class	Name and Address of Beneficial Holder (1)	Number of Shares of Voting Common Stock Covered by Receipts	Percent of Class

Voting Common Stock	Thomas E. Faust Jr.	74,277	17.56%

Voting Common Stock	Brian D. Langstraat	27,854	6.59%

Voting Common Stock	Daniel C. Cataldo	18,623	4.40%

Voting Common Stock	Maureen A. Gemma	18,623	4.40%

Voting Common Stock	Laurie G. Hylton	18,623	4.40%

Voting Common Stock	Frederick S. Marius	18,623	4.40%

Voting Common Stock	David C. McCabe	18,623	4.40%

Voting Common Stock	Edward J. Perkin	18,623	4.40%

Voting Common Stock	John L. Shea	18,623	4.40%

Voting Common Stock	Payson F. Swaffield	18,623	4.40%

Voting Common Stock	Matthew J. Witkos	18,623	4.40%

Voting Common Stock	Craig R. Brandon	13,927	3.29%

Voting Common Stock	Michael A. Cirami	13,927	3.29%

Voting Common Stock	Cynthia J. Clemson	13,927	3.29%

Voting Common Stock	James H. Evans	13,927	3.29%

Voting Common Stock	Scott H. Page	13,927	3.29%

Voting Common Stock	Lewis R. Piantedosi	13,927	3.29%

Voting Common Stock	Charles B. Reed	13,927	3.29%

Voting Common Stock	Craig P. Russ	13,927	3.29%

Voting Common Stock	Eric A. Stein	13,927	3.29%

Voting Common Stock	Michael W. Weilheimer	13,927	3.29%

Voting Common Stock	R. Kelly Williams	13,927	3.29%

(1)	The address for each Beneficial Holder is c/o Eaton Vance Corp., Two International Place, Boston, MA 02110.

Mr. Faust is an officer and Director of the Company and Voting Trustee of the Voting Trust. Mr. Langstraat is an officer of Parametric, Director of the Company and Voting Trustee of the Voting Trust. Ms. Hylton and Messrs.

Cataldo and Marius are officers of the Company and Voting Trustees of the Voting Trust. Ms. Clemson, Ms. Gemma and Messrs. Brandon, Cirami, Evans, McCabe, Page, Perkin, Piantedosi, Reed, Russ, Shea, Stein, Swaffield, Weilheimer, Williams and Witkos are officers of the Company or its subsidiaries and Voting Trustees of the Voting Trust. No transfer of any kind of the Voting Trust Receipts issued under the Voting Trust may be made at any time unless they have first been offered to the Company at book value. In the event of the death or termination of employment with the Company or a subsidiary of a holder of the Voting Trust Receipts, the shares represented by such Voting Trust Receipts must be offered to the Company at book value. Similar restrictions exist with respect to the Voting Common Stock, all shares of which are deposited and held of record in the Voting Trust.

Non-Voting Common Stock

The Articles of Incorporation of the Company provide that our Non-Voting Common Stock, $0.00390625 par value, shall have no voting rights under any circumstances whatsoever. As of October 31, 2018, the executive officers and Directors of the Company, as a group, beneficially owned 6,626,536 shares of such Non-Voting Common Stock (including, as noted, options exercisable within 60 days of October 31, 2018 to purchase such stock and shares held in the trust of the Stock Option Income Deferral Plan for an executive officer), or 5.55 percent of the 119,501,077 total shares and share equivalents of Non-Voting Common Stock then outstanding (consisting of 116,527,845 shares outstanding plus 2,750,152 shares subject to options exercisable within 60 days of October 31, 2018 held by executive officers and Directors and 223,080 shares held in the trust of the Stock Option Income Deferral Plan for an executive officer), based upon information furnished by the officers and Directors.

The following table sets forth the beneficial ownership of our Non-Voting Common Stock as of October 31, 2018, including options exercisable within 60 days of October 31, 2018 to purchase such stock, by, (i) each of the named executive officers of the Company (as defined in Item 11, “Executive Compensation,” of this Annual Report on Form 10-K), (ii) each Director of the Company and (iii) all current executive officers and Directors as a group (investment power being sole unless otherwise indicated):

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)(2)		Percent of Class(3)

Non-Voting Common Stock	Thomas E. Faust Jr.	4,865,998	(4)(5)	4.11%

Non-Voting Common Stock	Matthew J. Witkos	515,578		*

Non-Voting Common Stock	Brian D. Langstraat	379,942		*

Non-Voting Common Stock	Laurie G. Hylton	354,932	(6)	*

Non-Voting Common Stock	Frederick S. Marius	85,933		*

Non-Voting Common Stock	Richard A. Spillane, Jr.	55,336		*

Non-Voting Common Stock	Leo I. Higdon, Jr.	54,916		*

Non-Voting Common Stock	Dorothy E. Puhy	42,849		*

Non-Voting Common Stock	Winthrop H. Smith, Jr.	38,010		*

Non-Voting Common Stock	Ann E. Berman	15,822		*

Non-Voting Common Stock	Paula A. Johnson	-		*

All current executive officers and Directors as a group (12 individuals)		6,626,536		5.55%

*	Percentage of class owned is less than 1 percent
(1)	Based solely upon information furnished by the individuals.
(2)	Includes shares subject to options exercisable within 60 days granted to, but not exercised by, each executive officer and Director above.
(3)	Based on 116,527,845 outstanding shares plus options exercisable within 60 days of 1,774,286 for Mr. Faust, 323,088 for Mr. Witkos, 255,200 for Mr. Langstraat, 130,082 for Ms. Hylton, 57,868 for Mr. Marius, 50,895 for Mr. Higdon, 55,336 for Mr. Spillane, 29,010 for Mr. Smith, 18,868 for Ms. Puhy and 15,822 for Ms. Berman. The denominator for Mr. Faust also includes 223,080 shares held in the trust of the Stock Option Income Deferral Plan for Mr. Faust.
(4)	Includes 12,400 shares held by or on behalf of Mr. Faust’s children.
(5)	Includes 223,080 shares held in the trust of the Stock Option Income Deferral Plan for Mr. Faust.
(6)	Includes 9,080 shares held by or on behalf of Ms. Hylton’s children.

Changes in Control

There are no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information concerning our equity compensation plans at October 31, 2018:

Equity Compensation Plan Information
(c)
Number of
	(a)	(b)	Securities
	Number of	Weighted-	Remaining Available
	Securities	Average	for Future Issuance
	to be Issued upon	Exercise Price	under Equity
	the Exercise of	of Outstanding	Compensation Plans
	Outstanding	Options,	(excluding
	Options, Warrants	Warrants and	securities reflected
Plan category	and Rights(1)	Rights	in column (a))(2)
Equity compensation plans approved by security holders	16,760,062	$35.23	6,086,950
Equity compensation plans not approved by security holders	-	-	-
Total	16,760,062	$35.23	6,086,950

(1)	The amount appearing under the “Number of securities to be issued upon the exercise of outstanding options, warrants and rights” represents 16,760,062 shares related to our 2013 Omnibus Incentive Plan and predecessor plans.
(2)	The amount appearing under “Number of securities remaining available for future issuance under equity compensation plans” includes 153,559 shares related to our 2013 Employee Stock Purchase Plan, 50,412 shares related to our 2013 Nonqualified Employee Stock Purchase Plan, 82,048 shares related to our 2013 Incentive Compensation Nonqualified Employee Stock Purchase Plan and 5,800,931 shares related to our 2013 Omnibus Incentive Plan, which provides for the issuance of stock options, restricted stock and deferred stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

We have established an Employee Loan Program under which a program maximum of $20.0 million is available for loans to our officers (other than executive officers) and other key employees to finance their exercise of options to acquire shares of our Non-Voting Common Stock. Loans are written for a seven-year period, are at varying fixed interest rates (currently ranging from 0.9 percent to 2.8 percent), are payable in annual installments commencing with the third year in which the loan is outstanding, and are collateralized by the stock issued upon exercise of the option. We ceased making new loans under a previous loan program to our executive officers and our Directors in conformity with a federal law effective July 30, 2002. All loans under the program must be made on or before October 31, 2022. Loans outstanding under our program totaled $8.1 million at October 31, 2018.

During the year ended October 31, 2018, the Company did not at any time have any executive officers who were indebted to the Company under an employee loan program.

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

Director Independence

As of October 31, 2018, our Board of Directors consisted of Thomas E. Faust Jr., Chairman, Chief Executive Officer and President of the Company, Brian D. Langstraat, Chief Executive Officer of Parametric, and the following independent Directors, as defined under applicable NYSE listing standards: Ann E. Berman, Leo I. Higdon, Jr., Paula A. Johnson, Dorothy E. Puhy, Winthrop H. Smith, Jr. and Richard A. Spillane, Jr. Our Board of Directors has determined that each member of the Audit, Compensation, and Nominating and Governance Committees meets the standards of independence under our corporate governance guidelines and applicable NYSE listing standards, including the requirement that each member cannot have any material relationship with the Company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the Company).

Item 14. Principal Accountant Fees and Services

Audit and Non-Audit Fees

The following table presents fees for the professional audit services rendered by Deloitte & Touche LLP for the integrated audit of our annual financial statements for the years ended October 31, 2018 and 2017 and fees billed for other services rendered by Deloitte & Touche LLP during those periods.

Year Ended October 31,	2018	2017

Audit fees (1)	$3,615,820	$3,676,706
Audit-related fees (2)	174,600	139,400
Tax fees (3)	886,010	255,708
All other fees (4)	623,970	645,170
Total	$5,300,400	$4,716,984

(1)	Audit fees include fees billed for the audits of the Company’s annual financial statements and internal control over financial reporting, audits of the Company’s consolidated sponsored funds, review of the financial statements included in Form 10-Q filings and services that are normally provided in connection with statutory and regulatory filings or engagements.
(2)	Audit-related fees consist primarily of fees billed for a security count audit, the audit of the Company employee benefit plan, an attestation on internal control over compliance and valuation services related to the Company’s audit.
(3)	Tax fees consist of the aggregate fees billed for tax compliance, tax advice and tax planning for the Company (domestic and international) and tax return preparation for the Company’s consolidated sponsored funds.
(4)	All other fees include $585,470 and $631,670 of fees billed in fiscal 2018 and 2017, respectively, related to audit and tax services provided to collective investment trusts and unit investment trusts managed by the Company. All other fees also include subscription fees of $13,500 for the Deloitte Accounting Research Tool in both fiscal 2018 and 2017.

The Eaton Vance Corp. Audit Committee or the Eaton Vance Funds Audit Committee (collectively, our Audit Committees) review all audit, audit-related, tax and all other fees at least annually. Our Audit Committees pre-approved all audit, audit-related, tax and other services in fiscal 2018 and 2017. Our Audit Committees have concluded that the provision of the services listed above is compatible with maintaining the independence of Deloitte & Touche LLP.

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

EXHIBIT INDEX

Each Exhibit is listed in this index according to the number assigned to it in the exhibit table set forth in Item 601 of Regulation S-K. The following Exhibits are filed as a part of this Report or incorporated herein by reference pursuant to Rule 12b-32 under the Securities Exchange Act of 1934. All of the documents incorporated by reference below were filed under SEC File No. 1-8100:

Exhibit No.	Description

2.1	Unit Purchase Agreement, dated as of August 2, 2001, among Eaton Vance Acquisitions, Atlanta Capital Management Company, LLC, and each of Daniel W. Boone III, Gregory L. Coleman, Jerry D. Devore, William Hackney, III, Marilyn Robinson Irvin, Dallas L. Lundy, Walter F. Reames, Jr. and Christopher A. Reynolds. (Incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K/A filed on October 19, 2001.)

2.2	Stock Purchase Agreement, dated as of June 4, 2003, among Eaton Vance Acquisitions, PPA Acquisition, LLC, PPA Acquisition Corp., Brian Langstraat and David Stein. (Incorporated by reference to Exhibit 2.4 to the Company’s Annual Report on Form 10-K filed on January 21, 2004.)

2.3	First Amendment to the Stock Purchase Agreement, dated as of September 10, 2003, among Eaton Vance Acquisitions, PPA Acquisition, LLC, PPA Acquisition Corp., Brian Langstraat and David Stein. (Incorporated by reference to Exhibit 2.5 to the Company’s Annual Report on Form 10-K filed on January 21, 2004.)

2.4	Second Amendment to the Stock Purchase Agreement, dated as of September 10, 2003, among Eaton Vance Acquisitions, PPA Acquisition, LLC, PPA Acquisition Corp., Brian Langstraat and David Stein. (Incorporated by reference to Exhibit 2.6 to the Company’s Annual Report on Form 10-K filed on January 21, 2004.)

2.5	Purchase Agreement, dated as of November 10, 2008, by and among M.D. Sass Tax Advantaged Bond Strategies, L.L.C., M.D. Sass Investors Services, Inc., 1185 Advisors, L.L.C., James H. Evans, and Eaton Vance Management, a wholly-owned subsidiary of the Registrant. (Incorporated by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K, filed on November 12, 2008.)

2.6	Share Purchase Agreement, dated as of June 15, 2012, by and among Hexavest Inc., its shareholders, 9264-7064 Québec Inc. and Eaton Vance Management Canada Ltd. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on June 20, 2012.)

3.1	Articles of Incorporation of Eaton Vance Corp., as amended. (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-3, filed on June 14, 2013.)

3.2	By-Laws of Eaton Vance Corp., as amended. (Incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K, filed on January 18, 2006.)

4.1	The rights of the holders of the Company’s Common Stock, par value $0.00390625 per share, and Non-Voting Common Stock, par value $0.00390625 per share, are described in the Company’s Amended Articles of Incorporation (particularly Articles Sixth, Seventh and Ninth thereof) and the Company’s By-Laws (particularly Article II thereof). See Exhibits 3.1 and 3.2 above as incorporated herein by reference.

Exhibit No.	Description

9.1	Voting Trust Agreement made as of October 30, 1997. (Incorporated by reference to Exhibit 9.1 to the Company’s Annual Report on Form 10-K, filed on January 28, 1998.)

9.2	Resolutions of the Voting Trustees of the Voting Trust amending the Voting Trust Agreement, dated October 11, 2000. (Incorporated by reference to Exhibit 9.2 of Amendment No. 1 to the Company’s Annual Report on Form 10-K/A, filed on September 25, 2007.)

9.3	Resolutions of the Voting Trustees of the Voting Trust amending the Voting Trust Agreement, dated October 1, 2003. (Incorporated by reference to Exhibit 9.3 of Amendment No. 1 to the Company’s Annual Report on Form 10-K/A, filed on September 25, 2007).

9.4	Resolutions of the Voting Trustees of the Voting Trust amending the Voting Trust Agreement, dated October 10, 2006. (Incorporated by reference to Exhibit 9.4 of Amendment No. 1 to the Company’s Annual Report on Form 10-K/A, filed on September 26, 2007.)

9.5	Resolutions of the Voting Trustees of the Voting Trust amending the Voting Trust Agreement, dated October 31, 2010. (Incorporated by reference to Exhibit 9.5 to the Company’s Annual Report on Form 10-K, filed on December 22, 2010.)

9.6	Resolutions of the Voting Trustees of the Voting Trust amending the Voting Trust Agreement, dated October 4, 2013. (Incorporated by reference to Exhibit 9.6 to the Company’s Annual Report on Form 10-K filed on December 20, 2013.)

9.7	Resolutions of the Voting Trustees of the Voting Trust amending the Voting Trust Agreement, dated October 26, 2016. (Incorporated by reference to Exhibit 9.7 to the Company’s Annual Report on Form 10-K filed on December 21, 2016.)

10.1	Eaton Vance Corp. Supplemental Profit Sharing Plan, as restated on October 27, 2000. (Incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K, filed on January 26, 2001.) †

10.2	Eaton Vance Corp. Stock Option Income Deferral Plan, dated April 18, 2001. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on June 13, 2001.) †

10.3	Eaton Vance Corp. Annual Performance Incentive Plan for Non-Covered Employees, as amended, dated October 26, 2010. (Incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K, filed on December 22, 2010.) †

10.4	Eaton Vance Corp. 2008 Omnibus Incentive Plan RestatemenNo. 5 effective as of October 24, 2012. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 26, 2012.) †

Exhibit No.	Description

10.5	Eaton Vance Corp. Executive Performance-Based Compensation Plan Restatement No. 3, dated October 17, 2013. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 21, 2013.) †

10.6	Credit Agreement, dated October 21, 2014, by and among Eaton Vance Corp. as borrower, Wells Fargo Bank, National Association as administrative agent, Eaton Vance Management (wholly-owned subsidiary of Eaton Vance Corp.) as guarantor and the lenders thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 23, 2014.)

10.7	Eaton Vance Corp. 2013 Nonqualified Employee Stock Purchase Plan, as amended and restated on October 30, 2015. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on November 3, 2015.) †

10.8	Eaton Vance Corp. 2013 Incentive Compensation Nonqualified Employee Stock Purchase Plan, as amended and restated on October 30, 2015. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on November 3, 2015.) †

10.9	Parametric Portfolio Associates LLC, Long-term Equity Incentive Plan, as amended and restated on October 30, 2015. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on November 3, 2015.) †

10.10	2016 Parametric Phantom Incentive Plan, dated October 26, 2016. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on October 31, 2016.) †

10.11	Eaton Vance Corp. 2013 Omnibus Incentive Plan, as amended and restated on October 24, 2018. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on October 26, 2018.) †

10.12	Eaton Vance Corp. 2013 Employee Stock Purchase Plan, as amended and restated on October 25, 2017. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on October 27, 2017.) †

10.13	Eaton Vance Corp. Deferred Alpha Incentive Plan, as amended and restated on October 27, 2017. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on October 27, 2017.) †

10.14	Eaton Vance Employee Loan Program – Restatement No. 4 (formerly called the Eaton Vance Corp. 1998 Executive Loan Program) effective as of October 24, 2018. (Filed herewith.) †

10.15	Credit Agreement, dated December 11, 2018, by and among Eaton Vance Corp. as borrower, Wells Fargo Bank, National Association as administrative agent, Eaton Vance Management (a wholly-owned subsidiary of Eaton Vance Corp.) as guarantor and the lenders thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 14, 2018.)

Exhibit No.	Description

21.1	List of the Company’s Subsidiaries as of October 31, 2018. (Filed herewith.)

23.1	Consent of Independent Registered Public Accounting Firm. (Filed herewith.)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith.)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith.)

99.1	List of Eaton Vance Corp. Open Registration Statements. (Filed herewith.)

101	Materials from the Eaton Vance Corp. Annual Report on Form 10-K for the year ended October 31, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) related Notes to the Consolidated Financial Statements, tagged in detail (filed herewith).

†	Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Eaton Vance Corp. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EATON VANCE CORP.

/s/ Thomas E. Faust Jr.
Thomas E. Faust Jr.
Chairman, Chief Executive Officer
and President

December 21, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Eaton Vance Corp. and in the capacities and on the dates indicated:

/s/ Thomas E. Faust Jr.	Chairman, Chief Executive	December 21, 2018
Thomas E. Faust Jr.	Officer and President

/s/ Laurie G. Hylton	Chief Financial Officer	December 21, 2018
Laurie G. Hylton

/s/ Julie E. Rozen	Chief Accounting Officer	December 21, 2018
Julie E. Rozen

/s/ Ann E. Berman	Director	December 21, 2018
Ann E. Berman

/s/ Leo I. Higdon, Jr.	Director	December 21, 2018
Leo I. Higdon, Jr.

/s/ Paula A. Johnson	Director	December 21, 2018
Paula A. Johnson

/s/ Brian D. Langstraat	Director	December 21, 2018
Brian D. Langstraat

/s/ Dorothy E. Puhy	Director	December 21, 2018
Dorothy E. Puhy

/s/ Richard A. Spillane, Jr.	Director	December 21, 2018
Richard A. Spillane, Jr.

/s/ Winthrop H. Smith, Jr.	Director	December 21, 2018
Winthrop H. Smith, Jr.

