Form 10-K/A
period 2018-10-31
EATON VANCE CORP
filed 2018-12-28
CIK 350797

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2018, filed with the U.S. Securities and Exchange Commission on December 21, 2018 (the “Form 10-K”), is solely to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the Consolidated Financial Statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K reflects events as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

EXHIBIT INDEX

Each Exhibit is listed in this index according to the number assigned to it in the exhibit table set forth in Item 601 of Regulation S-K. The following Exhibits are filed as a part of this Report or incorporated herein by reference pursuant to Rule 12b-32 under the Securities Exchange Act of 1934. All of the documents incorporated by reference below were filed under SEC File No. 1-8100:

Exhibit No.	Description

2.1	Unit Purchase Agreement, dated as of August 2, 2001, among Eaton Vance Acquisitions, Atlanta Capital Management Company, LLC, and each of Daniel W. Boone III, Gregory L. Coleman, Jerry D. Devore, William Hackney, III, Marilyn Robinson Irvin, Dallas L. Lundy, Walter F. Reames, Jr. and Christopher A. Reynolds. (Incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K/A filed on October 19, 2001.)

2.2	Stock Purchase Agreement, dated as of June 4, 2003, among Eaton Vance Acquisitions, PPA Acquisition, LLC, PPA Acquisition Corp., Brian Langstraat and David Stein. (Incorporated by reference to Exhibit 2.4 to the Company’s Annual Report on Form 10-K filed on January 21, 2004.)

2.3	First Amendment to the Stock Purchase Agreement, dated as of September 10, 2003, among Eaton Vance Acquisitions, PPA Acquisition, LLC, PPA Acquisition Corp., Brian Langstraat and David Stein. (Incorporated by reference to Exhibit 2.5 to the Company’s Annual Report on Form 10-K filed on January 21, 2004.)

2.4	Second Amendment to the Stock Purchase Agreement, dated as of September 10, 2003, among Eaton Vance Acquisitions, PPA Acquisition, LLC, PPA Acquisition Corp., Brian Langstraat and David Stein. (Incorporated by reference to Exhibit 2.6 to the Company’s Annual Report on Form 10-K filed on January 21, 2004.)

2.5	Purchase Agreement, dated as of November 10, 2008, by and among M.D. Sass Tax Advantaged Bond Strategies, L.L.C., M.D. Sass Investors Services, Inc., 1185 Advisors, L.L.C., James H. Evans, and Eaton Vance Management, a wholly-owned subsidiary of the Registrant. (Incorporated by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K, filed on November 12, 2008.)

2.6	Share Purchase Agreement, dated as of June 15, 2012, by and among Hexavest Inc., its shareholders, 9264-7064 Québec Inc. and Eaton Vance Management Canada Ltd. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on June 20, 2012.)

3.1	Articles of Incorporation of Eaton Vance Corp., as amended. (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-3, filed on June 14, 2013.)

3.2	By-Laws of Eaton Vance Corp., as amended. (Incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K, filed on January 18, 2006.)

4.1	The rights of the holders of the Company’s Common Stock, par value $0.00390625 per share, and Non-Voting Common Stock, par value $0.00390625 per share, are described in the Company’s Amended Articles of Incorporation (particularly Articles Sixth, Seventh and Ninth thereof) and the Company’s By-Laws (particularly Article II thereof). See Exhibits 3.1 and 3.2 above as incorporated herein by reference.

Exhibit No.	Description

9.1	Voting Trust Agreement made as of October 30, 1997. (Incorporated by reference to Exhibit 9.1 to the Company’s Annual Report on Form 10-K, filed on January 28, 1998.)

9.2	Resolutions of the Voting Trustees of the Voting Trust amending the Voting Trust Agreement, dated October 11, 2000. (Incorporated by reference to Exhibit 9.2 of Amendment No. 1 to the Company’s Annual Report on Form 10-K/A, filed on September 25, 2007.)

9.3	Resolutions of the Voting Trustees of the Voting Trust amending the Voting Trust Agreement, dated October 1, 2003. (Incorporated by reference to Exhibit 9.3 of Amendment No. 1 to the Company’s Annual Report on Form 10-K/A, filed on September 25, 2007).

9.4	Resolutions of the Voting Trustees of the Voting Trust amending the Voting Trust Agreement, dated October 10, 2006. (Incorporated by reference to Exhibit 9.4 of Amendment No. 1 to the Company’s Annual Report on Form 10-K/A, filed on September 26, 2007.)

9.5	Resolutions of the Voting Trustees of the Voting Trust amending the Voting Trust Agreement, dated October 31, 2010. (Incorporated by reference to Exhibit 9.5 to the Company’s Annual Report on Form 10-K, filed on December 22, 2010.)

9.6	Resolutions of the Voting Trustees of the Voting Trust amending the Voting Trust Agreement, dated October 4, 2013. (Incorporated by reference to Exhibit 9.6 to the Company’s Annual Report on Form 10-K filed on December 20, 2013.)

9.7	Resolutions of the Voting Trustees of the Voting Trust amending the Voting Trust Agreement, dated October 26, 2016. (Incorporated by reference to Exhibit 9.7 to the Company’s Annual Report on Form 10-K filed on December 21, 2016.)

10.1	Eaton Vance Corp. Supplemental Profit Sharing Plan, as restated on October 27, 2000. (Incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K, filed on January 26, 2001.) †

10.2	Eaton Vance Corp. Stock Option Income Deferral Plan, dated April 18, 2001. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on June 13, 2001.) †

10.3	Eaton Vance Corp. Annual Performance Incentive Plan for Non-Covered Employees, as amended, dated October 26, 2010. (Incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K, filed on December 22, 2010.) †

10.4	Eaton Vance Corp. 2008 Omnibus Incentive Plan RestatemenNo. 5 effective as of October 24, 2012. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 26, 2012.) †

Exhibit No.	Description

10.5	Eaton Vance Corp. Executive Performance-Based Compensation Plan Restatement No. 3, dated October 17, 2013. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 21, 2013.) †

10.6	Credit Agreement, dated October 21, 2014, by and among Eaton Vance Corp. as borrower, Wells Fargo Bank, National Association as administrative agent, Eaton Vance Management (wholly-owned subsidiary of Eaton Vance Corp.) as guarantor and the lenders thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 23, 2014.)

10.7	Eaton Vance Corp. 2013 Nonqualified Employee Stock Purchase Plan, as amended and restated on October 30, 2015. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on November 3, 2015.) †

10.8	Eaton Vance Corp. 2013 Incentive Compensation Nonqualified Employee Stock Purchase Plan, as amended and restated on October 30, 2015. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on November 3, 2015.) †

10.9	Parametric Portfolio Associates LLC, Long-term Equity Incentive Plan, as amended and restated on October 30, 2015. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on November 3, 2015.) †

10.10	2016 Parametric Phantom Incentive Plan, dated October 26, 2016. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on October 31, 2016.) †

10.11	Eaton Vance Corp. 2013 Omnibus Incentive Plan, as amended and restated on October 24, 2018. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on October 26, 2018.) †

10.12	Eaton Vance Corp. 2013 Employee Stock Purchase Plan, as amended and restated on October 25, 2017. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on October 27, 2017.) †

10.13	Eaton Vance Corp. Deferred Alpha Incentive Plan, as amended and restated on October 27, 2017. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on October 27, 2017.) †

10.14	Eaton Vance Employee Loan Program – Restatement No. 4 (formerly called the Eaton Vance Corp. 1998 Executive Loan Program) effective as of October 24, 2018.* †

10.15	Credit Agreement, dated December 11, 2018, by and among Eaton Vance Corp. as borrower, Wells Fargo Bank, National Association as administrative agent, Eaton Vance Management (a wholly-owned subsidiary of Eaton Vance Corp.) as guarantor and the lenders thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 14, 2018.)

Exhibit No.	Description

21.1	List of the Company’s Subsidiaries as of October 31, 2018.*

23.1	Consent of Independent Registered Public Accounting Firm.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.1	List of Eaton Vance Corp. Open Registration Statements.*

101	Materials from the Eaton Vance Corp. Annual Report on Form 10-K for the year ended October 31, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) related Notes to the Consolidated Financial Statements, tagged in detail (filed herewith).

*	Previously filed.

†	Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Eaton Vance Corp. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EATON VANCE CORP.

/s/ Laurie G. Hylton
Laurie G. Hylton
Chief Financial Officer

December 28, 2018