Form 10-Q
period 2019-01-31
EATON VANCE CORP
filed 2019-03-08
CIK 350797

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended January 31, 2019

or

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

Indicate by check-mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Outstanding as of January 31, 2019
Non-Voting Common Stock, $0.00390625 par value	115,164,461 shares
Voting Common Stock, $0.00390625 par value	422,935 shares

Eaton Vance Corp.

Form 10-Q

As of January 31, 2019 and for the

Three Month Period Ended January 31, 2019

Part I - Financial Information

Item 1. Consolidated Financial Statements (unaudited)

Eaton Vance Corp.

Consolidated Balance Sheets (unaudited)

	January 31,	October 31,
(in thousands)	2019	2018

Assets

Cash and cash equivalents	$449,157	$600,696
Management fees and other receivables	223,898	236,736
Investments	1,010,558	1,078,627
Assets of consolidated collateralized loan obligation (CLO) entities:
Cash	45,895	216,598
Bank loans and other investments	1,046,102	874,304
Other assets	4,241	4,464
Deferred sales commissions	48,515	48,629
Deferred income taxes	42,531	45,826
Equipment and leasehold improvements, net	60,079	52,428
Intangible assets, net	79,057	80,885
Goodwill	259,681	259,681
Loan to affiliate	5,000	5,000
Other assets	61,391	95,454
Total assets	$3,336,105	$3,599,328

See notes to Consolidated Financial Statements.

Eaton Vance Corp.

Consolidated Balance Sheets (unaudited) (continued)

	January 31,	October 31,
(in thousands, except share data)	2019	2018

Liabilities, Temporary Equity and Permanent Equity

Liabilities:

Accrued compensation	$77,280	$233,836
Accounts payable and accrued expenses	80,028	91,410
Dividend payable	48,887	51,731
Debt	619,887	619,678
Liabilities of consolidated CLO entities:
Senior and subordinated note obligations	840,929	873,008
Line of credit	68,458	-
Other liabilities	94,259	154,185
Other liabilities	111,044	131,952
Total liabilities	1,940,772	2,155,800

Commitments and contingencies (Note 17)

Temporary Equity:

Redeemable non-controlling interests	326,589	335,097
Total temporary equity	326,589	335,097

Permanent Equity:

Voting Common Stock, par value $0.00390625 per share:
Authorized, 1,280,000 shares
Issued and outstanding, 422,935 and 422,935 shares, respectively	2	2
Non-Voting Common Stock, par value $0.00390625 per share:
Authorized, 190,720,000 shares
Issued and outstanding, 115,164,641 and 116,527,845 shares, respectively	450	455
Additional paid-in capital	-	17,514
Notes receivable from stock option exercises	(7,875)	(8,057)
Accumulated other comprehensive loss	(55,933)	(53,181)
Retained earnings	1,131,094	1,150,698
Total Eaton Vance Corp. shareholders' equity	1,067,738	1,107,431
Non-redeemable non-controlling interests	1,006	1,000
Total permanent equity	1,068,744	1,108,431
Total liabilities, temporary equity and permanent equity	$3,336,105	$3,599,328

See notes to Consolidated Financial Statements.

Eaton Vance Corp.

Consolidated Statements of Income (unaudited)

	Three Months Ended
	January 31,
(in thousands, except per share data)	2019	2018
Revenue:
Management fees	$350,750	$361,857
Distribution and underwriter fees	23,090	24,947
Service fees	29,360	30,361
Other revenue	3,216	3,071
Total revenue	406,416	420,236
Expenses:
Compensation and related costs	153,888	155,048
Distribution expense	37,508	41,869
Service fee expense	25,517	26,841
Amortization of deferred sales commissions	5,547	4,277
Fund-related expenses	9,645	9,162
Other expenses	53,181	47,239
Total expenses	285,286	284,436
Operating income	121,130	135,800
Non-operating income (expense):
Gains and other investment income, net	5,833	2,598
Interest expense	(6,131)	(5,907)
Other income (expense) of consolidated CLO entities:
Gains and other investment income, net	5,441	1,717
Interest and other expense	(8,336)	(94)
Total non-operating income (expense)	(3,193)	(1,686)
Income before income taxes and equity in net income of affiliates	117,937	134,114
Income taxes	(27,625)	(48,617)
Equity in net income of affiliates, net of tax	1,948	3,014
Net income	92,260	88,511
Net income attributable to non-controlling and other beneficial interests	(5,459)	(10,455)
Net income attributable to Eaton Vance Corp. shareholders	$86,801	$78,056
Earnings per share:
Basic	$0.77	$0.68
Diluted	$0.75	$0.63
Weighted average shares outstanding:
Basic	112,255	115,282
Diluted	115,516	123,941

See notes to Consolidated Financial Statements.

Eaton Vance Corp.

Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended
	January 31,
(in thousands)	2019	2018

Net income	$92,260	$88,511
Other comprehensive income (loss):
Amortization of net (losses) on cash flow hedges, net of tax	(24)	(25)
Unrealized gains on available-for-sale investments, net of tax	-	720
Foreign currency translation adjustments	986	12,085
Other comprehensive income, net of tax	962	12,780

Total comprehensive income	93,222	101,291
Comprehensive income attributable to non-controlling and other beneficial interests	(5,459)	(10,455)
Total comprehensive income attributable to Eaton Vance Corp. shareholders	$87,763	$90,836

See notes to Consolidated Financial Statements.

Eaton Vance Corp.

Consolidated Statements of Shareholders' Equity (unaudited)

	Permanent Equity								Temporary Equity
(in thousands)	Voting Common Stock	Non-Voting Common Stock	Additional Paid-In Capital	Notes Receivable from Stock Option Exercises	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non- Redeemable Non- Controlling Interests	Total Permanent Equity	Redeemable Non- Controlling Interests
Balance, November 1, 2018	$2	$455	$17,514	$(8,057)	$(53,181)	$1,150,698	$1,000	$1,108,431	$335,097
Cumulative effect adjustment upon adoption of new accounting standard (ASU 2016-01)	-	-	-	-	(3,714)	3,714	-	-	-
Net income	-	-	-	-	-	86,801	417	87,218	5,042
Other comprehensive income, net of tax	-	-	-	-	962	-	-	962	-
Dividends declared ($0.35 per share)	-	-	-	-	-	(40,386)	-	(40,386)	-
Issuance of Non-Voting Common Stock:
On exercise of stock options	-	1	2,980	(199)	-	-	-	2,782	-
Under employee stock purchase plans	-	-	1,593	-	-	-	-	1,593	-
Under employee stock purchase incentive plan	-	-	472	-	-	-	-	472	-
Under restricted stock plan, net of forfeitures	-	6	-	-	-	-	-	6	-
Stock-based compensation	-	-	22,659	-	-	-	-	22,659	-
Tax benefit of non-controlling interest repurchases	-	-	992	-	-	-	-	992	-
Repurchase of Non-Voting Common Stock	-	(12)	(45,288)	-	-	(69,733)	-	(115,033)	-
Principal repayments on notes receivable from stock option exercises	-	-	-	381	-	-	-	381	-
Net subscriptions (redemptions/distributions) of non-controlling interest holders	-	-	-	-	-	-	(439)	(439)	41,221
Net consolidations (deconsolidations) of sponsored investment funds	-	-	-	-	-	-	-	-	(51,701)
Reclass to temporary equity	-	-	-	-	-	-	28	28	(28)
Purchase of non-controlling interests	-	-	-	-	-	-	-	-	(3,964)
Changes in redemption value of non-controlling interests redeemable at fair value	-	-	(922)	-	-	-	-	(922)	922
January 31, 2019	$2	$450	$-	$(7,875)	$(55,933)	$1,131,094	$1,006	$1,068,744	$326,589

See notes to Consolidated Financial Statements.

Eaton Vance Corp.

Consolidated Statements of Shareholders' Equity (unaudited) (continued)

	Permanent Equity								Temporary Equity
(in thousands)	Voting Common Stock	Non-Voting Common Stock	Additional Paid-In Capital	Notes Receivable from Stock Option Exercises	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non- Redeemable Non- Controlling Interests	Total Permanent Equity	Redeemable Non- Controlling Interests
Balance, November 1, 2017	$2	$461	$148,284	$(11,112)	$(47,474)	$921,235	$864	$1,012,260	$250,823
Cumulative effect adjustment upon adoption of new accounting standard (ASU 2016-09)	-	-	675	-	-	(523)	-	152	-
Net income	-	-	-	-	-	78,056	742	78,798	9,713
Other comprehensive income, net of tax	-	-	-	-	12,780	-	-	12,780	-
Dividends declared ($0.31 per share)	-	-	-	-	-	(37,276)	-	(37,276)	-
Issuance of Non-Voting Common Stock:
On exercise of stock options	-	6	42,690	(393)	-	-	-	42,303	-
Under employee stock purchase plans	-	-	1,549	-	-	-	-	1,549	-
Under employee stock purchase incentive plan	-	-	427	-	-	-	-	427	-
Under restricted stock plan, net of forfeitures	-	5	-	-	-	-	-	5	-
Stock-based compensation	-	-	23,729	-	-	-	-	23,729	-
Tax benefit of non-controlling interest repurchases	-	-	2,118	-	-	-	-	2,118	-
Repurchase of Non-Voting Common Stock	-	(3)	(36,340)	-	-	-	-	(36,343)	-
Principal repayments on notes receivable from stock option exercises	-	-	-	987	-	-	-	987	-
Net subscriptions (redemptions/distributions) of non-controlling interest holders	-	-	-	-	-	-	(739)	(739)	52,244
Net consolidations (deconsolidations) of sponsored investment funds	-	-	-	-	-	-	-	-	(488)
Reclass to temporary equity	-	-	-	-	-	-	34	34	(34)
Purchase of non-controlling interests	-	-	-	-	-	-	-	-	(8,439)
Changes in redemption value of non-controlling interests redeemable at fair value	-	-	(630)	-	-	-	-	(630)	630
Balance, January 31, 2018	$2	$469	$182,502	$(10,518)	$(34,694)	$961,492	$901	$1,100,154	$304,449

See notes to Consolidated Financial Statements.

Eaton Vance Corp.

Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended
	January 31,
(in thousands)	2019	2018

Cash Flows From Operating Activities:
Net income	$92,260	$88,511
Adjustments to reconcile net income to net cash provided by (used by) operating activities:
Depreciation and amortization	6,604	5,272
Amortization of deferred sales commissions	5,547	4,277
Stock-based compensation	22,659	23,730
Deferred income taxes	4,268	30,820
Net (gains) losses on investments and derivatives	3,646	(977)
Loss on expiration of Hexavest option	-	6,523
Equity in net income of affiliates, net of tax	(1,948)	(3,014)
Dividends received from affiliates	2,895	2,875
Consolidated CLO entities’ operating activities:
Net gains on bank loans, other investments and note obligations	6,107	(894)
Amortization	(214)	-
(Increase) decrease in other assets, net of other liabilities	8,258	(159)
Changes in operating assets and liabilities:
Management fees and other receivables	12,937	(12,915)
Short-term debt securities	31,999	6,847
Investments held by consolidated sponsored funds and separately managed accounts	(14,606)	(106,005)
Deferred sales commissions	(5,434)	(7,764)
Other assets	18,602	22,036
Accrued compensation	(156,750)	(128,582)
Accounts payable and accrued expenses	(1,910)	4,742
Other liabilities	(588)	5,460
Net cash provided by (used by) operating activities	34,332	(59,217)

Cash Flows From Investing Activities:
Additions to equipment and leasehold improvements	(8,300)	(2,594)
Proceeds from sale of investments	4,307	-
Purchase of investments(1)	(1,364)	(31)
Purchase of investments in CLO entity note obligations(1)	-	(20,295)
Consolidated CLO entities’ investing activities:
Proceeds from sales of bank loans and other investments	83,389	13,921
Purchase of bank loans and other investments	(361,121)	(37,973)
Net cash used for investing activities	(283,089)	(46,972)

(1)	In the fourth quarter of fiscal 2018, the Company elected to present the investing cash flows related to the purchase and sale of investments in CLO entity note obligations separately from the purchase and sale of other investments. The prior year amount previously presented within the purchase of investments line item has been reclassified to purchase of investments in CLO entity note obligations for comparability purposes.

See notes to Consolidated Financial Statements.

Eaton Vance Corp.

Consolidated Statements of Cash Flows (unaudited) (continued)

	Three Months Ended
	January 31,
(in thousands)	2019	2018
Cash Flows From Financing Activities:
Purchase of additional non-controlling interest	$(18,098)	$(20,818)
Line of credit issuance costs	(930)	-
Proceeds from issuance of Non-Voting Common Stock	4,853	44,284
Repurchase of Non-Voting Common Stock	(128,169)	(36,343)
Principal repayments on notes receivable from stock option exercises	381	987
Dividends paid	(43,230)	(37,499)
Net subscriptions received from (redemptions/distributions paid to) non-controlling interest holders	41,772	51,461
Consolidated CLO entities’ financing activities:
Proceeds from line of credit	68,458	23,936
Net cash provided by (used for) financing activities	(74,963)	26,008
Effect of currency rate changes on cash and cash equivalents	1,134	3,722
Net increase (decrease) in cash, cash equivalents and restricted cash	(322,586)	(76,459)
Cash, cash equivalents and restricted cash, beginning of period	866,075	649,863
Cash, cash equivalents and restricted cash, end of period	$543,489	$573,404

Supplemental Cash and Restricted Cash Flow Information:
Cash paid for interest	$6,020	$5,985
Cash paid for interest by consolidated CLO entities	-	77
Cash paid for income taxes, net of refunds	13,737	13,841
Supplemental Schedule of Non-Cash Investing and Financing Transactions:
Increase in equipment and leasehold improvements due to non-cash additions	$4,978	$746
Exercise of stock options through issuance of notes receivable	199	393
Increase (decrease) in non-controlling interests due to net consolidations (deconsolidations) of sponsored investment funds	(51,701)	61,441
Decrease in bank loans and other investments of consolidated CLO entities due to unsettled sales	(2,288)	(5,023)
Increase in bank loans and other investments of consolidated CLO entities due to unsettled purchases	84,033	25,284

See notes to Consolidated Financial Statements.

Eaton Vance Corp.

Notes to Consolidated Financial Statements (unaudited)

1.	Summary of Significant Accounting Policies

Basis of presentation

In the opinion of management, the accompanying unaudited interim Consolidated Financial Statements of Eaton Vance Corp. (the Company) include all normal recurring adjustments necessary to present fairly the results for the interim periods in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). Such financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures have been omitted pursuant to such rules and regulations. As a result, these financial statements should be read in conjunction with the audited Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2018.

Adoption of new accounting standards

The Company adopted the following accounting standards as of November 1, 2018:

•	Revenue recognition – Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers
•	Financial instruments – ASU 2016-01, Recognition and Measurement of Financial Assets and Liabilities
•	Statement of cash flows – ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments
•	Statement of cash flows – ASU 2016-18, Restricted Cash

Revenue recognition

This guidance seeks to improve comparability by providing a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The guidance also changes the accounting for certain contract costs and revises the criteria for determining if an entity is acting as a principal or agent in certain arrangements. The Company adopted the new revenue recognition guidance using a full retrospective approach.

The adoption of this guidance did not result in any significant changes to the timing of recognition and measurement of revenue or recognition of costs incurred to obtain and fulfill revenue contracts; however, the presentation of certain revenue and expense balances was affected. Notably, fund subsidies of $5.7 million previously included as a component of fund-related expenses in the Consolidated Statements of Income for the three months ended January 31, 2018 are now presented as a contra-revenue component of management fees. Separately, in applying the revised principal-versus-agent guidance to the Company’s various distribution contracts, for certain classes of shares in sponsored funds with a front-end load commission pricing structure, the entire front-end load commission (including both the underwriting commission retained by the Company and the sales charge paid to the selling broker-dealer) is now presented gross within distribution and underwriting fee revenue and the sales charge paid to the selling broker-dealer is now presented within distribution expense in the Consolidated Statements of Income. Prior to the adoption of ASU 2014-09, only the underwriting commission retained by the Company was presented within distribution and underwriting fee revenue as the sales charge paid to the selling broker-dealer was recorded net. Accordingly, distribution and underwriter fees and distribution expense increased by approximately $4.5 million for the three months ended January 31, 2018 as a result of this change. Lastly, contingent deferred sales charges received, which were previously recorded as a reduction of deferred sales commission assets, are now being recorded as revenue within the distribution and underwriting fees line item in the Consolidated Statements of Income.

The following table presents the effect of the changes in presentation made to prior periods which are attributable to the retrospective adoption of ASU 2014-09:

	Three Months Ended
	January 31, 2018
(in thousands)	As Previously Reported	Reclassification	As Restated
Revenue:
Management fees	$366,367	$(4,510)	$361,857
Distribution and underwriter fees	20,493	4,454	24,947
Service fees	30,844	(483)	30,361
Other revenue	3,708	(637)	3,071
Total revenue	421,412	(1,176)	420,236
Expenses:
Compensation and related costs	155,048	-	155,048
Distribution expense	35,640	6,229	41,869
Service fee expense	28,562	(1,721)	26,841
Amortization of deferred sales commissions	4,277	-	4,277
Fund-related expenses	14,846	(5,684)	9,162
Other expenses	47,239	-	47,239
Total expenses	285,612	(1,176)	284,436
Operating Income	$135,800	$-	$135,800

Financial instruments – recognition and measurement

This guidance requires substantially all equity investments in unconsolidated entities (other than those accounted for under the equity method of accounting) and with a readily determinable fair value to be measured at fair value with changes in fair value recognized in net income. The standard effectively eliminates the ability, at acquisition, to classify an equity investment as available-for-sale with holding gains and losses presented in other comprehensive income until realized. The Company adopted this provision of the new ASU using a modified retrospective approach.

The Company held $10.3 million of available-for-sale equity investments in non-consolidated sponsored funds at October 31, 2018. Upon adoption, the Company recognized a $3.7 million cumulative effect adjustment (increase) to retained earnings, net of related income tax effects, to reclassify unrealized holding gains attributable to these investments previously recognized in accumulated other comprehensive income (loss). Prior period investments in non-consolidated sponsored mutual funds and private open-end funds previously classified as trading and available-for-sale within the notes to the financial statements are now referred to as “equity securities”; the prior period treatment of gains or losses arising from changes in the fair value of investments was retained.

The standard also provides for an election to measure certain investments without a readily determinable fair value at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer (the cost method). The Company adopted this provision of the ASU using a prospective approach.

Statement of cash flows – classification

This standard clarifies how certain cash receipts and cash payments are classified and presented on the Consolidated Statement of Cash Flows. The Company adopted ASU 2016-15 using a retrospective approach. The adoption of this standard did not result in any changes to the classification of prior period activity on the Company’s Consolidated Statements of Cash Flows.

Statement of cash flows – restricted cash

This standard requires the inclusion of restricted cash and restricted cash equivalents (restricted cash) with cash and cash equivalents when reconciling the beginning and ending amounts on the Consolidated Statement of Cash Flows. Restricted cash includes cash held by consolidated sponsored funds and consolidated collateralized loan obligation (CLO) entities. The Company adopted this new guidance around the classification and presentation of restricted cash in the Consolidated Statement of Cash Flows using a retrospective approach. Accordingly, net changes in restricted cash of $0.8 million are no longer presented as a component of the Company’s net cash used by operating activities for the three months ended January 31, 2018. A reconciliation of cash, cash equivalents, and restricted cash reported within the Company’s Consolidated Balance Sheets at January 31, 2019 and October 31, 2018 that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows in included in Note 2.

In addition to the standards described above, the Company also early adopted the portion of ASU 2018-13, Fair Value Measurement: Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement related to the removal of certain fair value disclosure requirements. The new fair value disclosures required to be added under this new guidance will be effective for the fiscal year that begins on November 1, 2020.

Where applicable, the Company’s significant accounting policies provided below have been updated to reflect the adoption of these new accounting standards as of November 1, 2018.

Restricted cash

Restricted cash includes cash collateral required for margin accounts established to support derivative positions and other segregated cash to comply with certain regulatory requirements. Such derivatives are used to hedge certain investments in consolidated sponsored funds and separately managed accounts seeded for business development purposes (consolidated seed investments). Cash and cash equivalents held by consolidated sponsored funds and consolidated CLO entities are not available to the Company for its general operations and also represent restricted cash or restricted cash equivalents.

Investments

Debt securities held at fair value

Debt securities held at fair value consist of short-term debt securities held directly by the Company comprised of certificates of deposit, commercial paper and corporate debt obligations with original (remaining) maturities to the Company ranging from three months to 12 months, as determined upon the purchase of each security, as well as investments in debt securities held in portfolios of consolidated sponsored mutual funds and private open-end funds (sponsored funds) and separately managed accounts. Debt securities are measured at fair value with net realized and unrealized holding gains or losses, and interest and dividend income reflected as a component of gains (losses) and other investment income, net, on the Company’s Consolidated Statements of Income. The specific identified cost method is used to determine the realized gains or losses on all debt securities sold.

Equity securities held at fair value

Equity securities primarily consist of domestic and foreign equity securities held in portfolios of consolidated sponsored funds and separately managed accounts and investments in non-consolidated sponsored or other funds. Equity securities and investments in non-consolidated sponsored or other mutual funds with readily determinable fair values are measured at fair value based on quoted market prices and published net asset values per share, respectively. Investments in non-consolidated sponsored private open-end funds without readily determinable fair values are measured at fair value based on the net asset value per share (or equivalent) of the investment as a practical expedient.

Equity investments without readily determinable fair values are measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer (the cost method). Investments held at cost are qualitatively evaluated for impairment each reporting period. If that qualitative assessment indicates that the investment held at cost is impaired, the fair value of the investment is estimated and an impairment loss is recognized equal to the difference between the fair value of the investment and its carrying amount. The cost method is no longer applied if the equity security subsequently has a readily determinable fair value or the Company irrevocably elects to measure the equity security at fair value.

Net realized and unrealized holding gains or losses on equity securities, any observable price changes and impairment losses attributable to investments held at cost, and dividend income are all reflected within gains (losses) and other investment income, net, on the Company’s Consolidated Statements of Income. The specific identified cost method is used to determine the realized gains or losses on all equity securities sold.

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

Investments in equity method investees

Investments in non-controlled affiliates in which the Company’s ownership ranges from 20 to 50 percent, or in instances in which the Company is able to exercise significant influence but not control, are accounted for under the equity method of accounting. Under the equity method of accounting, the Company’s share of the investee’s underlying net income or loss is recorded as equity in net income of affiliates, net of tax. Distributions received from investees reduce the Company’s investment balance and are classified as cash flows either from operating activities or investing activities in the Company’s Consolidated Statements of Cash Flows as determined using the cumulative earnings method. Investments in equity method investees are evaluated for impairment as events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If the carrying amounts of the assets exceed their respective fair values, additional impairment tests are performed to measure the amounts of the impairment losses, if any.

Deferred sales commissions

Sales commissions paid to broker-dealers in connection with the sale of certain classes of shares of sponsored funds are generally deferred and amortized over the period during which redemptions by the purchasing shareholder are subject to a contingent deferred sales charge, which does not exceed five years from purchase. Distribution fees and contingent deferred sales charges received from these funds are recorded in revenue as earned. Should the Company lose its ability to recover such sales commissions through earning distribution fees, the value of its deferred sales commission asset would immediately decline, as would related future cash flows.

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

Revenue recognition

The Company primarily earns revenue from providing asset management services, distribution and underwriter services and shareholder services to its sponsored fund and separate account customers through various forms of contracts. Revenue is recognized for each distinct performance obligation identified in its contracts with customers when the performance obligation has been satisfied by transferring services to a customer either over time or at a point in time (which is when the customer obtains control of the service). Revenue is recognized in the amount of variable or fixed consideration allocated to the satisfied performance obligation that the Company expects to be entitled in exchange for transferring such services to a customer (the transaction price). Variable consideration is included in the transaction price only when it is probable that a significant reversal of such revenue will not occur when the uncertainty associated with the variable consideration is subsequently resolved (the constraint). The majority of the fees earned from providing asset management, distribution and shareholder services represent variable consideration as the revenue is largely dependent on the total value and composition of assets under management. The total value of assets under management fluctuate with the financial markets. These fees are constrained and excluded from the transaction price until the asset values on which our customer is billed are calculated and the value of consideration is measurable and no longer subject to financial market volatility.

The timing of when we bill our customers and related payment terms vary in accordance with the agreed-upon contractual terms. A majority of our clients are billed after the service is performed which results in the recording of accounts receivable and accrued revenue. Deferred revenue is recorded in instances where a client is billed in advance.

Management fees

The Company is entitled to receive management fees in exchange for asset management services provided to sponsored funds and separate accounts established for retail clients (either directly or indirectly through various third-party financial intermediaries that sponsor various active asset management and model-based active asset management investment programs), high net worth clients and institutional clients. Asset management services consist of a series of distinct incremental days of investment advisory and administrative services provided to sponsored funds and investment advisory services provided to separate accounts. Control of asset management services is transferred to sponsored fund and separate account customers over time as these customers simultaneously receive and consume the benefits provided by these services. Management fees from sponsored funds are calculated principally as a percentage of average daily net assets, are earned daily, and are typically paid monthly from the assets of the fund. Management fees from separate accounts are calculated as a percentage of either beginning, average or ending monthly or quarterly net assets, are earned daily, and are typically paid either monthly or quarterly from the assets of the separate account. Performance fees are generated on certain fund and separate account management contracts when specific performance hurdles are met during the performance period.

Management fees are typically recognized as revenue at month-end or quarter-end when the value of consideration is measured. The Company may waive certain fees for asset management services provided to sponsored funds at its discretion. Separately, the Company may subsidize certain share classes of sponsored funds to ensure that specified operating expenses attributable to such share classes do not exceed a specified percentage. Fee waivers and fund subsidies impact the transaction price allocated to satisfied asset management services and are therefore recognized as a reduction to management fee revenue.

Distribution and underwriter fees

The Company is entitled to receive distribution fees and underwriter commissions in exchange for distribution services provided to sponsored funds. Distribution services consist of distinct sales and marketing activities that result in the sale of sponsored fund shares. Control of distribution services is transferred to the customer when sponsored fund shares are sold to the shareholder, at which time the shareholder is subject to the risks and rewards of share ownership, the funds are able to direct the use of invested assets and the Company has the right to receive payment.

Distribution fees for all share classes subject to these fees are calculated as a percentage of average daily net assets, and are typically paid monthly from the assets of the fund. Distribution fees are recognized as revenue at month-end when the value of consideration is measured.

Underwriting commissions for all share classes subject to these fees are calculated as a percentage of the amount invested and are deducted from the amount invested by the fund shareholder. These commissions represent fixed consideration that is not subject to the constraint. Therefore, underwriting commissions are recognized as revenue when the sponsored fund shares are sold to the shareholder. Underwriter commissions are waived or reduced on purchases of shares that exceed specified minimum amounts.

Service fees

The Company is entitled to receive service fees in exchange for shareholder services provided to sponsored funds. Shareholder services are comprised of a series of distinct incremental days of shareholder transaction processing and/or shareholder account maintenance services. Control of shareholder services is transferred to sponsored funds over time as the sponsored funds simultaneously receive and consume the benefits provided by these services. Service fees are calculated as a percentage of average daily net assets under management, are earned daily, and are typically paid monthly from the assets of the fund. Service fees are recognized as revenue at month-end when the value of consideration is measured.

Principal versus agent

The Company has contractual arrangements with third parties that are involved in providing various services primarily to sponsored fund customers, including sub-advisory, distribution and shareholder services. Management’s determination of whether related revenue should be recorded on a gross basis, without subtracting payments to third-party service providers, or net of payments to third-party service providers is based on management’s assessment of whether the Company is serving as the principal service provider or is acting as an agent. The Company is serving as the principal service provider (and should therefore record revenue on a gross basis) if it controls the service as a result of being primarily responsible for providing the service before it is transferred to the sponsored fund or separate account customer. Alternatively, the Company is acting as an agent (and therefore should record revenue net of payments to third-party service providers) when it does not control the service as in the case where it arranges for the service to be provided by a third-party.

The Company controls the right to asset management services performed by various third-party sub-advisers; therefore management fee revenue is recorded on a gross basis. Fees paid to sub-advisers are recognized as an expense when incurred and are included in fund-related expenses in the Company’s Consolidated Statements of Income. Separately, the Company also controls the right to distribution and shareholder services performed by various third-parties (including financial intermediaries); therefore distribution and underwriter fees and service fees are also recorded on a gross basis. Fees paid to third parties for distribution and shareholder services are recognized as an expense when incurred and are included in distribution expense and service fee expense, respectively, in the Company’s Consolidated Statements of Income.

Comprehensive income

The Company reports all changes in comprehensive income in its Consolidated Statements of Comprehensive Income. Comprehensive income includes net income, unrealized gains and losses on certain derivatives designated as cash flow hedges and related reclassification adjustments attributable to the amortization of net gains and losses on these derivatives and foreign currency translation adjustments, in each case net of tax. When the Company has established an indefinite reinvestment assertion for a foreign subsidiary, deferred income taxes are not provided on the related foreign currency translation.

2.	Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Company’s Consolidated Balance Sheets that sum to the total of the same such amounts presented in the Consolidated Statements of Cash Flows:

	January 31,	October 31,
(in thousands)	2019	2018
Cash and cash equivalents	$449,157	$600,696
Restricted cash of consolidated sponsored funds included in investments	32,619	33,525
Restricted cash included in assets of consolidated CLO entities, cash	45,895	216,598
Restricted cash included in other assets	15,818	15,256
Total cash, cash equivalents and restricted cash presented in the Consolidated Statement of Cash Flows	$543,489	$866,075

3.	Investments

The following is a summary of investments:

(in thousands)	January 31, 2019	October 31, 2018
Investments held at fair value:
Short-term debt securities	$241,367	$273,320
Debt and equity securities held by consolidated sponsored funds	507,617	540,582
Debt and equity securities held in separately managed accounts	86,532	89,121
Non-consolidated sponsored funds and other	10,758	10,329
Total investments held at fair value	846,274	913,352
Investments held at cost	20,868	20,874
Investments in non-consolidated CLO entities	2,898	2,895
Investments in equity method investees	140,518	141,506
Total investments(1)(2)	$1,010,558	$1,078,627

(1)	Excludes bank loans and other investments held by consolidated CLO entities, which are discussed in Note 4.
(2)	Amounts at January 31, 2019 reflect the adoption of ASU 2016-01. Amounts at October 31, 2018 reflect accounting guidance prior to the adoption of ASU 2016-01. See Note 1 for further information.

Investments held at fair value

The Company recognized gains (losses) related to debt and equity securities held at fair value within gains and other investment income, net on the Company’s Consolidated Statements of Income as follows:

	Three Months Ended
	January 31,
(in thousands)	2019	2018
Realized gains (losses) on securities sold	$(4,395)	$5,130
Unrealized gains (losses) on investments held at fair value	3,305	7,266
Net gains (losses) on investments held at fair value(1)	$(1,090)	$12,396

(1)	Amounts for the three months ended January 31, 2019 reflect the adoption of ASU 2016-01. The prior period gains and losses arising from changes in the fair value of investments reflect accounting guidance prior to the adoption of ASU 2016-01. See Note 1 for further information.

Investments held at cost

Investments held at cost primarily include the Company’s equity investment in a wealth management technology firm. At January 31, 2019 and October 31, 2018, there were no indicators of impairments related to investments carried at cost.

Investments in non-consolidated CLO entities

The Company provides investment management services for, and has made direct investments in, a number of CLO entities that it does not consolidate, as described further in Note 4. At both January 31, 2019 and October 31, 2018, combined assets under management in the pools of non-consolidated CLO entities were $0.8 billion.

The Company did not recognize any impairment losses related to the Company’s investments in non-consolidated CLO entities for the three months ended January 31, 2019 and 2018, respectively.

Investments in equity method investees

The Company has a 49 percent interest in Hexavest Inc. (Hexavest), a Montreal, Canada-based investment adviser. The carrying value of this investment was $137.0 million and $138.0 million at January 31, 2019 and October 31, 2018, respectively. At January 31, 2019, the Company’s investment in Hexavest consisted of $5.3 million of equity in the net assets of Hexavest, definite-lived intangible assets of $20.9 million and goodwill of $116.4 million, net of a deferred tax liability of $5.6 million. At October 31, 2018, the Company’s investment in Hexavest consisted of $6.0 million of equity in the net assets of Hexavest, definite-lived intangible assets of $21.3 million and goodwill of $116.4 million, net of a deferred tax liability of $5.7 million. The Company’s investment in Hexavest is denominated in Canadian dollars and is subject to foreign currency translation adjustments, which are recorded in accumulated other comprehensive income (loss). The year-over-year change in the carrying value of goodwill is entirely attributable to foreign currency translation adjustments.

The Company also has a seven percent equity interest in a private equity partnership managed by a third party that invests in companies in the financial services industry. At both January 31, 2019 and October 31, 2018, the carrying value of this investment was $3.5 million.

The Company did not recognize any impairment losses related to its investments in equity method investees during the three months ended January 31, 2019 or 2018.

During both the three months ended January 31, 2019 and 2018, the Company received dividends of $2.9 million from its investments in equity method investees.

4.	Variable Interest Entities (VIEs)

Investments in VIEs that are consolidated

In the normal course of business, the Company maintains investments in sponsored entities that are considered VIEs to support their launch and marketing. The Company consolidates these sponsored entities if it is the primary beneficiary of the VIE.

Consolidated sponsored funds

The Company invests in investment companies that meet the definition of a VIE. Underlying investments held by consolidated sponsored funds consist of debt and equity securities and are included in the reported amount of investments on the Company’s Consolidated Balance Sheets at January 31, 2019 and October 31, 2018. Net investment income or (loss) related to consolidated sponsored funds was included in gains and other investment income, net, on the Company’s Consolidated Statements of Income for all periods presented. The impact of consolidated sponsored funds’ net income or (loss) on net income attributable to Eaton Vance Corp. shareholders was reduced by amounts attributable to non-controlling interest holders, which are recorded in net income attributable to non-controlling and other beneficial interests on the Company’s Consolidated Statements of Income for all periods presented. The extent of the Company’s exposure to loss with respect to a consolidated sponsored fund is limited to the amount of the Company’s investment in the sponsored fund and any uncollected management and performance fees. The Company is not obligated to provide financial support to sponsored funds. Only the assets of a sponsored fund are available to settle its obligations. Beneficial interest holders of sponsored funds do not have recourse to the general credit of the Company.

The following table sets forth the balances related to consolidated sponsored funds as well as the Company’s net interest in these funds:

(in thousands)	January 31, 2019	October 31, 2018
Investments	$507,617	$540,582
Other assets	13,596	15,471
Other liabilities	(44,059)	(57,286)
Redeemable non-controlling interests	(239,739)	(244,970)
Net interest in consolidated sponsored funds	$237,415	$253,797

Consolidated CLO entities

As of January 31, 2019, the Company deemed itself to be the primary beneficiary of two non-recourse securitized CLO entities, namely, Eaton Vance CLO 2018-1 (CLO 2018-1) and Eaton Vance CLO 2014-1R (CLO 2014-1R), and one non-recourse warehouse CLO entity, namely, Eaton Vance CLO 2019-1 (CLO 2019-1). As of October 31, 2018, the Company deemed itself to be the primary beneficiary of three non-recourse securitized CLO entities, namely, CLO 2018-1, CLO 2014-1R and Eaton Vance CLO 2014-1 (CLO 2014-1). In the first quarter of fiscal 2019, the Company received a final distribution from CLO 2014-1 of $1.9 million related to the residual assets held by the entity as of October 31, 2018.

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

Eaton Vance CLO 2019-1

The Company established CLO 2019-1 on January 3, 2019. CLO 2019-1 was in the warehousing phase as of January 31, 2019. The Company contributed $10.0 million in capital at the inception of the warehouse entity and concurrently entered into a credit facility agreement with a third-party lender to provide CLO 2019-1 with a $160.0 million non-recourse revolving line of credit. The credit facility agreement requires the Company to maintain certain levels of contributed capital relative to the total outstanding borrowings under the line of credit. During the three months ended January 31, 2019, the Company made additional capital contributions of $20.0 million in order to increase the level of funding available for borrowing under the line of credit.

While in the warehousing phase, the Company, acting as collateral manager and subject to the approval of the third-party lender, will use its capital contributions along with the proceeds from the revolving line of credit to accumulate a portfolio of commercial bank loan investments in open market purchases in an amount sufficient for eventual securitization. The line of credit is secured by the commercial bank loan investments held by the warehouse and initially bears interest at a rate of daily LIBOR plus 1.10 percent per annum, with such interest rate increasing to daily LIBOR plus 2.0 percent per annum in January 2020. The Company does not earn any collateral management fees from CLO 2019-1 during the warehousing phase and will continue to be the collateral manager of the CLO entity during the securitization phase.

As collateral manager, the Company has the unilateral ability to liquidate the CLO 2019-1 warehouse without cause, a right that, by definition, provides the Company with the power to direct the activities that most significantly affect the economic performance of the entity. The Company’s investment in the warehouse serves as first-loss protection to the third-party lender and provides the Company with an obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the entity. Accordingly, the Company deems itself to be the primary beneficiary of CLO 2019-1 as it has both power and economics and began consolidating the entity from establishment of the warehouse on January 3, 2019.

Upon initial consolidation, the Company irrevocably elected to subsequently measure the bank loan investments held by CLO 2019-1 at fair value using the fair value option. The Company did not elect the fair value option for amounts outstanding under the revolving line of credit upon initial consolidation of the CLO 2019-1 warehouse as these liabilities are temporary in nature. Refer to Note 6 for additional disclosure regarding the fair value of the assets and liabilities of consolidated CLO entities.

Eaton Vance CLO 2018-1

CLO 2018-1 was securitized on October 24, 2018. As of January 31, 2019, the Company continues to hold approximately 93 percent of the subordinated notes that were issued by CLO 2018-1 at closing and is still serving as the collateral manager of the entity. The Company initially deemed itself to be the primary beneficiary of CLO 2018-1 upon acquiring 93 percent of the subordinated interests of the entity on October 24, 2018 and began consolidating CLO 2018-1 as of that date.

Eaton Vance CLO 2014-1R

CLO 2014-1R was securitized on August 23, 2018. As of January 31, 2019, the Company continues to hold 100 percent of the subordinated notes that were issued by CLO 2014-1R at closing and is still serving as the collateral manager of the entity. The Company initially deemed itself to be the primary beneficiary of CLO 2014-1R upon acquiring 100 percent of the subordinated interests of the entity on August 23, 2018 and began consolidating CLO 2014-1R as of that date.

The Company elected to apply the measurement alternative to ASC 820 for collateralized financing entities upon the initial consolidation and for the subsequent measurement of the securitized CLO entities consolidated by the Company (collectively, the consolidated securitized CLO entities). The Company determined that the fair value of the financial assets of these entities is more observable than the fair value of the financial liabilities. Through the application of the measurement alternative, the fair value of the financial liabilities of these entities are measured as the difference between the fair value of the financial assets and the fair value of the Company’s beneficial interests in these entities, which include the subordinated interests held by the Company and any accrued management fees due to the Company. The fair value of the subordinated notes held by the Company is determined primarily based on an income approach, which projects the cash flows of the CLO assets using projected default, prepayment, recovery and discount rates, as well as observable assumptions about market yields, callability and other market factors. An appropriate discount rate is then applied to determine the discounted cash flow valuation of the subordinated notes. Aggregate disclosures for the securitized CLO entities consolidated by the Company as of January 31, 2019 and October 31, 2018 are provided below.

The following table presents the balances attributable to the consolidated securitized CLO entities and the consolidated warehouse CLO entity that were included in the Company’s Consolidated Balance Sheets:

	January 31,		October 31,
	2019		2018
(in thousands)	Consolidated Securitized CLO Entities	Consolidated Warehouse CLO Entity	Consolidated Securitized CLO Entities
Assets of consolidated CLO entities:
Cash	$42,850	$3,045	$216,598
Bank loans and other investments	891,825	154,277	874,304
Receivable for pending bank loan sales	2,288	-	2,535
Other assets	1,850	103	1,929
Liabilities of consolidated CLO entities:
Senior and subordinated note obligations	840,929	-	873,008
Line of credit	-	68,458	-
Payable for pending bank loan purchases	25,929	58,104	152,152
Other liabilities	10,136	90	2,033
Total beneficial interests	$61,819	$30,773	$68,173

Although the Company’s beneficial interests in the consolidated securitized CLO entities are eliminated upon consolidation, the application of the measurement alternative results in the Company’s total beneficial interests in these entities of $61.8 million and $68.2 million at January 31, 2019 and October 31, 2018, respectively, being equal to the net amount of the consolidated CLO entities’ assets and liabilities included on the Company’s Consolidated Balance Sheets, as shown above.

As of January 31, 2019 and October 31, 2018, there were no bank loan investments in default and no unpaid principal balances of such loans that were 90 days or more past due or in non-accrual status. Additional disclosure of the fair values of assets and liabilities of consolidated CLO entities that are measured at fair value on a recurring basis is included in Note 6.

The following table presents the balances attributable to the consolidated securitized CLO entities and the consolidated warehouse CLO entity that were included in the Company’s Consolidated Statement of Income:

	Three Months Ended
	January 31, 2019
(in thousands)	Consolidated Securitized CLO Entities	Consolidated Warehouse CLO Entity	Total
Other income (expense) of consolidated CLO entities:
Gains (losses) and other investment income, net	$4,578	$863	$5,441
Interest and other expense	(8,246)	(90)	(8,336)
Net gain (loss) attributable to the Company	$(3,668)	$773	$(2,895)

The amounts included in the Company’s Consolidated Statement of Income for the three months ended January 31, 2018 related entirely to the warehouse CLO entity consolidated by the Company during the first quarter of fiscal 2018.

As summarized in the table below, the application of the measurement alternative results in the Company's earnings from the consolidated securitized CLO entities subsequent to initial consolidation, as shown above, to be equivalent to the Company's own economic interests in these entities:

Three Months Ended January 31, 2019
(in thousands)	Consolidated Securitized CLO Entities
Economic interests:
Distributions received and unrealized gains (losses) on the subordinated interests held by the Company	$(4,575)
Management fees	907
Total economic interests	$(3,668)

Other entity

As of October 31, 2018, the Company held variable interests in, and was deemed to be the primary beneficiary of, a privately offered equity fund that was seeded towards the end of fiscal 2018. The Company’s variable interests consisted of a $10,000 investment in the fund and a promissory note that enabled the fund to borrow up to $25.0 million from the Company. As of October 31, 2018, the Company’s risk of loss with respect to this entity was limited to the Company’s investment in the fund and the outstanding borrowings under the promissory note of $3.7 million. The Company invested an additional $10,000 upon launching of the fund in December 2018, at which time the total outstanding borrowings were repaid to the Company and the promissory note was canceled on January 14, 2019. As of January 31, 2019 the Company’s variable interest in the fund is limited to its $20,000 investment in the fund. The Company is no longer the primary beneficiary of the fund as it no longer has an obligation to absorb losses of, or the right to receive benefits from, the fund that could potentially be significant to the entity.

Investments in VIEs that are not consolidated

Sponsored funds

The Company classifies its investments in certain sponsored funds that are considered VIEs as equity securities when it is not considered the primary beneficiary of these VIEs. The Company provides aggregated disclosures with respect to these non-consolidated sponsored fund VIEs in Notes 3 and 6.

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

The Company’s maximum exposure to loss with respect to these non-consolidated CLO entities is limited to the carrying value of its investments in, and collateral management fees receivable from, these entities as of January 31, 2019. Collateral management fees receivable for these entities totaled $0.1 million on both January 31, 2019 and October 31, 2018. Investors in these CLO entities have no recourse against the Company for any losses sustained in the CLO structures. The Company did not provide any financial or other support to these entities that it was not previously contractually required to provide in any of the fiscal years presented. Income from these entities is recorded as a component of gains (losses) and other investment income, net, in the Company’s Consolidated Statements of Income, based upon projected investment yields. Additional information regarding the Company’s investment in non-consolidated CLO entities, as well as the combined assets under management in the pools of non-consolidated CLO entities, is included in Note 3.

Other entities

The Company holds variable interests in, but is not deemed to be the primary beneficiary of, certain sponsored privately offered equity funds with total assets of $22.1 billion and $21.8 billion on January 31, 2019 and October 31, 2018, respectively. The Company’s variable interests in these entities consist of the Company’s direct ownership therein, which in each case is insignificant relative to the total ownership of the fund, and any investment advisory fees earned but uncollected. The Company’s maximum exposure to loss with respect to these managed entities is limited to the carrying value of its investments in, and investment advisory fees receivables from, the entities as of January 31, 2019. The Company held investments in these entities totaling $2.9 million and $2.7 million on January 31, 2019 and October 31, 2018, respectively, and investment advisory fees receivable totaling $1.2 million and $1.3 million on January 31, 2019 and October 31, 2018, respectively. The Company did not provide any financial or other support to these entities that it was not contractually required to provide in any of the periods presented. The Company does not consolidate these VIEs because it does not have the obligation to absorb losses of, or the right to receive benefits from, these VIEs that could potentially be significant to these VIEs.

The Company’s investments in privately offered equity funds are carried at fair value and included in non-consolidated sponsored funds and other, which are disclosed as a component of investments in Note 3. The Company records any change in fair value, net of income tax, in other comprehensive income (loss).

The Company also holds a variable interest in, but is not deemed to be the primary beneficiary of, a private equity partnership managed by a third party that invests in companies in the financial services industry. The Company’s variable interest in this entity consists of the Company’s direct ownership in the private equity partnership, equal to $3.5 million at both January 31, 2019 and October 31, 2018. The Company did not provide any financial or other support to this entity. The Company’s risk of loss with respect to the private equity partnership is limited to the carrying value of its investment in the entity as of January 31, 2019. The Company does not consolidate this VIE because the Company does not hold the power to direct the activities that most significantly affect the VIE.

The Company’s investment in the private equity partnership is accounted for as an equity method investment and disclosures related to this entity are included in Note 3 under the heading Investments in equity method investees.

5.	Derivative Financial Instruments

Derivative financial instruments designated as cash flow hedges

In fiscal 2017, the Company entered into a Treasury lock transaction in connection with the offering of its 2027 Senior Notes. The Company concurrently designated the Treasury lock as a cash flow hedge to mitigate its exposure to variability in the forecasted semi-annual interest payments and recorded a loss of $0.4 million, net of tax, in other comprehensive income (loss). The Company reclassified approximately $17,000 of the loss into interest expense during both the three months ended January 31, 2019 and 2018 and will reclassify the remaining $0.6 million loss as of January 31, 2019 to earnings over the remaining term of the debt. During the next twelve months, the Company expects to reclassify approximately $68,000 of the unamortized loss.

In fiscal 2013, the Company entered into a forward-starting interest rate swap in connection with the offering of its 2023 Senior Notes and recorded a gain in other comprehensive income (loss), net of tax. The Company reclassified $50,000 of the gain into interest expense during both the three months ended January 31, 2019 and 2018, respectively, and will reclassify the remaining $0.9 million gain as of January 31, 2019 to earnings over the remaining term of the debt. During the next twelve months, the Company expects to reclassify approximately $0.2 million of the unamortized gain.

Other derivative financial instruments not designated for hedge accounting

The Company utilizes derivative financial instruments to hedge the market and currency risks associated with its investments in certain consolidated seed investments that are not designated as hedging instruments for accounting purposes.

Excluding derivative financial instruments held by consolidated sponsored funds, the Company was party to the following derivative financial instruments:

	January 31, 2019		October 31, 2018
	Number of Contracts	Notional Value (in millions)	Number of Contracts	Notional Value (in millions)
Stock index futures contracts	1,117	$98.2	1,007	$91.5
Total return swap contracts	2	$106.5	3	$106.5
Credit default swap contracts	1	$5.0	1	$5.0
Foreign exchange contracts	17	$17.4	28	$23.0
Commodity futures contracts	252	$10.8	253	$11.6
Currency futures contracts	145	$15.8	165	$16.9
Interest rate futures contracts	266	$36.4	282	$48.0

The derivative contracts outstanding and notional values they represent at January 31, 2019 and October 31, 2018 are representative of derivative balances throughout each respective year.

The Company has not elected to offset fair value amounts related to derivative financial instruments executed with the same counterparty under master netting arrangements; as a result, the Company records all derivative financial instruments as either other assets or other liabilities, gross, on its Consolidated Balance Sheets and measures them at fair value. The following table presents the fair value of derivative financial instruments not designated for hedge accounting and how they are reflected on the Company’s Consolidated Balance Sheets:

	January 31, 2019		October 31, 2018
(in thousands)	Other Assets	Other Liabilities	Other Assets	Other Liabilities
Stock index futures contracts	$248	$2,897	$5,055	$372
Total return swap contracts	-	5,190	-	3,297
Credit default swap contracts	-	106	-	10
Foreign exchange contracts	14	317	329	202
Commodity futures contracts	259	461	770	216
Currency futures contracts	106	94	14	332
Interest rate futures contracts	162	577	179	17
Total	$789	$9,642	$6,347	$4,446

The Company maintains collateral with certain counterparties to satisfy margin requirements for derivative positions. The collateral is classified as restricted cash and is included as a component of other assets on our Consolidated Balance Sheets. At January 31, 2019 and October 31, 2018, collateral balances were $14.4 million and $13.1 million, respectively.

The Company recognized the following gains (losses) on derivative financial instruments within gains (losses) and other investment income, net, on the Company’s Consolidated Statements of Income:

	Three Months Ended
	January 31,
(in thousands)	2019	2018
Stock index futures contracts	$(216)	$(7,656)
Total return swap contracts	(2,185)	(625)
Credit default swap contracts	(83)	-
Foreign exchange contracts	(284)	(899)
Commodity futures contracts	870	(403)
Currency futures contracts	36	(86)
Interest rate futures contracts	(511)	84
Net gains (losses)	$(2,373)	$(9,585)

In addition to the derivative contracts described above, certain consolidated seed investments may utilize derivative financial instruments within their portfolios in pursuit of their stated investment objectives.

6.	Fair Value of Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables summarize financial assets and liabilities measured at fair value on a recurring basis and their assigned levels within the valuation hierarchy:

January 31, 2019(1)

(in thousands)	Level 1	Level 2	Level 3	Other Assets Not Held at Fair Value	Total
Financial assets:
Cash equivalents	$19,464	$143,904	$-	$-	$163,368
Investments held at fair value:
Debt securities:
Short-term	-	241,367	-	-	241,367
Held by consolidated sponsored funds	-	306,219	-	-	306,219
Held in separately managed accounts	-	61,745	-	-	61,745
Equity securities:
Held by consolidated sponsored funds	75,067	126,331	-	-	201,398
Held in separately managed accounts	24,396	391	-	-	24,787
Non-consolidated sponsored funds and other	7,769	2,989	-	-	10,758
Investments held at cost(2)	-	-	-	20,868	20,868
Investments in non-consolidated CLO entities(3)	-	-	-	2,898	2,898
Investments in equity method investees(2)	-	-	-	140,518	140,518
Derivative instruments	-	789	-	-	789
Assets of consolidated CLO entities:
Bank loans and other investments	-	1,044,740	1,362	-	1,046,102
Total financial assets	$126,696	$1,928,475	$1,362	$164,284	$2,220,817

Financial liabilities:
Derivative instruments	$-	$9,642	$-	$-	$9,642
Liabilities of consolidated CLO entities:
Senior and subordinated note obligations	-	840,929	-	-	840,929
Total financial liabilities	$-	$850,571	$-	$-	$850,571

October 31, 2018(1)

(in thousands)	Level 1	Level 2	Level 3	Other Assets Not Held at Fair Value	Total
Financial assets:
Cash equivalents	$23,262	$116,070	$-	$-	$139,332
Investments held at fair value:
Debt securities:
Short-term	-	273,320	-	-	273,320
Held by consolidated sponsored funds	12,834	392,139	-	-	404,973
Held in separately managed accounts	521	64,539	-	-	65,060
Equity securities:
Held by consolidated sponsored funds	73,291	62,318	-	-	135,609
Held in separately managed accounts	23,642	419	-	-	24,061
Non-consolidated sponsored funds and other	7,112	3,217	-	-	10,329
Investments held at cost(2)	-	-	-	20,874	20,874
Investments in non-consolidated CLO entities(3)	-	-	-	2,895	2,895
Investments in equity method investees(2)	-	-	-	141,506	141,506
Derivative instruments	-	6,347	-	-	6,347
Assets of consolidated CLO entities:
Bank loans and other investments	-	872,757	1,547	-	874,304
Total financial assets	$140,662	$1,791,126	$1,547	$165,275	$2,098,610

Financial liabilities:
Derivative instruments	$-	$4,446	$-	$-	$4,446
Liabilities of consolidated CLO entities:
Senior and subordinated note obligations	-	873,008	-	-	873,008
Total financial liabilities	$-	$877,454	$-	$-	$877,454

(1)	Amounts at January 31, 2019 reflect the adoption of ASU 2016-01. Amounts at October 31, 2018 reflect accounting guidance prior to the adoption of ASU 2016-01. See Note 1 for further information.
(2)	These investments are not measured at fair value in accordance with U.S. GAAP.
(3)	Investments in non-consolidated CLO entities are carried at amortized cost unless facts or circumstances indicate that the investments have been impaired, at which time the investments are written down to fair value as measured using level 3 inputs.

A description of the valuation techniques and the inputs used in recurring fair value measurements is included immediately below. There have been no changes in the Company’s valuation techniques in the current reporting period.

Cash equivalents

Cash equivalents include investments in money market mutual funds, government agency securities, certificates of deposit and commercial paper with original (remaining) maturities to the Company of less than three months, as determined upon the purchase of each security. Cash investments in daily redeemable, actively traded money market mutual funds are valued using published net asset values and are categorized as Level 1 within the fair value measurement hierarchy. Government agency securities are valued based upon quoted market prices for similar assets in active markets, quoted prices for identical or similar assets that are not active and inputs other than quoted prices that are observable or corroborated by observable market data. The carrying amounts of certificates of deposit and commercial paper are measured at amortized cost, which approximates fair value due to the short time between the purchase and expected maturity of these investments. Depending on the categorization of the significant inputs, these assets are generally categorized in their entirety as Level 1 or 2 within the fair value measurement hierarchy.

Debt securities held at fair value

Debt securities held at fair value consist of short-term debt securities held directly by the Company comprised of certificates of deposit, commercial paper and corporate debt obligations with original (remaining) maturities to the Company ranging from three months to 12 months, as determined upon the purchase of each security, as well as investments in debt securities held in portfolios of consolidated sponsored funds and separately managed accounts.

Short-term debt securities held are generally valued on the basis of valuations provided by third-party pricing services, as derived from such services’ pricing models. Inputs to the models may include, but are not limited to, reported trades, executable bid and ask prices, broker-dealer quotations, prices or yields of securities with similar characteristics, benchmark curves or information pertaining to the issuer, as well as industry and economic events. The pricing services may use a matrix approach, which considers information regarding securities with similar characteristics to determine the valuation for a security. These assets are generally categorized as Level 2 within the fair value measurement hierarchy.

Debt securities held in portfolios of consolidated sponsored funds and separately managed accounts are generally valued on the basis of valuations provided by third-party pricing services as described above for short-term debt securities. Debt securities purchased with an original (remaining) maturity of 60 days or less (excluding those that are non-U.S. denominated, which typically are valued by a third-party pricing service or dealer quotes) are generally valued at amortized cost, which approximates fair value. Depending on the categorization of the significant inputs, debt securities held in portfolios of consolidated sponsored funds are generally categorized in their entirety as Level 1 or 2 within the fair value measurement hierarchy.

Equity securities held at fair value

Equity securities measured at fair value on a recurring basis consist of domestic and foreign equity securities held in portfolios of consolidated sponsored funds and separately managed accounts and investments in non-consolidated sponsored or other funds.

Equity securities are valued at the last sale, official close or, if there are no reported sales on the valuation date, at the mean between the latest available bid and ask prices on the primary exchange on which they are traded. When valuing foreign equity securities that meet certain criteria, the portfolios use a fair value service that values such securities to reflect market trading that occurs after the close of the applicable foreign markets of comparable securities or other instruments that have a strong correlation to the fair-valued securities. In addition, the Company performs its own independent back test review of fair values versus the subsequent local market opening prices when available. Depending on the categorization of the significant inputs, these assets are generally categorized in their entirety as Level 1 or 2 within the fair value measurement hierarchy.

Equity investments in sponsored or other mutual funds are valued using the published net asset value per share and are classified as Level 1 within the fair value measurement hierarchy. Investments in sponsored private open-end funds are not listed on an active exchange but calculate a net asset value per share (or equivalent) as of the Company’s reporting date in a manner consistent with mutual funds. These investments do not have any redemption restrictions and are not probable of being sold at an amount different from their calculated net asset value per share (or equivalent). Accordingly, investments in sponsored private open-end funds are measured at fair value based on the net asset value per share (or equivalent) of the investment as a practical expedient and are categorized as Level 2 within the fair value measurement hierarchy. The Company does not have any unfunded commitments related to investments in sponsored private mutual funds at January 31, 2019 and October 31, 2018.

Derivative instruments

Derivative instruments, further discussed in Note 5, are recorded as either other assets or other liabilities on the Company’s Consolidated Balance Sheets. Future and swap contracts are valued using a third-party pricing service that determines fair value based on bid and ask prices. Foreign exchange contracts are valued by interpolating a value using the spot foreign exchange rate and forward points, which are based on spot rate and currency interest rate differentials. Derivative instruments generally are classified as Level 2 within the fair value measurement hierarchy.

Assets of consolidated CLO entities

Consolidated CLO entity assets include investments in bank loans and equity securities. Fair value is determined utilizing unadjusted quoted market prices when available. Equity securities held by consolidated CLO entities are valued using the same techniques as described above for equity securities. Interests in senior floating-rate loans for which reliable market quotations are readily available are valued generally at the average mid-point of bid and ask quotations obtained from a third-party pricing service. Fair value may also be based upon valuations obtained from independent third-party brokers or dealers utilizing matrix pricing models that consider information regarding securities with similar characteristics. In certain instances, fair value has been determined utilizing discounted cash flow analyses or single broker non-binding quotes. Depending on the categorization of the significant inputs, these assets are generally categorized as Level 2 or 3 within the fair value measurement hierarchy.

Liabilities of consolidated CLO entities

Consolidated CLO entity liabilities include senior and subordinated note obligations. Fair value is determined using the measurement alternative to ASC 820 for collateralized financing entities. In accordance with the measurement alternative, the fair value of CLO liabilities was measured as the fair value of CLO assets less the sum of (i) the fair value of the beneficial interests held by the Company and (ii) the carrying value of any beneficial interests that represent compensation for services. Although both Level 2 and Level 3 inputs were used to measure the fair value of the CLO liabilities, the senior note obligations are classified as Level 2 within the fair value measurement hierarchy as the Level 3 inputs used were not significant.

Level 3 assets and liabilities

The following table shows a reconciliation of the beginning and ending fair value measurements of assets and liabilities valued on a recurring basis and classified as Level 3 within the fair value measurement hierarchy:

Three Months Ended
January 31, 2019
(in thousands)	Bank Loan Investments of Consolidated CLO Entities
Beginning balance	$1,547
Paydowns	(6)
Net losses included in net income	(179)
Ending balance	$1,362

Financial Assets and Liabilities Not Measured at Fair Value

Certain financial instruments are not carried at fair value, but their fair value is required to be disclosed. The following is a summary of the carrying amounts and estimated fair values of these financial instruments:

	January 31, 2019			October 31, 2018
(in thousands)	Carrying Value	Fair Value	Fair Value Level	Carrying Value	Fair Value	Fair Value Level
Loan to affiliate	$5,000	$5,000	3	$5,000	$5,000	3
Debt	$619,887	$620,890	2	$619,678	$607,391	2
Consolidated CLO entity line of credit	$68,458	$68,458	2	$-	$-	-

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

The Company established CLO 2019-1 on January 3, 2019 and deems itself to be the primary beneficiary of CLO 2019-1 from that date. The Company did not elect the fair value option for amounts outstanding under the revolving line of credit upon the initial consolidation of CLO 2019-1. Additional information regarding CLO 2019-1, including the terms of the revolving line of credit, is included in Note 4. The carrying amount of the revolving line of credit of $68.5 million as of January 31, 2019 approximates fair value.

7.	Acquisitions

Atlanta Capital Management Company, LLC (Atlanta Capital)

In fiscal 2017, the Company exercised a series of call options through which it purchased the remaining direct profit interests held by non-controlling interest holders of Atlanta Capital pursuant to the provisions of the original Atlanta Capital acquisition agreement, as amended, for $3.2 million, of which $2.5 million settled in cash in the first quarter of fiscal 2018.

Atlanta Capital Plan

In fiscal 2018 and 2017, the Company exercised a series of call options through which it purchased $8.2 million and $4.2 million, respectively, of indirect profit interests held by non-controlling interest holders of Atlanta Capital pursuant to the provisions of the Atlanta Capital Management Company, LLC Long-term Equity Incentive Plan (the Atlanta Capital Plan). These transactions settled in cash in the first quarter of fiscal 2019 and 2018, respectively.

Total profit interests in Atlanta Capital held by non-controlling interest holders issued pursuant to the Atlanta Capital Plan were 9.8 percent as of January 31, 2019 and October 31, 2018. The estimated fair value of these interests was $26.7 million and $26.3 million at January 31, 2019 and October 31, 2018, respectively, and is included as a component of temporary equity on the Consolidated Balance Sheets.

Parametric Portfolio Associates LLC (Parametric)

Total profit interests in Parametric held by non-controlling interest holders decreased to 4.9 percent as of January 31, 2019 from 5.1 percent as of October 31, 2018, as described below. Total capital interests in Parametric held by non-controlling interest holders decreased to 0.6 percent as of January 31, 2019 from 0.8 percent as of October 31, 2018, as described below.

Clifton

In December 2012, Parametric acquired Clifton. As part of the transaction, the Company issued a 1.9 percent profit interest and a 1.9 percent capital interest in Parametric Portfolio LP (Parametric LP) to certain employees. In the first quarter of fiscal 2018, the Company exercised a series of call options through which it acquired the remaining 0.5 percent profit interest and 0.5 percent capital interests in Parametric held by non-controlling interest holders related to the Clifton acquisition for $8.4 million.

Parametric Risk Advisors

In November 2013, the non-controlling interest holders of Parametric Risk Advisors entered into a Unit Acquisition Agreement with Parametric to exchange their remaining 20 percent ownership interests in Parametric Risk Advisors for additional ownership interests in Parametric LP, whose sole asset is ownership interests in Parametric. As a result of this exchange, Parametric Risk Advisors became a wholly-owned subsidiary of Parametric. The Parametric LP ownership interests issued in the exchange represent a 0.8 percent profit interest and a 0.8 percent capital interest, and contain put and call features that become exercisable over a four-year period starting in fiscal 2019. In the first quarter of fiscal 2019, the Company exercised a series of call options through which it purchased a 0.2 percent profit interest and a 0.2 percent capital interest for $4.0 million.

Total profit interests and total capital interests in Parametric LP held by non-controlling interest holders were 0.6 percent and 0.8 percent as of January 31, 2019 and October 31, 2018. The estimated fair value of these interests was $11.9 million and $15.9 million at January 31, 2019 and October 31, 2018, respectively, and is included as a component of temporary equity on the Consolidated Balance Sheets.

Parametric Plan

In fiscal 2018 and 2017, the Company exercised a series of call options through which it purchased $5.9 million and $5.7 million, respectively, of profit interests held by non-controlling interest holders of Parametric pursuant to the provisions of the Parametric Portfolio Associates LLC Long-term Equity Plan (the Parametric Plan). These transactions settled in cash in the first quarter of fiscal 2019 and 2018, respectively.

Total profit interests in Parametric held by non-controlling interest holders issued pursuant to the Parametric Plan were 4.3 percent as of January 31, 2019 and October 31, 2018. The estimated fair value of these interests was $48.2 million and $47.9 million at January 31, 2019 and October 31, 2018, respectively, and is included as a component of temporary equity on the Consolidated Balance Sheets.

8.	Intangible Assets

The following is a summary of intangible assets:

January 31, 2019

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Client relationships acquired	$134,247	$(113,258)	$20,989
Intellectual property acquired	1,025	(536)	489
Trademark acquired	4,257	(1,281)	2,976
Research system acquired	639	(444)	195
Non-amortizing intangible assets:
Mutual fund management contracts acquired	54,408	-	54,408
Total	$194,576	$(115,519)	$79,057

October 31, 2018

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Client relationships acquired	$134,247	$(111,591)	$22,656
Intellectual property acquired	1,025	(519)	506
Trademark acquired	4,257	(1,190)	3,067
Research system acquired	639	(391)	248
Non-amortizing intangible assets:
Mutual fund management contracts acquired	54,408	-	54,408
Total	$194,576	$(113,691)	$80,885

Amortization expense was $1.8 million and $2.2 million for the three months ended January 31, 2019 and 2018, respectively. Estimated remaining amortization expense for fiscal 2019 and the next five fiscal years, on a straight-line basis, is as follows:

Estimated
Year Ending October 31,	Amortization
(in thousands)	Expense
Remaining 2019	$3,150
2020	3,807
2021	2,282
2022	2,154
2023	1,754
2024	1,679

9.	Revenue

The following table disaggregates total revenue by source:

	Three Months Ended
	January 31,
(in thousands)	2019	2018
Management fees:
Sponsored funds	$242,666	$251,255
Separate accounts	108,084	110,602
Total management fees	350,750	361,857
Distribution and underwriter fees:
Distribution fees	19,045	19,763
Underwriter commissions	4,045	5,184
Total distribution and underwriter fees	23,090	24,947
Service fees	29,360	30,361
Other revenue	3,216	3,071
Total revenue	$406,416	$420,236

The following table disaggregates total management fee revenue by investment mandate:

	Three Months Ended
	January 31,
(in thousands)	2019	2018
Equity	$163,897	$174,690
Fixed income	67,025	64,813
Floating rate income	53,678	50,684
Alternative	16,173	21,578
Portfolio implementation	39,889	38,987
Exposure management	10,088	11,105
Total management fees	$350,750	$361,857

The amount of management fees and other receivables reported in the Company’s Consolidated Balance Sheet includes $212.2 million and $221.4 million of receivables from contracts with customers at January 31, 2019 and October 31, 2018, respectively. The amount of deferred revenue reported in other liabilities in the Company’s Consolidated Balance Sheet was $4.5 million and $4.9 million at January 31, 2019 and October 31, 2018, respectively. The entire deferred revenue balance at the end of any given reporting period is expected to be recognized as management fee revenue in the immediate subsequent quarter.

10.	Stock-Based Compensation Plans

The compensation cost recognized by the Company related to its stock-based compensation plans are as follows:

	Three Months Ended
	January 31,
(in thousands)	2019	2018
Omnibus Incentive Plans:
Stock options	$5,440	$7,289
Restricted shares	14,485	13,493
Deferred stock units(1)	615	922
Employee Stock Purchase Plans	176	481
Employee Stock Purchase Incentive Plan	52	86
Atlanta Capital Plan	570	742
Atlanta Capital Phantom Incentive Plan	274	143
Parametric Plan	740	794
Parametric Phantom Incentive Plan	922	701
Total stock-based compensation expense	$23,274	$24,651

(1)	In the fourth quarter of fiscal 2018, the Company changed the description of phantom stock units to deferred stock units. The change in the description had no impact on, nor does it constitute a restatement of, the Company's previously reported amounts attributable to these awards.

The total income tax benefit recognized for stock-based compensation arrangements was $5.2 million and $5.7 million for the three months ended January 31, 2019 and 2018, respectively.

Stock options

Stock option transactions under the Company’s 2013 Omnibus Incentive Plan (the 2013 Plan) and predecessor plans for the three months ended January 31, 2019 were as follows:

(share and intrinsic value amounts in thousands)	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding, beginning of period	16,760	$35.23
Granted	2,408	45.50
Exercised	(106)	28.10
Forfeited/expired	(50)	40.68
Options outstanding, end of period	19,012	$36.55	6.0	$80,580
Options exercisable, end of period	10,270	$32.70	4.3	$66,719

The Company received $2.8 million and $42.3 million related to the exercise of options for the three months ended January 31, 2019 and 2018, respectively.

As of January 31, 2019, compensation cost of $55.5 million related to unvested stock options granted under the 2013 Plan and predecessor plans have not yet been recognized. That cost is expected to be recognized over a weighted-average period of 3.0 years.

Restricted shares

A summary of the Company’s restricted share activity for the three months ended January 31, 2019 under the 2013 Plan and predecessor plans is as follows:

		Weighted-
		Average
		Grant Date
(share figures in thousands)	Shares	Fair Value
Unvested, beginning of period	4,544	$40.70
Granted	1,533	45.47
Vested	(1,078)	39.16
Forfeited	(39)	42.28
Unvested, end of period	4,960	$42.50

As of January 31, 2019, there was $160.4 million of compensation cost related to unvested restricted shares granted under the 2013 Plan and predecessor plans not yet recognized. That cost is expected to be recognized over a weighted-average period of 3.2 years.

Deferred stock units

Deferred stock units issued to non-employee Directors under the 2013 Plan are accounted for as liability awards. Deferred stock units granted after November 1, 2017 are considered fully vested on the grant date and the entire fair value of these awards is recognized as compensation cost on the date of grant.

In the first quarter of fiscal 2019, 18,642 deferred stock units were issued to non-employee Directors pursuant to the 2013 Plan. The total liability attributable to deferred stock units included as a component of accrued compensation on the Company’s Consolidated Balance Sheet was $1.4 million and $1.3 million as of January 31, 2019 and October 31, 2018, respectively. The Company made cash payments of $0.5 million and $0.4 million, in the first quarters of fiscal 2019 and 2018, respectively, to settle deferred stock unit award liabilities.

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

In the first three months of fiscal 2019, the Company purchased and retired approximately 3.1 million shares of its Non-Voting Common Stock under the current repurchase authorization. Approximately 4.3 million additional shares may be repurchased under the current authorization as of January 31, 2019.

12.	Non-operating Income (Expense)

The components of non-operating income (expense) were as follows:

	Three Months Ended
	January 31,
(in thousands)	2019	2018
Interest and other income	$9,820	$9,116
Net losses on investments and derivatives(1)	(3,646)	(5,545)
Net foreign currency losses	(341)	(973)
Gains and other investment income, net	5,833	2,598
Interest expense	(6,131)	(5,907)
Other income (expense) of consolidated CLO entities:
Interest income	11,750	823
Net gains (losses) on bank loans and other investments and note obligations	(6,309)	894
Gains and other investment income, net	5,441	1,717
Structuring and closing fees	(101)	-
Interest expense	(8,235)	(94)
Interest and other expense	(8,336)	(94)
Total non-operating income (expense)	$(3,193)	$(1,686)

(1)	The three months ended January 31, 2018 includes the $6.5 million loss associated with the Company's determination not to exercise the option to acquire an additional 26 percent ownership in Hexavest.

13.	Income Taxes

The provision for income taxes was $27.6 million and $48.6 million, or 23.4 percent and 36.3 percent of pre-tax income, for the three months ended January 31, 2019 and 2018, respectively.

The following table reconciles the statutory federal income tax rate to the Company’s effective income tax rate:

	Three Months Ended
	January 31,
	2019	2018
Statutory U.S. federal income tax rate(1)	21.0%	23.3%
State and local income tax, net of federal income tax benefits	4.6%	4.3%
Net income attributable to non-controlling and other beneficial interests	-1.0%	-1.8%
Non-recurring impact of U.S. tax reform	0.0%	18.4%
Stock-based compensation	0.4%	0.0%
Net excess tax benefits from stock-based compensation plans(2)	-2.5%	-8.8%
Other items	0.9%	0.9%
Effective income tax rate	23.4%	36.3%

(1)	The Company's statutory U.S. federal income tax rate for fiscal 2019 is 21 percent based on the Tax Cuts and Jobs Act (the 2017 Tax Act). The Company's statutory U.S. federal income tax rate for fiscal 2018 was a blend of 35 percent and 21 percent based on the number of days in the Company's fiscal year before and after the January 1, 2018 effective date of the reduction in the federal corporate income tax rate pursuant to the 2017 Tax Act.
(2)	Reflects the impact of the adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which was adopted by the Company in the first quarter of fiscal 2018.

The Company’s income tax provision for the three months ended January 31, 2019 includes $0.6 million of charges associated with certain provisions of the 2017 Tax Act taking effect for the Company in fiscal 2019, relating principally to limitations on the deductibility of executive compensation.

The income tax provision was reduced by net excess tax benefits related to the exercise of employee stock options and vesting of restricted stock awards during the period totaling $2.9 million and $11.9 million for the three months ended January 31, 2019 and 2018, respectively. The Company’s income tax provision for the three months ended January 31, 2018 also included a non-recurring charge of $24.7 million to reflect the estimated effect of enactment of the 2017 Tax Act.

No valuation allowance has been recorded for deferred tax assets, reflecting management’s belief that all deferred tax assets will be utilized.

As of January 31, 2019, the Company considers the undistributed earnings of certain foreign subsidiaries to be indefinitely reinvested in foreign operations. As of January 31, 2019, the Company had approximately $75.7 million of undistributed earnings primarily from Canadian and United Kingdom foreign corporations that are not available to fund domestic operations or to distribute to shareholders unless repatriated. As a result of the 2017 Tax Act and foreign exchange rates as of January 31, 2019, there is no future tax liability with respect to undistributed earnings.

The Company is generally no longer subject to income tax examinations by U.S. federal, state, local or non-U.S. taxing authorities for fiscal years prior to fiscal 2015.

14.	Non-controlling and Other Beneficial Interests

The components of net income attributable to non-controlling and other beneficial interests were as follows:

	Three Months Ended
	January 31,
(in thousands)	2019	2018
Consolidated sponsored funds	$(2,422)	$(6,300)
Majority-owned subsidiaries	(3,037)	(4,155)
Net income attributable to non-controlling and other beneficial interests	$(5,459)	$(10,455)

15.	Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), net of tax, are as follows:

(in thousands)	Unamortized Net Gains (Losses) on Cash Flow Hedges(1)	Net Unrealized Gains on Available-for-Sale Investments	Foreign Currency Translation Adjustments	Total
Balance at October 31, 2018	$200	$3,714	$(57,095)	$(53,181)
Cumulative effect adjustment upon adoption of new accounting standard (ASU 2016-01)(2)	-	(3,714)	-	(3,714)
Balance at November 1, 2018, as adjusted	200	-	(57,095)	(56,895)
Other comprehensive income, before reclassifications and tax	-	-	986	986
Tax impact	-	-	-	-
Reclassification adjustments, before tax	(33)	-	-	(33)
Tax impact	9	-	-	9
Net current period other comprehensive income (loss)	(24)	-	986	962
Balance at January 31, 2019	$176	$-	$(56,109)	$(55,933)

Balance at October 31, 2017	$301	$4,128	$(51,903)	$(47,474)
Other comprehensive income, before reclassifications and tax	-	962	12,085	13,047
Tax impact	-	(242)	-	(242)
Reclassification adjustments, before tax	(33)	-	-	(33)
Tax impact	8	-	-	8
Net current period other comprehensive income (loss)	(25)	720	12,085	12,780
Balance at January 31, 2018	$276	$4,848	$(39,818)	$(34,694)

(1)	Amounts reclassified from accumulated other comprehensive income (loss), net of tax, represent the amortization of net gains (losses) on qualifying derivative financial instruments designated as cash flow hedges over the life of the Company's senior notes into interest expense on the Consolidated Statements of Income.
(2)	Upon adoption of ASU 2016-01 on November 1, 2018, unrealized holding gains, net of related income tax effects, attributable to investments in non-consolidated sponsored funds and other previously classified as available-for-sale investments were reclassified from accumulated other comprehensive income (loss) to retained earnings.

16.	Earnings per Share

The following table sets forth the calculation of earnings per basic and diluted shares:

	Three Months Ended
	January 31,
(in thousands, except per share data)	2019	2018
Net income attributable to Eaton Vance Corp. shareholders	$86,801	$78,056
Weighted-average shares outstanding – basic	112,255	115,282
Incremental common shares	3,261	8,659
Weighted-average shares outstanding – diluted	115,516	123,941
Earnings per share:
Basic	$0.77	$0.68
Diluted	$0.75	$0.63

Antidilutive common shares related to stock options and unvested restricted stock excluded from the computation of earnings per diluted share were approximately 11.3 million and 1.8 million for the three months ended January 31, 2019 and 2018, respectively.

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

Sponsored funds

Revenues for services provided or related to sponsored funds are as follows:

	Three Months Ended
	January 31,
(in thousands)	2019	2018
Management fees(1)	$242,666	$251,255
Distribution and underwriter fees(1)	23,090	24,947
Service fees(1)	29,360	30,361
Shareholder services fees included in other revenue	1,583	1,391
Total	$296,699	$307,954

(1)	Prior period amounts have been adjusted as a result of the retrospective adoption of ASU 2014-09. See Note 1, Summary of Significant Accounting Policies, for further information on the impact of the adoption of ASU 2014-09.

For the three months ended January 31, 2019 and 2018, the Company discretionarily waived management fees of $4.3 million and $4.4 million, respectively. Separately, for that same period, the Company provided subsidies to sponsored funds of $9.2 million and $5.7 million, respectively. Fee waivers and fund subsidies are recognized as a reduction to management fees revenue on the Consolidated Statements of Income.

Sales proceeds and net realized gains (losses) from investments in non-consolidated sponsored funds are as follows:

	Three Months Ended
	January 31,
(in thousands)	2019	2018
Proceeds from sales	$(4,282)	$-
Net realized gains (losses)	24	5

The Company pays all ordinary operating expenses of certain sponsored funds (excluding investment advisory and administrative fees) for which it earns an all-in-management fee. For the three months ended January 31, 2019 and 2018, expenses of $3.4 million and $3.5 million, respectively, were incurred by the Company pursuant to these arrangements.

Included in management fees and other receivables at January 31, 2019 and October 31, 2018 are receivables from service provided to or related to the funds of $97.7 million and $104.9 million, respectively. Included in accounts payable and accrued expenses at January 31, 2019 and October 31, 2018 mainly relates to payables due to funds subsides of $3.7 million and $3.2 million, respectively.

Loan to affiliate

On December 23, 2015, EVMC, a wholly owned subsidiary of the Company, loaned $5.0 million to Hexavest under a term loan agreement to seed a new investment strategy. The loan renews automatically for an additional one-year period on each anniversary date unless written termination notice is provided by

EVMC. Through October 31, 2018, the Company earned interest equal to the one-year Canadian Dollar Offered Rate plus 200 basis points. In November 2018, the Company amended the term loan agreement to reduce the market interest rate of the loan to be equal to the one-year Canadian Dollar Offered Rate plus 100 basis points. Hexavest may prepay the loan in whole or in part at any time without penalty. The Company recorded $45,000 of interest income related to the loan in gains (losses) and other investment income, net, on the Company’s Consolidated Statement of Income for both the three months ended January 31, 2019 and 2018. Interest due from Hexavest under this arrangement included in other assets on the Company’s Consolidated Balance Sheets was $15,000 and $16,151 at January 31, 2019 and October 31, 2018, respectively.

Employee loan program

The Company has established an Employee Loan Program under which a program maximum of $20.0 million is available for loans to officers (other than executive officers) and other key employees of the Company for purposes of financing the exercise of employee stock options. Loans are written for a seven-year period, at varying fixed interest rates (currently ranging from 0.9 percent to 2.9 percent), are payable in annual installments commencing with the third year in which the loan is outstanding, and are collateralized by the stock issued upon exercise of the option. All loans under the program must be made on or before October 31, 2022. Loans outstanding under this program, which are full recourse in nature, are reflected as notes receivable from stock option exercises in shareholders’ equity and totaled $7.9 million and $8.1 million at January 31, 2019 and October 31, 2018, respectively.

19.	Geographic Information

Revenues by principal geographic area are as follows:

	Three Months Ended
	January 31,
(in thousands)	2019	2018
Revenue:
U.S.	$390,754	$404,165
International	15,662	16,071
Total	$406,416	$420,236

Long-lived assets by principal geographic area are as follows:

	January 31,	October 31,
(in thousands)	2019	2018
Long-lived Assets:
U.S.	$58,168	$50,459
International	1,911	1,969
Total	$60,079	$52,428

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

The discussion and analysis below should be read in conjunction with the consolidated financial statements appearing elsewhere in this report. Management has presumed that the readers of this interim financial information have read or have access to Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in our Annual Report on Form 10-K for the year ended October 31, 2018.

Overview

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

Our breadth of investment management capabilities supports a wide range of strategies and services offered to fund shareholders, retail managed account investors, institutional investors and high-net-worth clients. Our equity strategies encompass a diversity of investment objectives, risk profiles, income levels and geographic representation. Our income investment strategies cover a broad duration, geographic representation and credit quality range and encompass both taxable and tax-free investments. We also offer a range of alternative investment strategies, including commodity- and currency-based investments and absolute return strategies. Although we manage and distribute a wide range of investment strategies and services, we operate in one business segment, namely as an investment adviser to funds and separate accounts. As of January 31, 2019, we had $444.7 billion in consolidated assets under management.

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

We also commit significant resources to serving institutional and high-net-worth clients who access investment management services on a direct basis and through investment consultants. Through our wholly and majority-owned affiliates and consolidated subsidiaries, we manage investments for a broad range of clients in the institutional and high-net-worth marketplace in the U.S. and internationally, including corporations, sovereign wealth funds, endowments, foundations, family offices and public and private employee retirement plans.

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

In the first quarter of fiscal 2019, we continued to experience strong growth in our Custom Beta strategies, which include Parametric’s Custom Core equity and Eaton Vance Management’s laddered municipal and corporate bond separate account strategies. These market-leading offerings combine the benefits of passive investing with the ability to customize portfolios to meet individual preferences and needs. Compared to index mutual funds and exchange-traded funds, Custom Core separate accounts can provide clients with the ability to tailor their market exposures to achieve better tax outcomes and to reflect client-specified responsible investing criteria and other desired portfolio tilts and exclusions. In the first quarter of fiscal 2019, net inflows into our Custom Beta strategies offered as individual separate accounts totaled $3.9 billion, which equates to annualized internal growth in managed assets of 19 percent.

In a difficult environment for floating-rate bank loan investment strategies, we saw net outflows of $2.9 billion in the first quarter of fiscal 2019, as investors reduced their exposure to below investment grade credits. Our lineup of fixed income mutual funds positioned as short- or ultra-short duration, short-term or adjustable-rate, which invest primarily in investment-grade credit instruments, continued to demonstrate strong appeal to investors in the first quarter of fiscal 2019. Among our leading funds in this category are the highly rated Eaton Vance Short-Duration Government Income and Eaton Vance Short-Duration Municipal Opportunities Funds, which had combined net inflows of $1.8 billion in the first quarter of fiscal 2019.

Our leadership position in responsible investing continues to expand. The Calvert Funds are one of the largest and most diversified families of responsibly invested mutual funds, encompassing actively and passively managed equity, fixed and floating-rate income, and asset allocation strategies managed in accordance with the Calvert Principles for Responsible Investment or other responsible investment criteria. Since Calvert became part of Eaton Vance, we have made significant progress growing managed assets in Calvert-branded investment strategies and positioning Calvert as a center for excellence in environmental, social and governance (ESG) research and engagement. Including the Atlanta Capital-subadvised Calvert Equity Fund, assets under management in Calvert strategies grew to $15.4 billion at January 31, 2019 from $14.7 billion at October 31, 2018, reflecting net inflows of $0.6 billion and market price appreciation of $0.1 billion. Calvert’s $0.6 billion of net inflows for the quarter equates to 17 percent annualized internal growth rate in managed assets, ranking as the best growth quarter since we acquired the Calvert business just over two years ago.

While Calvert is the centerpiece of our responsible investment strategy, our commitment to responsible investing does not end there. Eaton Vance Management continues to integrate consideration of responsible investing criteria into the firm’s fundamental research processes, capitalizing on Calvert’s proprietary ESG research. Atlanta Capital also maintains a significant focus on responsible investing, and Parametric manages over $20 billion of client assets based on client-directed responsible investment criteria. On an overall basis, Eaton Vance is one of the largest participants in responsible investing, a position we are committed to growing in conjunction with rising demand for investment strategies that incorporate ESG-integrated investment research and/or are managed with a dual objective to achieve favorable investment returns and positive societal impact.

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

In the first quarter of fiscal 2019, Eaton Vance Management, together with Eaton Vance Exchange-Traded Fund Trust, filed an exemptive application to permit the offering of exchange-traded funds (ETFs) that would employ a novel method of supporting efficient secondary market trading of fund shares, which we call the Clearhedge Method. Because disclosure of current holdings would not be necessary under the Clearhedge Method, an ETF’s portfolio trading activity could remain confidential. In conjunction with filing the Clearhedge Method exemptive application, Eaton Vance formed a new wholly-owned subsidiary, Advanced Fund Solutions, to manage the development and commercialization of ETFs utilizing the Clearhedge Method and other fund-related intellectual property. Through licensing and services agreements, Eaton Vance and Advanced Fund Solutions seek to make the Clearhedge Method broadly available across the ETF industry, including actively managed and index-based ETFs. We believe the Clearhedge Method could benefit ETF investors by lowering the costs they pay to buy and sell shares, mitigating the performance impact of front-running and free-riding, and facilitating the introduction of proprietary active strategies not currently available as ETFs.

As of January 31, 2019, 68 of our U.S. mutual funds were rated 4 or 5 stars by MorningstarTM for at least one class of shares, including 30 five-star rated funds. A good source of performance-related information for our funds is our website, www.eatonvance.com. On our website, investors can also obtain other current information about our funds, including investment objective and principal investment policies, portfolio characteristics, expenses and Morningstar ratings.

Consolidated Assets under Management

Prevailing equity and income market conditions and investor sentiment affect the sales and redemptions of our investment offerings, managed asset levels, operating results and the recoverability of our investments. During the first quarter of fiscal 2019, the S&P 500 Index, a broad measure of U.S. equity market performance, had total returns of -0.8 percent and the MSCI Emerging Market Index, a broad measure of emerging market equity performance, had total returns of 8.5 percent. Over the same period, the Barclays U.S. Aggregate Bond Index, a broad measure of U.S. bond market performance, had total returns of 3.4 percent.

Consolidated assets under management of $444.7 billion on January 31, 2019 decreased $4.6 billion, or 1 percent, from $449.2 billion of consolidated assets under management on January 31, 2018. The year-over-year decrease in consolidated assets under management reflects net inflows of $11.7 billion and market price declines in managed assets of $16.3 billion.

The following tables summarize our consolidated assets under management by investment mandate, investment vehicle and investment affiliate as of January 31, 2019 and 2018. Within the investment mandate table, the “Portfolio implementation” category consists of Parametric Custom Core equity strategies and centralized portfolio management services, and the “Exposure management” category consists of Parametric’s futures- and options-based portfolio overlay services.

Consolidated Assets under Management by Investment Mandate(1)

	January 31,
(in millions)	2019	% of Total	2018	% of Total	% Change
Equity(2)	$116,990	26%	$122,595	27%	-5%
Fixed income(3)	82,525	19%	72,663	16%	14%
Floating-rate income	40,943	9%	39,793	9%	3%
Alternative	9,991	2%	13,248	3%	-25%
Portfolio implementation	115,435	26%	110,442	25%	5%
Exposure management	78,768	18%	90,488	20%	-13%
Total	$444,652	100%	$449,229	100%	-1%

(1)	Consolidated Eaton Vance Corp. See table on page 57 for directly managed assets and flows of 49 percent-owned Hexavest, which are not included in the table above.
(2)	Includes balanced and other multi-asset mandates.
(3)	Includes cash management mandates.

Equity assets under management included $40.7 billion and $41.7 billion of assets managed for after-tax returns on January 31, 2019 and 2018, respectively. Portfolio implementation assets under management included $82.6 billion and $77.5 billion of assets managed for after-tax returns on January 31, 2019 and 2018, respectively. Fixed income assets included $46.0 billion and $41.5 billion of municipal income assets on January 31, 2019 and 2018, respectively.

Consolidated Assets under Management by Investment Vehicle(1)

	January 31,
(in millions)	2019	% of Total	2018	% of Total	% Change
Open-end funds(2)	$99,846	22%	$101,956	23%	-2%
Closed-end funds	23,633	5%	25,424	6%	-7%
Private funds(3)	39,271	9%	37,174	8%	6%
Institutional separate accounts	155,224	35%	169,406	37%	-8%
Individual separate accounts(4)	126,678	29%	115,269	26%	10%
Total	$444,652	100%	$449,229	100%	-1%

(1)	Consolidated Eaton Vance Corp. See table on page 57 for directly managed assets and flows of 49 percent-owned Hexavest, which are not included in the table above.
(2)	Includes assets in NextShares funds.
(3)	Includes privately offered equity, fixed income and floating-rate income funds and CLO entities.
(4)	In the first quarter of fiscal 2019, the Company revised its classification of consolidated assets under management by investment vehicle to combine the formerly separate high-net-worth separate account and retail managed account categories into a single individual separate account category. The above presentation of prior year results has been revised for comparability purposes. The reclassification does not affect total consolidated assets under management for any period.

Consolidated Assets under Management by Investment Affiliate(1)

	January 31,		%
(in millions)	2019	2018	Change
Eaton Vance Management(2)	$178,261	$171,788	4%
Parametric	230,157	241,653	-5%
Atlanta Capital(3)	23,216	24,156	-4%
Calvert(3)	13,018	11,632	12%
Total	$444,652	$449,229	-1%

(1)	Consolidated Eaton Vance Corp. See table on page 57 for directly managed assets and flows of 49 percent-owned Hexavest, which are not included in the table above.
(2)	Includes managed assets of Eaton Vance-sponsored funds and separate accounts managed by Hexavest and unaffiliated third-party advisers under Eaton Vance supervision.
(3)	Consistent with the Company's policies for reporting the managed assets and flows of investment portfolios for which multiple Eaton Vance affiliates have management responsibilities, the managed assets of Atlanta Capital indicated above include the assets of Calvert Equity Fund, for which Atlanta Capital serves as sub-adviser. The total managed assets of Calvert, including assets sub- advised by other Eaton Vance affiliates, were $15.4 billion and $14.0 billion as of January 31, 2019 and 2018, respectively.

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

Consolidated Average Assets under Management by Investment Mandate(1)

	Three Months Ended
	January 31,		%
(in millions)	2019	2018	Change
Equity(2)	$114,888	$117,444	-2%
Fixed income(3)	79,818	71,686	11%
Floating-rate income	42,702	39,200	9%
Alternative	11,013	12,833	-14%
Portfolio implementation	111,304	104,227	7%
Exposure management	77,685	88,104	-12%
Total	$437,410	$433,494	1%

(1)	Consolidated Eaton Vance Corp. See table on page 57 for directly managed assets and flows of 49 percent-owned Hexavest, which are not included in the table above.
(2)	Includes balanced and other multi-asset mandates.
(3)	Includes cash management mandates.

Consolidated Average Assets under Management by Investment Vehicle(1)

	Three Months Ended
	January 31,		%
(in millions)	2019	2018	Change
Open-end funds(2)	$100,153	$99,412	1%
Closed-end funds	23,602	25,064	-6%
Private funds(3)	38,656	35,762	8%
Institutional separate accounts	153,135	163,392	-6%
Individual separate accounts(4)	121,864	109,864	11%
Total	$437,410	$433,494	1%

(1)	Consolidated Eaton Vance Corp. See table on page 57 for directly managed assets and flows of 49 percent-owned Hexavest, which are not included in the table above.
(2)	Includes assets in NextShares funds.
(3)	Includes privately offered equity, fixed income and floating-rate income funds and CLO entities.
(4)	In the first quarter of fiscal 2019, the Company revised its classification of consolidated assets under management by investment vehicle to combine the formerly separate high-net-worth separate account and retail managed account categories into a single individual separate account category. The above presentation of prior year results has been revised for comparability purposes. The reclassification does not affect total consolidated average assets under management for any period.

Consolidated Net Flows

Consolidated net inflows of $1.5 billion in the first quarter of fiscal 2019, represent annualized internal growth in managed assets (consolidated net inflows divided by beginning of period consolidated assets under management) of 1 percent. For comparison, the Company had consolidated net inflows of $7.1 billion in the first quarter of fiscal 2018, representing annualized internal growth in managed assets of 7 percent. Excluding exposure management mandates, which have lower fees and more variable flows than the rest of our business, the Company’s annualized internal growth rate in managed assets was 2 percent in the first quarter of fiscal 2019 and 7 percent in the first quarter of fiscal 2018. The Company’s annualized internal management fee revenue growth rate (management fees attributable to consolidated inflows less management fees attributable to consolidated outflows, divided by beginning of period consolidated management fee revenue) was -4 percent in the first quarter of fiscal 2019, as the management fee revenue lost from redemptions and other withdrawals exceeded the management fee revenue contribution from new sales and other inflows. The Company’s annualized internal management fee revenue growth rate was 4 percent in the first quarter of fiscal 2018, as the management fee revenue contribution from new sales and other inflows exceeded the management fee revenue lost from redemptions.

The following tables summarize our consolidated assets under management and asset flows by investment mandate and investment vehicle for the three months ended January 31, 2019 and 2018:

Consolidated Assets under Management and Net Flows by Investment Mandate(1)

	Three Months Ended
	January 31,		%
(in millions)	2019	2018	Change
Equity assets - beginning of period(2)	$115,772	$113,472	2%
Sales and other inflows	6,220	5,876	6%
Redemptions/outflows	(5,461)	(5,320)	3%
Net flows	759	556	37%
Exchanges	(108)	3	NM (5)
Market value change	567	8,564	-93%
Equity assets - end of period	$116,990	$122,595	-5%
Fixed income assets - beginning of period(3)	77,844	70,797	10%
Sales and other inflows(4)	9,222	6,327	46%
Redemptions/outflows	(6,053)	(3,937)	54%
Net flows	3,169	2,390	33%
Exchanges	326	18	NM
Market value change	1,186	(542)	NM
Fixed income assets - end of period	$82,525	$72,663	14%
Floating-rate income assets - beginning of period	44,837	38,819	16%
Sales and other inflows	3,566	2,274	57%
Redemptions/outflows	(6,478)	(1,655)	291%
Net flows	(2,912)	619	NM
Exchanges	(266)	(3)	NM
Market value change	(716)	358	NM
Floating-rate income assets - end of period	$40,943	$39,793	3%
Alternative assets - beginning of period	12,139	12,637	-4%
Sales and other inflows	1,044	1,714	-39%
Redemptions/outflows	(3,264)	(1,034)	216%
Net flows	(2,220)	680	NM
Exchanges	(27)	(6)	350%
Market value change	99	(63)	NM
Alternative assets - end of period	$9,991	$13,248	-25%
Portfolio implementation assets - beginning of period	110,840	99,615	11%
Sales and other inflows	7,487	5,108	47%
Redemptions/outflows	(4,113)	(3,755)	10%
Net flows	3,374	1,353	149%
Exchanges	75	(16)	NM
Market value change	1,146	9,490	-88%
Portfolio implementation assets - end of period	$115,435	$110,442	5%
Exposure management assets - beginning of period	77,871	86,976	-10%
Sales and other inflows	17,122	22,652	-24%
Redemptions/outflows	(17,808)	(21,155)	-16%
Net flows	(686)	1,497	NM
Market value change	1,583	2,015	-21%
Exposure management assets - end of period	$78,768	$90,488	-13%
Total assets under management - beginning of period	439,303	422,316	4%
Sales and other inflows(4)	44,661	43,951	2%
Redemptions/outflows	(43,177)	(36,856)	17%
Net flows	1,484	7,095	-79%
Exchanges	-	(4)	-100%
Market value change	3,865	19,822	-81%
Total assets under management - end of period	$444,652	$449,229	-1%

(1)	Consolidated Eaton Vance Corp. See table on page 57 for directly managed assets and flows of 49 percent-owned Hexavest, which are not included in the table above.
(2)	Whenever presented, Equity assets include balanced and other multi-asset mandates.

(3)	Whenever presented, Fixed Income assets include cash management mandates.
(4)	Includes $0.8 billion of managed assets gained in assuming the fixed income business assets of the former Oechsle International Advisors, LLC on January 31, 2018.
(5)	Not meaningful (NM).

Consolidated Assets under Management and Net Flows by Investment Vehicle(1)

	Three Months Ended
	January 31,		%
(in millions)	2019	2018	Change
Fund assets - beginning of period(2)	$164,968	$156,853	5%
Sales and other inflows	13,723	10,516	30%
Redemptions/outflows	(15,425)	(8,814)	75%
Net flows	(1,702)	1,702	NM
Exchanges	(98)	(4)	NM
Market value change	(418)	6,003	NM
Fund assets - end of period	$162,750	$164,554	-1%
Institutional separate accounts - beginning of period	153,996	159,986	-87%
Sales and other inflows(3)	20,829	25,681	NM
Redemptions/outflows	(22,329)	(23,334)	-4%
Net flows	(1,500)	2,347	NM
Exchanges	98	80	23%
Market value change	2,630	6,993	-62%
Institutional separate accounts - end of period	$155,224	$169,406	-8%
Individual separate accounts - beginning of period(4)	120,339	105,477	14%
Sales and other inflows	10,109	7,754	30%
Redemptions/outflows	(5,423)	(4,708)	15%
Net flows	4,686	3,046	54%
Exchanges	-	(80)	-100%
Market value change	1,653	6,826	-76%
Individual separate accounts - end of period	$126,678	$115,269	10%
Total assets under management - beginning of period	439,303	422,316	4%
Sales and other inflows(3)	44,661	43,951	2%
Redemptions/outflows	(43,177)	(36,856)	17%
Net flows	1,484	7,095	-79%
Exchanges	-	(4)	-100%
Market value change	3,865	19,822	-81%
Total assets under management - end of period	$444,652	$449,229	-1%

(1)	Consolidated Eaton Vance Corp. See table on page 57 for directly managed assets and flows of 49 percent-owned Hexavest, which are not included in the table above.
(2)	Whenever presented, Fund assets include assets of cash management funds.
(3)	Includes $0.8 billion of managed assets gained in assuming the fixed income business assets of the former Oechsle International Advisors, LLC on January 31, 2018.
(4)	In the first quarter of fiscal 2019, the Company revised its classification of consolidated assets under management and net flows by investment vehicle to combine the formerly separate high-net-worth separate account and retail managed account categories into a single individual separate account category. The above presentation of prior year results has been revised for comparability purposes. The reclassification does not affect total consolidated assets under management or total consolidated net flows for any period.
56

As of January 31, 2019, the Company’s 49 percent-owned affiliate Hexavest managed $13.2 billion of client assets, down 21 percent from $16.7 billion of managed assets on January 31, 2018. Other than Eaton Vance-sponsored funds for which Hexavest is adviser or sub-adviser, the managed assets and flows of Hexavest are not included in Eaton Vance’s consolidated totals.

The following table summarizes assets under management and net flows of Hexavest for the three months ended January 31, 2019 and 2018:

Hexavest Assets under Management and Net Flows

	Three Months Ended
	January 31,		%
(in millions)	2019	2018	Change
Eaton Vance distributed:
Eaton Vance sponsored funds - beginning of period(1)	$159	$182	-13%
Sales and other inflows	40	5	700%
Redemptions/outflows	(25)	(6)	317%
Net flows	15	(1)	NM
Market value change	3	12	-75%
Eaton Vance sponsored funds - end of period	$177	$193	-8%
Eaton Vance distributed separate accounts - beginning of period(2)	2,169	3,092	-30%
Sales and other inflows	21	78	-73%
Redemptions/outflows	(140)	(115)	22%
Net flows	(119)	(37)	222%
Market value change	15	209	-93%
Eaton Vance distributed separate accounts - end of period	$2,065	$3,264	-37%
Total Eaton Vance distributed - beginning of period	2,328	3,274	-29%
Sales and other inflows	61	83	-27%
Redemptions/outflows	(165)	(121)	36%
Net flows	(104)	(38)	174%
Market value change	18	221	-92%
Total Eaton Vance distributed - end of period	$2,242	$3,457	-35%
Hexavest directly distributed - beginning of period(3)	11,467	12,748	-10%
Sales and other inflows	519	165	215%
Redemptions/outflows	(1,134)	(500)	127%
Net flows	(615)	(335)	84%
Market value change	136	858	-84%
Hexavest directly distributed - end of period	$10,988	$13,271	-17%
Total Hexavest assets - beginning of period	13,795	16,022	-14%
Sales and other inflows	580	248	134%
Redemptions/outflows	(1,299)	(621)	109%
Net flows	(719)	(373)	93%
Market value change	154	1,079	-86%
Total Hexavest assets - end of period	$13,230	$16,728	-21%

(1)	Managed assets and flows of Eaton Vance-sponsored pooled investment vehicles for which Hexavest is adviser or sub-adviser. Eaton Vance receives management fees (and in some cases also distribution fees) on these assets, which are included in Eaton Vance's consolidated assets under management and flows.
(2)	Managed assets and flows of Eaton Vance-distributed separate accounts managed by Hexavest. Eaton Vance receives distribution fees, but not management fees, on these assets, which are not included in Eaton Vance's consolidated assets under management and flows.
(3)	Managed assets and flows of pre-transaction Hexavest clients and post-transaction Hexavest clients in Canada. Eaton Vance receives no management fees or distribution fees on these assets, which are not included in Eaton Vance's consolidated assets under management and flows.
57

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

Management believes that certain non-U.S. GAAP financial measures, specifically, adjusted net income attributable to Eaton Vance Corp. shareholders and adjusted earnings per diluted share, while not a substitute for U.S. GAAP financial measures, may be effective indicators of the Company’s performance over time. Non-U.S. GAAP financial measures should not be construed to be superior to U.S. GAAP measures. In calculating these non-U.S. GAAP financial measures, net income attributable to Eaton Vance Corp. shareholders and earnings per diluted share are adjusted to exclude items management deems non-operating or non-recurring in nature, or otherwise outside the ordinary course of business. These adjustments may include, when applicable, the add back of closed-end fund structuring fees, costs associated with special dividends, debt repayments and tax settlements, the tax impact of stock-based compensation shortfalls or windfalls, and non-recurring charges for the effect of the tax law changes. Management and our Board of Directors, as well as certain of our outside investors, consider these adjusted numbers a measure of the Company’s underlying operating performance. Management believes adjusted net income attributable to Eaton Vance Corp. shareholders and adjusted earnings per diluted share are important indicators of our operations because they exclude items that may not be indicative of, or are unrelated to, our core operating results, and may provide a useful baseline for analyzing trends in our underlying business.

The following table provides a reconciliation of net income attributable to Eaton Vance Corp. shareholders and earnings per diluted share to adjusted net income attributable to Eaton Vance Corp. shareholders and adjusted earnings per diluted share, respectively, for the three months ended January 31, 2019 and 2018:

	Three Months Ended
	January 31,		%
(in thousands, except per share figures)	2019	2018	Change
Net income attributable to Eaton Vance Corp. shareholders	$86,801	$78,056	11%
Net excess tax benefit from stock-based compensation plans(1)	(2,949)	(11,862)	-75%
Revaluation of deferred tax amounts(2)	-	21,653	-100%
Repatriation of undistributed earnings of foreign subsidiaries(3)	-	3,014	-100%
Loss on write-off of Hexavest option, net of tax(4)	-	5,660	-100%
Adjusted net income attributable to Eaton Vance Corp. shareholders	$83,852	$96,521	-13%

Earnings per diluted share	$0.75	$0.63	19%
Net excess tax benefit from stock-based compensation plans	(0.02)	(0.09)	-78%
Revaluation of deferred tax amounts	-	0.17	-100%
Repatriation of undistributed earnings of foreign subsidiaries	-	0.02	-100%
Loss on write-off of Hexavest option, net of tax	-	0.05	-100%
Adjusted earnings per diluted share	$0.73	$0.78	-6%

(1)	Reflects the impact of Accounting Standard Update (ASU) 2016-09, Improvements to Employee Share-Based Payment Accounting, which was adopted in the first quarter of fiscal 2018.
(2)	Reflects the revaluation of deferred tax assets and deferred tax liabilities resulting from the enactment of the Tax Cuts and Jobs Act (the 2017 Tax Act) on December 22, 2017.
(3)	Reflects the recognition of incremental tax expense related to the deemed repatriation of foreign earnings considered to be indefinitely reinvested abroad and not previously subject to U.S. taxation.
(4)	Reflects the $6.5 million loss recognized upon expiration of the Company's option to acquire an additional 26 percent ownership interest in Hexavest, net of the associated impact to taxes of $0.8 million.

The 11 percent increase in net income attributable to Eaton Vance Corp. shareholders in the first quarter of fiscal 2019 compared to the first quarter of fiscal 2018 is attributable primarily to the following:

•	A decrease in revenue of $13.8 million, primarily reflecting a decrease in management fees.
•	An increase in expenses of $0.9 million, reflecting higher amortization of deferred sales commissions, fund-related expenses and other operating expenses, partially offset by a decrease in compensation, distribution and service fee expenses.
•	An increase in non-operating expense of $1.5 million, primarily reflecting a decrease in income allocation from our consolidated CLO entities, partially offset by an increase in net gains and other investment income.
•	A decrease in income taxes of $21.0 million.
•	A decrease in equity in net income of affiliates, net of tax, of $1.1 million.
•	A decrease in net income attributable to non-controlling and other beneficial interests of $5.0 million.

Weighted average diluted shares outstanding decreased by 8.4 million shares, or 7 percent, in the first quarter of fiscal 2019 compared to the first quarter of fiscal 2018, primarily reflecting an increase in share repurchases in excess of new shares issued upon the vesting of restricted stock awards and the exercise of employee stock options and a decrease in the dilutive effect of in-the-money options and unvested restricted stock awards due to lower market prices of the Company’s shares.

Revenue

The following table shows the components of our revenue for the three months ended January 31, 2019 and 2018:

	Three Months Ended
	January 31,		%
(in thousands)	2019	2018	Change
Management fees(1)	$350,750	$361,857	-3%
Distribution and underwriter fees(1)	23,090	24,947	-7%
Service fees(1)	29,360	30,361	-3%
Other revenue(1)	3,216	3,071	5%
Total revenue	$406,416	$420,236	-3%

(1)	Prior period amounts have been restated to reflect the Company’s retrospective adoption of ASU 2014-09, Revenue from Contracts with Customers, on November 1, 2018. Fund subsidies previously included as a component of fund-related expenses are now presented as a contra-revenue component of management fees. In addition, certain front-end load sales commissions that were previously reported on a net basis as a component of distribution expense are now reported on a gross basis in distribution and underwriter fee revenue and distribution expense.

Management fees

The decrease in management fees in the first quarter of fiscal 2019 from the same period a year earlier is primarily attributable to a decrease in our consolidated average annualized management fee rates, partially offset by an increase in consolidated average assets under management. Consolidated average assets under management increased by 1 percent in the first quarter of fiscal 2019 from the same period a year earlier. Excluding performance-based fees, consolidated average annualized management fee rates decreased to 32.0 basis points in the first quarter of fiscal 2019 from 33.3 basis points in the first quarter of fiscal 2018. Performance-based fees, all associated with one fund, were $(0.3) million in the first quarter of fiscal 2019 and $(0.5) million in the first quarter of fiscal 2018. Changes in consolidated average annualized management fee rates for the compared period primarily reflect a shift in the Company’s mix of business towards lower-fee mandates.

Consolidated average annualized management fee rates, excluding performance-based fees, for the three months ended January 31, 2019 and 2018 were as follows:

	Three Months Ended
	January 31,		%
(in basis points on average managed assets)	2019	2018	Change
Equity(1)	56.9	59.4	-4%
Fixed income(1)	33.4	36.0	-7%
Floating-rate income	50.0	51.4	-3%
Alternative(1)	58.3	66.8	-13%
Portfolio implementation	14.3	15.0	-5%
Exposure management	5.2	5.0	4%
Consolidated average annualized management fee rates	32.0	33.3	-4%

(1)	Prior period management fee rates have been restated to reflect the Company's retrospective adoption of ASU 2014-09 on November 1, 2018. Fund subsidies previously included as a component of fund-related expenses are now presented as a contra-revenue component of management fees.

Consolidated average assets under management by investment mandate to which these fee rates apply can be found in the table, “Consolidated Average Assets under Management by Investment Mandate,” on page 52.

Distribution and underwriter fees

Fund distribution and underwriter fee revenue and other fund-related distribution income for the three months ended January 31, 2019 and 2018 were as follows:

	Three Months Ended
	January 31,		%
(in thousands)	2019	2018	Change
Distribution fees:
Class A	$866	$871	-1%
Class B	44	124	-65%
Class C	12,534	14,792	-15%
Class F	373	404	-8%
Class N	22	32	-31%
Class R	447	467	-4%
Private funds	2,498	2,007	24%
Total distribution fees	16,784	18,697	-10%
Underwriter commissions	4,045	5,184	-22%
Contingent deferred sales charges and other redemption fees	1,174	34	NM
Other distribution income	1,087	1,032	5%
Total distribution and underwriter fees	$23,090	$24,947	-7%

(1)	Prior period amounts have been restated to reflect the Company’s retrospective adoption of ASU 2014-09 on November 1, 2018. Certain front-end load sales commissions that were previously reported on a net basis as a component of distribution expense are now reported on a gross basis in distribution and underwriter fee revenue and distribution expense. In addition, contingent deferred sales commissions and other redemption fees that were previously recorded as a contra-asset component of deferred sales commissions are now recorded as a component of total distribution and underwriter fees.

Service fees

Fund service fee revenue decreased 3 percent in the first quarter of fiscal 2019 from the same period a year earlier, primarily reflecting a decrease in average assets in funds and fund share classes subject to service fees.

Other revenue

Other revenue, which consists primarily of fund shareholder servicing fees, miscellaneous dealer income, referral fees and consultancy fees, increased 5 percent in the first quarter of fiscal 2019 from the same period a year earlier, primarily reflecting an increase in shareholder servicing fees and miscellaneous dealer income.

Expenses

The following table shows our operating expenses for the three months ended January 31, 2019 and 2018:

	Three Months Ended
	January 31,		%
(in thousands)	2019	2018	Change
Compensation and related costs	$153,888	$155,048	-1%
Distribution expense(1)	37,508	41,869	-10%
Service fee expense(1)	25,517	26,841	-5%
Amortization of deferred sales commissions	5,547	4,277	30%
Fund-related expenses(1)	9,645	9,162	5%
Other expenses	53,181	47,239	13%
Total expenses	$285,286	$284,436	0%

(1)	Prior period amounts have been restated to reflect the Company’s retrospective adoption of ASU 2014-09, on November 1, 2018. Fund subsidies previously included as a component of fund-related expenses are now presented as a contra-revenue component of management fees. In addition, certain front-end load sales commissions that were previously reported on a net basis as a component of distribution expense are now reported on a gross basis in distribution and underwriter fee revenue and distribution expense.

Compensation and related costs

The following table shows our compensation and related costs for the three months ended January 31, 2019 and 2018:

	Three Months Ended
	January 31,		%
(in thousands)	2019	2018	Change
Base salaries and employee benefits	$74,591	$68,292	9%
Stock-based compensation	23,274	24,651	-6%
Operating income-based incentives	38,890	43,587	-11%
Sales-based incentives	17,034	17,876	-5%
Other compensation expense	99	642	-85%
Total	$153,888	$155,048	-1%

Compensation expense decreased by $1.2 million, or 1 percent, in the first quarter of fiscal 2019 from the same period a year earlier. The decrease was driven primarily by (i) a $1.4 million decrease in stock-based compensation expense; (ii) a $4.7 million decrease in operating income-based bonus accruals due to lower pre-bonus adjusted operating income and a modest decrease in bonus accrual rates; (iii) a $0.8 million decrease in sales-based incentive compensation resulting from a decrease in incentive rates; (iv) and a $0.6 million decrease in other compensation expense related to lower employee recruiting and termination costs. These decreases were partially offset by a $6.3 million increase in base salaries and employee benefits, reflecting higher headcount, fiscal year-end compensation increases and an increase in our corporate 401(k) match and profit contribution.

Distribution expense

The following table shows our distribution expense for the three months ended January 31, 2019 and 2018:

	Three Months Ended
	January 31,		%
(in thousands)	2019	2018	Change
Up-front sales commission expense(1)	$3,841	$4,935	-22%
Distribution fees(1)	13,939	16,320	-15%
Closed-end fund dealer compensation payments	910	982	-7%
Intermediary marketing support payments	11,954	12,534	-5%
Discretionary marketing expenses	4,846	4,977	-3%
Finder's fees	2,018	2,121	-5%
Total	$37,508	$41,869	-10%

(1)	Prior period amounts have been restated to reflect the Company’s retrospective adoption of the ASU 2014-09 on November 1, 2018. Certain front-end load sales commissions that were previously reported on a net basis as a component of distribution expense are now reported on a gross basis in distribution and underwriter fee revenue and distribution expense. In addition, certain fees were reclassified from service fee expense to distribution expense due to the nature of the fees.

Distribution expense decreased $4.4 million, or 10 percent, in the first quarter of fiscal 2019, primarily reflecting lower distribution fee payments, a decrease in up-front sales commission expense, lower intermediary marketing support payments and discretionary marketing expenses.

Service fee expense

Service fee expense decreased $1.3 million, or 5 percent, in the first quarter of fiscal 2019 from the same period a year earlier, reflecting lower Class A and Class C service fee payments.

Amortization of deferred sales commissions

Amortization expense increased $1.3 million, or 30 percent, in the first quarter of fiscal 2019 from the same period a year earlier, reflecting higher Class C share and private fund commission amortization.

Fund-related expenses

Fund-related expenses increased $0.5 million, or 5 percent, in the first quarter of fiscal 2019 over the same period a year earlier, primarily reflecting an increase in sub-advisory fees paid.

Other expenses

The following table shows our other expenses for the three months ended January 31, 2019 and 2018:

	Three Months Ended
	January 31,		%
(in thousands)	2019	2018	Change
Information technology	$23,409	$21,347	10%
Facilities-related	13,306	10,691	24%
Travel	4,474	3,939	14%
Professional services	3,657	3,217	14%
Communications	1,522	1,412	8%
Amortization of intangible assets	1,828	2,239	-18%
Other corporate expense	4,985	4,394	13%
Total	$53,181	$47,239	13%

Other expenses increased 13 percent in the first quarter of fiscal 2019 from the same period a year earlier, primarily attributable to increases in information technology, facilities-related expenses, travel, professional services and other corporate expenses, partially offset by a decrease in amortization of intangible assets. The increase in information technology expense primarily reflects increases in costs associated with the consolidation of our trading platforms, enhancements to Calvert’s research system, ongoing system maintenance costs and software consulting services. The increase in facilities-related expenses can be primarily attributed to an increase in rent and the accelerated depreciation of leasehold improvements associated with new office space leased in Seattle.

Non-operating Income (Expense)

The main categories of non-operating income (expense) for the three months ended January 31, 2019 and 2018 are as follows:

	Three Months Ended
	January 31,		%
(in thousands)	2019	2018	Change
Gains and other investment income, net	$5,833	$2,598	125%
Interest expense	(6,131)	(5,907)	4%
Other income (expense) of consolidated CLO entities:
Gains and other investment income, net	5,441	1,717	217%
Interest and other expense	(8,336)	(94)	NM
Total non-operating expense	$(3,193)	$(1,686)	89%

Gains and other investment income, net, increased by $3.2 million in the first quarter of fiscal 2019 compared to the same period a year ago, primarily reflecting a $0.7 million increase in interest and other income, a $1.9 million decrease in net investment losses primarily attributable to investments in sponsored strategies and associated hedges and a decrease in foreign currency losses of $0.6 million. Gains and other investment income in the first quarter of fiscal 2018 included a $6.5 million loss to reflect the expiration of the Company’s option to acquire an additional 26 percent ownership interest in Hexavest under the terms of the option agreement entered into when we acquired our Hexavest position in 2012.

Interest expense increased by $0.2 million in the first quarter of fiscal 2019 compared to the same period a year earlier. The increase is attributable to the write-off of deferred financing costs associated with replacing the Company’s previous revolving credit facility with a new $300 million senior unsecured revolving credit facility on December 11, 2018. The new credit facility expires on December 11, 2023.

The change in other income (expense) of consolidated CLO entities in the first quarter of 2019 compared to the same period a year earlier reflects net expense from consolidated CLO entities of $2.9 million in the first quarter of fiscal 2019 and net contribution from a consolidated CLO entity of $1.6 million in the first quarter of fiscal 2018. The change is attributable to a decline in the fair value of our beneficial interest in the consolidated CLO entities.

Income Taxes

Our effective tax rate, calculated as a percentage of income before income taxes and equity in net income of affiliates, was 23.4 percent in the first quarter of fiscal 2019 and 36.3 percent in the first quarter of fiscal 2018.

Our income tax provision for the three months ended January 31, 2019 includes $0.6 million of charges associated with certain provisions of the 2017 Tax Act taking effect in fiscal 2019, relating principally to limitations on the deductibility of executive compensation.

Our income tax provision was reduced by net excess tax benefits related to the exercise of employee stock options and vesting of restricted stock awards during the period totaling $2.9 million and $11.9 million for the three months ended January 31, 2019 and 2018, respectively. Our income tax provision for the three months ended January 31, 2018 also included a non-recurring charge of $24.7 million to reflect the estimated effect of enactment of the 2017 Tax Act.

Our calculations of adjusted net income and adjusted earnings per diluted share remove the effect of the net excess tax benefits recognized in connection with ASU 2016-09 and the non-recurring impact of the tax reform recognized during the first quarter of fiscal 2018. On this basis, our adjusted effective tax rate was 25.9 percent and 26.7 percent for the three months ended January 31, 2019 and 2018, respectively.

Equity in Net Income of Affiliates, Net of Tax

Equity in net income of affiliates, net of tax, primarily reflects our 49 percent equity interest in Hexavest and our seven percent minority equity interest in a private equity partnership managed by a third party.

The following table summarizes the components of equity in net income of affiliates, net of tax, for the three months ended January 31, 2019 and 2018:

	Three Months Ended
	January 31,		%
(in thousands)	2019	2018	Change
Investment in Hexavest, net of tax and amortization	$1,949	$2,804	-30%
Investment in private equity partnership, net of tax	(1)	210	NM
Total	$1,948	$3,014	-35%

Net Income Attributable to Non-controlling and Other Beneficial Interests

The following table summarizes the components of net income attributable to non-controlling and other beneficial interests for the three months ended January 31, 2019 and 2018:

	Three Months Ended
	January 31,		%
(in thousands)	2019	2018	Change
Consolidated sponsored funds	$(2,422)	$(6,300)	-62%
Majority-owned subsidiaries	(3,037)	(4,155)	-27%
Net income attributable to non-controlling and other beneficial interests	$(5,459)	$(10,455)	-48%

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

The following table summarizes certain key financial data relating to our liquidity and capital resources on January 31, 2019 and October 31, 2018 and the uses of cash for the three months ended January 31, 2019 and 2018:

Balance Sheet and Cash Flow Data
	January 31,	October 31,
(in thousands)	2019	2018

Balance sheet data:
Assets:
Cash and cash equivalents	$449,157	$600,696
Management fees and other receivables	223,898	236,736
Total liquid assets	$673,055	$837,432

Investments	$1,010,558	$1,078,627

Liabilities:
Debt(1)	$625,000	$625,000

(1)	Represents the principal amount of debt outstanding. The carrying value of the debt, including debt issuance costs, was $619.9 million and $619.7 million as of January 31, 2019 and October 31, 2018, respectively.

	Three Months Ended
	January 31,
(in thousands)	2019	2018

Cash flow data:
Operating cash flows(1)	$34,332	$(59,217)
Investing cash flows	(283,089)	(46,972)
Financing cash flows	(74,963)	26,008

(1)	Prior period operating cash flows have been restated to reflect the Company's retrospective adoption of ASU 2016-18, Restricted Cash, on November 1, 2018. Please see Note 1, "Summary of Significant Accounting Policies" in Item 1, "Consolidated Financial Statements (unaudited)," for further detail.

Liquidity and Capital Resources

Liquid assets consist of cash and cash equivalents and management fees and other receivables. Cash and cash equivalents consist of cash and short-term, highly liquid investments that are readily convertible to cash. Management fees and other receivables primarily represent receivables due from sponsored funds and separately managed accounts for investment advisory and distribution services provided. Excluding those assets identified as assets of consolidated CLO entities, liquid assets represented 30 percent and 33 percent of total assets on January 31, 2019 and October 31, 2018, respectively. Not included in the liquid asset amounts are $241.4 million and $273.3 million of highly liquid short-term debt securities with remaining maturities between three and 12 months at January 31, 2019 and October 31, 2018, respectively, which are included within investments on our Consolidated Balance Sheets. Our seed investments in consolidated funds and separate accounts are not treated as liquid assets because they may be longer term in nature.

On January 31, 2019, our debt consisted of $325 million in aggregate principal amount of 3.625 percent Senior Notes due in June 2023 and $300 million in aggregate principal amount of 3.5 percent Senior Notes due in April 2027.

We maintain a $300 million unsecured revolving credit facility with several banks that expires on December 11, 2023. The facility, which we entered into on December 11, 2018, provides that we may borrow at LIBOR-based rates of interest that vary depending on the level of usage of the facility and our credit ratings. The agreement contains financial covenants with respect to leverage and interest coverage and requires us to pay an annual commitment fee on any unused portion. We had no borrowings under our revolving credit facility at January 31, 2019 or at any point during the first three months of fiscal 2019. We were in compliance with all debt covenants as of January 31, 2019.

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

Recoverability of our Investments

Our $1.0 billion of investments as of January 31, 2019 consisted of our 49 percent equity interest in Hexavest, positions in Company-sponsored funds and separate accounts entered into for investment and business development purposes, and certain other investments held directly by the Company. Investments in Company-sponsored funds and separate accounts and investments held directly by the Company are generally in liquid debt or equity securities and are carried at fair market value. We test our investments held at cost for impairment on a quarterly basis using qualitative factors. As of January 31, 2019 there were no indicators of impairment on our investments held at cost.

We test our investments in equity method investees, goodwill and indefinite-lived intangible assets for impairment in the fourth quarter of each fiscal year, or as facts and circumstances indicate that additional analysis is warranted. There have been no significant changes in financial condition in the first three months of fiscal 2019 that would indicate that an impairment loss exists at January 31, 2019.

We periodically review our deferred sales commissions and amortizing identifiable intangible assets for impairment as events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. There have been no significant changes in financial condition in the first three months of fiscal 2019 that would indicate that an impairment loss exists at January 31, 2019.

Operating Cash Flows

Cash provided by operating activities totaled $34.3 million in the first three months of fiscal 2019, compared to cash used for operating activities of $59.2 million in the first three months of fiscal 2018. The year-over-year change primarily reflects a decrease in net cash used for the purchase of short-term debt securities and investments held by consolidated sponsored funds and separately managed accounts, an increase in net cash provided by the operating activities of consolidated CLO entities and a net increase as a result of the timing differences in the cash settlements of our other assets and liabilities.

Investing Cash Flows

Cash used for investing activities totaled $283.1 million in the first three months of fiscal 2019 and $47.0 million in the first three months of fiscal 2018. The year-over-year change primarily reflects a $253.7 million increase in net purchases of bank loans and other investments by our consolidated CLO entities and a $5.7 million increase in additions to equipment and leasehold improvements, partially offset by a $20.3 million decrease in net purchases of investments made by the Company in CLO entity note obligations and a $3.0 million increase in net proceeds from sale of investments.

Financing Cash Flows

Cash used for financing activities totaled $75.0 million in the three months ended January 31, 2019. The Company used $128.2 million to repurchase and retire shares of our Non-Voting Common Stock under our current repurchase authorization, paid $18.1 million to acquire additional interests in Atlanta Capital and Parametric and received proceeds of $4.9 million related to the issuance of shares of our Non-Voting Common Stock in connection with the grant of restricted share awards, the exercise of stock options and other employee stock purchases. As of January 31, 2019, we had authorization to purchase an additional 4.3 million shares of our Non-Voting Common Stock under our current share repurchase authorization. We anticipate that repurchases of our Non-Voting Common Stock will continue to be an ongoing use of cash.

Our dividends declared per share were $0.35 in the first three months of fiscal 2019 and we paid an additional $5.7 million of dividends in the first quarter of fiscal 2019 versus the first quarter of fiscal 2018. We currently expect to declare and pay quarterly dividends on our Voting and Non-Voting Common Stock comparable to the dividend declared in the first quarter of fiscal 2019. Cash provided by financing activities of consolidated CLO entities totaled $68.5 million in the first quarter of fiscal 2019.

Contractual Obligations

We have future obligations under various contracts relating to debt, interest payments and operating leases. During the three months ended January 31, 2019, there were no material changes to our contractual obligations as previously reported in our Annual Report on Form 10-K for the year ended October 31, 2018, except as discussed below.

We began consolidating a new CLO entity, CLO 2019-1, in the first quarter of fiscal 2019 that had borrowings under a non-recourse revolving line of credit as of January 31, 2019 of $68.5 million. For additional information, please see Notes 4 and 6 of our Notes to Consolidated Financial Statements contained in Part I, Item 1 of this Form 10-Q.

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

We have presented all redeemable non-controlling interests at redemption value on our Consolidated Balance Sheet as of January 31, 2019. We have recorded the current quarter change in the estimated redemption value of non-controlling interests redeemable at fair value as a component of additional paid-in capital. The estimated redemption value of our non-controlling interests totaled $326.6 million on January 31, 2019 compared to $335.1 million on October 31, 2018. These interests are all redeemable at fair value. Redeemable non-controlling interests as of January 31, 2019 consisted of profit interests granted under the long-term incentive plans of Parametric and Atlanta Capital of $48.2 million and $26.7 million, respectively, and non-controlling interests in Parametric issued in conjunction with the Parametric Risk Advisors LLC (Parametric Risk Advisors) final put option of $11.9 million. Additionally, redeemable non-controlling interests as of January 31, 2019 also included third-party investors’ ownership in consolidated sponsored funds of $239.8 million.

Foreign Subsidiaries

As of January 31, 2019, we consider the undistributed earnings of certain foreign subsidiaries to be indefinitely reinvested in foreign operations. As of January 31, 2019, we had approximately $75.7 million of undistributed earnings primarily from Canadian and United Kingdom foreign corporations that are not available to fund domestic operations or to distribute to shareholders unless repatriated. As a result of the 2017 Tax Act and foreign exchange rates as of January 31, 2019, there is no future tax liability with respect to undistributed earnings.

Off-Balance Sheet Arrangements

We do not invest in any off-balance sheet vehicles that provide financing, liquidity, market or credit risk support or engage in any leasing activities that expose us to any liability that is not reflected in our Consolidated Financial Statements.

Critical Accounting Policies

There have been no updates to our critical accounting policies from those disclosed in Management’s Discussion and Analysis of Financial Condition in our Form 10-K for the fiscal year ended October 31, 2018.

Accounting Developments

On November 1, 2018, the Company fully adopted four new accounting standards. Please refer to Note 1, “Summary of Significant Accounting Policies,” in Item 1, “Consolidated Financial Statements (unaudited).”

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our Quantitative and Qualitative Disclosures About Market Risk from those previously reported in our Annual Report on Form 10-K for the year ended October 31, 2018.

Item 4. Controls and Procedures

We evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2019. Disclosure controls and procedures are designed to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rule and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), to allow timely decisions regarding required disclosure. Our CEO and CFO participated in this evaluation and concluded that, as of January 31, 2019, our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting that occurred during the first quarter of our fiscal year ended October 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

There have been no material developments in litigation previously reported in our SEC filings.

Item 1A. Risk Factors

There have been no material changes to our Risk Factors from those previously reported in our Annual Report on Form 10-K for the year ended October 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding purchases by the Company of our Non-Voting Common Stock on a monthly basis during the first quarter of fiscal 2019:

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
November 1, 2018 through November 30, 2018	365,361	$45.47	365,361	6,982,414
December 1, 2018 through December 31, 2018	1,475,120	$35.31	1,475,120	5,507,294
January 1, 2019 through January 31, 2019	1,240,456	$37.36	1,240,456	4,266,838
Total	3,080,937	$37.34	3,080,937	4,266,838

(1)	We announced a share repurchase program on October 24, 2018, which authorized the repurchase of up to 8,000,000 shares of our Non-Voting Common Stock in the open market and in private transactions in accordance with applicable securities laws. This repurchase plan is not subject to an expiration date.
73

Item 6. Exhibits

(a)	Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Materials from the Eaton Vance Corp. Quarterly Report on Form 10-Q for the quarter ended January 31, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) related Notes to the Consolidated Financial Statements, tagged in detail.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EATON VANCE CORP.
(Registrant)

DATE: March 8, 2019	/s/Laurie G. Hylton
(Signature)
Laurie G. Hylton
Chief Financial Officer

DATE: March 8, 2019	/s/Julie E. Rozen
(Signature)
Julie E. Rozen
Chief Accounting Officer

75