Form 10-Q
period 2019-04-30
EATON VANCE CORP
filed 2019-06-05
CIK 350797

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended April 30, 2019

or

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

(617) 482-8260
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Non-Voting Common Stock, $0.00390625 par value	EV	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Outstanding as of April 30, 2019
Non-Voting Common Stock, $0.00390625 par value	114,068,374 shares
Voting Common Stock, $0.00390625 par value	422,935 shares

Eaton Vance Corp.

Form 10-Q

As of April 30, 2019 and for the

Three and Six Month Periods Ended April 30, 2019

Part I - Financial Information

Item 1. Consolidated Financial Statements (unaudited)

Eaton Vance Corp.

Consolidated Balance Sheets (unaudited)

	April 30,	October 31,
(in thousands)	2019	2018

Assets

Cash and cash equivalents	$525,040	$600,696
Management fees and other receivables	235,545	236,736
Investments	975,177	1,078,627
Assets of consolidated collateralized loan obligation (CLO) entities:
Cash	61,694	216,598
Bank loans and other investments	1,237,129	874,304
Other assets	26,277	4,464
Deferred sales commissions	49,492	48,629
Deferred income taxes	40,017	45,826
Equipment and leasehold improvements, net	70,153	52,428
Intangible assets, net	78,007	80,885
Goodwill	259,681	259,681
Loan to affiliate	5,000	5,000
Other assets	69,966	95,454
Total assets	$3,633,178	$3,599,328

See notes to Consolidated Financial Statements.

Eaton Vance Corp.

Consolidated Balance Sheets (unaudited) (continued)

	April 30,	October 31,
(in thousands, except share data)	2019	2018

Liabilities, Temporary Equity and Permanent Equity

Liabilities:

Accrued compensation	$121,571	$233,836
Accounts payable and accrued expenses	87,844	91,410
Dividend payable	49,612	51,731
Debt	620,095	619,678
Liabilities of consolidated CLO entities:
Senior and subordinated note obligations	856,972	873,008
Line of credit	151,838	-
Other liabilities	207,228	154,185
Other liabilities	107,810	131,952
Total liabilities	2,202,970	2,155,800

Commitments and contingencies (Note 17)

Temporary Equity:

Redeemable non-controlling interests	340,176	335,097
Total temporary equity	340,176	335,097

Permanent Equity:

Voting Common Stock, par value $0.00390625 per share:
Authorized, 1,280,000 shares
Issued and outstanding, 422,935 and 422,935 shares, respectively	2	2
Non-Voting Common Stock, par value $0.00390625 per share:
Authorized, 190,720,000 shares
Issued and outstanding, 114,068,374 and 116,527,845 shares, respectively	446	455
Additional paid-in capital	-	17,514
Notes receivable from stock option exercises	(7,820)	(8,057)
Accumulated other comprehensive loss	(61,615)	(53,181)
Retained earnings	1,157,970	1,150,698
Total Eaton Vance Corp. shareholders' equity	1,088,983	1,107,431
Non-redeemable non-controlling interests	1,049	1,000
Total permanent equity	1,090,032	1,108,431
Total liabilities, temporary equity and permanent equity	$3,633,178	$3,599,328

See notes to Consolidated Financial Statements.

Eaton Vance Corp.

Consolidated Statements of Income (unaudited)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(in thousands, except per share data)	2019	2018	2019	2018

Revenue:
Management fees	$359,384	$356,076	$710,134	$717,933
Distribution and underwriter fees	20,054	24,157	43,144	49,104
Service fees	29,586	29,453	58,946	59,814
Other revenue	2,837	3,014	6,053	6,085
Total revenue	411,861	412,700	818,277	832,936
Expenses:
Compensation and related costs	153,542	147,989	307,430	303,037
Distribution expense	35,930	40,598	73,438	82,467
Service fee expense	25,921	25,679	51,438	52,520
Amortization of deferred sales commissions	5,571	4,428	11,118	8,705
Fund-related expenses	9,960	9,358	19,605	18,520
Other expenses	53,764	51,962	106,945	99,201
Total expenses	284,688	280,014	569,974	564,450
Operating income	127,173	132,686	248,303	268,486
Non-operating income (expense):
Gains (losses) and other investment income, net	15,206	(261)	21,039	2,337
Interest expense	(5,888)	(5,903)	(12,019)	(11,810)
Other income (expense) of consolidated CLO entities:
Gains and other investment income, net	21,794	1,259	27,235	2,976
Interest and other expense	(10,821)	(444)	(19,157)	(538)
Total non-operating income (expense)	20,291	(5,349)	17,098	(7,035)
Income before income taxes and equity in net income of affiliates	147,464	127,337	265,401	261,451
Income taxes	(37,069)	(34,044)	(64,694)	(82,661)
Equity in net income of affiliates, net of tax	2,735	3,113	4,683	6,127
Net income	113,130	96,406	205,390	184,917
Net (income) loss attributable to non-controlling and other beneficial interests	(11,323)	195	(16,782)	(10,260)
Net income attributable to Eaton Vance Corp. shareholders	$101,807	$96,601	$188,608	$174,657
Earnings per share:
Basic	$0.92	$0.84	$1.69	$1.51
Diluted	$0.89	$0.78	$1.64	$1.41
Weighted average shares outstanding:
Basic	110,379	115,625	111,315	115,448
Diluted	114,249	123,779	114,795	123,912

See notes to Consolidated Financial Statements.

Eaton Vance Corp.

Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(in thousands)	2019	2018	2019	2018

Net income	$113,130	$96,406	$205,390	$184,917
Other comprehensive income (loss):
Amortization of net losses on cash flow hedges, net of tax	(26)	(25)	(50)	(50)
Unrealized gains on available-for-sale investments, net of tax	-	312	-	1,032
Foreign currency translation adjustments	(5,656)	(10,066)	(4,670)	2,019
Other comprehensive income (loss), net of tax	(5,682)	(9,779)	(4,720)	3,001

Total comprehensive income	107,448	86,627	200,670	187,918
Comprehensive (income) loss attributable to non-controlling and other beneficial interests	(11,323)	195	(16,782)	(10,260)
Total comprehensive income attributable to Eaton Vance Corp. shareholders	$96,125	$86,822	$183,888	$177,658

See notes to Consolidated Financial Statements.

Eaton Vance Corp.

Consolidated Statements of Shareholders' Equity (unaudited)

	Three Months Ended April 30, 2019
	Permanent Equity								Temporary Equity
(in thousands)	Voting Common Stock	Non-Voting Common Stock	Additional Paid-In Capital	Notes Receivable from Stock Option Exercises	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non- Redeemable Non- Controlling Interests	Total Permanent Equity	Redeemable Non- Controlling Interests
Balance, January 31, 2019	$2	$450	$-	$(7,875)	$(55,933)	$1,131,094	$1,006	$1,068,744	$326,589
Net income	-	-	-	-	-	101,807	445	102,252	10,878
Other comprehensive income (loss), net of tax	-	-	-	-	(5,682)	-	-	(5,682)	-
Dividends declared ($0.35 per share)	-	-	-	-	-	(40,039)	-	(40,039)	-
Issuance of Non-Voting Common Stock:
On exercise of stock options	-	1	9,049	(49)	-	-	-	9,001	-
Under employee stock purchase incentive plan	-	-	2,917	-	-	-	-	2,917	-
Under restricted stock plan, net of forfeitures	-	1	-	-	-	-	-	1	-
Stock-based compensation	-	-	21,888	-	-	-	-	21,888	-
Tax benefit (expense) associated with non-controlling interests	-	-	(33)	-	-	-	-	(33)	-
Repurchase of Non-Voting Common Stock	-	(6)	(33,599)	-	-	(34,892)	-	(68,497)	-
Principal repayments on notes receivable from stock option exercises	-	-	-	104	-	-	-	104	-
Net subscriptions (redemptions/distributions) of non-controlling interest holders	-	-	-	-	-	-	(402)	(402)	2,698
Net consolidations (deconsolidations) of sponsored investment funds	-	-	-	-	-	-	-	-	(211)
Changes in redemption value of non-controlling interests redeemable at fair value	-	-	(222)	-	-	-	-	(222)	222
Balance, April 30, 2019	$2	$446	$-	$(7,820)	$(61,615)	$1,157,970	$1,049	$1,090,032	$340,176

See notes to Consolidated Financial Statements.

Eaton Vance Corp.

Consolidated Statements of Shareholders' Equity (unaudited) (continued)

	Three Months Ended April 30, 2018
	Permanent Equity								Temporary Equity
(in thousands)	Voting Common Stock	Non-Voting Common Stock	Additional Paid-In Capital	Notes Receivable from Stock Option Exercises	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non- Redeemable Non- Controlling Interests	Total Permanent Equity	Redeemable Non- Controlling Interests
Balance, January 31, 2018	$2	$469	$182,502	$(10,518)	$(34,694)	$961,492	$901	$1,100,154	$304,449
Net income	-	-	-	-	-	96,601	714	97,315	(909)
Other comprehensive income (loss), net of tax	-	-	-	-	(9,779)	-	-	(9,779)	-
Dividends declared ($0.31 per share)	-	-	-	-	-	(37,052)	-	(37,052)	-
Issuance of Non-Voting Common Stock:
On exercise of stock options	-	1	6,889	(382)	-	-	-	6,508	-
Under employee stock purchase incentive plan	-	-	2,922	-	-	-	-	2,922	-
Under restricted stock plan, net of forfeitures	-	1	-	-	-	-	-	1	-
Stock-based compensation	-	-	20,779	-	-	-	-	20,779	-
Tax benefit (expense) associated with non-controlling interests	-	-	(88)	-	-	-	-	(88)	-
Repurchase of Non-Voting Common Stock	-	(5)	(73,119)	-	-	-	-	(73,124)	-
Principal repayments on notes receivable from stock option exercises	-	-	-	1,524	-	-	-	1,524	-
Net subscriptions (redemptions/distributions) of non-controlling interest holders	-	-	-	-	-	-	(762)	(762)	16,690
Changes in redemption value of non-controlling interests redeemable at fair value	-	-	(15,071)	-	-	-	-	(15,071)	15,071
Balance, April 30, 2018	$2	$466	$124,814	$(9,376)	$(44,473)	$1,021,041	$853	$1,093,327	$335,301

See notes to Consolidated Financial Statements.

Eaton Vance Corp.

Consolidated Statements of Shareholders' Equity (unaudited) (continued)

	Six Months Ended April 30, 2019
	Permanent Equity								Temporary Equity
(in thousands)	Voting Common Stock	Non-Voting Common Stock	Additional Paid-In Capital	Notes Receivable from Stock Option Exercises	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non- Redeemable Non- Controlling Interests	Total Permanent Equity	Redeemable Non- Controlling Interests
Balance, November 1, 2018	$2	$455	$17,514	$(8,057)	$(53,181)	$1,150,698	$1,000	$1,108,431	$335,097
Cumulative effect adjustment upon adoption of new accounting standard (ASU 2016-01)	-	-	-	-	(3,714)	3,714	-	-	-
Net income	-	-	-	-	-	188,608	862	189,470	15,920
Other comprehensive income (loss), net of tax	-	-	-	-	(4,720)	-	-	(4,720)	-
Dividends declared ($0.70 per share)	-	-	-	-	-	(80,425)	-	(80,425)	-
Issuance of Non-Voting Common Stock:
On exercise of stock options	-	2	12,029	(248)	-	-	-	11,783	-
Under employee stock purchase plans	-	-	1,593	-	-	-	-	1,593	-
Under employee stock purchase incentive plan	-	-	3,389	-	-	-	-	3,389	-
Under restricted stock plan, net of forfeitures	-	7	-	-	-	-	-	7	-
Stock-based compensation	-	-	44,547	-	-	-	-	44,547	-
Tax benefit (expense) associated with non-controlling interests	-	-	959	-	-	-	-	959	-
Repurchase of Non-Voting Common Stock	-	(18)	(78,887)	-	-	(104,625)	-	(183,530)	-
Principal repayments on notes receivable from stock option exercises	-	-	-	485	-	-	-	485	-
Net subscriptions (redemptions/distributions) of non-controlling interest holders	-	-	-	-	-	-	(841)	(841)	43,919
Net consolidations (deconsolidations) of sponsored investment funds	-	-	-	-	-	-	-	-	(51,912)
Reclass to temporary equity	-	-	-	-	-	-	28	28	(28)
Purchase of non-controlling interests	-	-	-	-	-	-	-	-	(3,964)
Changes in redemption value of non-controlling interests redeemable at fair value	-	-	(1,144)	-	-	-	-	(1,144)	1,144
Balance, April 30, 2019	$2	$446	$-	$(7,820)	$(61,615)	$1,157,970	$1,049	$1,090,032	$340,176

See notes to Consolidated Financial Statements.

Eaton Vance Corp.

Consolidated Statements of Shareholders' Equity (unaudited) (continued)

	Six Months Ended April 30, 2018
	Permanent Equity								Temporary Equity
(in thousands)	Voting Common Stock	Non-Voting Common Stock	Additional Paid-In Capital	Notes Receivable from Stock Option Exercises	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non- Redeemable Non- Controlling Interests	Total Permanent Equity	Redeemable Non- Controlling Interests
Balance, November 1, 2017	$2	$461	$148,284	$(11,112)	$(47,474)	$921,235	$864	$1,012,260	$250,823
Cumulative effect adjustment upon adoption of new accounting standard (ASU 2016-09)	-	-	675	-	-	(523)	-	152	-
Net income	-	-	-	-	-	174,657	1,456	176,113	8,804
Other comprehensive income (loss), net of tax	-	-	-	-	3,001	-	-	3,001	-
Dividends declared ($0.62 per share)	-	-	-	-	-	(74,328)	-	(74,328)	-
Issuance of Non-Voting Common Stock:
On exercise of stock options	-	7	49,579	(775)	-	-	-	48,811	-
Under employee stock purchase plans	-	-	1,549	-	-	-	-	1,549	-
Under employee stock purchase incentive plan	-	-	3,349	-	-	-	-	3,349	-
Under restricted stock plan, net of forfeitures	-	6	-	-	-	-	-	6	-
Stock-based compensation	-	-	44,508	-	-	-	-	44,508	-
Tax benefit (expense) associated with non-controlling interests	-	-	2,030	-	-	-	-	2,030	-
Repurchase of Non-Voting Common Stock	-	(8)	(109,459)	-	-	-	-	(109,467)	-
Principal repayments on notes receivable from stock option exercises	-	-	-	2,511	-	-	-	2,511	-
Net subscriptions (redemptions/distributions) of non-controlling interest holders	-	-	-	-	-	-	(1,501)	(1,501)	68,934
Net consolidations (deconsolidations) of sponsored investment funds	-	-	-	-	-	-	-	-	(488)
Reclass to temporary equity	-	-	-	-	-	-	34	34	(34)
Purchase of non-controlling interests	-	-	-	-	-	-	-	-	(8,439)
Changes in redemption value of non-controlling interests redeemable at fair value	-	-	(15,701)	-	-	-	-	(15,701)	15,701
Balance, April 30, 2018	$2	$466	$124,814	$(9,376)	$(44,473)	$1,021,041	$853	$1,093,327	$335,301

See notes to Consolidated Financial Statements.

Eaton Vance Corp.

Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended
	April 30,
(in thousands)	2019	2018

Cash Flows From Operating Activities:
Net income	$205,390	$184,917
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,135	12,439
Amortization of deferred sales commissions	11,112	8,705
Stock-based compensation	44,547	44,508
Deferred income taxes	6,568	29,935
Net (gains) losses on investments and derivatives	(69)	6,809
Loss on expiration of Hexavest option	-	6,523
Equity in net income of affiliates, net of tax	(4,683)	(6,127)
Dividends received from affiliates	5,634	6,080
Consolidated CLO entities’ operating activities:
Net gains on bank loans, other investments and note obligations	(608)	(1,085)
Amortization of bank loan investments	(389)	-
(Increase) decrease in other assets, net of other liabilities	10,128	(308)
Changes in operating assets and liabilities:
Management fees and other receivables	1,194	(5,491)
Short-term debt securities	70,077	(65,963)
Investments held by consolidated sponsored funds and separately managed accounts	(28,356)	(121,678)
Deferred sales commissions	(11,975)	(15,803)
Other assets	23,281	22,983
Accrued compensation	(112,399)	(88,375)
Accounts payable and accrued expenses	4,635	8,042
Other liabilities	(16,566)	(15,340)
Net cash provided by operating activities	219,656	10,771

Cash Flows From Investing Activities:
Additions to equipment and leasehold improvements	(21,612)	(7,707)
Proceeds from sale of investments(1)	12,139	4,770
Purchase of investments(1)	(1,452)	(4,946)
Proceeds from sale of investments in CLO entity note obligations(1)	-	6,988
Purchase of investments in CLO entity note obligations(1)	-	(20,295)
Consolidated CLO entities’ investing activities:
Proceeds from sales of bank loans and other investments	193,838	32,953
Purchase of bank loans and other investments	(550,600)	(115,763)
Net cash used for investing activities	(367,687)	(104,000)

(1)	In the fourth quarter of fiscal 2018, the Company elected to present the investing cash flows related to the purchase and sale of investments in CLO entity note obligations separately from the purchase and sale of other investments. The prior year amounts previously presented within the purchase and sale of investments line items have been reclassified to the purchase and sale of investments in CLO entity note obligations line items for comparability purposes.

See notes to Consolidated Financial Statements.

Eaton Vance Corp.

Consolidated Statements of Cash Flows (unaudited) (continued)

	Six Months Ended
	April 30,
(in thousands)	2019	2018

Cash Flows From Financing Activities:
Purchase of additional non-controlling interest	$(18,098)	$(20,818)
Line of credit issuance costs	(930)	-
Proceeds from issuance of Non-Voting Common Stock	16,772	53,715
Repurchase of Non-Voting Common Stock	(196,666)	(109,467)
Principal repayments on notes receivable from stock option exercises	485	2,511
Dividends paid	(82,521)	(73,740)
Net subscriptions received from (redemptions/distributions paid to) non-controlling interest holders	42,868	67,501
Consolidated CLO entities’ financing activities:
Proceeds from line of credit	151,838	77,088
Net cash used for financing activities	(86,252)	(3,210)
Effect of currency rate changes on cash and cash equivalents	(527)	842
Net decrease in cash, cash equivalents and restricted cash	(234,810)	(95,597)
Cash, cash equivalents and restricted cash, beginning of period	866,075	649,863
Cash, cash equivalents and restricted cash, end of period	$631,265	$554,266

Supplemental Cash and Restricted Cash Flow Information:
Cash paid for interest	$11,362	$11,330
Cash paid for interest by consolidated CLO entities	7,521	493
Cash paid for income taxes, net of refunds	57,351	66,553
Supplemental Schedule of Non-Cash Investing and Financing Transactions:
Increase in equipment and leasehold improvements due to non-cash additions	$6,274	$968
Exercise of stock options through issuance of notes receivable	248	775
Increase (decrease) in non-controlling interests due to net consolidations (deconsolidations) of sponsored investment funds	(51,912)	77,768
Decrease in bank loans and other investments of consolidated CLO entities due to unsettled sales	22,525	-
Increase in bank loans and other investments of consolidated CLO entities due to unsettled purchases	193,244	18,624

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

The adoption of this guidance did not result in any significant changes to the timing of recognition and measurement of revenue or recognition of costs incurred to obtain and fulfill revenue contracts; however, the presentation of certain revenue and expense balances was affected. Notably, fund subsidies of $6.0 and $11.7 million previously included as a component of fund-related expenses in the Consolidated Statements of Income for the three and six months ended April 30, 2018, respectively, are now presented as a contra-revenue component of management fees. Separately, in applying the revised principal-versus-agent guidance to the Company’s various distribution contracts for certain classes of shares in sponsored funds with a front-end load commission pricing structure, the entire front-end load commission (including both the underwriting commission retained by the Company and the sales charge paid to the selling broker-dealer) is now presented gross within distribution and underwriting fee revenue and the sales charge paid to the selling broker-dealer is now presented within distribution expense in the Consolidated Statements of Income. Prior to the adoption of ASU 2014-09, only the underwriting commission retained by the Company was presented within distribution and underwriting fee revenue as the sales charge paid to the selling broker-dealer was recorded net. Accordingly, distribution and underwriter fees and distribution expense increased by approximately $4.4 million and $8.9 million for the three and six months ended April 30, 2018, respectively, as a result of this change. Lastly, contingent deferred sales charges received, which were previously recorded as a reduction of deferred sales commission assets, are now being recorded as revenue within the distribution and underwriting fees line item in the Consolidated Statements of Income.

The following tables present the effect of the changes in presentation made to prior periods which are attributable to the retrospective adoption of ASU 2014-09:

	Three Months Ended
	April 30, 2018
(in thousands)	As Previously Reported	Reclassification	As Restated
Revenue:
Management fees	$361,009	$(4,933)	$356,076
Distribution and underwriter fees	19,801	4,356	24,157
Service fees	29,831	(378)	29,453
Other revenue	3,620	(606)	3,014
Total revenue	414,261	(1,561)	412,700
Expenses:
Compensation and related costs	147,989	-	147,989
Distribution expense	34,534	6,064	40,598
Service fee expense	27,329	(1,650)	25,679
Amortization of deferred sales commissions	4,428	-	4,428
Fund-related expenses	15,333	(5,975)	9,358
Other expenses	51,962	-	51,962
Total expenses	281,575	(1,561)	280,014
Operating income	$132,686	$-	$132,686

	Six Months Ended
	April 30, 2018
(in thousands)	As Previously Reported	Reclassification	As Restated
Revenue:
Management fees	$727,376	$(9,443)	$717,933
Distribution and underwriter fees	40,294	8,810	49,104
Service fees	60,675	(861)	59,814
Other revenue	7,328	(1,243)	6,085
Total revenue	835,673	(2,737)	832,936
Expenses:
Compensation and related costs	303,037	-	303,037
Distribution expense	70,174	12,293	82,467
Service fee expense	55,891	(3,371)	52,520
Amortization of deferred sales commissions	8,705	-	8,705
Fund-related expenses	30,179	(11,659)	18,520
Other expenses	99,201	-	99,201
Total expenses	567,187	(2,737)	564,450
Operating income	$268,486	$-	$268,486

Financial instruments – recognition and measurement

This guidance requires substantially all equity investments in unconsolidated entities (other than those accounted for under the equity method of accounting) with a readily determinable fair value to be measured at fair value with changes in fair value recognized in net income. The standard effectively eliminates the ability, at acquisition, to classify an equity investment as available-for-sale with holding gains and losses presented in other comprehensive income until realized. The Company adopted this provision of the new ASU using a modified retrospective approach.

The Company held $10.3 million of available-for-sale equity investments in unconsolidated sponsored funds at October 31, 2018. Upon adoption, the Company recognized a $3.7 million cumulative effect adjustment (increase), net of related income tax effects, to reclassify unrealized holding gains attributable to these investments previously recognized in accumulated other comprehensive income (loss) to retained earnings. Prior period investments in unconsolidated sponsored mutual funds and private open-end funds previously classified as trading and available-for-sale are now referred to as “equity securities” within the notes to the financial statements; the prior period treatment of gains or losses arising from changes in the fair value of these investments was retained.

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

Statement of cash flows – restricted cash

This standard requires the inclusion of restricted cash and restricted cash equivalents (restricted cash) with cash and cash equivalents when reconciling the beginning and ending amounts on the Consolidated Statement of Cash Flows. Restricted cash includes cash held by consolidated sponsored funds and consolidated collateralized loan obligation (CLO) entities. The Company adopted this new guidance using a retrospective approach. Accordingly, net changes in restricted cash of $3.2 million are no longer presented as a component of the Company’s net cash provided by operating activities for the six months ended April 30, 2018. A reconciliation of cash, cash equivalents, and restricted cash for all balance sheet periods presented is included in Note 2.

In addition to the standards described above, the Company also early adopted the portion of ASU 2018-13, Fair Value Measurement: Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, related to the removal of certain fair value disclosure requirements. The fair value disclosures required to be added under this new guidance will be effective for the fiscal year that begins on November 1, 2020.

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

Net realized and unrealized holding gains or losses on equity securities, any observable price changes and/or impairment losses attributable to investments held at cost, and dividend income are all reflected within gains (losses) and other investment income, net, on the Company’s Consolidated Statements of Income. The specific identified cost method is used to determine the realized gains or losses on all equity securities sold.

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

The timing of when the Company bills its customers and related payment terms vary in accordance with the agreed-upon contractual terms. A majority of the Company’s clients are billed after the service is performed, which results in the recording of accounts receivable and accrued revenue. Deferred revenue is recorded in instances where a client is billed in advance.

Management fees

The Company is entitled to receive management fees in exchange for asset management services provided to sponsored funds and separate accounts established for retail clients (either directly or indirectly through various third-party financial intermediaries that sponsor various active asset management and model-based active asset management investment programs), high net worth clients and institutional clients. Management fees from sponsored funds are calculated principally as a percentage of average daily net assets, are earned daily upon completion of investment advisory and administrative service performance obligations, and are typically paid monthly from the assets of the fund. Management fees from separate accounts are calculated as a percentage of either beginning, average or ending monthly or quarterly net assets, are earned daily, and are typically paid either monthly or quarterly from the assets of the separate account. Performance fees are generated on certain fund and separate account management contracts when specific performance hurdles are met during the performance period.

The Company may waive certain fees for asset management services provided to sponsored funds at its discretion. Separately, the Company may subsidize certain share classes of sponsored funds to ensure that operating expenses attributable to such share classes do not exceed a specified percentage. Fee waivers and fund subsidies are recognized as a reduction to management fee revenue.

Distribution and underwriter fees

The Company is entitled to receive distribution fees and underwriter commissions in exchange for distribution services provided to sponsored funds. Distribution services consist of distinct sales and marketing activities that are earned upon the sale of sponsored fund shares. Distribution fees for all share classes subject to these fees are calculated as a percentage of average daily net assets, and are typically paid monthly from the assets of the fund.

Underwriting commissions for all share classes subject to these fees are calculated as a percentage of the amount invested and are deducted from the amount invested by the fund shareholder. These commissions represent fixed consideration and are recognized as revenue when the sponsored fund shares are sold to the shareholder. Underwriter commissions are waived or reduced on purchases of shares that exceed specified minimum amounts.

Service fees

The Company is entitled to receive service fees in exchange for shareholder services provided to sponsored funds. Shareholder services are comprised of a series of distinct incremental days of shareholder transaction processing and/or shareholder account maintenance services. Service fees are calculated as a percentage of average daily net assets under management, are earned daily upon completion of shareholder services, and are typically paid monthly from the assets of the fund.

Principal versus agent

The Company has contractual arrangements with third parties that are involved in providing various services primarily to sponsored fund customers, including sub-advisory, distribution and shareholder services. In instances where the Company has discretion to hire a third party to provide services to the Company’s clients, the Company is generally deemed to control the services before transferring them to the clients, and accordingly presents the revenues gross of the related third-party costs. Alternatively, the Company is acting as an agent (and therefore should record revenue net of payments to third-party service providers) when it does not control the service.

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

2.	Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Company’s Consolidated Balance Sheets that sum to the total of the same such amounts presented in the Consolidated Statements of Cash Flows:

	April 30,	October 31,
(in thousands)	2019	2018
Cash and cash equivalents	$525,040	$600,696
Restricted cash of consolidated sponsored funds included in investments	23,414	33,525
Restricted cash included in assets of consolidated CLO entities, cash	61,694	216,598
Restricted cash included in other assets	21,117	15,256
Total cash, cash equivalents and restricted cash presented in the Consolidated Statement of Cash Flows	$631,265	$866,075

3.	Investments

The following is a summary of investments:

(in thousands)	April 30, 2019	October 31, 2018
Investments held at fair value:
Short-term debt securities	$203,316	$273,320
Debt and equity securities held by consolidated sponsored funds	525,162	540,582
Debt and equity securities held in separately managed accounts	80,719	89,121
Non-consolidated sponsored funds and other	4,926	10,329
Total investments held at fair value	814,123	913,352
Investments held at cost	20,904	20,874
Investments in non-consolidated CLO entities	2,897	2,895
Investments in equity method investees	137,253	141,506
Total investments(1)(2)	$975,177	$1,078,627

(1)	Excludes bank loans and other investments held by consolidated CLO entities, which are discussed in Note 4.
(2)	Amounts at April 30, 2019 reflect the adoption of ASU 2016-01. Amounts at October 31, 2018 reflect accounting guidance prior to the adoption of ASU 2016-01. See Note 1 for further information.

Investments held at fair value

The Company recognized gains (losses) related to debt and equity securities held at fair value within gains and other investment income, net on the Company’s Consolidated Statements of Income as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(in thousands)	2019	2018	2019	2018
Realized gains (losses) on securities sold	$4,162	$994	$(233)	$6,124
Unrealized gains (losses) on investments held at fair value	8,071	(14,240)	11,377	(6,975)
Net gains (losses) on investments held at fair value(1)	$12,233	$(13,246)	$11,144	$(851)

(1)	Amounts for the three and six months ended April 30, 2019 reflect the adoption of ASU 2016-01. The prior period gains and losses arising from changes in the fair value of investments reflect accounting guidance prior to the adoption of ASU 2016-01. See Note 1 for further information.

Investments held at cost

Investments held at cost primarily include the Company’s equity investment in a wealth management technology firm. At both April 30, 2019 and 2018, there were no indicators of impairments related to investments carried at cost.

Investments in non-consolidated CLO entities

The Company provides investment management services for, and has made direct investments in, a number of CLO entities that it does not consolidate, as described further in Note 4. At both April 30, 2019 and October 31, 2018, combined assets under management in the pools of non-consolidated CLO entities were $0.8 billion.

The Company did not recognize any impairment losses related to the Company’s investments in non-consolidated CLO entities for the three and six months ended April 30, 2019. During both the three and six months ended April 30, 2018, the Company recognized $0.2 million of other-than temporary impairment losses.

Investments in equity method investees

The Company has a 49 percent equity interest in Hexavest Inc. (Hexavest), a Montreal, Canada-based investment adviser. The carrying value of this investment consisted of the following:

(in millions)	April 30, 2019	October 31, 2018
Equity in net assets of Hexavest	$5.5	$6.0
Definite-lived intangible assets	19.9	21.3
Goodwill	113.8	116.4
Deferred tax liability	(5.4)	(5.7)
Total carrying value	$133.8	$138.0

The Company’s investment in Hexavest is denominated in Canadian dollars and is subject to foreign currency translation adjustments, which are recorded in accumulated other comprehensive income (loss). The year-over-year change in the carrying value of goodwill is entirely attributable to foreign currency translation adjustments.

The Company also has a seven percent equity interest in a private equity partnership managed by a third party that invests in companies in the financial services industry. At both April 30, 2019 and October 31, 2018, the carrying value of this investment was $3.5 million.

The Company did not recognize any impairment losses related to its investments in equity method investees during the three and six months ended April 30, 2019 or 2018.

During the six months ended April 30, 2019 and 2018, the Company received dividends of $5.6 million and $6.1 million, respectively, from its investments in equity method investees.

4.	Variable Interest Entities (VIEs)

Investments in VIEs that are consolidated

In the normal course of business, the Company maintains investments in sponsored entities that are considered VIEs to support their launch and marketing. The Company consolidates these sponsored entities if it is the primary beneficiary of the VIE.

Consolidated sponsored funds

The Company invests in investment companies that meet the definition of a VIE. Underlying investments held by consolidated sponsored funds consist of debt and equity securities and are included in the reported amount of investments on the Company’s Consolidated Balance Sheets at April 30, 2019 and October 31, 2018. Net investment income or (loss) related to consolidated sponsored funds was included in gains and other investment income, net, on the Company’s Consolidated Statements of Income for all periods presented. The impact of consolidated sponsored funds’ net income or (loss) on net income attributable to Eaton Vance Corp. shareholders was reduced by amounts attributable to non-controlling interest holders, which are recorded in net income attributable to non-controlling and other beneficial interests on the Company’s Consolidated Statements of Income for all periods presented. The extent of the Company’s exposure to loss with respect to a consolidated sponsored fund is limited to the amount of the Company’s investment in the sponsored fund and any uncollected management and performance fees. The Company is not obligated to provide financial support to sponsored funds. Only the assets of a sponsored fund are available to settle its obligations. Beneficial interest holders of sponsored funds do not have recourse to the general credit of the Company.

The following table sets forth the balances related to consolidated sponsored funds as well as the Company’s net interest in these funds:

(in thousands)	April 30, 2019	October 31, 2018
Investments	$525,162	$540,582
Other assets	9,684	15,471
Other liabilities	(37,120)	(57,286)
Redeemable non-controlling interests	(252,731)	(244,970)
Net interest in consolidated sponsored funds	$244,995	$253,797

Consolidated CLO entities

As of April 30, 2019, the Company deemed itself to be the primary beneficiary of two non-recourse securitized CLO entities, namely, Eaton Vance CLO 2018-1 (CLO 2018-1) and Eaton Vance CLO 2014-1R (CLO 2014-1R), and one non-recourse warehouse CLO entity, namely, Eaton Vance CLO 2019-1 (CLO 2019-1). As of October 31, 2018, the Company deemed itself to be the primary beneficiary of three non-recourse securitized CLO entities, namely, CLO 2018-1, CLO 2014-1R and Eaton Vance CLO 2014-1 (CLO 2014-1). In the first quarter of fiscal 2019, the Company received a final distribution from CLO 2014-1 of $1.9 million related to the residual assets held by the entity as of October 31, 2018.

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

Eaton Vance CLO 2019-1

The Company established CLO 2019-1, a warehouse phase CLO entity, on January 3, 2019. The Company contributed $10.0 million in capital at the inception of the warehouse entity and concurrently entered into a credit facility agreement with a third-party lender to provide CLO 2019-1 with a $160.0 million non-

recourse revolving line of credit. The credit facility agreement requires the Company to maintain certain levels of contributed capital relative to the total outstanding borrowings under the line of credit. During the six months ended April 30, 2019, the Company made additional capital contributions of $30.0 million in order to increase the level of funding available for borrowing under the line of credit. CLO 2019-1 entered the securitization phase towards the end of the second quarter, but did not close prior to April 30, 2019.

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

Eaton Vance CLO 2018-1

CLO 2018-1 was securitized on October 24, 2018. As of April 30, 2019, the Company continues to hold approximately 93 percent of the subordinated notes that were issued by CLO 2018-1 at closing and is still serving as the collateral manager of the entity. The Company deemed itself to be the primary beneficiary of CLO 2018-1 upon acquiring 93 percent of the subordinated interests of the entity on October 24, 2018 and began consolidating CLO 2018-1 as of that date.

Eaton Vance CLO 2014-1R

CLO 2014-1R was securitized on August 23, 2018. As of April 30, 2019, the Company continues to hold 100 percent of the subordinated notes that were issued by CLO 2014-1R at closing and is still serving as the collateral manager of the entity. The Company deemed itself to be the primary beneficiary of CLO 2014-1R upon acquiring 100 percent of the subordinated interests of the entity on August 23, 2018 and began consolidating CLO 2014-1R as of that date.

The Company elected to apply the measurement alternative to ASC 820 for collateralized financing entities upon the initial consolidation and for the subsequent measurement of the securitized CLO entities consolidated by the Company (collectively, the consolidated securitized CLO entities). The Company determined that the fair value of the financial assets of these entities is more observable than the fair value of the financial liabilities. Through the application of the measurement alternative, the fair value of the financial liabilities of these entities are measured as the difference between the fair value of the financial assets and the fair value of the Company’s beneficial interests in these entities, which include the subordinated interests held by the Company and any accrued management fees due to the Company. The fair value of the subordinated notes held by the Company is determined primarily based on an income approach, which projects the cash flows of the CLO assets using projected default, prepayment, recovery and discount rates, as well as observable assumptions about market yields, callability and other market factors. An appropriate discount rate is then applied to determine the discounted cash flow valuation of the subordinated notes. Aggregate disclosures for the securitized CLO entities consolidated by the Company as of April 30, 2019 and October 31, 2018 are provided below.

The following table presents the balances attributable to the consolidated securitized CLO entities and the consolidated warehouse CLO entity that were included in the Company’s Consolidated Balance Sheets:

	April 30,		October 31,
	2019		2018
(in thousands)	Consolidated Securitized CLO Entities	Consolidated Warehouse CLO Entity	Consolidated Securitized CLO Entities
Assets of consolidated CLO entities:
Cash	$59,762	$1,932	$216,598
Bank loans and other investments	912,308	324,821	874,304
Receivable for pending bank loan sales	19,009	3,516	2,535
Other assets	3,311	441	1,929
Liabilities of consolidated CLO entities:
Senior and subordinated note obligations	856,972	-	873,008
Line of credit	-	151,838	-
Payable for pending bank loan purchases	59,674	133,570	152,152
Other liabilities	12,752	1,232	2,033
Total beneficial interests	$64,992	$44,070	$68,173

Although the Company’s beneficial interests in the consolidated securitized CLO entities are eliminated upon consolidation, the application of the measurement alternative results in the Company’s total beneficial interests in these entities of $65.0 million and $68.2 million at April 30, 2019 and October 31, 2018, respectively, being equal to the net amount of the consolidated CLO entities’ assets and liabilities included on the Company’s Consolidated Balance Sheets, as shown above.

As of April 30, 2019 and October 31, 2018, there were no bank loan investments in default and no unpaid principal balances of such loans that were 90 days or more past due or in non-accrual status. Additional disclosure of the fair values of assets and liabilities of consolidated CLO entities that are measured at fair value on a recurring basis is included in Note 6.

The following tables present the balances attributable to the consolidated securitized CLO entities and the consolidated warehouse CLO entity that were included in the Company’s Consolidated Statements of Income:

	Three Months Ended
	April 30, 2019
(in thousands)	Consolidated Securitized CLO Entities	Consolidated Warehouse CLO Entity	Total
Other income (expense) of consolidated CLO entities:
Gains and other investment income, net	$17,355	$4,439	$21,794
Interest and other expense	(9,680)	(1,141)	(10,821)
Net gain attributable to the Company	$7,675	$3,298	$10,973

	Six Months Ended
	April 30, 2019
(in thousands)	Consolidated Securitized CLO Entities	Consolidated Warehouse CLO Entity	Total
Other income (expense) of consolidated CLO entities:
Gains and other investment income, net	$21,933	$5,302	$27,235
Interest and other expense	(17,925)	(1,232)	(19,157)
Net gain attributable to the Company	$4,008	$4,070	$8,078

The amounts included in the Company’s Consolidated Statements of Income for the three and six months ended April 30, 2018 related entirely to the warehouse CLO entity consolidated by the Company in fiscal 2018.

As summarized in the table below, the application of the measurement alternative results in the Company's earnings from the consolidated securitized CLO entities subsequent to initial consolidation, as shown above, to be equivalent to the Company's own economic interests in these entities:

(in thousands)	Three Months Ended April 30, 2019	Six Months Ended April 30, 2019
Economic interests in Consolidated Securitized CLO Entities:
Distributions received and unrealized gains on the subordinated interests held by the Company	$6,445	$1,871
Management fees	1,230	2,137
Total economic interests	$7,675	$4,008

Subsequent event – CLO 2019-1 securitization

The securitization of CLO 2019-1 closed on May 15, 2019. Upon closing, the proceeds from the issuance of senior and subordinated note obligations were used to purchase the warehouse bank loans, repay the third-party revolving line of credit and return the Company’s total capital contributions of $40 million. The Company acquired 100 percent of the subordinated notes issued by CLO 2019-1 at closing for $28.9 million and will provide collateral management services to this CLO entity in exchange for a collateral management fee. The Company deems itself to be the primary beneficiary of CLO 2019-1 as it has both power and economics and began consolidating the securitized entity upon closing.

Other entity

As of October 31, 2018, the Company held variable interests in, and was deemed to be the primary beneficiary of, a privately offered equity fund that was seeded towards the end of fiscal 2018. The Company’s variable interests consisted of a $10,000 investment in the fund and a promissory note that enabled the fund to borrow up to $25.0 million from the Company. As of October 31, 2018, the Company’s risk of loss with respect to this entity was limited to the Company’s investment in the fund and the outstanding borrowings under the promissory note of $3.7 million. The Company invested an additional $10,000 upon launching of the fund in December 2018, at which time the total outstanding borrowings were repaid to the Company and the promissory note was canceled on January 14, 2019. As of April 30, 2019 the Company’s variable interest in the fund is limited to its $20,000 investment in the fund. The Company is no longer the primary beneficiary of the fund as it no longer has an obligation to absorb losses of, or the right to receive benefits from, the fund that could potentially be significant to the entity.

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

The Company’s maximum exposure to loss with respect to these non-consolidated CLO entities is limited to the carrying value of its investments in, and collateral management fees receivable from, these entities as of April 30, 2019. Collateral management fees receivable for these entities totaled $0.1 million on both April 30, 2019 and October 31, 2018. Investors in these CLO entities have no recourse against the Company for any losses sustained in the CLO structures. The Company did not provide any financial or other support to these entities that it was not previously contractually required to provide in any of the fiscal years presented. Income from these entities is recorded as a component of gains (losses) and other investment income, net, in the Company’s Consolidated Statements of Income, based upon projected investment yields. Additional information regarding the Company’s investment in non-consolidated CLO entities, as well as the combined assets under management in the pools of non-consolidated CLO entities, is included in Note 3.

Subsequent event – Eaton Vance CLO 2013-1 (CLO 2013-1)

On May 1, 2019, the Company purchased 100 percent of the subordinated interests of CLO 2013-1 for $25.4 million. As of April 30, 2019, the Company held 20 percent of the Class E senior notes of CLO 2013-1 as an investment in non-consolidated CLO entities with a carrying value of $1.4 million. The Company is the collateral manager of CLO 2013-1. Upon acquiring 100 percent of the subordinated interests of the entity on May 1, 2019, the Company deems itself to be the primary beneficiary of CLO 2013-1 as it has both power and economics. The Company began consolidating CLO 2013-1 as of that date.

Other entities

The Company holds variable interests in, but is not deemed to be the primary beneficiary of, certain sponsored privately offered equity funds with total assets of $24.3 billion and $21.8 billion on April 30, 2019 and October 31, 2018, respectively. The Company’s variable interests in these entities consist of the Company’s direct ownership therein, which in each case is insignificant relative to the total ownership of the fund, and any investment advisory fees earned but uncollected. The Company’s maximum exposure to loss with respect to these managed entities is limited to the carrying value of its investments in, and investment advisory fees receivables from, the entities as of April 30, 2019. The Company held investments in these entities totaling $0.5 million and $2.7 million on April 30, 2019 and October 31, 2018, respectively, and investment advisory fees receivable totaling $1.4 million and $1.3 million on April 30, 2019 and October 31, 2018, respectively. The Company did not provide any financial or other support to these entities that it was not contractually required to provide in any of the periods presented. The Company does not consolidate these VIEs because it does not have the obligation to absorb losses of, or the right to receive benefits from, these VIEs that could potentially be significant to these VIEs.

The Company’s investments in privately offered equity funds are carried at fair value and included in non-consolidated sponsored funds and other, which are disclosed as a component of investments in Note 3.

The Company also holds a variable interest in, but is not deemed to be the primary beneficiary of, a private equity partnership managed by a third party that invests in companies in the financial services industry. The Company’s variable interest in this entity consists of the Company’s direct ownership in the private equity partnership, equal to $3.5 million at both April 30, 2019 and October 31, 2018. The Company did not provide any financial or other support to this entity. The Company’s risk of loss with respect to the private equity partnership is limited to the carrying value of its investment in the entity as of April 30, 2019. The Company does not consolidate this VIE because the Company does not hold the power to direct the activities that most significantly affect the VIE.

The Company’s investment in the private equity partnership is accounted for as an equity method investment and disclosures related to this entity are included in Note 3 under the heading Investments in equity method investees.

5.	Derivative Financial Instruments

Derivative financial instruments designated as cash flow hedges

In fiscal 2017, the Company entered into a Treasury lock transaction in connection with the offering of its 2027 Senior Notes. The Company concurrently designated the Treasury lock as a cash flow hedge to mitigate its exposure to variability in the forecasted semi-annual interest payments and recorded a loss in other comprehensive income (loss), net of tax. The Company reclassified approximately $17,000 and

$34,000 of the loss into interest expense during both the three and six months ended April 30, 2019 and 2018, respectively, and will reclassify the remaining $0.5 million loss as of April 30, 2019 to earnings over the remaining term of the debt. During the next 12 months, the Company expects to reclassify approximately $68,000 of the unamortized loss.

In fiscal 2013, the Company entered into a forward-starting interest rate swap in connection with the offering of its 2023 Senior Notes and recorded a gain in other comprehensive income (loss), net of tax. The Company reclassified $50,000 and $0.1 million of the gain into interest expense during both the three and six months ended April 30, 2019 and 2018, respectively, and will reclassify the remaining $0.8 million gain as of April 30, 2019 to earnings over the remaining term of the debt. During the next 12 months, the Company expects to reclassify approximately $0.2 million of the unamortized gain.

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

Excluding derivative financial instruments held by consolidated sponsored funds, the Company was party to the following derivative financial instruments:

	April 30, 2019		October 31, 2018
	Number of Contracts	Notional Value (in millions)	Number of Contracts	Notional Value (in millions)
Stock index futures contracts	1,312	$98.0	1,007	$91.5
Total return swap contracts	2	$106.5	3	$106.5
Credit default swap contracts	1	$8.0	1	$5.0
Foreign exchange contracts	17	$19.5	28	$23.0
Commodity futures contracts	312	$11.4	253	$11.6
Currency futures contracts	218	$22.9	165	$16.9
Interest rate futures contracts	184	$28.8	282	$48.0

The derivative contracts outstanding and notional values they represent at April 30, 2019 and October 31, 2018 are representative of derivative balances throughout each respective year.

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

	April 30, 2019		October 31, 2018
(in thousands)	Other Assets	Other Liabilities	Other Assets	Other Liabilities
Stock index futures contracts	$282	$4,523	$5,055	$372
Total return swap contracts	-	9,387	-	3,297
Credit default swap contracts	334	-	-	10
Foreign exchange contracts	211	45	329	202
Commodity futures contracts	155	285	770	216
Currency futures contracts	86	137	14	332
Interest rate futures contracts	21	345	179	17
Total	$1,089	$14,722	$6,347	$4,446

The Company maintains collateral with certain counterparties to satisfy margin requirements for derivative positions. The collateral is classified as restricted cash and is included as a component of other assets on the Consolidated Balance Sheets. At April 30, 2019 and October 31, 2018, collateral balances were $18.9 million and $13.1 million, respectively.

The Company recognized the following gains (losses) on derivative financial instruments within gains (losses) and other investment income, net, on the Company’s Consolidated Statements of Income:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(in thousands)	2019	2018	2019	2018
Stock index futures contracts	$(5,681)	$5,719	$(5,897)	$(1,937)
Total return swap contracts	(4,197)	(364)	(6,382)	(990)
Credit default swap contracts	(64)	-	(147)	-
Foreign exchange contracts	345	270	62	(629)
Commodity futures contracts	(410)	(317)	337	(720)
Currency futures contracts	(106)	89	(71)	3
Interest rate futures contracts	(514)	(103)	(902)	(18)
Net gains (losses)	$(10,627)	$5,294	$(13,000)	$(4,291)

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

6.	Fair Value of Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables summarize financial assets and liabilities measured at fair value on a recurring basis and their assigned levels within the valuation hierarchy:

April 30, 2019(1)
(in thousands)	Level 1	Level 2	Level 3	Other Assets Not Held at Fair Value	Total
Financial assets:
Cash equivalents	$19,561	$108,441	$-	$-	$128,002
Investments held at fair value:
Debt securities:
Short-term	-	203,316	-	-	203,316
Held by consolidated sponsored funds	-	320,127	-	-	320,127
Held in separately managed accounts	-	60,699	-	-	60,699
Equity securities:
Held by consolidated sponsored funds	74,939	130,096	-	-	205,035
Held in separately managed accounts	19,797	223	-	-	20,020
Non-consolidated sponsored funds and other	2,980	1,946	-	-	4,926
Investments held at cost(2)	-	-	-	20,904	20,904
Investments in non-consolidated CLO entities(3)	-	-	-	2,897	2,897
Investments in equity method investees(2)	-	-	-	137,253	137,253
Derivative instruments	-	1,089	-	-	1,089
Assets of consolidated CLO entities:
Bank loans and other investments	-	1,235,991	1,138	-	1,237,129
Total financial assets	$117,277	$2,061,928	$1,138	$161,054	$2,341,397

Financial liabilities:
Derivative instruments	$-	$14,722	$-	$-	$14,722
Liabilities of consolidated CLO entities:
Senior and subordinated note obligations	-	856,972	-	-	856,972
Total financial liabilities	$-	$871,694	$-	$-	$871,694

October 31, 2018(1)
(in thousands)	Level 1	Level 2	Level 3	Other Assets Not Held at Fair Value	Total
Financial assets:
Cash equivalents	$23,262	$116,070	$-	$-	$139,332
Investments held at fair value:
Debt securities:
Short-term	-	273,320	-	-	273,320
Held by consolidated sponsored funds	12,834	392,139	-	-	404,973
Held in separately managed accounts	521	64,539	-	-	65,060
Equity securities:
Held by consolidated sponsored funds	73,291	62,318	-	-	135,609
Held in separately managed accounts	23,642	419	-	-	24,061
Non-consolidated sponsored funds and other	7,112	3,217	-	-	10,329
Investments held at cost(2)	-	-	-	20,874	20,874
Investments in non-consolidated CLO entities(3)	-	-	-	2,895	2,895
Investments in equity method investees(2)	-	-	-	141,506	141,506
Derivative instruments	-	6,347	-	-	6,347
Assets of consolidated CLO entities:
Bank loans and other investments	-	872,757	1,547	-	874,304
Total financial assets	$140,662	$1,791,126	$1,547	$165,275	$2,098,610

Financial liabilities:
Derivative instruments	$-	$4,446	$-	$-	$4,446
Liabilities of consolidated CLO entities:
Senior and subordinated note obligations	-	873,008	-	-	873,008
Total financial liabilities	$-	$877,454	$-	$-	$877,454

(1)	Amounts at April 30, 2019 reflect the adoption of ASU 2016-01. Amounts at October 31, 2018 reflect accounting guidance prior to the adoption of ASU 2016-01. See Note 1 for further information.
(2)	These investments are not measured at fair value in accordance with U.S. GAAP.
(3)	Investments in non-consolidated CLO entities are carried at amortized cost unless facts or circumstances indicate that the investments have been impaired, at which time the investments are written down to fair value as measured using level 3 inputs.

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

Equity investments in sponsored or other mutual funds are valued using the published net asset value per share and are classified as Level 1 within the fair value measurement hierarchy. Investments in sponsored private open-end funds are not listed on an active exchange but calculate a net asset value per share (or equivalent) as of the Company’s reporting date in a manner consistent with mutual funds. These investments do not have any redemption restrictions and are not probable of being sold at an amount different from their calculated net asset value per share (or equivalent). Accordingly, investments in sponsored private open-end funds are measured at fair value based on the net asset value per share (or equivalent) of the investment as a practical expedient and are categorized as Level 2 within the fair value measurement hierarchy. The Company does not have any unfunded commitments related to investments in sponsored private mutual funds at April 30, 2019 and October 31, 2018.

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

Level 3 assets and liabilities

The following table shows a reconciliation of the beginning and ending fair value measurements of assets and liabilities valued on a recurring basis and classified as Level 3 within the fair value measurement hierarchy:

	Bank Loan Investments of Consolidated CLO Entities
	Three Months Ended	Six Months Ended
(in thousands)	April 30, 2019	April 30, 2019
Beginning balance	$1,362	$1,547
Paydowns	(6)	(12)
Net losses included in net income	(218)	(397)
Ending balance	$1,138	$1,138

Financial Assets and Liabilities Not Measured at Fair Value

Certain financial instruments are not carried at fair value, but their fair value is required to be disclosed. The following is a summary of the carrying amounts and estimated fair values of these financial instruments:

	April 30, 2019			October 31, 2018
(in thousands)	Carrying Value	Fair Value	Fair Value Level	Carrying Value	Fair Value	Fair Value Level
Loan to affiliate	$5,000	$5,000	3	$5,000	$5,000	3
Debt	$620,095	$635,652	2	$619,678	$607,391	2
Consolidated CLO entity line of credit	$151,838	$151,838	2	$-	$-	-

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

The Company established CLO 2019-1 on January 3, 2019 and deems itself to be the primary beneficiary of CLO 2019-1 from that date. The Company did not elect the fair value option for amounts outstanding under the revolving line of credit upon the initial consolidation of CLO 2019-1. Additional information regarding CLO 2019-1, including the terms of the revolving line of credit, is included in Note 4. The carrying amount of the revolving line of credit of $151.8 million as of April 30, 2019 approximates fair value.

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

Total profit interests in Atlanta Capital held by non-controlling interest holders issued pursuant to the Atlanta Capital Plan were 9.8 percent as of April 30, 2019 and October 31, 2018. The estimated fair value of these interests was $27.1 million and $26.3 million at April 30, 2019 and October 31, 2018, respectively, and is included as a component of temporary equity on the Consolidated Balance Sheets.

Parametric Portfolio Associates LLC (Parametric)

Total profit interests in Parametric held by non-controlling interest holders decreased to 4.9 percent as of April 30, 2019 from 5.1 percent as of October 31, 2018. Total capital interests in Parametric held by non-controlling interest holders decreased to 0.6 percent as of April 30, 2019 from 0.8 percent as of October 31, 2018, as described below.

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

Total profit interests and total capital interests in Parametric LP held by non-controlling interest holders were 0.6 percent and 0.8 percent as of April 30, 2019 and October 31, 2018. The estimated fair value of these interests was $11.9 million and $15.9 million at April 30, 2019 and October 31, 2018, respectively, and is included as a component of temporary equity on the Consolidated Balance Sheets.

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

Total profit interests in Parametric held by non-controlling interest holders issued pursuant to the Parametric Plan were 4.3 percent as of April 30, 2019 and October 31, 2018. The estimated fair value of these interests was $48.5 million and $47.9 million at April 30, 2019 and October 31, 2018, respectively, and is included as a component of temporary equity on the Consolidated Balance Sheets.

8.	Intangible Assets

The following is a summary of intangible assets:

April 30, 2019
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Client relationships acquired	$134,247	$(114,146)	$20,101
Intellectual property acquired	1,025	(552)	473
Trademark acquired	4,257	(1,374)	2,883
Research system acquired	639	(497)	142
Non-amortizing intangible assets:
Mutual fund management contracts acquired	54,408	-	54,408
Total	$194,576	$(116,569)	$78,007

October 31, 2018
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Client relationships acquired	$134,247	$(111,591)	$22,656
Intellectual property acquired	1,025	(519)	506
Trademark acquired	4,257	(1,190)	3,067
Research system acquired	639	(391)	248
Non-amortizing intangible assets:
Mutual fund management contracts acquired	54,408	-	54,408
Total	$194,576	$(113,691)	$80,885

Amortization expense was $1.1 million and $2.2 million for the three months ended April 30, 2019 and 2018, respectively, and $2.9 million and $4.5 million for the six months ended April 30, 2019 and 2018, respectively. Estimated remaining amortization expense for fiscal 2019 and the next five fiscal years, on a straight-line basis, is as follows:

Estimated
Year Ending October 31,	Amortization
(in thousands)	Expense
Remaining 2019	$2,100
2020	3,807
2021	2,282
2022	2,154
2023	1,754
2024	1,679

9.	Revenue

The following table disaggregates total revenue by source:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(in thousands)	2019	2018	2019	2018
Management fees:
Sponsored funds	$243,464	$248,408	$486,130	$499,662
Separate accounts	115,920	107,668	224,004	218,271
Total management fees	359,384	356,076	710,134	717,933
Distribution and underwriter fees:
Distribution fees	14,806	18,990	33,851	38,753
Underwriter commissions	5,248	5,167	9,293	10,351
Total distribution and underwriter fees	20,054	24,157	43,144	49,104
Service fees	29,586	29,453	58,946	59,814
Other revenue	2,837	3,014	6,053	6,085
Total revenue	$411,861	$412,700	$818,277	$832,936

The following table disaggregates total management fee revenue by investment mandate:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(in thousands)	2019	2018	2019	2018
Equity	$172,311	$171,346	$336,209	$346,036
Fixed income	68,806	63,397	135,830	128,210
Floating rate income	49,405	51,012	103,083	101,696
Alternative	14,128	21,533	30,301	43,111
Portfolio implementation	44,147	37,805	84,036	76,792
Exposure management	10,587	10,983	20,675	22,088
Total management fees	$359,384	$356,076	$710,134	$717,933

The amount of management fees and other receivables reported in the Company’s Consolidated Balance Sheet includes $223.6 million and $221.4 million of receivables from contracts with customers at April 30, 2019 and October 31, 2018, respectively. The amount of deferred revenue reported in other liabilities in the Company’s Consolidated Balance Sheet was $5.1 million and $4.9 million at April 30, 2019 and October 31, 2018, respectively. The entire deferred revenue balance at the end of any given reporting period is expected to be recognized as management fee revenue in the immediate subsequent quarter.

10.	Stock-Based Compensation Plans

The compensation cost recognized by the Company related to its stock-based compensation plans are as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(in thousands)	2019	2018	2019	2018
Omnibus Incentive Plans:
Stock options	$5,122	$5,117	$10,562	$12,406
Restricted shares	14,015	12,584	28,500	26,077
Deferred stock units(1)	124	7	739	929
Employee Stock Purchase Plans	-	-	176	481
Employee Stock Purchase Incentive Plan	325	603	377	689
Atlanta Capital Plan	570	742	1,140	1,484
Atlanta Capital Phantom Incentive Plan	265	138	539	281
Parametric Plan	600	795	1,340	1,589
Parametric Phantom Incentive Plan	991	800	1,913	1,501
Total stock-based compensation expense	$22,012	$20,786	$45,286	$45,437

(1)	In the fourth quarter of fiscal 2018, the Company changed the description of phantom stock units to deferred stock units. The change in the description had no impact on, nor does it constitute a restatement of, the Company's previously reported amounts attributable to these awards.

The total income tax benefit recognized for stock-based compensation arrangements was $5.1 million and $5.2 million for the three months ended April 30, 2019 and 2018, respectively, and $10.3 million and $10.9 million for the six months ended April 30, 2019 and 2018, respectively.

Stock options

Stock option transactions under the Company’s 2013 Omnibus Incentive Plan (the 2013 Plan) and predecessor plans for the six months ended April 30, 2019 were as follows:

(share and intrinsic value amounts in thousands)	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding, beginning of period	16,760	$35.23
Granted	2,469	45.37
Exercised	(411)	29.26
Forfeited/expired	(54)	40.91
Options outstanding, end of period	18,764	$36.68	5.9	$117,675
Options exercisable, end of period	10,074	$32.82	4.1	$90,236

The Company received $11.8 million and $48.8 million related to the exercise of options for the six months ended April 30, 2019 and 2018, respectively.

As of April 30, 2019, compensation cost of $51.0 million related to unvested stock options granted under the 2013 Plan and predecessor plans has not yet been recognized. That cost is expected to be recognized over a weighted-average period of 2.8 years.

Restricted shares

A summary of the Company’s restricted share activity for the six months ended April 30, 2019 under the 2013 Plan is as follows:

		Weighted-
		Average
		Grant Date
(share figures in thousands)	Shares	Fair Value
Unvested, beginning of period	4,544	$40.70
Granted	1,738	44.88
Vested	(1,240)	39.12
Forfeited	(60)	42.37
Unvested, end of period	4,982	$42.53

As of April 30, 2019, there was $153.8 million of compensation cost related to unvested restricted shares granted under the 2013 Plan not yet recognized. That cost is expected to be recognized over a weighted-average period of 3.1 years.

Deferred stock units

Deferred stock units issued to non-employee Directors under the 2013 Plan are accounted for as liability awards. Deferred stock units granted after November 1, 2017 are considered fully vested on the grant date and the entire fair value of these awards is recognized as compensation cost on the date of grant.

During the six months ended April 30, 2019, 19,125 deferred stock units were issued to non-employee Directors pursuant to the 2013 Plan. The total liability attributable to deferred stock units included as a component of accrued compensation on the Company’s Consolidated Balance Sheet was $1.5 million and $1.3 million as of April 30, 2019 and October 31, 2018, respectively. The Company made cash payments of $0.5 million and $0.4 million, in the first quarter of fiscal 2019 and 2018, respectively, to settle deferred stock unit award liabilities.

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

In the first six months of fiscal 2019, the Company purchased and retired approximately 4.7 million shares of its Non-Voting Common Stock under the current repurchase authorization. Approximately 2.6 million additional shares may be repurchased under the current authorization as of April 30, 2019.

12.	Non-operating Income (Expense)

The components of non-operating income (expense) were as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(in thousands)	2019	2018	2019	2018
Interest and other income	$11,534	$7,253	$21,354	$16,369
Net losses on investments and derivatives(1)	3,716	(7,788)	69	(13,333)
Net foreign currency gains (losses)	(44)	274	(384)	(699)
Gains (losses) and other investment income, net	15,206	(261)	21,039	2,337
Interest expense	(5,888)	(5,903)	(12,019)	(11,810)
Other income (expense) of consolidated CLO entities:
Interest income	15,059	865	26,809	1,688
Net gains on bank loans and other investments and note obligations	6,735	394	426	1,288
Gains and other investment income, net	21,794	1,259	27,235	2,976
Structuring and closing fees	(18)	-	(119)	-
Interest expense	(10,803)	(444)	(19,038)	(538)
Interest and other expense	(10,821)	(444)	(19,157)	(538)
Total non-operating income (expense)	$20,291	$(5,349)	$17,098	$(7,035)

(1)	The six months ended April 30, 2018 includes the $6.5 million loss associated with the Company's determination not to exercise the option to acquire an additional 26 percent ownership in Hexavest.

13.	Income Taxes

The provision for income taxes was $37.1 million and $34.0 million, or 25.1 percent and 26.7 percent of pre-tax income, for the three months ended April 30, 2019 and 2018, respectively. The provision for income taxes was $64.7 million and $82.7 million, or 24.4 percent and 31.6 percent of pre-tax income, for the six months ended April 30, 2019 and 2018, respectively.

The following table reconciles the statutory federal income tax rate to the Company’s effective income tax rate:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2019	2018	2019	2018
Statutory U.S. federal income tax rate(1)	21.0%	23.3%	21.0%	23.3%
State and local income tax, net of federal income tax benefits	4.5%	4.3%	4.5%	4.3%
Net income attributable to non-controlling and other beneficial interests	-0.9%	0.1%	-0.9%	-0.9%
Non-recurring impact of U.S. tax reform	-%	-%	-%	9.5%
Net excess tax benefits from stock-based compensation plans(2)	-0.2%	-1.5%	-1.2%	-5.3%
Other items	0.7%	0.5%	1.0%	0.7%
Effective income tax rate	25.1%	26.7%	24.4%	31.6%

(1)	The Company's statutory U.S. federal income tax rate for fiscal 2019 is 21 percent based on the Tax Cuts and Jobs Act (2017 Tax Act). The Company's statutory U.S. federal income tax rate for fiscal 2018 was a blend of 35 percent and 21 percent based on the number of days in the Company's fiscal year before and after the January 1, 2018 effective date of the reduction in the federal corporate income tax rate pursuant to the 2017 Tax Act.
(2)	Reflects the impact of the adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which was adopted by the Company in the first quarter of fiscal 2018.

The Company’s income tax provision for the three months ended April 30, 2019 includes $0.7 million of charges associated with certain provisions of the 2017 Tax Act taking effect for the Company in fiscal 2019, relating principally to limitations on the deductibility of executive compensation. The Company’s income tax provision was reduced by net excess tax benefits related to the exercise of employee stock options and vesting of restricted stock awards during the period totaling $0.3 million and $1.9 million for the three months ended April 30, 2019 and 2018, respectively.

The Company’s income tax provision for the first six months of fiscal 2019 includes $1.3 million of charges associated with certain provisions of the 2017 Tax Act taking effect for the Company in fiscal 2019, relating principally to limitations on the deductibility of executive compensation. The increase in the effective tax rate resulting from this charge is offset by an income tax benefit of $3.2 million related to the exercise of employee stock options and vesting of restricted stock awards during the period, and $3.0 million related to the net income attributable to redeemable non-controlling interest and other beneficial interests, which is not taxable to the Company.

The Company’s income tax provision for the first six months of fiscal 2018 includes a non-recurring charge of approximately $24.8 million to reflect the effect of the 2017 Tax Act. The non-recurring charge was considered to be a provisional estimate under the U.S. Securities and Exchange Commission Staff Accounting Bulletin 118 (SAB 118) and included $21.7 million from the revaluation of the Company’s deferred tax assets and liabilities, and $3.1 million for the deemed repatriation of foreign-sourced net earnings not previously subject to U.S. taxation. The increase in the Company’s effective tax rate resulting from this charge was partially offset by an income tax benefit of $13.7 million related to the exercise of employee stock options and vesting of restricted stock awards during the period, and $2.8 million related to the net income attributable to redeemable non-controlling interests and other beneficial interests, which is not taxable to the Company.

As of April 30, 2019 and October 31, 2018, no valuation allowance has been recorded for deferred tax assets, reflecting management’s belief that all deferred tax assets will be utilized.

As of April 30, 2019, the Company considers the undistributed earnings of certain foreign subsidiaries to be indefinitely reinvested in foreign operations. The Company no longer considers the undistributed earnings of its Canadian subsidiary to be indefinitely reinvested in foreign operations. This change in assertion allowed the Canadian subsidiary to declare and pay a $65.2 million dividend to its U.S. parent company, which is a wholly-owned subsidiary of the Company, in April 2019. There was no financial statement impact related to this dividend as all previously undistributed earnings from the Canadian subsidiary were subject to taxation in fiscal 2018 due to the 2017 Tax Act. The dividend did, however, result in a tax expense reduction in the amount of $0.5 million due to a realized foreign exchange loss. As of April 30, 2019, the Company had approximately $12.4 million of undistributed earnings primarily from foreign operations in the United Kingdom that are not available to fund domestic operations or to distribute to shareholders unless repatriated. As a result of the 2017 Tax Act and foreign exchange rates as of April 30, 2019, there is no future tax liability with respect to undistributed earnings.

The Company is generally no longer subject to income tax examinations by U.S. federal, state, local or non-U.S. taxing authorities for fiscal years prior to fiscal 2015.

14.	Non-controlling and Other Beneficial Interests

The components of net (income) loss attributable to non-controlling and other beneficial interests were as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(in thousands)	2019	2018	2019	2018
Consolidated sponsored funds	$(8,141)	$3,947	$(10,563)	$(2,353)
Majority-owned subsidiaries	(3,182)	(3,752)	(6,219)	(7,907)
Net (income) loss attributable to non-controlling and other beneficial interests	$(11,323)	$195	$(16,782)	$(10,260)

15.	Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), net of tax, for the three months ended April 30, 2019 and 2018 are as follows:

(in thousands)	Unamortized Net Gains on Cash Flow Hedges(1)	Net Unrealized Gains on Available-for- Sale Investments(2)	Foreign Currency Translation Adjustments	Total
Balance at January 31, 2019	$176	$-	$(56,109)	$(55,933)
Other comprehensive income (loss), before reclassifications and tax	-	-	(5,656)	(5,656)
Tax impact	-	-	-	-
Reclassification adjustments, before tax	(33)	-	-	(33)
Tax impact	7	-	-	7
Net current period other comprehensive income (loss)	(26)	-	(5,656)	(5,682)
Balance at April 30, 2019	$150	$-	$(61,765)	$(61,615)

Balance at January 31, 2018	$276	$4,848	$(39,818)	$(34,694)
Other comprehensive income (loss), before reclassifications and tax	-	414	(10,066)	(9,652)
Tax impact	-	(102)	-	(102)
Reclassification adjustments, before tax	(33)	-	-	(33)
Tax impact	8	-	-	8
Net current period other comprehensive income (loss)	(25)	312	(10,066)	(9,779)
Balance at April 30, 2018	$251	$5,160	$(49,884)	$(44,473)

The components of accumulated other comprehensive income (loss), net of tax, for the six months ended April 30, 2019 and 2018 are as follows:

(in thousands)	Unamortized Net Gains on Cash Flow Hedges(1)	Net Unrealized Gains on Available-for- Sale Investments	Foreign Currency Translation Adjustments	Total
Balance at October 31, 2018	$200	$3,714	$(57,095)	$(53,181)
Cumulative effect adjustment upon adoption of new accounting standard (ASU 2016-01)(2)	-	(3,714)	-	(3,714)
Balance at November 1, 2018, as adjusted	200	-	(57,095)	(56,895)
Other comprehensive income (loss), before reclassifications and tax	-	-	(4,670)	(4,670)
Tax impact	-	-	-	-
Reclassification adjustments, before tax	(67)	-	-	(67)
Tax impact	17	-	-	17
Net current period other comprehensive income (loss)	(50)	-	(4,670)	(4,720)
Balance at April 30, 2019	$150	$-	$(61,765)	$(61,615)

Balance at October 31, 2017	$301	$4,128	$(51,903)	$(47,474)
Other comprehensive income (loss), before reclassifications and tax	-	1,376	2,019	3,395
Tax impact	-	(344)	-	(344)
Reclassification adjustments, before tax	(66)	-	-	(66)
Tax impact	16	-	-	16
Net current period other comprehensive income (loss)	(50)	1,032	2,019	3,001
Balance at April 30, 2018	$251	$5,160	$(49,884)	$(44,473)

(1)	Amounts reclassified from accumulated other comprehensive income (loss), net of tax, represent the amortization of net gains (losses) on qualifying derivative financial instruments designated as cash flow hedges over the life of the Company's senior notes into interest expense on the Consolidated Statements of Income.
(2)	Upon adoption of ASU 2016-01 on November 1, 2018, unrealized holding gains, net of related income tax effects, attributable to investments in non-consolidated sponsored funds and other previously classified as available-for-sale investments were reclassified from accumulated other comprehensive income (loss) to retained earnings.

16.	Earnings per Share

The following table sets forth the calculation of earnings per basic and diluted shares:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(in thousands, except per share data)	2019	2018	2019	2018
Net income attributable to Eaton Vance Corp. shareholders	$101,807	$96,601	$188,608	$174,657
Weighted-average shares outstanding – basic	110,379	115,625	111,315	115,448
Incremental common shares	3,870	8,154	3,480	8,464
Weighted-average shares outstanding – diluted	114,249	123,779	114,795	123,912
Earnings per share:
Basic	$0.92	$0.84	$1.69	$1.51
Diluted	$0.89	$0.78	$1.64	$1.41

Antidilutive common shares related to stock options and unvested restricted stock excluded from the computation of earnings per diluted share were approximately 7.5 million and 1.9 million for the three months ended April 30, 2019 and 2018, respectively, and approximately 8.8 million and 2.1 million for the six months ended April 30, 2019 and 2018, respectively.

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

18.	Related Party Transactions

Sponsored funds

Revenues for services provided or related to sponsored funds are as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(in thousands)	2019	2018(1)	2019	2018(1)
Management fees	$243,464	$248,408	$486,130	$499,662
Distribution and underwriter fees	20,054	24,157	43,144	49,104
Service fees	29,586	29,453	58,946	59,814
Shareholder services fees included in other revenue	1,696	1,477	3,279	2,868
Total	$294,800	$303,495	$591,499	$611,448

(1)	Prior period amounts have been adjusted as a result of the retrospective adoption of ASU 2014-09. See Note 1, Summary of Significant Accounting Policies, for further information on the impact of the adoption of ASU 2014-09.

For the three months ended April 30, 2019 and 2018, the Company discretionarily waived management fees of $4.7 million and $4.2 million, respectively. Separately, for these same periods, the Company provided subsidies to sponsored funds of $7.9 million and $6.0 million, respectively. For the six months ended April 30, 2019 and 2018, the Company discretionarily waived management fees of $9.0 million and $8.6 million, respectively. Separately, for these same periods, the Company provided subsidies to sponsored funds of $17.2 million and $11.7 million, respectively. Fee waivers and fund subsidies are recognized as a reduction to management fees revenue on the Consolidated Statements of Income.

Sales proceeds and net realized gains (losses) from investments in non-consolidated sponsored funds are as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(in thousands)	2019	2018	2019	2018
Proceeds from sales	$2,349	$-	$6,625	$-
Net realized gains (losses)	5,180	(110)	5,205	(105)

The Company pays all ordinary operating expenses of certain sponsored funds (excluding investment advisory and administrative fees) for which it earns an all-in-management fee. For the three months ended April 30, 2019 and 2018, expenses of $3.3 million and $3.2 million, respectively, were incurred by the Company pursuant to these arrangements. For the six months ended April 30, 2019 and 2018, expenses of $6.6 million and $6.7 million, respectively, were incurred by the Company pursuant to these arrangements.

Included in management fees and other receivables at April 30, 2019 and October 31, 2018 are receivables due from sponsored funds of $101.3 million and $104.9 million, respectively, for services provided. Included in accounts payable and accrued expenses at April 30, 2019 and October 31, 2018 are payables due to sponsored funds of $3.8 million and $3.2 million, respectively, relating primarily to fund subsidies.

Loan to affiliate

On December 23, 2015, EVMC, a wholly owned subsidiary of the Company, loaned $5.0 million to Hexavest under a term loan agreement to seed a new investment strategy. The loan renews automatically for an additional one-year period on each anniversary date unless written termination notice is provided by EVMC. Through October 31, 2018, the Company earned interest equal to the one-year Canadian Dollar Offered Rate plus 200 basis points. In November 2018, the Company amended the term loan agreement to reduce the market interest rate of the loan to be equal to the one-year Canadian Dollar Offered Rate plus 100 basis points. Hexavest may prepay the loan in whole or in part at any time without penalty. For the three months ended April 30, 2019 and 2018, the Company recorded $43,000 and $48,000, respectively, of interest income related to the loan in gains (losses) and other investment income, net, on the Company’s Consolidated Statement of Income. For both the six months ended April 30, 2019 and 2018, the Company recorded $0.1 million of interest income related to the loan. Interest due from Hexavest under this arrangement included in other assets on the Company’s Consolidated Balance Sheets was $14,579 and $16,151 at April 30, 2019 and October 31, 2018, respectively.

Employee loan program

The Company has established an Employee Loan Program under which a program maximum of $20.0 million is available for loans to officers (other than executive officers) and other key employees of the Company for purposes of financing the exercise of employee stock options. Loans are written for a seven-year period, at varying fixed interest rates (currently ranging from 0.9 percent to 2.9 percent), are payable in annual installments commencing with the third year in which the loan is outstanding, and are collateralized by the stock issued upon exercise of the option. All loans under the program must be made on or before October 31, 2022. Loans outstanding under this program, which are full recourse in nature, are reflected as notes receivable from stock option exercises in shareholders’ equity and totaled $7.8 million and $8.1 million at April 30, 2019 and October 31, 2018, respectively.

19.	Geographic Information

Revenues by principal geographic area are as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(in thousands)	2019	2018	2019	2018
Revenue:
U.S.(1)	$396,370	$395,432	$787,124	$799,596
International(1)	15,491	17,268	31,153	33,340
Total	$411,861	$412,700	$818,277	$832,936

(1)	Prior period amounts have been adjusted as a result of the retrospective adoption of ASU 2014-09. See Note 1, Summary of Significant Accounting Policies, for further information on the impact of the adoption of ASU 2014-09.

Long-lived assets by principal geographic area are as follows:

	April 30,	October 31,
(in thousands)	2019	2018
Long-lived Assets:
U.S.	$68,353	$50,459
International	1,800	1,969
Total	$70,153	$52,428

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

Our breadth of investment management capabilities supports a wide range of strategies and services offered to fund shareholders, retail managed account investors, institutional investors and high-net-worth clients. Our equity strategies encompass a diversity of investment objectives, risk profiles, income levels and geographic representation. Our income investment strategies cover a broad duration, geographic representation and credit quality range and encompass both taxable and tax-free investments. We also offer a range of alternative investment strategies, including commodity- and currency-based investments and absolute return strategies. Although we manage and distribute a wide range of investment strategies and services, we operate in one business segment, namely as an investment adviser to funds and separate accounts. As of April 30, 2019, we had $469.9 billion in consolidated assets under management.

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

Current Developments

We are pursuing five primary strategic priorities to support business growth: (1) building upon and defending our leadership position in specialty strategies and services for high-net-worth and institutional investors; (2) capitalizing on the current interest rate environment to grow our market position in floating-rate and short-duration fixed income strategies; (3) expanding our leadership position in responsible investing; (4) increasing our global investment capabilities and distribution reach outside the United States; and (5) positioning Eaton Vance to profit from a changing environment for the asset management industry.

In the first six months of fiscal 2019, we continued to experience strong growth in our Custom Beta strategies, which include Parametric Custom Core equity and Eaton Vance Management laddered municipal and corporate bond separate account strategies. These market-leading offerings combine the benefits of passive investing with the ability to customize portfolios to meet individual preferences and needs. Compared to index mutual funds and exchange-traded funds, Custom Core separate accounts can provide clients with the ability to tailor their market exposures to achieve better tax outcomes and to reflect client-specified responsible investing criteria and other desired portfolio tilts and exclusions. In the first six months of fiscal 2019, net inflows into our Custom Beta strategies offered as individual separate accounts totaled $7.8 billion, which equates to annualized internal growth in managed assets of 18 percent.

In our floating-rate bank loan strategies, we saw net outflows of $4.5 billion in the first six months of fiscal 2019, as investors reduced their exposure to floating-rate assets and below investment grade credits amid a changing economic outlook. Our lineup of fixed income mutual funds positioned as short- or ultra-short duration, short-term or adjustable-rate continued to demonstrate strong appeal to investors in the first six months of fiscal 2019. Among our leading funds in this category are the highly rated Eaton Vance Short-Duration Government Income and Eaton Vance Short-Duration Municipal Opportunities Funds, which had combined net inflows of $2.5 billion in the first six months of fiscal 2019.

Our leadership position in responsible investing continues to expand. The Calvert Funds are one of the largest and most diversified families of responsibly invested mutual funds, encompassing actively and passively managed equity, fixed and floating-rate income, and asset allocation strategies managed in accordance with the Calvert Principles for Responsible Investment or other responsible investment criteria. Since Calvert became part of Eaton Vance in December 2016, we have made significant progress growing managed assets in Calvert-branded investment strategies and positioning Calvert as a center for excellence in environmental, social and governance (ESG) research and engagement. Including the Atlanta Capital-subadvised Calvert Equity Fund, assets under management in Calvert strategies grew to $17.1 billion at April 30, 2019 from $14.7 billion at October 31, 2018, reflecting net inflows of $1.5 billion and market price appreciation of $1.0 billion. Calvert’s $1.5 billion of net inflows for the first six months of fiscal 2019 equates to annualized internal growth in managed assets of 20 percent.

While Calvert is the centerpiece of our responsible investment strategy, our commitment to responsible investing extends to other investment affiliates. Eaton Vance Management continues to integrate consideration of responsible investing criteria into the firm’s fundamental research processes, capitalizing on Calvert’s proprietary ESG research. Atlanta Capital also maintains a significant focus on responsible investing, and Parametric manages over $22 billion of client assets based on client-directed responsible investment criteria. On an overall basis, Eaton Vance is one of the largest participants in responsible investing, a position we are committed to growing in conjunction with rising demand for investment strategies that incorporate ESG-integrated investment research and/or are managed with a dual objective to achieve favorable investment returns and positive societal impact.

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

In February 2019, Eaton Vance Management, together with Eaton Vance Exchange-Traded Fund Trust, filed an exemptive application to permit the offering of exchange-traded funds (ETFs) that would employ a novel method of supporting efficient secondary market trading of fund shares, referred to as the “Clearhedge Method.” Because disclosure of current holdings would not be necessary under the Clearhedge Method, an ETF’s portfolio trading activity could remain confidential. In conjunction with filing the Clearhedge Method exemptive application, Eaton Vance formed a new wholly-owned subsidiary, Advanced Fund Solutions, to manage the development and commercialization of ETFs utilizing the Clearhedge Method and other fund-related intellectual property. Through licensing and services agreements, Eaton Vance and Advanced Fund Solutions seek to make the Clearhedge Method broadly available across the ETF industry, including actively managed and index-based ETFs.

As of April 30, 2019, 67 Calvert, Eaton Vance and Parametric-branded mutual funds offered in the U.S. were rated 4 or 5 stars by MorningstarTM for at least one class of shares, including 28 five-star rated funds. A good source of performance-related information for our funds is their websites, available at www.calvert.com and www.eatonvance.com. On our funds’ websites, investors can also obtain other current information about our funds, including investment objective and principal investment policies, portfolio characteristics, expenses and Morningstar ratings.

Consolidated Assets under Management

Prevailing equity and income market conditions and investor sentiment affect the sales and redemptions of our investment offerings, managed asset levels, operating results and the recoverability of our investments. During the second quarter and the first six months of fiscal 2019, the S&P 500 Index, a broad measure of U.S. equity market performance, had total returns of 9.5 percent and 9.8 percent, respectively, and the MSCI Emerging Market Index, a broad measure of emerging market equity performance, had total returns of 3.2 percent and 13.9 percent, respectively. Over the same periods, the Barclays U.S. Aggregate Bond Index, a broad measure of U.S. bond market performance, had total returns of 1.9 percent and 5.5 percent, respectively.

Consolidated assets under management of $469.9 billion on April 30, 2019 increased $29.8 billion, or 7 percent, from $440.1 billion of consolidated assets under management on April 30, 2018. The year-over-year increase in consolidated assets under management reflects net inflows of $11.9 billion and market price appreciation in managed assets of $17.9 billion.

The following tables summarize our consolidated assets under management by investment mandate, investment vehicle and investment affiliate. Within the investment mandate table, the “Portfolio implementation” category consists of Parametric Custom Core equity strategies and centralized portfolio management services, and the “Exposure management” category consists of Parametric’s futures- and options-based portfolio overlay services.

Consolidated Assets under Management by Investment Mandate(1)

	April 30,
(in millions)	2019	% of Total	2018	% of Total	% Change
Equity(2)	$125,869	27%	$117,757	27%	7%
Fixed income(3)	86,744	18%	74,024	17%	17%
Floating-rate income	39,750	8%	42,282	10%	-6%
Alternative	9,409	2%	13,506	3%	-30%
Portfolio implementation	125,391	27%	107,170	24%	17%
Exposure management	82,775	18%	85,333	19%	-3%
Total	$469,938	100%	$440,072	100%	7%

(1)	Consolidated Eaton Vance Corp. See table on page 60 for directly managed assets and flows of 49 percent-owned Hexavest, which are not included in the table above.
(2)	Includes balanced and other multi-asset mandates.
(3)	Includes cash management mandates.

Equity assets under management included $43.7 billion and $41.2 billion of assets managed for after-tax returns on April 30, 2019 and 2018, respectively. Portfolio implementation assets under management included $90.5 billion and $88.1 billion of assets managed for after-tax returns on April 30, 2019 and 2018, respectively. Fixed income assets included $48.5 billion and $42.1 billion of municipal income assets on April 30, 2019 and 2018, respectively.

Consolidated Assets under Management by Investment Vehicle(1)

	April 30,
(in millions)	2019	% of Total	2018	% of Total	% Change
Open-end funds	$104,367	22%	$101,682	23%	3%
Closed-end funds	24,503	5%	24,635	6%	-1%
Private funds(2)	42,092	9%	36,552	8%	15%
Institutional separate accounts	160,460	34%	163,816	37%	-2%
Individual separate accounts(3)	138,516	30%	113,387	26%	22%
Total	$469,938	100%	$440,072	100%	7%

(1)	Consolidated Eaton Vance Corp. See table on page 60 for directly managed assets and flows of 49 percent-owned Hexavest, which are not included in the table above.
(2)	Includes privately offered equity, fixed income and floating-rate income funds and CLO entities.
(3)	In the first quarter of fiscal 2019, the Company revised its classification of consolidated assets under management by investment vehicle to combine the formerly separate high-net-worth separate account and retail managed account categories into a single individual separate account category. The above presentation of prior year results has been revised for comparability purposes. The reclassification does not affect total consolidated assets under management for any period.

Consolidated Assets under Management by Investment Affiliate(1)

	April 30,		%
(in millions)	2019	2018	Change
Eaton Vance Management(2)	$184,603	$173,269	7%
Parametric	245,168	231,452	6%
Atlanta Capital(3)	25,766	23,593	9%
Calvert(3)	14,401	11,758	22%
Total	$469,938	$440,072	7%

(1)	Consolidated Eaton Vance Corp. See table on page 60 for directly managed assets and flows of 49 percent-owned Hexavest, which are not included in the table above.
(2)	Includes managed assets of Eaton Vance-sponsored funds and separate accounts managed by Hexavest and unaffiliated third-party advisers under Eaton Vance supervision.
(3)	Consistent with the Company's policies for reporting the managed assets and flows of investment portfolios for which multiple Eaton Vance affiliates have management responsibilities, the managed assets of Atlanta Capital indicated above include the assets of Calvert Equity Fund, for which Atlanta Capital serves as sub-adviser. The total managed assets of Calvert, including assets sub-advised by other Eaton Vance affiliates, were $17.1 billion and $14.0 billion as of April 30, 2019 and 2018, respectively.

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

Consolidated Average Assets under Management by Investment Mandate(1)

	Three Months Ended			Six Months Ended
	April 30,		%	April 30,		%
(in millions)	2019	2018	Change	2019	2018	Change
Equity(2)	$121,224	$119,051	2%	$118,208	$117,626	0%
Fixed income(3)	84,749	73,261	16%	82,249	72,447	14%
Floating-rate income	40,330	41,062	-2%	41,598	40,179	4%
Alternative	9,733	13,504	-28%	10,428	13,157	-21%
Portfolio implementation	120,163	107,607	12%	115,776	105,271	10%
Exposure management	80,011	86,108	-7%	78,859	86,623	-9%
Total	$456,210	$440,593	4%	$447,118	$435,303	3%

(1)	Consolidated Eaton Vance Corp. See table on page 60 for directly managed assets and flows of 49 percent-owned Hexavest, which are not included in the table above.
(2)	Includes balanced and other multi-asset mandates.
(3)	Includes cash management mandates.

Consolidated Average Assets under Management by Investment Vehicle(1)

	Three Months Ended			Six Months Ended
	April 30,		%	April 30,		%
(in millions)	2019	2018	Change	2019	2018	Change
Open-end funds	$102,096	$101,501	1%	$101,307	$100,244	1%
Closed-end funds	24,052	24,865	-3%	23,855	24,898	-4%
Private funds(2)	40,580	36,673	11%	39,668	36,081	10%
Institutional separate accounts	157,032	163,885	-4%	155,064	162,814	-5%
Individual separate accounts(3)	132,450	113,669	17%	127,224	111,266	14%
Total	$456,210	$440,593	4%	$447,118	$435,303	3%

(1)	Consolidated Eaton Vance Corp. See table on page 60 for directly managed assets and flows of 49 percent-owned Hexavest, which are not included in the table above.
(2)	Includes privately offered equity, fixed income and floating-rate income funds and CLO entities.
(3)	In the first quarter of fiscal 2019, the Company revised its classification of consolidated assets under management by investment vehicle to combine the formerly separate high-net-worth separate account and retail managed account categories into a single individual separate account category. The above presentation of prior year results has been revised for comparability purposes. The reclassification does not affect total consolidated average assets under management for any period.

Consolidated Net Flows

Consolidated net inflows of $4.6 billion and $6.1 billion in the second quarter and first six months of fiscal 2019, respectively, represent annualized internal growth in managed assets (consolidated net inflows divided by beginning of period consolidated assets under management) of 4 percent and 3 percent for the respective periods. For comparison, we had consolidated net inflows of $4.4 billion and $11.5 billion in the second quarter and first six months of fiscal 2018, respectively, representing annualized internal growth in managed assets of 4 percent and 5 percent for the respective periods. Excluding exposure management mandates, which have lower fees and more variable flows than the rest of our business, our annualized internal growth in managed assets was 3 percent in both the second quarter and first six months of fiscal 2019 and 9 percent and 8 percent in the second quarter and first six months of fiscal 2018, respectively.

The Company’s annualized internal management fee revenue growth rate (management fees attributable to consolidated inflows less management fees attributable to consolidated outflows, divided by beginning of period consolidated management fee revenue) was 1 percent in the second quarter of fiscal 2019, as the management fee revenue contribution from sales and other inflows exceeded the management fee revenue lost from redemptions and other outflows. The Company’s annualized internal management fee revenue growth rate was -1 percent in the first six months of fiscal 2019, as the management fee revenue lost from redemptions and other outflows exceeded the management fee revenue contribution from sales and other inflows. The Company’s annualized internal management fee revenue growth rate was 6 percent and 5 percent in the second quarter and first six months of fiscal 2018, respectively, as the management fee revenue contribution from sales and other inflows exceeded the management fee revenue lost from redemptions and other outflows.

The following tables summarize our consolidated assets under management and asset flows by investment mandate and investment vehicle:

Consolidated Assets under Management and Net Flows by Investment Mandate(1)

	Three Months Ended			Six Months Ended
	April 30,		%	April 30,		%
(in millions)	2019	2018	Change	2019	2018	Change
Equity assets - beginning of period(2)	$116,990	$122,595	-5%	$115,772	$113,472	2%
Sales and other inflows	5,050	5,913	-15%	11,270	11,789	-4%
Redemptions/outflows	(4,570)	(5,265)	-13%	(10,031)	(10,585)	-5%
Net flows	480	648	-26%	1,239	1,204	3%
Exchanges	150	(5)	NM (4)	42	(2)	NM
Market value change	8,249	(5,481)	NM	8,816	3,083	186%
Equity assets - end of period	$125,869	$117,757	7%	$125,869	$117,757	7%
Fixed income assets - beginning of period(3)	82,525	72,663	14%	77,844	70,797	10%
Sales and other inflows	8,352	6,164	35%	17,574	12,491	41%
Redemptions/outflows	(5,427)	(3,925)	38%	(11,480)	(7,862)	46%
Net flows	2,925	2,239	31%	6,094	4,629	32%
Exchanges	70	(7)	NM	396	11	NM
Market value change	1,224	(871)	NM	2,410	(1,413)	NM
Fixed income assets - end of period	$86,744	$74,024	17%	$86,744	$74,024	17%
Floating-rate income assets - beginning of period	40,943	39,793	3%	44,837	38,819	16%
Sales and other inflows	2,079	4,561	-54%	5,645	6,835	-17%
Redemptions/outflows	(3,657)	(2,205)	66%	(10,135)	(3,860)	163%
Net flows	(1,578)	2,356	NM	(4,490)	2,975	NM
Exchanges	(57)	18	NM	(323)	15	NM
Market value change	442	115	284%	(274)	473	NM
Floating-rate income assets - end of period	$39,750	$42,282	-6%	$39,750	$42,282	-6%
Alternative assets - beginning of period	9,991	13,248	-25%	12,139	12,637	-4%
Sales and other inflows	802	1,864	-57%	1,846	3,578	-48%
Redemptions/outflows	(1,275)	(1,344)	-5%	(4,539)	(2,378)	91%
Net flows	(473)	520	NM	(2,693)	1,200	NM
Exchanges	(149)	(2)	NM	(176)	(8)	NM
Market value change	40	(260)	NM	139	(323)	NM
Alternative assets - end of period	$9,409	$13,506	-30%	$9,409	$13,506	-30%
Portfolio implementation assets - beginning of period	115,435	110,442	5%	110,840	99,615	11%
Sales and other inflows	5,984	5,791	3%	13,471	10,899	24%
Redemptions/outflows	(4,721)	(3,542)	33%	(8,834)	(7,297)	21%
Net flows	1,263	2,249	-44%	4,637	3,602	29%
Exchanges	(21)	1	NM	54	(15)	NM
Market value change	8,714	(5,522)	NM	9,860	3,968	148%
Portfolio implementation assets - end of period	$125,391	$107,170	17%	$125,391	$107,170	17%
Exposure management assets - beginning of period	78,768	90,488	-13%	77,871	86,976	-10%
Sales and other inflows	14,559	15,083	-3%	31,681	37,735	-16%
Redemptions/outflows	(12,544)	(18,688)	-33%	(30,352)	(39,843)	-24%
Net flows	2,015	(3,605)	NM	1,329	(2,108)	NM
Market value change	1,992	(1,550)	NM	3,575	465	669%
Exposure management assets - end of period	$82,775	$85,333	-3%	$82,775	$85,333	-3%
Total assets under management - beginning of period	444,652	449,229	-1%	439,303	422,316	4%
Sales and other inflows	36,826	39,376	-6%	81,487	83,327	-2%
Redemptions/outflows	(32,194)	(34,969)	-8%	(75,371)	(71,825)	5%
Net flows	4,632	4,407	5%	6,116	11,502	-47%
Exchanges	(7)	5	NM	(7)	1	NM
Market value change	20,661	(13,569)	NM	24,526	6,253	292%
Total assets under management - end of period	$469,938	$440,072	7%	$469,938	$440,072	7%

(1)	Consolidated Eaton Vance Corp. See table on page 60 for directly managed assets and flows of 49 percent-owned Hexavest, which are not included in the table above.
(2)	Whenever presented, Equity assets include balanced and other multi-asset mandates.
(3)	Whenever presented, Fixed Income assets include cash management mandates.
(4)	Not meaningful (NM).

Consolidated Assets under Management and Net Flows by Investment Vehicle(1)

	Three Months Ended			Six Months Ended
	April 30,		%	April 30,		%
(in millions)	2019	2018	Change	2019	2018	Change
Funds - beginning of period(2)	$162,750	$164,554	-1%	$164,968	$156,853	5%
Sales and other inflows	10,510	11,796	-11%	24,233	22,312	9%
Redemptions/outflows	(9,399)	(8,672)	8%	(24,824)	(17,486)	42%
Net flows	1,111	3,124	-64%	(591)	4,826	NM
Exchanges	(7)	5	NM	(105)	1	NM
Market value change	7,108	(4,814)	NM	6,690	1,189	463%
Funds - end of period	$170,962	$162,869	5%	$170,962	$162,869	5%
Institutional separate accounts - beginning of period	155,224	169,406	-8%	153,996	159,986	-4%
Sales and other inflows	16,327	19,956	-18%	37,156	45,637	-19%
Redemptions/outflows	(16,499)	(21,733)	-24%	(38,828)	(45,067)	-14%
Net flows	(172)	(1,777)	-90%	(1,672)	570	NM
Exchanges	-	246	-100%	98	326	-70%
Market value change	5,408	(4,059)	NM	8,038	2,934	174%
Institutional separate accounts - end of period	$160,460	$163,816	-2%	$160,460	$163,816	-2%
Individual separate accounts - beginning of period(3)	126,678	115,269	10%	120,339	105,477	14%
Sales and other inflows	9,989	7,624	31%	20,098	15,378	31%
Redemptions/outflows	(6,296)	(4,564)	38%	(11,719)	(9,272)	26%
Net flows	3,693	3,060	21%	8,379	6,106	37%
Exchanges	-	(246)	-100%	-	(326)	-100%
Market value change	8,145	(4,696)	NM	9,798	2,130	360%
Individual separate accounts - end of period	$138,516	$113,387	22%	$138,516	$113,387	22%
Total assets under management - beginning of period	444,652	449,229	-1%	439,303	422,316	4%
Sales and other inflows	36,826	39,376	-6%	81,487	83,327	-2%
Redemptions/outflows	(32,194)	(34,969)	-8%	(75,371)	(71,825)	5%
Net flows	4,632	4,407	5%	6,116	11,502	-47%
Exchanges	(7)	5	NM	(7)	1	NM
Market value change	20,661	(13,569)	NM	24,526	6,253	292%
Total assets under management - end of period	$469,938	$440,072	7%	$469,938	$440,072	7%

(1)	Consolidated Eaton Vance Corp. See table on page 60 for directly managed assets and flows of 49 percent-owned Hexavest, which are not included in the table above.
(2)	Whenever presented, Fund assets include assets of cash management funds.
(3)	In the first quarter of fiscal 2019, the Company revised its classification of consolidated assets under management and net flows by investment vehicle to combine the formerly separate high-net-worth separate account and retail managed account categories into a single individual separate account category. The above presentation of prior year results has been revised for comparability purposes. The reclassification does not affect total consolidated assets under management or total consolidated net flows for any period.

As of April 30, 2019, our 49 percent-owned affiliate Hexavest managed $13.9 billion of client assets, down 12 percent from $15.8 billion of managed assets on April 30, 2018. Other than Eaton Vance-sponsored funds for which Hexavest is adviser or sub-adviser, the managed assets and flows of Hexavest are not included in Eaton Vance’s consolidated totals.

The following table summarizes assets under management and net flows of Hexavest:

Hexavest Assets under Management and Net Flows

	Three Months Ended			Six Months Ended
	April 30,		%	April 30,		%
(in millions)	2019	2018	Change	2019	2018	Change
Eaton Vance distributed:
Eaton Vance sponsored funds - beginning of period(1)	$177	$193	-8%	$159	$182	-13%
Sales and other inflows	4	5	-20%	44	10	340%
Redemptions/outflows	(3)	(11)	-73%	(28)	(17)	65%
Net flows	1	(6)	NM	16	(7)	NM
Market value change	6	(8)	NM	9	4	125%
Eaton Vance sponsored funds - end of period	$184	$179	3%	$184	$179	3%
Eaton Vance distributed separate accounts - beginning of period(2)	2,065	3,264	-37%	2,169	3,092	-30%
Sales and other inflows	3	62	-95%	24	140	-83%
Redemptions/outflows	(79)	(103)	-23%	(219)	(218)	0%
Net flows	(76)	(41)	85%	(195)	(78)	150%
Market value change	87	(136)	NM	102	73	40%
Eaton Vance distributed separate accounts - end of period	$2,076	$3,087	-33%	$2,076	$3,087	-33%
Total Eaton Vance distributed - beginning of period	2,242	3,457	-35%	2,328	3,274	-29%
Sales and other inflows	7	67	-90%	68	150	-55%
Redemptions/outflows	(82)	(114)	-28%	(247)	(235)	5%
Net flows	(75)	(47)	60%	(179)	(85)	111%
Market value change	93	(144)	NM	111	77	44%
Total Eaton Vance distributed - end of period	$2,260	$3,266	-31%	$2,260	$3,266	-31%
Hexavest directly distributed - beginning of period(3)	10,988	13,271	-17%	11,467	12,748	-10%
Sales and other inflows	700	311	125%	1,219	476	156%
Redemptions/outflows	(473)	(485)	-2%	(1,607)	(985)	63%
Net flows	227	(174)	NM	(388)	(509)	-24%
Market value change	419	(595)	NM	555	263	111%
Hexavest directly distributed - end of period	$11,634	$12,502	-7%	$11,634	$12,502	-7%
Total Hexavest assets - beginning of period	13,230	16,728	-21%	13,795	16,022	-14%
Sales and other inflows	707	378	87%	1,287	626	106%
Redemptions/outflows	(555)	(599)	-7%	(1,854)	(1,220)	52%
Net flows	152	(221)	NM	(567)	(594)	-5%
Market value change	512	(739)	NM	666	340	96%
Total Hexavest assets - end of period	$13,894	$15,768	-12%	$13,894	$15,768	-12%

(1)	Managed assets and flows of Eaton Vance-sponsored pooled investment vehicles for which Hexavest is adviser or sub-adviser. Eaton Vance receives management fees (and in some cases also distribution fees) on these assets, which are included in Eaton Vance's consolidated assets under management and flows.
(2)	Managed assets and flows of Eaton Vance-distributed separate accounts managed by Hexavest. Eaton Vance receives distribution fees, but not management fees, on these assets, which are not included in Eaton Vance's consolidated assets under management and flows.
(3)	Managed assets and flows of pre-transaction Hexavest clients and post-transaction Hexavest clients in Canada. Eaton Vance receives no management fees or distribution fees on these assets, which are not included in Eaton Vance's consolidated assets under management and flows.

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

Management believes that certain non-U.S. GAAP financial measures, specifically, adjusted net income attributable to Eaton Vance Corp. shareholders and adjusted earnings per diluted share, while not a substitute for U.S. GAAP financial measures, may be effective indicators of our performance over time. Non-U.S. GAAP financial measures should not be construed to be superior to U.S. GAAP measures. In calculating these non-U.S. GAAP financial measures, net income attributable to Eaton Vance Corp. shareholders and earnings per diluted share are adjusted to exclude items management deems non-operating or non-recurring in nature, or otherwise outside the ordinary course of business. These adjustments may include, when applicable, the add back of closed-end fund structuring fees, costs associated with special dividends, debt repayments and tax settlements, the tax impact of stock-based compensation shortfalls or windfalls, and non-recurring charges for the effect of tax law changes. Management and our Board of Directors, as well as certain of our outside investors, consider these adjusted numbers a measure of our underlying operating performance. Management believes adjusted net income attributable to Eaton Vance Corp. shareholders and adjusted earnings per diluted share are important indicators of our operations because they exclude items that may not be indicative of, or are unrelated to, our core operating results, and may provide a useful baseline for analyzing trends in our underlying business.

The following table provides a reconciliation of net income attributable to Eaton Vance Corp. shareholders and earnings per diluted share to adjusted net income attributable to Eaton Vance Corp. shareholders and adjusted earnings per diluted share, respectively:

	Three Months Ended			Six Months Ended
	April 30,		%	April 30,		%
(in thousands, except per share figures)	2019	2018	Change	2019	2018	Change
Net income attributable to Eaton Vance Corp. shareholders	$101,807	$96,601	5%	$188,608	$174,657	8%
Net excess tax benefit from stock-based compensation plans(1)	(277)	(1,878)	-85%	(3,226)	(13,740)	-77%
Revaluation of deferred tax amounts(2)	-	-	NM	-	21,653	-100%
Repatriation of undistributed earnings of foreign subsidiaries(3)	-	42	-100%	-	3,056	-100%
Loss on write-off of Hexavest option, net of tax(4)	-	-	NM	-	5,660	-100%
Adjusted net income attributable to Eaton Vance Corp. shareholders	$101,530	$94,765	7%	$185,382	$191,286	-3%

Earnings per diluted share	$0.89	$0.78	14%	$1.64	$1.41	16%
Net excess tax benefit from stock-based compensation plans	-	(0.01)	-100%	(0.03)	(0.11)	-73%
Revaluation of deferred tax amounts	-	-	NM	-	0.17	-100%
Repatriation of undistributed earnings of foreign subsidiaries	-	-	NM	-	0.02	-100%
Loss on write-off of Hexavest option, net of tax	-	-	NM	-	0.05	-100%
Adjusted earnings per diluted share	$0.89	$0.77	16%	$1.61	$1.54	5%

(1)	Reflects the impact of Accounting Standard Update (ASU) 2016-09, Improvements to Employee Share-Based Payment Accounting, which was adopted in the first quarter of fiscal 2018.
(2)	Reflects the revaluation of deferred tax assets and deferred tax liabilities resulting from the enactment of the Tax Cuts and Jobs Act (2017 Tax Act) on December 22, 2017.
(3)	Reflects the recognition of incremental tax expense related to the deemed repatriation of foreign earnings considered to be indefinitely reinvested abroad and not previously subject to U.S. taxation.
(4)	Reflects the $6.5 million loss recognized upon expiration of the Company's option to acquire an additional 26 percent ownership interest in Hexavest, net of the associated impact to taxes of $0.8 million.

The 5 percent increase in net income attributable to Eaton Vance Corp. shareholders in the second quarter of fiscal 2019 compared to the second quarter of fiscal 2018 is attributable primarily to the following:

•	A decrease in revenue of $0.8 million, primarily reflecting a decrease in distribution and underwriting fees, partially offset by an increase in management fees.
•	An increase in expenses of $4.7 million, reflecting increases in compensation and related costs, service fee expenses, amortization of deferred sales commissions, fund-related expenses and other operating expenses, partially offset by a decrease in distribution expense.
•	An increase in non-operating income of $25.6 million, primarily reflecting an increase in net gains and other investment income and an increase in income contribution from consolidated CLO entities.
•	An increase in income taxes of $3.0 million.
•	A decrease in equity in net income of affiliates, net of tax, of $0.4 million.
•	An increase in net income attributable to non-controlling and other beneficial interests of $11.5 million.

Weighted average diluted shares outstanding decreased by 9.5 million shares, or 8 percent, in the second quarter of fiscal 2019 compared to the second quarter of fiscal 2018, primarily reflecting share repurchases in excess of new shares issued upon the vesting of restricted stock awards and the exercise of employee stock options and a decrease in the dilutive effect of in-the-money options and unvested restricted stock awards due to lower market prices of the Company’s shares.

The 8 percent increase in net income attributable to Eaton Vance Corp. shareholders in the first six months of fiscal 2019 compared to the first six months of fiscal 2018 can be primarily attributed to the following:

•	A decrease in revenue of $14.7 million, primarily reflecting decreases in management fees and distribution and underwriting fees.
•	An increase in expenses of $5.5 million, reflecting increases in compensation and related costs, amortization of deferred sales commissions, fund-related expenses and other operating expenses, partially offset by a decrease in distribution and service fee expense.
•	An increase in non-operating income of $24.1 million, primarily reflecting an increase in net gains and other investment income and an increase in income contribution from consolidated CLO entities.
•	A decrease in income taxes of $18.0 million.
•	A decrease in equity in net income of affiliates, net of tax, of $1.4 million.
•	An increase in net income attributable to non-controlling and other beneficial interests of $6.5 million.

Weighted average diluted shares outstanding decreased by 9.1 million shares, or 7 percent, in the first six months of fiscal 2019 compared to the first six months of fiscal 2018, primarily reflecting share repurchases in excess of new shares issued upon the vesting of restricted stock awards and the exercise of employee stock options and a decrease in the dilutive effect of in-the-money options and unvested restricted stock awards due to lower market prices of the Company’s shares.

Revenue

The following table shows the components of our revenue:

	Three Months Ended			Six Months Ended
	April 30,		%	April 30,		%
(in thousands)	2019	2018(1)	Change	2019	2018(1)	Change
Management fees	$359,384	$356,076	1%	$710,134	$717,933	-1%
Distribution and underwriter fees	20,054	24,157	-17%	43,144	49,104	-12%
Service fees	29,586	29,453	0%	58,946	59,814	-1%
Other revenue	2,837	3,014	-6%	6,053	6,085	-1%
Total revenue	$411,861	$412,700	0%	$818,277	$832,936	-2%

(1)	Prior period amounts have been restated to reflect the Company’s retrospective adoption of ASU 2014-09, Revenue from Contracts with Customers, on November 1, 2018. Fund subsidies previously included as a component of fund-related expenses are now presented as a contra-revenue component of management fees. In addition, certain front-end load sales commissions that were previously reported on a net basis as a component of distribution expense are now reported on a gross basis in distribution and underwriter fee revenue and distribution expense.

Management fees

The increase in management fees in the second quarter of fiscal 2019 from the same period a year earlier is primarily attributable to an increase in consolidated average assets under management, partially offset by a decrease in our consolidated average management fee rates. The decrease in management fees in the first six months of fiscal 2019 from the same period a year earlier is primarily attributable to a decrease in our consolidated average annualized management fee rates, partially offset by an increase in consolidated average assets under management. Consolidated average assets under management increased by 4 percent and 3 percent in the second quarter and first six months of fiscal 2019 from the same periods a year earlier, respectively. Excluding performance-based fees, consolidated average annualized management fee rates decreased to 31.8 basis points for both the second quarter and first six months of fiscal 2019 from 32.8 basis points and 33.2 basis points in the second quarter and first six months of fiscal 2018, respectively. Performance-based fees contributed $1.8 million and $1.5 million in the second quarter and first six months of fiscal 2019, respectively, and were $(0.5) million and $(1.0) million in the second quarter and first six months of fiscal 2018, respectively. Changes in consolidated average annualized management fee rates for the compared periods primarily reflect a shift in the Company’s mix of business towards lower-fee mandates.

The following table shows consolidated average annualized management fee rates, excluding performance-based fees:

	Three Months Ended			Six Months Ended
	April 30,		%	April 30,		%
(in basis points on average managed assets)	2019	2018(1)	Change	2019	2018(1)	Change
Equity	57.1	58.6	-3%	56.9	59.3	-4%
Fixed income	33.0	35.1	-6%	33.2	35.6	-7%
Floating-rate income	50.0	50.7	-1%	49.9	50.9	-2%
Alternative	59.4	65.2	-9%	58.6	66.0	-11%
Portfolio implementation	14.7	14.1	4%	14.5	14.6	-1%
Exposure management	5.3	5.1	4%	5.2	5.1	2%
Consolidated average annualized management fee rates	31.8	32.8	-3%	31.8	33.2	-4%

(1)	Prior period management fee rates have been restated to reflect the Company's retrospective adoption of ASU 2014-09 on November 1, 2018. Fund subsidies previously included as a component of fund-related expenses are now presented as a contra-revenue component of management fees.

Consolidated average assets under management by investment mandate to which these fee rates apply can be found in the table, “Consolidated Average Assets under Management by Investment Mandate,” on page 56.

Distribution and underwriter fees

The following table shows fund distribution and underwriter fee revenue and other fund-related distribution income:

	Three Months Ended			Six Months Ended
	April 30,		%	April 30,		%
(in thousands)	2019	2018	Change	2019	2018	Change
Distribution fees:
Class A	$762	$822	-7%	$1,628	$1,693	-4%
Class B	32	96	-67%	76	220	-65%
Class C(1)	9,066	13,899	-35%	21,600	28,691	-25%
Class F	379	385	-2%	752	789	-5%
Class N	20	26	-23%	42	58	-28%
Class R	461	453	2%	907	920	-1%
Private funds	2,759	2,165	27%	5,257	4,172	26%
Total distribution fees	13,479	17,846	-24%	30,262	36,543	-17%
Underwriter commissions(1)	5,248	5,167	2%	9,293	10,351	-10%
Contingent deferred sales charges and other redemption fees(1)	181	106	71%	1,356	140	869%
Other distribution income(1)	1,146	1,038	10%	2,233	2,070	8%
Total distribution and underwriter fees	$20,054	$24,157	-17%	$43,144	$49,104	-12%

(1)	Prior period amounts have been restated to reflect the Company’s retrospective adoption of ASU 2014-09 on November 1, 2018. Certain front-end load sales commissions that were previously reported on a net basis as a component of distribution expense are now reported on a gross basis in distribution and underwriter fee revenue and distribution expense. In addition, contingent deferred sales commissions and other redemption fees that were previously recorded as a contra-asset component of deferred sales commissions are now recorded as a component of total distribution and underwriter fees.

Service fees

Fund service fee revenue was substantially unchanged in the second quarter of fiscal 2019 from the prior period a year earlier. Service fee revenue decreased 1 percent in the first six months of fiscal 2019 from the same period a year earlier, primarily reflecting a decrease in average assets in funds and fund share classes subject to service fees.

Other revenue

Other revenue, which consists primarily of fund shareholder servicing fees, miscellaneous dealer income, referral fees and consultancy fees, decreased 6 percent and 1 percent in the second quarter and first six months of fiscal 2019 from the same periods a year earlier, respectively, primarily reflecting decreases in miscellaneous dealer income and referral fees, partially offset by an increase in shareholder servicing fees and consultancy fees.

Expenses

The following table shows our operating expenses:

	Three Months Ended			Six Months Ended
	April 30,		%	April 30,		%
(in thousands)	2019	2018	Change	2019	2018	Change
Compensation and related costs	$153,542	$147,989	4%	$307,430	$303,037	1%
Distribution expense(1)	35,930	40,598	-11%	73,438	82,467	-11%
Service fee expense(1)	25,921	25,679	1%	51,438	52,520	-2%
Amortization of deferred sales commissions	5,571	4,428	26%	11,118	8,705	28%
Fund-related expenses(1)	9,960	9,358	6%	19,605	18,520	6%
Other expenses	53,764	51,962	3%	106,945	99,201	8%
Total expenses	$284,688	$280,014	2%	$569,974	$564,450	1%

(1)	Prior period amounts have been restated to reflect the Company’s retrospective adoption of ASU 2014-09, on November 1, 2018. Fund subsidies previously included as a component of fund-related expenses are now presented as a contra-revenue component of management fees. In addition, certain front-end load sales commissions that were previously reported on a net basis as a component of distribution expense are now reported on a gross basis in distribution and underwriter fee revenue and distribution expense.

Compensation and related costs

The following table shows our compensation and related costs:

	Three Months Ended			Six Months Ended
	April 30,		%	April 30,		%
(in thousands)	2019	2018	Change	2019	2018	Change
Base salaries and employee benefits	$72,153	$66,723	8%	$146,744	$135,015	9%
Stock-based compensation	22,012	20,786	6%	45,286	45,437	0%
Operating income-based incentives	42,099	42,676	-1%	80,989	86,263	-6%
Sales-based incentives	15,355	17,330	-11%	32,389	35,206	-8%
Other compensation expense	1,923	474	306%	2,022	1,116	81%
Total	$153,542	$147,989	4%	$307,430	$303,037	1%

Compensation expense increased by $5.6 million, or 4 percent, in the second quarter of fiscal 2019 from the same period a year earlier. The increase was driven primarily by (i) a $5.4 million increase in base salaries and employee benefits associated with increases in headcount and fiscal year-end merit adjustments; (ii) $1.6 million of one-time costs recognized in the second quarter of fiscal 2019 associated with employee terminations; and (iii) a $1.2 million increase in stock-based compensation expense. These increases were partially offset by a $2.0 million decrease in sales-based incentive compensation and a $0.6 million decrease in operating income-based bonus accruals.

Compensation expense increased by $4.4 million, or 1 percent, in the first six months of fiscal 2019 from the same period a year earlier. The increase was driven primarily by an $11.7 million increase in base salaries and employee benefits associated with increases in headcount and fiscal year-end merit adjustments and $1.6 million of one-time costs recognized in the second quarter of fiscal 2019 associated with employee terminations. These increases were partially offset by a $5.3 million decrease in operating income-based bonus accruals and a $2.8 million decrease in sales-based incentive compensation.

Distribution expense

The following table shows our distribution expense:

	Three Months Ended			Six Months Ended
	April 30,		%	April 30,		%
(in thousands)	2019	2018	Change	2019	2018	Change
Up-front sales commission expense(1)	$5,210	$4,826	8%	$9,051	$9,761	-7%
Distribution fees(1)	10,739	15,558	-31%	24,678	31,879	-23%
Closed-end fund dealer compensation payments	907	939	-3%	1,817	1,921	-5%
Intermediary marketing support payments	13,037	12,653	3%	24,990	25,187	-1%
Discretionary marketing expenses	4,065	4,561	-11%	8,912	9,538	-7%
Finder's fees	1,972	2,061	-4%	3,990	4,181	-5%
Total	$35,930	$40,598	-11%	$73,438	$82,467	-11%

(1)	Prior period amounts have been restated to reflect the Company’s retrospective adoption of the ASU 2014-09 on November 1, 2018. Certain front-end load sales commissions that were previously reported on a net basis as a component of distribution expense are now reported on a gross basis in distribution and underwriter fee revenue and distribution expense. In addition, certain fees were reclassified from service fee expense to distribution expense due to the nature of the fees.

Distribution expense decreased by $4.7 million, or 11 percent, in the second quarter of fiscal 2019, and decreased by $9.0 million, or 11 percent, in the first six months of fiscal 2019 versus the same periods a year earlier, primarily reflecting lower Class C distribution expenses driven by a decrease in average managed assets of Class C mutual fund shares. The decrease for the first six months of fiscal 2019 further reflects a $0.7 million decrease in up-front sales commission expense and a $0.6 million decrease in discretionary marketing expenses.

Service fee expense

Service fee expense increased by $0.2 million, or 1 percent, in the second quarter of fiscal 2019 from the same period a year earlier, reflecting higher private fund service fee payments, partially offset by lower Class C service fee payments. Service fee expense decreased by $1.1 million, or 2 percent, in the first six months of fiscal 2019 versus the same period a year earlier, reflecting lower Class C and Class A service fee payments, partially offset by higher private fund service fee payments.

Amortization of deferred sales commissions

Amortization expense increased by $1.1 million, or 26 percent, in the second quarter of fiscal 2019, and increased by $2.4 million, or 28 percent, in the first six months of fiscal 2019 versus the same periods a year earlier, primarily reflecting higher private fund and Class C commission amortization.

Fund-related expenses

Fund-related expenses increased by $0.6 million, or 6 percent, in the second quarter of fiscal 2019, and increased by $1.1 million, or 6 percent, in the first six months of fiscal 2019 compared to the same periods a year earlier, reflecting an increase in fund expenses borne by the Company on funds for which it earns an all-in fee and higher sub-advisory fees driven by increases in average managed assets in sub-advised funds.

Other expenses

The following table shows our other expenses:

	Three Months Ended			Six Months Ended
	April 30,		%	April 30,		%
(in thousands)	2019	2018	Change	2019	2018	Change
Information technology	$24,788	$22,141	12%	$48,197	$43,488	11%
Facilities-related	12,649	12,763	-1%	25,955	23,454	11%
Travel	4,430	4,814	-8%	8,904	8,753	2%
Professional services	5,037	4,530	11%	8,694	7,747	12%
Communications	1,469	1,444	2%	2,991	2,856	5%
Amortization of intangible assets	1,050	2,239	-53%	2,878	4,478	-36%
Other corporate expense	4,341	4,031	8%	9,326	8,425	11%
Total	$53,764	$51,962	3%	$106,945	$99,201	8%

Other expenses increased by $1.8 million, or 3 percent, in the second quarter of fiscal 2019, and increased by $7.7 million, or 8 percent, in the first six months of fiscal 2019 from the same periods a year earlier, primarily reflecting increases in information technology spending, attributable mainly to expenditures associated with the consolidation of our trading platforms, enhancements to Calvert’s research system, ongoing system maintenance costs and software consulting services, and higher professional services expenses, primarily driven by higher external legal costs. These increases were partially offset by a decrease in amortization expense related to certain intangible assets that were fully amortized during the first quarter of fiscal 2019. The increase for the first six months of fiscal 2019 further reflects an increase in facilities-related expenses, primarily attributable to the accelerated depreciation of certain leasehold improvements and an increase in rent associated with the move into newly leased office space in Seattle.

Non-operating Income (Expense)

The following table shows the main categories of non-operating income (expense):

	Three Months Ended			Six Months Ended
	April 30,		%	April 30,		%
(in thousands)	2019	2018	Change	2019	2018	Change
Gains (losses) and other investment income, net	$15,206	$(261)	NM	$21,039	$2,337	800%
Interest expense	(5,888)	(5,903)	0%	(12,019)	(11,810)	2%
Other income (expense) of consolidated CLO entities:
Gains and other investment income, net	21,794	1,259	NM	27,235	2,976	815%
Interest and other expense	(10,821)	(444)	NM	(19,157)	(538)	NM
Total non-operating income (expense)	$20,291	$(5,349)	NM	$17,098	$(7,035)	NM

Gains (losses) and other investment income, net, increased by $15.5 million in the second quarter of fiscal 2019 compared to the same period a year ago, reflecting an $11.5 million increase in net investment gains primarily attributable to investments in sponsored strategies and associated hedges and a $4.3 million increase in interest and other income, partially offset by a decrease in foreign currency gains of $0.3 million.

Interest expense in the second quarter of fiscal 2019 was substantially unchanged from the same period a year earlier.

The change in other income (expense) of consolidated CLO entities in the second quarter of 2019 compared to the same period a year earlier reflects a $10.2 million increase in income contribution from consolidated CLO entities, reflecting an increase in our economic interests in these entities. Our economic interests consist of changes in the fair market value of our investments in these entities, distributions received and management fees earned by the Company.

Gains (losses) and other investment income, net, increased by $18.7 million in the first six months of fiscal 2019 compared to the same period a year earlier, reflecting a $13.4 million increase in net investment gains primarily attributable to investments in sponsored strategies and associated hedges, a $5.0 million increase in interest and other income and a decrease in foreign currency losses of $0.3 million.

Interest expense increased by $0.2 million in the first six months of fiscal 2019 compared to the same period a year earlier. The increase is primarily attributable to the write-off of deferred financing costs associated with replacing the Company’s previous revolving credit facility with a new $300 million senior unsecured revolving credit facility on December 11, 2018. The new credit facility expires on December 11, 2023.

The change in other income (expense) of consolidated CLO entities in the first six months 2019 compared to the same period a year earlier reflects a $5.6 million increase in income contribution from consolidated CLO entities, reflecting an increase in our economic interests in these entities. Our economic interests consist of changes in the fair market value of our investments in these entities, distributions received and management fees earned by the Company.

Income Taxes

Our effective tax rate, calculated as a percentage of income before income taxes and equity in net income of affiliates, was 25.1 percent in the second quarter of fiscal 2019 and 26.7 percent in the second quarter of fiscal 2018.

Our income tax provision for the three and six months ended April 30, 2019 includes charges of $0.7 million and $1.3 million, respectively, associated with certain provisions of the 2017 Tax Act taking effect in fiscal 2019, relating principally to limitations on the deductibility of executive compensation.

Our income tax provision for the three and six months ended April 30, 2019 was reduced by net excess tax benefits of $0.3 million and $3.2 million, respectively, related to the exercise of employee stock options and vesting of restricted stock awards during those periods. During the three and six months ended April 30, 2018, our income tax provision was reduced by net excess tax benefits related to the exercise of employee stock options and vesting of restricted stock awards totaling $1.9 million and $13.7 million, respectively. Our income tax provision for the six months ended April 30, 2018 also included a non-recurring charge of $24.8 million to reflect the estimated effect of enactment of the 2017 Tax Act.

Our calculations of adjusted net income and adjusted earnings per diluted share remove the tax impact of stock-based compensation shortfalls or windfalls recognized in connection with the accounting guidance adopted in the first quarter of fiscal 2018. On this basis, our adjusted effective tax rate was 25.3 percent and 25.6 percent for the three and six months ended April 30, 2019, respectively.

Equity in Net Income of Affiliates, Net of Tax

Equity in net income of affiliates, net of tax, primarily reflects our 49 percent equity interest in Hexavest and our seven percent minority equity interest in a private equity partnership managed by a third party.

The following table summarizes the components of equity in net income of affiliates, net of tax:

	Three Months Ended			Six Months Ended
	April 30,		%	April 30,		%
(in thousands)	2019	2018	Change	2019	2018	Change
Investment in Hexavest, net of tax and amortization	$2,736	$2,802	-2%	$4,685	$5,606	-16%
Investment in private equity partnership, net of tax	(1)	311	NM	(2)	521	NM
Total	$2,735	$3,113	-12%	$4,683	$6,127	-24%

Net (Income) Loss Attributable to Non-controlling and Other Beneficial Interests

The following table summarizes the components of net income attributable to non-controlling and other beneficial interests:

	Three Months Ended			Six Months Ended
	April 30,		%	April 30,		%
(in thousands)	2019	2018	Change	2019	2018	Change
Consolidated sponsored funds	$(8,141)	$3,947	NM	$(10,563)	$(2,353)	349%
Majority-owned subsidiaries	(3,182)	(3,752)	-15%	(6,219)	(7,907)	-21%
Net (income) loss attributable to non-controlling and other beneficial interests	$(11,323)	$195	NM	$(16,782)	$(10,260)	64%

Net income attributable to non-controlling and other beneficial interests is not adjusted for taxes due to the underlying tax status of our consolidated majority-owned subsidiaries, which are treated as partnerships or other pass-through entities for tax purposes. The sponsored funds that we consolidate are registered investment companies or private funds that are also treated as pass-through entities for tax purposes.

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

The following table summarizes certain key financial data relating to our liquidity and capital resources and the uses of cash:

Balance Sheet and Cash Flow Data

	April 30,	October 31,
(in thousands)	2019	2018

Balance sheet data:
Assets:
Cash and cash equivalents	$525,040	$600,696
Management fees and other receivables	235,545	236,736
Total liquid assets	$760,585	$837,432

Investments	$975,177	$1,078,627

Liabilities:
Debt(1)	$625,000	$625,000

(1)	Represents the principal amount of debt outstanding. The carrying value of the debt, including debt issuance costs, was $620.1 million and $619.7 million as of April 30, 2019 and October 31, 2018, respectively.

	Six Months Ended
	April 30,
(in thousands)	2019	2018

Cash flow data:
Operating cash flows(1)	$219,656	$10,771
Investing cash flows	(367,687)	(104,000)
Financing cash flows	(86,252)	(3,210)

(1)	Prior period operating cash flows have been restated to reflect the Company's retrospective adoption of ASU 2016-18, Restricted Cash, on November 1, 2018. Please see Note 1, "Summary of Significant Accounting Policies" in Item 1, "Consolidated Financial Statements (unaudited)," for further detail.

Liquidity and Capital Resources

Liquid assets consist of cash and cash equivalents and management fees and other receivables. Cash and cash equivalents consist of cash and short-term, highly liquid investments that are readily convertible to cash. Management fees and other receivables primarily represent receivables due from sponsored funds and separately managed accounts for investment advisory and distribution services provided. Excluding those assets identified as assets of consolidated CLO entities, liquid assets represented 33 percent of total assets at both April 30, 2019 and October 31, 2018. Not included in the liquid asset amounts are $203.3 million and $273.3 million of highly liquid short-term debt securities with remaining maturities between three and 12 months at April 30, 2019 and October 31, 2018, respectively, which are included within investments on our Consolidated Balance Sheets. Our seed investments in consolidated funds and separate accounts are not treated as liquid assets because they may be longer term in nature.

On April 30, 2019, our debt consisted of $325 million in aggregate principal amount of 3.625 percent Senior Notes due in June 2023 and $300 million in aggregate principal amount of 3.5 percent Senior Notes due in April 2027.

We maintain a $300 million unsecured revolving credit facility with several banks that expires on December 11, 2023. The facility, which we entered into on December 11, 2018, provides that we may borrow at LIBOR-based rates of interest that vary depending on the level of usage of the facility and our credit ratings. The agreement contains financial covenants with respect to leverage and interest coverage and requires us to pay an annual commitment fee on any unused portion. We had no borrowings under our revolving credit facility at April 30, 2019 or at any point during the first six months of fiscal 2019. We were in compliance with all debt covenants as of April 30, 2019.

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

Recoverability of our Investments

Our $975.2 million of investments as of April 30, 2019 consisted of our 49 percent equity interest in Hexavest, positions in Company-sponsored funds and separate accounts entered into for investment and business development purposes, and certain other investments held at cost by the Company. Investments in consolidated funds and separate accounts and investments held directly by the Company are generally in liquid debt or equity securities and are carried at fair market value. We test our investments held at cost for impairment on a quarterly basis using qualitative factors. As of April 30, 2019 there were no indicators of impairment on our investments held at cost.

We test our investments in equity method investees, goodwill and indefinite-lived intangible assets for impairment in the fourth quarter of each fiscal year, or as facts and circumstances indicate that additional analysis is warranted. There have been no significant changes in financial condition in the first six months of fiscal 2019 that would indicate that an impairment loss exists at April 30, 2019.

We periodically review our deferred sales commissions and amortizing identifiable intangible assets for impairment as events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. There have been no significant changes in financial condition in the first six months of fiscal 2019 that would indicate that an impairment loss exists at April 30, 2019.

Operating Cash Flows

Cash provided by operating activities totaled $219.7 million in the first six months of fiscal 2019, compared to cash provided by operating activities of $10.8 million in the first six months of fiscal 2018. The year-over-year change primarily reflects an increase in net cash provided by the sale of short-term debt securities, a decrease in net outflows related to the investment activity of consolidated sponsored funds and separately managed accounts, an increase in net cash provided by the operating activities of consolidated CLO entities and a net increase as a result of the timing differences in the cash settlements of our other assets and liabilities.

Investing Cash Flows

Cash used for investing activities totaled $367.7 million in the first six months of fiscal 2019 and $104.0 million in the first six months of fiscal 2018. The year-over-year change primarily reflects a $274.0 million increase in net purchases of bank loans and other investments by our consolidated CLO entities and a $13.9 million increase in additions to equipment and leasehold improvements, partially offset by a $13.3 million decrease in net purchases of investments made by the Company in CLO entity note obligations and a $10.9 million increase in net proceeds from sale of investments. We anticipate that we will continue to invest in CLO entity note obligations while also taking advantage of opportunities to sell equity interests currently held in CLOs.

Financing Cash Flows

Cash used for financing activities totaled $86.3 million in the first six months of fiscal 2019. The Company used $196.7 million to repurchase and retire shares of our Non-Voting Common Stock under our current repurchase authorization, paid $18.1 million to acquire additional interests in Atlanta Capital and Parametric and received proceeds of $16.8 million related to the issuance of shares of our Non-Voting Common Stock in connection with the exercise of stock options and other employee stock purchases. As of April 30, 2019, we had authorization to purchase an additional 2.6 million shares of our Non-Voting Common Stock under our current share repurchase authorization. We anticipate that repurchases of our Non-Voting Common Stock will continue to be an ongoing use of cash.

Our dividends declared per share were $0.70 in the first six months of fiscal 2019 and we paid an additional $8.8 million of dividends in the first six months of fiscal 2019 versus the first six months of fiscal 2018. We currently expect to declare and pay quarterly dividends on our Voting and Non-Voting Common Stock comparable to the dividend declared in the second quarter of fiscal 2019. Cash provided by financing activities of consolidated CLO entities totaled $151.8 million in the first six months of fiscal 2019 and $77.1 million in the first six months of fiscal 2018. The year-over-year change reflects an increase in proceeds from the line of credit of a new warehouse CLO entity. In May 2019, upon the closing of the warehouse CLO entity and the securitization of a new CLO entity, the line of credit was paid off in full.

Contractual Obligations

We have future obligations under various contracts relating to debt, interest payments and operating leases. During the first six months ended April 30, 2019, there were no material changes to our contractual obligations as previously reported in our Annual Report on Form 10-K for the year ended October 31, 2018, except as discussed below.

We began consolidating a new warehouse CLO entity, CLO 2019-1, in the first quarter of fiscal 2019 that had borrowings under a non-recourse revolving line of credit as of April 30, 2019 of $151.8 million. The assets of our consolidated CLO entities are held solely as collateral to satisfy the obligations of each entity. In the event of default, recourse to the Company is limited to our investment in these entities. Upon the closing of the securitization of CLO 2019-1 in May 2019, the line of credit was paid off in full. For additional information, please see Notes 4 and 6 of our Notes to Consolidated Financial Statements contained in Part I, Item 1 of this Form 10-Q.

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

We have presented all redeemable non-controlling interests at redemption value on our Consolidated Balance Sheet as of April 30, 2019. We have recorded the current quarter change in the estimated redemption value of non-controlling interests redeemable at fair value as a component of additional paid-in capital. The estimated redemption value of our non-controlling interests totaled $340.2 million on April 30, 2019 compared to $335.1 million on October 31, 2018. These interests are all redeemable at fair value. Redeemable non-controlling interests as of April 30, 2019 consisted of profit interests granted under the long-term incentive plans of Parametric and Atlanta Capital of $48.5 million and $27.1 million, respectively, and non-controlling interests in Parametric issued in conjunction with the Parametric Risk Advisors LLC (Parametric Risk Advisors) final put option of $11.9 million. Additionally, redeemable non-controlling interests as of April 30, 2019 also included third-party investors’ ownership in consolidated sponsored funds of $252.7 million.

Foreign Subsidiaries

As of April 30, 2019, we consider the undistributed earnings of certain foreign subsidiaries to be indefinitely reinvested in foreign operations. We no longer consider the undistributed earnings of our Canadian subsidiary to be indefinitely reinvested in foreign operations. This change in assertion allowed the Canadian subsidiary to declare and pay a $65.2 million dividend to its U.S. parent company, which is a wholly-owned subsidiary of the Company, in April 2019. There was no financial statement impact related to this dividend as all previously undistributed earnings from the Canadian subsidiary were subject to taxation in fiscal 2018 due to the 2017 Tax Act. The dividend did however result in a tax expense reduction in the amount of $0.5 million due to a realized foreign exchange loss. As of April 30, 2019, we had approximately $12.4 million of undistributed earnings primarily from foreign operations in the United Kingdom that are not available to fund domestic operations or to distribute to shareholders unless repatriated. As a result of the 2017 Tax Act and foreign exchange rates as of April 30, 2019, there is no future tax liability with respect to undistributed earnings.

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

Item 4. Controls and Procedures

We evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2019. Disclosure controls and procedures are designed to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rule and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), to allow timely decisions regarding required disclosure. Our CEO and CFO participated in this evaluation and concluded that, as of April 30, 2019, our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting that occurred during the second quarter of our fiscal year ended October 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding purchases by the Company of our Non-Voting Common Stock on a monthly basis during the second quarter of fiscal 2019:

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
February 1, 2019 through February 28, 2019	47,620	$39.54	47,620	4,219,218
March 1, 2019 through March 31, 2019	810,000	$40.63	810,000	3,409,218
April 1, 2019 through April 30, 2019	806,354	$41.80	806,354	2,602,864
Total	1,663,974	$41.17	1,663,974	2,602,864

(1)	We announced a share repurchase program on October 24, 2018, which authorized the repurchase of up to 8,000,000 shares of our Non-Voting Common Stock in the open market and in private transactions in accordance with applicable securities laws. This repurchase plan is not subject to an expiration date.

Item 6. Exhibits

(a)	Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Materials from the Eaton Vance Corp. Quarterly Report on Form 10-Q for the quarter ended April 30, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) related Notes to the Consolidated Financial Statements, tagged in detail.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EATON VANCE CORP.
(Registrant)

DATE: June 5, 2019	/s/Laurie G. Hylton
(Signature)
Laurie G. Hylton
Chief Financial Officer

DATE: June 5, 2019	/s/Julie E. Rozen
(Signature)
Julie E. Rozen
Chief Accounting Officer

