Form 10-Q
period 2019-07-31
EATON VANCE CORP
filed 2019-09-06
CIK 350797

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended July 31, 2019

or

☐Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

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

Indicate by check-mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Outstanding as of July 31, 2019
Non-Voting Common Stock, $0.00390625 par value	113,042,392 shares
Voting Common Stock, $0.00390625 par value	422,935 shares

Eaton Vance Corp.

Form 10-Q

As of July 31, 2019 and for the

Three and Nine Month Periods Ended July 31, 2019

Part I - Financial Information

Item 1. Consolidated Financial Statements (unaudited)

Eaton Vance Corp.
Consolidated Balance Sheets (unaudited)

	July 31,	October 31,
(in thousands)	2019	2018

Assets

Cash and cash equivalents	$527,708	$600,696
Management fees and other receivables	234,146	236,736
Investments	1,044,026	1,078,627
Assets of consolidated collateralized loan obligation (CLO) entities:
Cash	87,755	216,598
Bank loans and other investments	1,706,350	874,304
Other assets	21,983	4,464
Deferred sales commissions	52,333	48,629
Deferred income taxes	37,197	45,826
Equipment and leasehold improvements, net	70,534	52,428
Intangible assets, net	76,957	80,885
Goodwill	259,681	259,681
Loan to affiliate	5,000	5,000
Other assets	95,195	95,454
Total assets	$4,218,865	$3,599,328

See notes to Consolidated Financial Statements.

Eaton Vance Corp.
Consolidated Balance Sheets (unaudited) (continued)

	July 31,	October 31,
(in thousands, except share data)	2019	2018

Liabilities, Temporary Equity and Permanent Equity

Liabilities:

Accrued compensation	$176,405	$233,836
Accounts payable and accrued expenses	78,504	91,410
Dividend payable	50,676	51,731
Debt	620,304	619,678
Liabilities of consolidated CLO entities:
Senior and subordinated note obligations	1,620,598	873,008
Other liabilities	81,175	154,185
Other liabilities	115,633	131,952
Total liabilities	2,743,295	2,155,800

Commitments and contingencies (Note 17)	nil	nil

Temporary Equity:

Redeemable non-controlling interests	346,163	335,097
Total temporary equity	346,163	335,097

Permanent Equity:

Voting Common Stock, par value $0.00390625 per share:
Authorized, 1,280,000 shares
Issued and outstanding, 422,935 and 422,935 shares,
respectively	2	2
Non-Voting Common Stock, par value $0.00390625 per share:
Authorized, 190,720,000 shares
Issued and outstanding, 113,042,392 and 116,527,845 shares,
respectively	442	455
Additional paid-in capital	-	17,514
Notes receivable from stock option exercises	(7,919)	(8,057)
Accumulated other comprehensive loss	(59,935)	(53,181)
Retained earnings	1,195,775	1,150,698
Total Eaton Vance Corp. shareholders' equity	1,128,365	1,107,431
Non-redeemable non-controlling interests	1,042	1,000
Total permanent equity	1,129,407	1,108,431
Total liabilities, temporary equity and permanent equity	$4,218,865	$3,599,328

See notes to Consolidated Financial Statements.

Eaton Vance Corp.
Consolidated Statements of Income (unaudited)
	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(in thousands, except per share data)	2019	2018	2019	2018
Revenue:
Management fees	$375,747	$368,961	$1,085,881	$1,086,894
Distribution and underwriter fees	21,281	24,738	64,425	73,842
Service fees	31,855	31,053	90,801	90,867
Other revenue	2,352	3,939	8,405	10,024
Total revenue	431,235	428,691	1,249,512	1,261,627
Expenses:
Compensation and related costs	158,642	152,921	466,072	455,958
Distribution expense	38,070	41,424	111,508	123,891
Service fee expense	28,037	27,074	79,475	79,594
Amortization of deferred sales commissions	5,644	4,637	16,762	13,342
Fund-related expenses	9,715	9,253	29,320	27,773
Other expenses	53,992	51,118	160,937	150,319
Total expenses	294,100	286,427	864,074	850,877
Operating income	137,135	142,264	385,438	410,750
Non-operating income (expense):
Gains and other investment income, net	14,846	7,131	35,885	9,468
Interest expense	(5,888)	(5,906)	(17,907)	(17,716)
Other income (expense) of consolidated CLO entities:
Gains and other investment income, net	18,260	1,847	45,495	4,823
Interest and other expense	(21,748)	(3,092)	(40,905)	(3,630)
Total non-operating income (expense)	5,470	(20)	22,568	(7,055)
Income before income taxes and equity in net
income of affiliates	142,605	142,244	408,006	403,695
Income taxes	(36,304)	(37,219)	(100,998)	(119,880)
Equity in net income of affiliates, net of tax	2,235	2,750	6,918	8,877
Net income	108,536	107,775	313,926	292,692
Net income attributable to non-controlling and
other beneficial interests	(6,315)	(5,981)	(23,097)	(16,241)
Net income attributable to Eaton Vance Corp. shareholders	$102,221	$101,794	$290,829	$276,451
Earnings per share:
Basic	$0.94	$0.89	$2.63	$2.40
Diluted	$0.90	$0.83	$2.54	$2.24
Weighted average shares outstanding:
Basic	109,111	114,610	110,553	115,157
Diluted	113,464	122,741	114,510	123,553

See notes to Consolidated Financial Statements.

Eaton Vance Corp.
Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(in thousands)	2019	2018	2019	2018

Net income	$108,536	$107,775	$313,926	$292,692
Other comprehensive income (loss):
Amortization of net losses on cash flow hedges,
net of tax	(23)	(25)	(73)	(75)
Unrealized gains (losses) on available-for-sale investments,
net of tax	-	(1,027)	-	5
Foreign currency translation adjustments	1,703	(4,585)	(2,967)	(2,566)
Other comprehensive income (loss), net of tax	1,680	(5,637)	(3,040)	(2,636)

Total comprehensive income	110,216	102,138	310,886	290,056
Comprehensive income attributable to non-controlling
and other beneficial interests	(6,315)	(5,981)	(23,097)	(16,241)
Total comprehensive income attributable to Eaton Vance
Corp. shareholders	$103,901	$96,157	$287,789	$273,815

See notes to Consolidated Financial Statements.

Eaton Vance Corp.
Consolidated Statements of Shareholders' Equity (unaudited)

	Three Months Ended July 31, 2019
	Permanent Equity								Temporary Equity
(in thousands)	Voting Common Stock	Non-Voting Common Stock	Additional Paid-In Capital	Notes Receivable from Stock Option Exercises	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-Redeemable Non- Controlling Interests	Total Permanent Equity	Redeemable Non-Controlling Interests
Balance, April 30, 2019	$2	$446	$-	$(7,820)	$(61,615)	$1,157,970	$1,049	$1,090,032	$340,176
Net income	-	-	-	-	-	102,221	494	102,715	5,821
Other comprehensive income (loss), net of tax	-	-	-	-	1,680	-	-	1,680	-
Dividends declared ($0.35 per share)	-	-	-	-	-	(39,626)	-	(39,626)	-
Issuance of Non-Voting Common Stock:
On exercise of stock options	-	1	11,371	(286)	-	-	-	11,086	-
Under employee stock purchase plans	-	-	1,606	-	-	-	-	1,606	-
Under employee stock purchase incentive plan	-	1	812	-	-	-	-	813	-
Stock-based compensation	-	-	23,420	-	-	-	-	23,420	-
Tax benefit (expense) associated with
non-controlling interests	-	-	(30)	-	-	-	-	(30)	-
Repurchase of Non-Voting Common Stock	-	(6)	(36,460)	-	-	(24,790)	-	(61,256)	-
Principal repayments on notes receivable
from stock option exercises	-	-	-	187	-	-	-	187	-
Net subscriptions (redemptions/distributions)
of non-controlling interest holders	-	-	-	-	-	-	(501)	(501)	15,529
Net consolidations (deconsolidations) of
sponsored investment funds	-	-	-	-	-	-	-	-	(16,082)
Changes in redemption value of non-controlling
interests redeemable at fair value	-	-	(719)	-	-	-	-	(719)	719
Balance, July 31, 2019	$2	$442	$-	$(7,919)	$(59,935)	$1,195,775	$1,042	$1,129,407	$346,163

See notes to Consolidated Financial Statements.

Eaton Vance Corp.
Consolidated Statements of Shareholders' Equity (unaudited) (continued)

	Three Months Ended July 31, 2018
	Permanent Equity								Temporary Equity
(in thousands)	Voting Common Stock	Non-Voting Common Stock	Additional Paid-In Capital	Notes Receivable from Stock Option Exercises	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-Redeemable Non- Controlling Interests	Total Permanent Equity	Redeemable Non-Controlling Interests
Balance, April 30, 2018	$2	$466	$124,814	$(9,376)	$(44,473)	$1,021,041	$853	$1,093,327	$335,301
Net income	-	-	-	-	-	101,794	785	102,579	5,196
Other comprehensive income (loss), net of tax	-	-	-	-	(5,637)	-	-	(5,637)	-
Dividends declared ($0.31 per share)	-	-	-	-	-	(36,690)	-	(36,690)	-
Issuance of Non-Voting Common Stock:
On exercise of stock options	-	-	6,127	(285)	-	-	-	5,842	-
Under employee stock purchase plans	-	-	1,619	-	-	-	-	1,619	-
Under employee stock purchase incentive plan	-	-	998	-	-	-	-	998	-
Stock-based compensation	-	-	22,791	-	-	-	-	22,791	-
Repurchase of Voting Common Stock	-	-	(171)	-	-	-	-	(171)	-
Repurchase of Non-Voting Common Stock	-	(5)	(76,632)	-	-	-	-	(76,637)	-
Principal repayments on notes receivable
from stock option exercises	-	-	-	318	-	-	-	318	-
Net subscriptions (redemptions/distributions)
of non-controlling interest holders	-	-	-	-	-	-	(807)	(807)	6,938
Net consolidations (deconsolidations) of
sponsored investment funds	-	-	-	-	-	-	-	-	(39,822)
Changes in redemption value of non-controlling
interests redeemable at fair value	-	-	(1,332)	-	-	-	-	(1,332)	1,332
Balance, July 31, 2018	$2	$461	$78,214	$(9,343)	$(50,110)	$1,086,145	$831	$1,106,200	$308,945

See notes to Consolidated Financial Statements.

Eaton Vance Corp.
Consolidated Statements of Shareholders' Equity (unaudited) (continued)

	Nine Months Ended July 31, 2019
	Permanent Equity								Temporary Equity
(in thousands)	Voting Common Stock	Non-Voting Common Stock	Additional Paid-In Capital	Notes Receivable from Stock Option Exercises	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-Redeemable Non- Controlling Interests	Total Permanent Equity	Redeemable Non-Controlling Interests
Balance, November 1, 2018	$2	$455	$17,514	$(8,057)	$(53,181)	$1,150,698	$1,000	$1,108,431	$335,097
Cumulative effect adjustment upon adoption
of new accounting standard (ASU 2016-01)	-	-	-	-	(3,714)	3,714	-	-	-
Net income	-	-	-	-	-	290,829	1,356	292,185	21,741
Other comprehensive income (loss), net of tax	-	-	-	-	(3,040)	-	-	(3,040)	-
Dividends declared ($1.05 per share)	-	-	-	-	-	(120,051)	-	(120,051)	-
Issuance of Non-Voting Common Stock:
On exercise of stock options	-	3	23,400	(534)	-	-	-	22,869	-
Under employee stock purchase plans	-	-	3,199	-	-	-	-	3,199	-
Under employee stock purchase incentive plan	-	1	4,201	-	-	-	-	4,202	-
Under restricted stock plan, net of forfeitures	-	7	-	-	-	-	-	7	-
Stock-based compensation	-	-	67,967	-	-	-	-	67,967	-
Tax benefit (expense) associated with
non-controlling interests	-	-	929	-	-	-	-	929	-
Repurchase of Non-Voting Common Stock	-	(24)	(115,347)	-	-	(129,415)	-	(244,786)	-
Principal repayments on notes receivable
from stock option exercises	-	-	-	672	-	-	-	672	-
Net subscriptions (redemptions/distributions)
of non-controlling interest holders	-	-	-	-	-	-	(1,342)	(1,342)	59,448
Net consolidations (deconsolidations) of
sponsored investment funds	-	-	-	-	-	-	-	-	(67,994)
Reclass to temporary equity	-	-	-	-	-	-	28	28	(28)
Purchase of non-controlling interests	-	-	-	-	-	-	-	-	(3,964)
Changes in redemption value of non-controlling
interests redeemable at fair value	-	-	(1,863)	-	-	-	-	(1,863)	1,863
Balance, July 31, 2019	$2	$442	$-	$(7,919)	$(59,935)	$1,195,775	$1,042	$1,129,407	$346,163

See notes to Consolidated Financial Statements.

Eaton Vance Corp.
Consolidated Statements of Shareholders' Equity (unaudited) (continued)

	Nine Months Ended July 31, 2018
	Permanent Equity								Temporary Equity
(in thousands)	Voting Common Stock	Non-Voting Common Stock	Additional Paid-In Capital	Notes Receivable from Stock Option Exercises	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-Redeemable Non- Controlling Interests	Total Permanent Equity	Redeemable Non-Controlling Interests
Balance, November 1, 2017	$2	$461	$148,284	$(11,112)	$(47,474)	$921,235	$864	$1,012,260	$250,823
Cumulative effect adjustment upon adoption
of new accounting standard (ASU 2016-09)	-	-	675	-	-	(523)	-	152	-
Net income	-	-	-	-	-	276,451	2,241	278,692	14,000
Other comprehensive income (loss), net of tax	-	-	-	-	(2,636)	-	-	(2,636)	-
Dividends declared ($0.93 per share)	-	-	-	-	-	(111,018)	-	(111,018)	-
Issuance of Non-Voting Common Stock:
On exercise of stock options	-	7	55,706	(1,060)	-	-	-	54,653	-
Under employee stock purchase plans	-	-	3,168	-	-	-	-	3,168	-
Under employee stock purchase incentive plan	-	-	4,347	-	-	-	-	4,347	-
Under restricted stock plan, net of forfeitures	-	6	-	-	-	-	-	6	-
Stock-based compensation	-	-	67,299	-	-	-	-	67,299	-
Tax benefit (expense) associated with
non-controlling interests	-	-	2,030	-	-	-	-	2,030	-
Repurchase of Voting Common Stock	-	-	(171)	-	-	-	-	(171)	-
Repurchase of Non-Voting Common Stock	-	(13)	(186,091)	-	-	-	-	(186,104)	-
Principal repayments on notes receivable
from stock option exercises	-	-	-	2,829	-	-	-	2,829	-
Net subscriptions (redemptions/distributions)
of non-controlling interest holders	-	-	-	-	-	-	(2,308)	(2,308)	75,872
Net consolidations (deconsolidations) of
sponsored investment funds	-	-	-	-	-	-	-	-	(40,310)
Reclass to temporary equity	-	-	-	-	-	-	34	34	(34)
Purchase of non-controlling interests	-	-	-	-	-	-	-	-	(8,439)
Changes in redemption value of non-controlling
interests redeemable at fair value	-	-	(17,033)	-	-	-	-	(17,033)	17,033
Balance, July 31, 2018	$2	$461	$78,214	$(9,343)	$(50,110)	$1,086,145	$831	$1,106,200	$308,945

See notes to Consolidated Financial Statements.

Eaton Vance Corp.
Consolidated Statements of Cash Flows (unaudited)
	Nine Months Ended
	July 31,
(in thousands)	2019	2018

Cash Flows From Operating Activities:
Net income	$313,926	$292,692
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	18,029	18,417
Amortization of deferred sales commissions	16,761	13,342
Stock-based compensation	67,967	67,299
Deferred income taxes	9,109	26,741
Net (gains) losses on investments and derivatives	(3,509)	9,930
Loss on expiration of Hexavest option	-	6,523
Equity in net income of affiliates, net of tax	(6,918)	(8,877)
Dividends received from affiliates	8,221	9,164
Consolidated CLO entities’ operating activities:
Net losses on bank loans, other investments and note obligations	3,400	1,581
Amortization of bank loan investments	(825)	-
Decrease in other assets, net of other liabilities	11,116	2,803
Increase in cash due to initial consolidation	19,009	51,278
Changes in operating assets and liabilities:
Management fees and other receivables	2,572	(18,620)
Short-term debt securities	23,300	(44,085)
Investments held by consolidated sponsored funds and separately
managed accounts	(17,998)	(166,109)
Deferred sales commissions	(20,457)	(24,435)
Other assets	7,316	20,058
Accrued compensation	(57,203)	(33,953)
Accounts payable and accrued expenses	(1,107)	15,325
Other liabilities	(12,797)	(611)
Net cash provided by operating activities	379,912	238,463

Cash Flows From Investing Activities:
Additions to equipment and leasehold improvements	(29,977)	(12,811)
Proceeds from sale of investments(1)	13,874	9,773
Purchase of investments(1)	(1,481)	(6,930)
Proceeds from sale of investments in CLO entity note obligations(1)	-	53,787
Purchase of investments in CLO entity note obligations(1)	(54,352)	(79,089)
Consolidated CLO entities’ investing activities:
Proceeds from sales of bank loans and other investments	352,375	99,621
Purchase of bank loans and other investments	(908,752)	(216,950)
Net cash used for investing activities	(628,313)	(152,599)

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

See notes to Consolidated Financial Statements.

Eaton Vance Corp.
Consolidated Statements of Cash Flows (unaudited) (continued)
	Nine Months Ended
	July 31,
(in thousands)	2019	2018
Cash Flows From Financing Activities:
Purchase of additional non-controlling interest	$(18,098)	$(20,818)
Line of credit issuance costs	(930)	-
Proceeds from issuance of Non-Voting Common Stock	30,277	62,174
Repurchase of Voting Common Stock	-	(171)
Repurchase of Non-Voting Common Stock	(257,922)	(186,104)
Principal repayments on notes receivable from stock
option exercises	672	2,829
Dividends paid	(121,083)	(109,542)
Net subscriptions received from (redemptions/distributions paid to)
non-controlling interest holders	57,997	73,632
Consolidated CLO entities’ financing activities:
Proceeds from line of credit	197,915	133,111
Repayment of line of credit	(197,915)	-
Issuance of senior and subordinated notes obligations	404,477	-
Net cash provided by (used for) financing activities	95,390	(44,889)
Effect of currency rate changes on cash and cash equivalents	(2,454)	(1,464)
Net increase (decrease) in cash, cash equivalents and restricted cash	(155,465)	39,511
Cash, cash equivalents and restricted cash, beginning of period	866,075	649,863
Cash, cash equivalents and restricted cash, end of period	$710,610	$689,374

Supplemental Cash and Restricted Cash Flow Information:
Cash paid for interest	$17,350	$17,221
Cash paid for interest by consolidated CLO entities	23,735	1,421
Cash paid for income taxes, net of refunds	92,944	96,218
Supplemental Schedule of Non-Cash Investing and Financing Transactions:
Increase in equipment and leasehold improvements
due to non-cash additions	$2,726	$206
Exercise of stock options through issuance of notes receivable	534	1,060
Decrease in non-controlling interests due to net consolidations
(deconsolidations) of sponsored investment funds	(67,994)	(40,310)
Decrease in bank loans and other investments of consolidated
CLO entities due to unsettled sales	18,514	-
Increase in bank loans and other investments of consolidated
CLO entities due to unsettled purchases	66,301	26,317
Initial Consolidation of CLO Entities:
Increase in bank loans and other investments	$410,853	$434,446
Increase in senior note obligations	391,080	464,347

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

Adoption of new accounting standards

The Company adopted the following accounting standards as of November 1, 2018:

•Revenue recognition – Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers

•Financial instruments – ASU 2016-01, Recognition and Measurement of Financial Assets and Liabilities

•Statement of cash flows – ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments

•Statement of cash flows – ASU 2016-18, Restricted Cash

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

The adoption of this guidance did not result in any significant changes to the timing of recognition and measurement of revenue or recognition of costs incurred to obtain and fulfill revenue contracts; however, the presentation of certain revenue and expense balances was affected. Notably, fund subsidies of $6.6 million and $18.3 million previously included as a component of fund-related expenses in the Consolidated Statements of Income for the three and nine months ended July 31, 2018, respectively, are now presented as a contra-revenue component of management fees. Separately, in applying the revised principal-versus-agent guidance to the Company’s various distribution contracts for certain classes of shares in sponsored funds with a front-end load commission pricing structure, the entire front-end load commission (including both the underwriting commission retained by the Company and the sales charge paid to the selling broker-dealer) is now presented gross within distribution and underwriting fee revenue and the sales charge paid to the selling broker-dealer is now presented within distribution expense in the Consolidated Statements of Income. Prior to the adoption of ASU 2014-09, only the underwriting commission retained by the Company was presented within distribution and underwriting fee revenue as the sales charge paid to the selling broker-dealer was recorded net. Accordingly, distribution and underwriter fees and distribution expense increased by approximately $4.6 million and $13.4 million for the three and nine months ended July 31, 2018, respectively, as a result of this change. Lastly, contingent deferred sales charges received, which were previously recorded as a reduction of deferred sales commission assets, are now being recorded as revenue within the distribution and underwriting fees line item in the Consolidated Statements of Income.

The following tables present the effect of the changes in presentation made to prior periods which are attributable to the retrospective adoption of ASU 2014-09:

	Three Months Ended
	July 31, 2018
(in thousands)	As Previously Reported	Reclassification	As Restated
Revenue:
Management fees	$374,553	$(5,592)	$368,961
Distribution and underwriter fees	20,099	4,639	24,738
Service fees	31,260	(207)	31,053
Other revenue	4,690	(751)	3,939
Total revenue	430,602	(1,911)	428,691
Expenses:
Compensation and related costs	152,921	-	152,921
Distribution expense	35,045	6,379	41,424
Service fee expense	28,760	(1,686)	27,074
Amortization of deferred sales
commissions	4,637	-	4,637
Fund-related expenses	15,857	(6,604)	9,253
Other expenses	51,118	-	51,118
Total expenses	288,338	(1,911)	286,427
Operating income	$142,264	$-	$142,264

	Nine Months Ended
	July 31, 2018
(in thousands)	As Previously Reported	Reclassification	As Restated
Revenue:
Management fees	$1,101,929	$(15,035)	$1,086,894
Distribution and underwriter fees	60,393	13,449	73,842
Service fees	91,935	(1,068)	90,867
Other revenue	12,018	(1,994)	10,024
Total revenue	1,266,275	(4,648)	1,261,627
Expenses:
Compensation and related costs	455,958	-	455,958
Distribution expense	105,219	18,672	123,891
Service fee expense	84,651	(5,057)	79,594
Amortization of deferred sales
commissions	13,342	-	13,342
Fund-related expenses	46,036	(18,263)	27,773
Other expenses	150,319	-	150,319
Total expenses	855,525	(4,648)	850,877
Operating income	$410,750	$-	$410,750

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

Statement of cash flows – restricted cash

This standard requires the inclusion of restricted cash and restricted cash equivalents (restricted cash) with cash and cash equivalents when reconciling the beginning and ending amounts on the Consolidated Statement of Cash Flows. Restricted cash includes cash held by consolidated sponsored funds and consolidated collateralized loan obligation (CLO) entities. The Company adopted this new guidance using a retrospective approach. Accordingly, previously reported net changes in the restricted cash balances of consolidated sponsored funds and consolidated CLO entities, which totaled $35.9 million for the nine months ended July 31, 2018, are no longer presented as a component of the Company’s net cash provided by operating activities for that period. Conversely, an increase in cash due to initial consolidation was added as a separate component of net cash provided by operating activities for the nine months ended July 31, 2018 to reflect the restricted cash balance of a CLO entity initially consolidated during that period. A reconciliation of cash, cash equivalents, and restricted cash for all balance sheet periods presented is included in Note 2.

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

Restricted cash

Restricted cash includes cash collateral required for margin accounts established to support derivative positions and other segregated cash to comply with certain regulatory requirements. Such derivatives are used to hedge certain investments in consolidated sponsored funds and separately managed accounts seeded for business development purposes (consolidated seed investments). Restricted cash also includes cash and cash equivalents held by consolidated sponsored funds and consolidated CLO entities, which are not available to the Company for its general operations.

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

Deferred sales commissions

Sales commissions paid to broker‐dealers in connection with the sale of certain classes of shares of sponsored funds are generally deferred and amortized over the period during which redemptions by the purchasing shareholder are subject to a contingent deferred sales charge, which does not exceed five years from purchase. Distribution fees and contingent deferred sales charges received from these funds are recorded in revenue as earned. Should the Company lose its ability to recover such sales commissions through earning distribution fees, the value of its deferred sales commission asset would immediately decline, as would related future cash flows.

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

Revenue recognition

The Company primarily earns revenue from providing asset management services, distribution and underwriter services and shareholder services to its sponsored fund and separate account customers through various contracts. Revenue is recognized for each distinct performance obligation identified in contracts with customers when the performance obligation has been satisfied by transferring services to a customer either over time or at a point in time (which is when the customer obtains control of the service). Revenue recognized is the amount of variable or fixed consideration allocated to the satisfied performance obligation that the Company expects to be entitled to in exchange for transferring such services to a customer (the transaction price). Variable consideration is included in the transaction price only when it is probable that a significant reversal of such revenue will not occur or when the uncertainty associated with the variable consideration is subsequently resolved (the constraint). The majority of the fees earned from providing asset management, distribution and shareholder services represent variable consideration as the revenue is largely dependent on the total value and composition of assets under management. The total value of assets under management fluctuates with the financial markets. These fees are constrained and excluded from the transaction price until the asset values on which the customer is billed are calculated and the value of consideration is measurable and no longer subject to financial market volatility.

The timing of when the Company bills its customers and related payment terms vary in accordance with the agreed-upon contractual terms. A majority of the Company’s clients are billed after the service is performed, which results in the recording of accounts receivable and accrued revenue. Deferred revenue is recorded in instances where a client is billed in advance.

Management fees

The Company is entitled to receive management fees in exchange for asset management services provided to sponsored funds and separate accounts established for retail clients (either directly or indirectly through various third-party financial intermediaries that sponsor various active asset management and model-based active asset management investment programs), high net worth clients and institutional clients. Management fees from sponsored funds are calculated principally as a percentage of average daily net assets, are earned daily upon completion of investment advisory and administrative service performance obligations, and are typically paid monthly from the assets of the fund. Management fees from separate accounts are calculated as a percentage of either beginning, average or ending monthly or quarterly net assets, are earned daily, and are typically paid either monthly or quarterly from the assets of the separate account. Performance fees related to certain fund and separate account management contracts are generated when specific performance hurdles are met during the performance period.

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

New Accounting Standards Not Yet Adopted

Leases

In February 2016, the Financial Accounting Standards Board (FASB) issued new guidance for the accounting for leases, which requires a lessee to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases with a lease term of more than 12 months. Leases will continue to be classified as either financing or operating, with classification affecting the recognition, measurement and presentation of expenses and cash flows arising from a lease. The new guidance is effective for the Company’s fiscal year that begins on November 1, 2019. The Company will apply a modified retrospective approach to adoption without restating comparative periods.

The Company’s leases primarily include non-cancellable operating leases for office space and equipment. The Company will elect practical expedients that are intended to reduce the complexity of adoption and result in no requirement to reassess the following: whether an arrangement is or contains a lease, the classification of the lease, the recognition requirement for initial direct costs, and assumptions regarding renewal options that affect the lease term. The Company is evaluating the impact of the new guidance on the Consolidated Balance Sheet where the Company will be recording a right-of-use asset and lease liability for all of its operating leases. The lease liability will be initially measured at the present value of the future lease payments. The new guidance is not expected to have a significant impact on our results of operations or cash flows because the operating lease costs will continue to be recognized on a straight-line basis over the remaining lease term and lease payments will continue to be classified within operating activities in the Consolidated Statement of Cash Flows. The Company is in the process of finalizing its lease population and extracting relevant information from identified lease arrangements, evaluating the discount rate that will be used to measure lease liabilities at the date of initial application, implementing software to comply with the new guidance and developing and implementing appropriate changes to our internal processes and controls.

2. Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Company’s Consolidated Balance Sheets that equal the total of the same such amounts presented in the Consolidated Statements of Cash Flows:

	July 31,	October 31,
(in thousands)	2019	2018
Cash and cash equivalents	$527,708	$600,696
Restricted cash of consolidated sponsored funds
included in investments	72,461	33,525
Restricted cash included in assets of consolidated CLO entities, cash	87,755	216,598
Restricted cash included in other assets	22,686	15,256
Total cash, cash equivalents and restricted cash presented
in the Consolidated Statement of Cash Flows	$710,610	$866,075

3.  Investments

The following is a summary of investments:

(in thousands)	July 31,2019	October 31,2018
Investments held at fair value:
Short-term debt securities	$250,088	$273,320
Debt and equity securities held by consolidated sponsored funds	551,142	540,582
Debt and equity securities held in separately managed accounts	72,176	89,121
Non-consolidated sponsored funds and other	8,291	10,329
Total investments held at fair value	881,697	913,352
Investments held at cost	20,904	20,874
Investments in non-consolidated CLO entities	1,251	2,895
Investments in equity method investees	140,174	141,506
Total investments(1)(2)	$1,044,026	$1,078,627

(1)	Excludes bank loans and other investments held by consolidated CLO entities, which are discussed in Note 4.
(2)	Amounts at July 31, 2019 reflect the adoption of ASU 2016-01. Amounts at October 31, 2018 reflect accounting guidance prior to the adoption of ASU 2016-01. See Note 1 for further information.

Investments held at fair value

The Company recognized gains (losses) related to debt and equity securities held at fair value within gains and other investment income, net, on the Company’s Consolidated Statements of Income as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(in thousands)	2019	2018	2019	2018
Realized gains (losses) on securities sold	$(298)	$1,272	$(531)	$7,396
Unrealized gains (losses) on investments
held at fair value	3,156	(3,433)	14,532	(10,407)
Net gains (losses) on investments held at fair value(1)	$2,858	$(2,161)	$14,001	$(3,011)

(1)

Amounts for the three and nine months ended July 31, 2019 reflect the adoption of ASU 2016-01. The prior period gains and losses arising from changes in the fair value of investments reflect accounting guidance prior to the adoption of ASU 2016-01. See Note 1 for further information.

Investments held at cost

Investments held at cost primarily include the Company’s equity investment in a wealth management technology firm. At both July 31, 2019 and 2018, there were no indicators of impairments related to investments carried at cost.

Investments in non-consolidated CLO entities

The Company provides investment management services for, and has made direct investments in, CLO entities that it does not consolidate, as described further in Note 4. At July 31, 2019 and October 31, 2018, combined assets under management in the pools of non-consolidated CLO entities were $0.4 billion and $0.8 billion, respectively.

The Company did not recognize any impairment losses related to the Company’s investments in non-consolidated CLO entities for the three and nine months ended July 31, 2019. During both the three and nine months ended July 31, 2018, the Company recognized $0.2 million of other-than temporary impairment losses.

Investments in equity method investees

The Company has a 49 percent equity interest in Hexavest Inc. (Hexavest), a Montreal, Canada-based investment adviser. The carrying value of this investment consisted of the following:

(in millions)	July 31,2019	October 31,2018
Equity in net assets of Hexavest	$5.7	$6.0
Definite-lived intangible assets	20.0	21.3
Goodwill	116.4	116.4
Deferred tax liability	(5.4)	(5.7)
Total carrying value	$136.7	$138.0

The Company’s investment in Hexavest is denominated in Canadian dollars and is subject to foreign currency translation adjustments, which are recorded in accumulated other comprehensive income (loss). Changes in the carrying value of goodwill is entirely attributable to foreign currency translation adjustments.

The Company also has a seven percent equity interest in a private equity partnership managed by a third party that invests in companies in the financial services industry. At both July 31, 2019 and October 31, 2018, the carrying value of this investment was $3.5 million.

The Company did not recognize any impairment losses related to its investments in equity method investees for the three or nine month periods ended July 31, 2019 or 2018.

During the nine months ended July 31, 2019 and 2018, the Company received dividends of $8.2 million and $9.2 million, respectively, from its investments in equity method investees.

4.  Variable Interest Entities (VIEs)

Investments in VIEs that are consolidated

In the normal course of business, the Company maintains investments in sponsored entities that are considered VIEs to support their launch and marketing. The Company consolidates these sponsored entities if it is the primary beneficiary of the VIE.

Consolidated sponsored funds

The Company invests in investment companies that meet the definition of a VIE. Underlying investments held by consolidated sponsored funds consist of debt and equity securities and are included in the reported amount of investments on the Company’s Consolidated Balance Sheets at July 31, 2019 and October 31, 2018. Net investment income or (loss) related to consolidated sponsored funds was included in gains and other investment income, net, on the Company’s Consolidated Statements of Income for all periods presented. The impact of consolidated sponsored funds’ net income or (loss) on net income attributable to Eaton Vance Corp. shareholders was reduced by amounts attributable to non-controlling interest holders, which are recorded in net income attributable to non-controlling and other beneficial interests on the Company’s Consolidated Statements of Income for all periods presented. The extent of the Company’s exposure to loss with respect to a consolidated sponsored fund is limited to the amount of the Company’s investment in the sponsored fund and any uncollected management and performance fees. The Company is not obligated to provide financial support to sponsored funds. Only the assets of a sponsored fund are available to settle its obligations. Beneficial interest holders of sponsored funds do not have recourse to the general credit of the Company.

The following table sets forth the balances related to consolidated sponsored funds as well as the Company’s net interest in these funds:

(in thousands)	July 31,2019	October 31,2018
Investments	$551,142	$540,582
Other assets	30,626	15,471
Other liabilities	(38,847)	(57,286)
Redeemable non-controlling interests	(258,207)	(244,970)
Net interest in consolidated sponsored funds	$284,714	$253,797

Consolidated CLO entities

As of July 31, 2019, the Company deemed itself to be the primary beneficiary of four non-recourse securitized CLO entities, namely, Eaton Vance CLO 2019-1 (CLO 2019-1), Eaton Vance CLO 2013-1 (CLO 2013-1), Eaton Vance CLO 2018-1 (CLO 2018-1) and Eaton Vance CLO 2014-1R (CLO 2014-1R). As of October 31, 2018, the Company deemed itself to be the primary beneficiary of three non-recourse securitized CLO entities, namely, CLO 2018-1, CLO 2014-1R and Eaton Vance CLO 2014-1 (CLO 2014-1). In the first quarter of fiscal 2019, the Company received a final distribution from CLO 2014-1 of $1.9 million related to the residual assets held by the entity as of October 31, 2018.

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

Eaton Vance CLO 2019-1

The Company established CLO 2019-1 as a warehousing phase CLO entity on January 3, 2019. The Company entered into a credit facility agreement with a third-party lender to provide CLO 2019-1 with a $160.0 million non-recourse revolving line of credit upon inception of the entity. The Company contributed a total of $40.0 million in capital to the CLO 2019-1 warehouse, which it used along with the proceeds from the revolving line of credit to accumulate a portfolio of commercial bank loan investments for eventual securitization.

In the second quarter of fiscal 2019, CLO 2019-1 entered the securitization phase. Contemporaneous with the close of the CLO 2019-1 securitization on May 15, 2019, the proceeds from the issuance of senior and subordinated note obligations were used to purchase the portfolio bank loans held by the CLO 2019-1 warehouse, repay the third-party revolving line of credit provided to the CLO 2019-1 warehouse and return the Company’s total capital contributions in the warehouse of $40 million. The Company acquired 100 percent of the subordinated notes issued by CLO 2019-1 at closing for $28.9 million and will provide collateral management services to this CLO entity in exchange for a collateral management fee. The Company deemed itself to be the primary beneficiary of CLO 2019-1 upon acquiring 100 percent of the subordinated interests of CLO 2019-1 on May 15, 2019 and began consolidating the entity as of that date.

Eaton Vance CLO 2013-1

As of October 31, 2018, the Company held 100 percent of the Class E senior notes of CLO 2013-1 as an investment in non-consolidated CLO entities with a carrying value of $1.4 million. The Company is the collateral manager of CLO 2013-1. On May 1, 2019, the Company purchased 100 percent of the subordinated interests of CLO 2013-1 for $25.4 million. The Company deemed itself to be the primary beneficiary of CLO 2013-1 upon acquiring 100 percent of the subordinated interests of the entity on May 15, 2019 and began consolidating CLO 2013-1 as of that date.

Subsequent event – CLO 2013-1 refinancing

On August 9, 2019, CLO 2013-1 refinanced certain tranches of its senior note obligations. Contemporaneous with the close of the refinancing, the proceeds from the issuance of new senior note obligations were used to redeem certain tranches of the old senior note obligations of CLO 2013-1. The senior and subordinated note tranches held by the Company were not impacted by the refinancing, and the Company continues to serve as collateral manager of the entity. Accordingly, the Company continues to deem itself as the primary beneficiary of CLO 2013-1 as it has both power and economics and will continue to consolidate the entity.

Eaton Vance CLO 2018-1

CLO 2018-1 was securitized on October 24, 2018. As of July 31, 2019, the Company continues to hold approximately 93 percent of the subordinated notes that were issued by CLO 2018-1 at closing and is still serving as the collateral manager of the entity. The Company deemed itself to be the primary beneficiary of CLO 2018-1 upon acquiring 93 percent of the subordinated interests of the entity on October 24, 2018 and began consolidating CLO 2018-1 as of that date.

Eaton Vance CLO 2014-1R

CLO 2014-1R was securitized on August 23, 2018. As of July 31, 2019, the Company continues to hold 100 percent of the subordinated notes that were issued by CLO 2014-1R at closing and is still serving as the collateral manager of the entity. The Company deemed itself to be the primary beneficiary of CLO 2014-1R upon acquiring 100 percent of the subordinated interests of the entity on August 23, 2018 and began consolidating CLO 2014-1R as of that date.

The Company elected to apply the measurement alternative to ASC 820 for collateralized financing entities upon the initial consolidation and for the subsequent measurement of the securitized CLO entities consolidated by the Company (collectively, the consolidated securitized CLO entities). The Company determined that the fair value of the financial assets of these entities is more observable than the fair value of the financial liabilities. Through the application of the measurement alternative, the fair value of the financial liabilities of these entities are measured as the difference between the fair value of the financial assets and the fair value of the Company’s beneficial interests in these entities, which include the subordinated interests held by the Company and any accrued management fees due to the Company. The fair value of the subordinated notes held by the Company is determined primarily based on an income approach, which projects the cash flows of the CLO assets using projected default, prepayment, recovery and discount rates, as well as observable assumptions about market yields, callability and other market factors. An appropriate discount rate is then applied to determine the discounted cash flow valuation of the subordinated notes. Aggregate disclosures for the securitized CLO entities consolidated by the Company as of July 31, 2019 and October 31, 2018 are provided below.

The Company did not consolidate any warehousing phase CLO entities as of July 31, 2019 or October 31, 2018. The following table presents the balances attributable to the consolidated securitized CLO entities included in the Company’s Consolidated Balance Sheets:

	July 31,	October 31,
(in thousands)	2019	2018
Assets of consolidated CLO entities:
Cash	$87,755	$216,598
Bank loans and other investments	1,706,350	874,304
Receivable for pending bank loan sales	18,514	2,535
Other assets	3,469	1,929
Liabilities of consolidated CLO entities:
Senior and subordinated note obligations	1,620,598	873,008
Payable for pending bank loan purchases	66,301	152,152
Other liabilities	14,874	2,033
Total beneficial interests	$114,315	$68,173

Although the Company’s beneficial interests in the consolidated securitized CLO entities are eliminated upon consolidation, the application of the measurement alternative results in the Company’s total beneficial interests in these entities of $114.3 million and $68.2 million at July 31, 2019 and October 31, 2018, respectively, being equal to the net amount of the consolidated CLO entities’ assets and liabilities included on the Company’s Consolidated Balance Sheets, as shown above.

As of July 31, 2019 and October 31, 2018, there were no bank loan investments in default and no unpaid principal balances of such loans that were 90 days or more past due or in non-accrual status. Additional disclosure of the fair values of assets and liabilities of consolidated CLO entities that are measured at fair value on a recurring basis is included in Note 6.

The following table presents the balances attributable to consolidated warehouse CLO entities included in the Company’s Consolidated Statements of Income:

	Consolidated Warehouse CLO Entities
	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(in thousands)	2019	2018	2019	2018
Other income (expense) of consolidated
CLO entities:
Gains (losses) and other investment
income, net	$(1,994)	$1,907	$3,308	$4,883
Interest and other expense	(258)	(999)	(1,490)	(1,537)
Net gain (loss) attributable to the Company	$(2,252)	$908	$1,818	$3,346

The following table presents the balances attributable to consolidated securitized CLO entities included in the Company’s Consolidated Statements of Income:

	Consolidated Securitized CLO Entities
	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(in thousands)	2019	2018	2019	2018
Other income (expense) of consolidated
CLO entities:
Gains (losses) and other investment
income, net	$20,254	$(60)	$42,187	$(60)
Interest and other expense	(21,490)	(2,093)	(39,415)	(2,093)
Net gain (loss) attributable to the Company	$(1,236)	$(2,153)	$2,772	$(2,153)

As summarized in the table below, the application of the measurement alternative results in the Company's earnings from the consolidated securitized CLO entities subsequent to initial consolidation, as shown above, to be equivalent to the Company's own economic interests in these entities:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(in thousands)	2019	2018	2019	2018
Economic interests in Consolidated Securitized
CLO Entities:
Distributions received and unrealized gains
(losses) on the senior and subordinated
interests held by the Company	$(2,943)	$(2,390)	$(1,072)	$(2,390)
Management fees	1,707	237	3,844	237
Total economic interests	$(1,236)	$(2,153)	$2,772	$(2,153)

Other entityAs of October 31, 2018, the Company held variable interests in, and was deemed to be the primary beneficiary of, a privately offered equity fund that was seeded towards the end of fiscal 2018. The Company’s variable interests consisted of a $10,000 investment in the fund and a promissory note that enabled the fund to borrow up to $25.0 million from the Company. As of October 31, 2018, the Company’s risk of loss with respect to this entity was limited to the Company’s investment in the fund and the outstanding borrowings under the promissory note of $3.7 million. The Company invested an additional $10,000 upon launching of the fund in December 2018, at which time the total outstanding borrowings were repaid to the Company and the promissory note was canceled on January 14, 2019. As of July 31, 2019 the Company’s variable interest in the fund is limited to its $20,000 investment in the fund. The Company is no longer the primary beneficiary of the fund as it no longer has an obligation to absorb losses of, or the right to receive benefits from, the fund that could potentially be significant to the entity.

Investments in VIEs that are not consolidated

Sponsored funds

The Company classifies its investments in certain sponsored funds that are considered VIEs as equity securities when it is not considered the primary beneficiary of these VIEs. The Company provides aggregated disclosures with respect to these non-consolidated sponsored fund VIEs in Notes 3 and 6.

Non-consolidated CLO entities

The Company is not deemed the primary beneficiary of certain CLO entities in which it holds variable interests. In developing its conclusion that it is not the primary beneficiary of these entities, the Company determined that although it has variable interests in each CLO by virtue of its beneficial ownership interests in the CLO entities, these interests neither individually nor in the aggregate represent an obligation to absorb losses of, or a right to receive benefits from, any such entity that could potentially be significant to that entity.

The Company’s maximum exposure to loss with respect to these non-consolidated CLO entities is limited to the carrying value of its investments in, and collateral management fees receivable from, these entities as of July 31, 2019. Collateral management fees receivable for these entities totaled $0.1 million on both July 31, 2019 and October 31, 2018. Investors in these CLO entities have no recourse against the Company for any losses sustained in the CLO structures. The Company did not provide any financial or other support to these entities that it was not previously contractually required to provide in any of the fiscal years presented. Income from these entities is recorded as a component of gains (losses) and other investment income, net, in the Company’s Consolidated Statements of Income, based upon projected investment yields. Additional information regarding the Company’s investment in non-consolidated CLO entities, as well as the combined assets under management in the pools of non-consolidated CLO entities, is included in Note 3.

Other entities

The Company holds variable interests in, but is not deemed to be the primary beneficiary of, certain sponsored privately offered equity funds with total assets of $25.3 billion and $21.8 billion on July 31, 2019 and October 31, 2018, respectively. The Company’s variable interests in these entities consist of the Company’s direct ownership therein, which in each case is insignificant relative to the total ownership of the fund, and any investment advisory fees earned but uncollected. The Company’s maximum exposure to loss with respect to these managed entities is limited to the carrying value of its investments in, and investment advisory fees receivables from, the entities as of July 31, 2019. The Company held investments in these entities totaling $0.5 million and $2.7 million on July 31, 2019 and October 31, 2018, respectively, and investment advisory fees receivable totaling $1.5 million and $1.3 million on July 31, 2019 and October 31, 2018, respectively. The Company did not provide any financial or other support to these entities that it was not contractually required to provide in any of the periods presented. The Company does not consolidate these VIEs because it does not have the obligation to absorb losses of, or the right to receive benefits from, these VIEs that could potentially be significant to these VIEs.

The Company’s investments in privately offered equity funds are carried at fair value and included in non-consolidated sponsored funds and other, which are disclosed as a component of investments in Note 3.

The Company also holds a variable interest in, but is not deemed to be the primary beneficiary of, a private equity partnership managed by a third party that invests in companies in the financial services industry. The Company’s variable interest in this entity consists of the Company’s direct ownership in the private equity partnership, equal to $3.5 million at both July 31, 2019 and October 31, 2018. The Company did not provide any financial or other support to this entity. The Company’s risk of loss with respect to the private equity partnership is limited to the carrying value of its investment in the entity as of July 31, 2019. The Company does not consolidate this VIE because the Company does not hold the power to direct the activities that most significantly affect the VIE.

The Company’s investment in the private equity partnership is accounted for as an equity method investment and disclosures related to this entity are included in Note 3 under the heading Investments in equity method investees.

5. Derivative Financial Instruments

Derivative financial instruments designated as cash flow hedges

In fiscal 2017, the Company entered into a Treasury lock transaction in connection with the offering of its 2027 Senior Notes. The Company concurrently designated the Treasury lock as a cash flow hedge to mitigate its exposure to variability in the forecasted semi-annual interest payments and recorded a loss in other comprehensive income (loss), net of tax. The Company reclassified approximately $17,000 and $,51000 of the loss into interest expense during both the three and nine months ended July 31, 2019 and 2018, respectively, and will reclassify the remaining $0.5 million loss as of July 31, 2019 to earnings over the remaining term of the debt. During the next 12 months, the Company expects to reclassify approximately $68,000 of the unamortized loss.

In fiscal 2013, the Company entered into a forward-starting interest rate swap in connection with the offering of its 2023 Senior Notes and recorded a gain in other comprehensive income (loss), net of tax. The Company reclassified $50,000 and $0.2 million of the gain into interest expense during the three and nine months ended July 31, 2019 and 2018, respectively, and will reclassify the remaining $0.8 million gain as of July 31, 2019 to earnings over the remaining term of the debt. During the next 12 months, the Company expects to reclassify approximately $0.2 million of the unamortized gain.

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

Excluding derivative financial instruments held by consolidated sponsored funds, the Company was party to the following derivative financial instruments:

	July 31, 2019		October 31, 2018
	Number of Contracts	Notional Value (in millions)	Number of Contracts	Notional Value (in millions)
Stock index futures contracts	1,104	$144.7	1,007	$91.5
Total return swap contracts	4	$124.9	3	$106.5
Credit default swap contracts	1	$8.0	1	$5.0
Foreign exchange contracts	44	$95.5	28	$23.0
Commodity futures contracts	292	$12.1	253	$11.6
Currency futures contracts	191	$20.2	165	$16.9
Interest rate futures contracts	177	$28.9	282	$48.0

The derivative contracts outstanding and notional values they represent at July 31, 2019 and October 31, 2018 are representative of derivative balances throughout each respective year.

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

	July 31, 2019		October 31, 2018
(in thousands)	Other Assets	Other Liabilities	Other Assets	Other Liabilities
Stock index futures contracts	$399	$1,805	$5,055	$372
Total return swap contracts	50	10,705	-	3,297
Credit default swap contracts	220	-	-	10
Foreign exchange contracts	403	1,262	329	202
Commodity futures contracts	94	418	770	216
Currency futures contracts	210	196	14	332
Interest rate futures contracts	61	799	179	17
Total	$1,437	$15,185	$6,347	$4,446

The Company maintains collateral with certain counterparties to satisfy margin requirements for derivative positions. The collateral is classified as restricted cash and is included as a component of other assets on the Consolidated Balance Sheets. At July 31, 2019 and October 31, 2018, collateral balances were $20.7 million and $13.1 million, respectively.

The Company recognized the following gains (losses) on derivative financial instruments within gains (losses) and other investment income, net, on the Company’s Consolidated Statements of Income:

Three Months Ended			Nine Months Ended
July 31,			July 31,
(in thousands)	2019	2018	2019	2018
Stock index futures contracts	$856	$(1,448)	$(5,041)	$(3,385)
Total return swap contracts	(596)	(1,526)	(5,547)	(2,535)
Credit default swap contracts	(135)	150	(280)	150
Foreign exchange contracts	(1,609)	302	(1,548)	(326)
Commodity futures contracts	110	(346)	(913)	(1,066)
Currency futures contracts	633	70	1,923	72
Interest rate futures contracts	(1,007)	174	(1,909)	156
Net losses	$(1,748)	$(2,624)	$(13,315)	$(6,934)

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

6.  Fair Value of Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables summarize financial assets and liabilities measured at fair value on a recurring basis and their assigned levels within the valuation hierarchy:

July 31, 2019(1)
(in thousands)	Level 1	Level 2	Level 3	Other Assets Not Held at Fair Value	Total
Financial assets:
Cash equivalents	$17,267	$92,817	$-	$-	$110,084
Investments held at fair value:
Debt securities:
Short-term	-	250,088	-	-	250,088
Held by consolidated sponsored funds	-	336,440	-	-	336,440
Held in separately managed accounts	-	52,017	-	-	52,017
Equity securities:
Held by consolidated sponsored funds	68,824	145,878	-	-	214,702
Held in separately managed accounts	20,068	91	-	-	20,159
Non-consolidated sponsored funds
and other	7,783	508	-	-	8,291
Investments held at cost(2)	-	-	-	20,904	20,904
Investments in non-consolidated CLO
entities(3)	-	-	-	1,251	1,251
Investments in equity method investees(2)	-	-	-	140,174	140,174
Derivative instruments	-	1,437	-	-	1,437
Assets of consolidated CLO entities:
Bank loans and other investments	-	1,703,576	2,774	-	1,706,350
Total financial assets	$113,942	$2,582,852	$2,774	$162,329	$2,861,897

Financial liabilities:
Derivative instruments	$-	$15,185	$-	$-	$15,185
Liabilities of consolidated CLO entities:
Senior and subordinated note obligations	-	1,620,598	-	-	1,620,598
Total financial liabilities	$-	$1,635,783	$-	$-	$1,635,783

October 31, 2018(1)
(in thousands)	Level 1	Level 2	Level 3	Other Assets Not Held at Fair Value	Total
Financial assets:
Cash equivalents	$23,262	$116,070	$-	$-	$139,332
Investments held at fair value:
Debt securities:
Short-term	-	273,320	-	-	273,320
Held by consolidated sponsored funds	12,834	392,139	-	-	404,973
Held in separately managed accounts	521	64,539	-	-	65,060
Equity securities:
Held by consolidated sponsored funds	73,291	62,318	-	-	135,609
Held in separately managed accounts	23,642	419	-	-	24,061
Non-consolidated sponsored funds
and other	7,112	3,217	-	-	10,329
Investments held at cost(2)	-	-	-	20,874	20,874
Investments in non-consolidated CLO
entities(3)	-	-	-	2,895	2,895
Investments in equity method investees(2)	-	-	-	141,506	141,506
Derivative instruments	-	6,347	-	-	6,347
Assets of consolidated CLO entities:
Bank loans and other investments	-	872,757	1,547	-	874,304
Total financial assets	$140,662	$1,791,126	$1,547	$165,275	$2,098,610

Financial liabilities:
Derivative instruments	$-	$4,446	$-	$-	$4,446
Liabilities of consolidated CLO entities:
Senior and subordinated note obligations	-	873,008	-	-	873,008
Total financial liabilities	$-	$877,454	$-	$-	$877,454

(1)				Amounts at July 31, 2019 reflect the adoption of ASU 2016-01. Amounts at October 31, 2018 reflect accounting guidance prior to the adoption of ASU 2016-01. See Note 1 for further information.
(2)				These investments are not measured at fair value in accordance with U.S. GAAP.
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

Equity investments in sponsored or other mutual funds are valued using the published net asset value per share and are classified as Level 1 within the fair value measurement hierarchy. Investments in sponsored private open-end funds are not listed on an active exchange but calculate a net asset value per share (or equivalent) as of the Company’s reporting date in a manner consistent with mutual funds. These investments do not have any redemption restrictions and are not probable of being sold at an amount different from their calculated net asset value per share (or equivalent). Accordingly, investments in sponsored private open-end funds are measured at fair value based on the net asset value per share (or equivalent) of the investment as a practical expedient and are categorized as Level 2 within the fair value measurement hierarchy. The Company does not have any unfunded commitments related to investments in sponsored private mutual funds at July 31, 2019 and October 31, 2018.

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

Level 3 assets and liabilities

The following table shows a reconciliation of the beginning and ending fair value measurements of assets and liabilities valued on a recurring basis and classified as Level 3 within the fair value measurement hierarchy:

	Bank Loans and Other Investments of Consolidated CLO Entities
	Three Months Ended	Nine Months Ended
(in thousands)	July 31, 2019	July 31, 2019
Beginning balance	$1,138	$1,547
Paydowns	(7)	(19)
Net gains (losses) included in net income	320	(77)
Consolidation of CLO entities(1)	1,323	1,323
Ending balance	$2,774	$2,774

(1)	Represents Level 3 bank loans and other investments held by consolidated CLO entities upon the initial consolidation of these entities during the period.

Bank Loans and Other Investments of Consolidated CLO Entities
Three and Nine Months Ended
(in thousands)	July 31, 2018
Beginning balance	$-
Consolidation of CLO entities(1)	2,388
Ending balance	$2,388

(1)	Represents Level 3 bank loans and other investments held by consolidated CLO entities upon the initial consolidation of these entities during the period.

Financial Assets and Liabilities Not Measured at Fair Value

Certain financial instruments are not carried at fair value, but their fair value is required to be disclosed. The following is a summary of the carrying amounts and estimated fair values of these financial instruments:

	July 31, 2019			October 31, 2018
(in thousands)	Carrying Value	Fair Value	Fair Value Level	Carrying Value	Fair Value	Fair Value Level
Loan to affiliate	$5,000	$5,000	3	$5,000	$5,000	3
Debt	$620,304	$648,509	2	$619,678	$607,391	2

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

Total profit interests in Atlanta Capital held by non-controlling interest holders issued pursuant to the Atlanta Capital Plan were 9.8 percent as of both July 31, 2019 and October 31, 2018. The estimated fair value of these interests was $27.4 million and $26.3 million at July 31, 2019 and October 31, 2018, respectively, and is included as a component of temporary equity on the Consolidated Balance Sheets.

Parametric Portfolio Associates LLC (Parametric)

Total profit interests in Parametric held by non-controlling interest holders decreased to 4.9 percent as of July 31, 2019 from 5.1 percent as of October 31, 2018. Total capital interests in Parametric held by non-controlling interest holders decreased to 0.6 percent as of July 31, 2019 from 0.8 percent as of October 31, 2018, as described below.

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

Parametric Risk Advisors

In November 2013, the non‐controlling interest holders of Parametric Risk Advisors entered into a Unit Acquisition Agreement with Parametric to exchange their remaining 20 percent ownership interests in Parametric Risk Advisors for additional ownership interests in Parametric LP, whose sole asset is ownership interests in Parametric. As a result of this exchange, Parametric Risk Advisors became a wholly‐owned subsidiary of Parametric. The Parametric LP ownership interests issued in the exchange represent a 0.8 percent profit interest and a 0.8 percent capital interest, and contain put and call features that become exercisable over a four‐year period starting in fiscal 2019. In the first quarter of fiscal 2019, the Company exercised a series of call options through which it purchased a 0.2 percent profit interest and a 0.2 percent capital interest for $4.0 million.

Total profit interests and total capital interests in Parametric LP held by non-controlling interest holders each decreased to 0.6 percent as of July 31, 2019 from 0.8 percent as of October 31, 2018. The estimated fair value of these interests was $11.9 million and $15.9 million at July 31, 2019 and October 31, 2018, respectively, and is included as a component of temporary equity on the Consolidated Balance Sheets.

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

Total profit interests in Parametric held by non-controlling interest holders issued pursuant to the Parametric Plan were 4.3 percent as of both July 31, 2019 and October 31, 2018. The estimated fair value of these interests was $48.7 million and $47.9 million at July 31, 2019 and October 31, 2018, respectively, and is included as a component of temporary equity on the Consolidated Balance Sheets.

8. Intangible Assets

The following is a summary of intangible assets:

July 31, 2019
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Client relationships acquired	$134,247	$(115,034)	$19,213
Intellectual property acquired	1,025	(569)	456
Trademark acquired	4,257	(1,466)	2,791
Research system acquired	639	(550)	89
Non-amortizing intangible assets:
Mutual fund management contracts acquired	54,408	-	54,408
Total	$194,576	$(117,619)	$76,957

October 31, 2018
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Client relationships acquired	$134,247	$(111,591)	$22,656
Intellectual property acquired	1,025	(519)	506
Trademark acquired	4,257	(1,190)	3,067
Research system acquired	639	(391)	248
Non-amortizing intangible assets:
Mutual fund management contracts acquired	54,408	-	54,408
Total	$194,576	$(113,691)	$80,885

Amortization expense was $1.0 million and $2.2 million for the three months ended July 31, 2019 and 2018, respectively, and $3.9 million and $6.7 million for the nine months ended July 31, 2019 and 2018, respectively. Estimated remaining amortization expense for fiscal 2019 and the next five fiscal years, on a straight-line basis, is as follows:

Estimated
Year Ending October 31,	Amortization
(in thousands)	Expense
Remaining 2019	$1,050
2020	3,807
2021	2,282
2022	2,154
2023	1,754
2024	1,679

9.  Revenue

The following table disaggregates total revenue by source:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(in thousands)	2019	2018	2019	2018
Management fees:
Sponsored funds	$256,620	$257,554	$742,750	$757,217
Separate accounts	119,127	111,407	343,131	329,677
Total management fees	375,747	368,961	1,085,881	1,086,894
Distribution and underwriter fees:
Distribution fees	15,317	19,360	49,168	58,113
Underwriter commissions	5,964	5,378	15,257	15,729
Total distribution and underwriter fees	21,281	24,738	64,425	73,842
Service fees	31,855	31,053	90,801	90,867
Other revenue	2,352	3,939	8,405	10,024
Total revenue	$431,235	$428,691	$1,249,512	$1,261,627

The following table disaggregates total management fee revenue by investment mandate:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(in thousands)	2019	2018	2019	2018
Equity	$180,081	$176,205	$516,290	$522,240
Fixed income	73,514	65,209	209,344	193,419
Floating-rate income	48,906	53,944	151,989	155,640
Alternative	15,371	22,470	45,672	65,582
Portfolio implementation	47,046	40,165	131,082	116,957
Exposure management	10,829	10,968	31,504	33,056
Total management fees	$375,747	$368,961	$1,085,881	$1,086,894

Management fees and other receivables reported in the Company’s Consolidated Balance Sheet include $229.0 million and $221.4 million of receivables from contracts with customers at July 31, 2019 and October 31, 2018, respectively. The amount of deferred revenue reported in other liabilities in the Company’s Consolidated Balance Sheet was $6.8 million and $4.9 million at July 31, 2019 and October 31, 2018, respectively. The entire deferred revenue balance at the end of any given reporting period is expected to be recognized as management fee revenue in the immediate subsequent quarter.

10. Stock-Based Compensation Plans

The compensation cost recognized by the Company related to its stock-based compensation plans are as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(in thousands)	2019	2018	2019	2018
Omnibus Incentive Plans:
Stock options	$6,212	$5,931	$16,774	$18,337
Restricted shares	14,827	13,897	43,327	39,974
Deferred stock units(1)	121	49	860	978
Employee Stock Purchase Plans	179	312	355	793
Employee Stock Purchase Incentive Plan	90	129	467	818
Atlanta Capital Plan	569	743	1,709	2,227
Atlanta Capital Phantom Incentive Plan	274	143	813	424
Parametric Plan	368	794	1,708	2,383
Parametric Phantom Incentive Plan	901	842	2,814	2,343
Total stock-based compensation expense	$23,541	$22,840	$68,827	$68,277

(1)

In the fourth quarter of fiscal 2018, the Company changed the description of phantom stock units to deferred stock units. The change in the description had no impact on, nor does it constitute a restatement of, the Company's previously reported amounts attributable to these awards.

The total income tax benefit recognized for stock-based compensation arrangements was $5.7 million and $5.8 million for the three months ended July 31, 2019 and 2018, respectively, and $15.9 million and $16.7 million for the nine months ended July 31, 2019 and 2018, respectively.

Stock options

Stock option transactions under the Company’s 2013 Omnibus Incentive Plan (the 2013 Plan) and predecessor plans for the nine months ended July 31, 2019 were as follows:

(share and intrinsic value amounts in thousands)	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding, beginning of period	16,760	$35.23
Granted	2,469	45.37
Exercised	(803)	29.14
Forfeited/expired	(60)	40.44
Options outstanding, end of period	18,366	$36.84	5.7	$153,855
Options exercisable, end of period	9,692	$32.98	3.9	$112,735

The Company received $22.9 million and $54.7 million related to the exercise of options for the nine months ended July 31, 2019 and 2018, respectively.

As of July 31, 2019, compensation cost of $44.7 million related to unvested stock options granted under the 2013 Plan and predecessor plans has not yet been recognized. That cost is expected to be recognized over a weighted-average period of 2.5 years.

Restricted shares

A summary of the Company’s restricted share activity for the nine months ended July 31, 2019 under the 2013 Plan is as follows:

		Weighted-
		Average
		Grant Date
(share figures in thousands)	Shares	Fair Value
Unvested, beginning of period	4,544	$40.70
Granted	1,746	44.87
Vested	(1,315)	39.23
Forfeited	(100)	42.95
Unvested, end of period	4,875	$42.55

As of July 31, 2019, there was $137.6 million of compensation cost related to unvested restricted shares granted under the 2013 Plan not yet recognized. That cost is expected to be recognized over a weighted-average period of 2.9 years.

Deferred stock units

Deferred stock units issued to non-employee Directors under the 2013 Plan are accounted for as liability awards. Deferred stock units granted after November 1, 2017 are considered fully vested on the grant date and the entire fair value of these awards is recognized as compensation cost on the date of grant.

During the nine months ended July 31, 2019, 19,429 deferred stock units were issued to non-employee Directors pursuant to the 2013 Plan. The total liability attributable to deferred stock units included as a component of accrued compensation on the Company’s Consolidated Balance Sheet was $1.6 million and $1.3 million as of July 31, 2019 and October 31, 2018, respectively. The Company made cash payments of $0.5 million and $0.4 million, in the first quarter of fiscal 2019 and 2018, respectively, to settle deferred stock unit award liabilities.

11. Common Stock Repurchases

The Company’s current Non-Voting Common Stock share repurchase program was authorized on July 10, 2019. The Board authorized management to repurchase and retire up to 8.0 million shares of its Non-Voting Common Stock on the open market and in private transactions in accordance with applicable securities laws. The timing and amount of share purchases are subject to management’s discretion. The Company’s share repurchase program is not subject to an expiration date.

In the first nine months of fiscal 2019, the Company purchased and retired approximately 0.4 million shares of its Non-Voting Common Stock under the current repurchase authorization and approximately 5.8 million shares under a previous repurchase authorization. Approximately 7.6 million additional shares may be repurchased under the current authorization as of July 31, 2019.

12. Non-operating Income (Expense)

The components of non-operating income (expense) were as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(in thousands)	2019	2018	2019	2018
Interest and other income	$11,507	$10,247	$32,861	$26,616
Net gains (losses) on investments and derivatives(1)	3,440	(3,120)	3,509	(16,453)
Net foreign currency gains (losses)	(101)	4	(485)	(695)
Gains and other investment income, net	14,846	7,131	35,885	9,468
Interest expense	(5,888)	(5,906)	(17,907)	(17,716)
Other income (expense) of consolidated CLO entities:
Interest income	22,268	4,505	49,077	6,193
Net losses on bank loans and other investments
and note obligations	(4,008)	(2,658)	(3,582)	(1,370)
Gains and other investment income, net	18,260	1,847	45,495	4,823
Structuring and closing fees	(5,429)	-	(5,548)	-
Interest expense	(16,319)	(3,092)	(35,357)	(3,630)
Interest and other expense	(21,748)	(3,092)	(40,905)	(3,630)
Total non-operating income (expense)	$5,470	$(20)	$22,568	$(7,055)

(1)	The nine months ended July 31, 2018 includes the $6.5 million loss associated with the Company's determination not to exercise the option to acquire an additional 26 percent ownership in Hexavest.

13. Income Taxes

The provision for income taxes was $36.3 million and $37.2 million, or 25.5 percent and 26.2 percent of pre-tax income, for the three months ended July 31, 2019 and 2018, respectively. The provision for income taxes was $101.0 million and $119.9 million, or 24.8 percent and 29.7 percent of pre-tax income, for the nine months ended July 31, 2019 and 2018, respectively.

The following table reconciles the statutory federal income tax rate to the Company’s effective income tax rate:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2019	2018	2019	2018
Statutory U.S. federal income tax rate(1)	21.0%	23.3%	21.0%	23.3%
State income tax, net of federal income
tax benefits	5.0%	4.4%	4.6%	4.3%
Net income attributable to non-controlling and
other beneficial interests	-1.3%	-1.0%	-1.0%	-0.9%
Non-recurring impact of U.S. tax reform	-%	-%	-%	6.1%
Net excess tax benefits from stock-based
compensation plans(2)	-0.4%	-0.9%	-0.9%	-3.7%
Other items	1.2%	0.4%	1.1%	0.6%
Effective income tax rate	25.5%	26.2%	24.8%	29.7%

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

The Company’s income tax provision for the three months ended July 31, 2019 includes $1.1 million of charges associated with certain provisions of the 2017 Tax Act taking effect for the Company in fiscal 2019, relating principally to limitations on the deductibility of executive compensation. The Company’s income tax provision was reduced by net excess tax benefits related to the exercise of employee stock options and vesting of restricted stock awards during the period totaling $0.6 million and $1.3 million for the three months ended July 31, 2019 and 2018, respectively. In addition, the Company’s income tax provision for the three months ended July 31, 2019 and 2018 was reduced by $2.2 million and $1.7 million, respectively, related to the net income attributable to redeemable non-controlling interests and other beneficial interests, which is not taxable to the Company.

The Company’s income tax provision for the first nine months of fiscal 2019 includes $2.4 million of charges associated with certain provisions of the 2017 Tax Act taking effect for the Company in fiscal 2019, relating principally to limitations on the deductibility of executive compensation. The increase in the effective tax rate resulting from this charge is offset by an income tax benefit of $3.9 million related to the exercise of employee stock options and vesting of restricted stock awards during the period, and $5.3 million related to the net income attributable to redeemable non-controlling interests and other beneficial interests, which is not taxable to the Company.

The Company’s income tax provision for the first nine months of fiscal 2018 includes a non-recurring charge of approximately $24.8 million to reflect the effect of the 2017 Tax Act. The non-recurring charge was considered to be a provisional estimate under the U.S. Securities and Exchange Commission Staff Accounting Bulletin 118 (SAB 118) and included $21.7 million from the revaluation of the Company’s deferred tax assets and liabilities, and $3.1 million for the deemed repatriation of foreign-sourced net earnings not previously subject to U.S. taxation. The increase in the Company’s effective tax rate resulting from this charge was partially offset by an income tax benefit of $15.1 million related to the exercise of employee stock options and vesting of restricted stock awards during the period, and $4.5 million related to the net income attributable to redeemable non-controlling interests and other beneficial interests, which is not taxable to the Company.

As of July 31, 2019 and October 31, 2018, no valuation allowance has been recorded for deferred tax assets, reflecting management’s belief that all deferred tax assets will be utilized.

As of July 31, 2019, the Company considers the undistributed earnings of certain foreign subsidiaries to be indefinitely reinvested in foreign operations. The Company no longer considers the undistributed earnings of its Canadian subsidiary to be indefinitely reinvested in foreign operations. This change in assertion allowed the Canadian subsidiary to declare and pay a $65.2 million dividend in April 2019 to its U.S. parent company, which is a wholly-owned subsidiary of the Company. There was no financial statement impact related to this dividend as all previously undistributed earnings from the Canadian subsidiary were subject to taxation in fiscal 2018 due to the 2017 Tax Act. The dividend did, however, result in a tax expense reduction in the amount of $0.5 million due to a realized foreign exchange loss. As of July 31, 2019, the Company had approximately $16.6 million of undistributed earnings primarily from foreign operations in the United Kingdom that are not available to fund domestic operations or to distribute to shareholders unless repatriated. As a result of the 2017 Tax Act and foreign exchange rates as of July 31, 2019, there is no future tax liability with respect to undistributed earnings.

The Company is generally no longer subject to income tax examinations by U.S. federal, state, local or non-U.S. taxing authorities for fiscal years prior to fiscal 2015.

14. Non-controlling and Other Beneficial Interests

The components of net income attributable to non-controlling and other beneficial interests were as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(in thousands)	2019	2018	2019	2018
Consolidated sponsored funds	$(2,760)	$(1,862)	$(13,323)	$(4,215)
Majority-owned subsidiaries	(3,555)	(4,119)	(9,774)	(12,026)
Net income attributable to non-controlling
and other beneficial interests	$(6,315)	$(5,981)	$(23,097)	$(16,241)

15. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), net of tax, for the three months ended July 31, 2019 and 2018 are as follows:

(in thousands)	Unamortized Net Gains on Cash Flow Hedges(1)	Net Unrealized Gains on Available-for-Sale Investments(2)	Foreign Currency Translation Adjustments	Total
Balance at April 30, 2019	$150	$-	$(61,765)	$(61,615)
Other comprehensive income, before
reclassifications and tax	-	-	1,703	1,703
Tax impact	-	-	-	-
Reclassification adjustments, before tax	(33)	-	-	(33)
Tax impact	10	-	-	10
Net current period other comprehensive
income (loss)	(23)	-	1,703	1,680
Balance at July 31, 2019	$127	$-	$(60,062)	$(59,935)

Balance at April 30, 2018	$251	$5,160	$(49,884)	$(44,473)
Other comprehensive income (loss),
before reclassifications and tax	-	514	(4,585)	(4,071)
Tax impact	-	(114)	-	(114)
Reclassification adjustments, before tax	(33)	(1,861)	-	(1,894)
Tax impact	8	434	-	442
Net current period other comprehensive
loss	(25)	(1,027)	(4,585)	(5,637)
Balance at July 31, 2018	$226	$4,133	$(54,469)	$(50,110)

The components of accumulated other comprehensive income (loss), net of tax, for the nine months ended July 31, 2019 and 2018 are as follows:

(in thousands)	Unamortized Net Gains on Cash Flow Hedges(1)	Net Unrealized Gains on Available-for-Sale Investments	Foreign Currency Translation Adjustments	Total
Balance at October 31, 2018	$200	$3,714	$(57,095)	$(53,181)
Cumulative effect adjustment upon adoption
of new accounting standard (ASU 2016-01)(2)	-	(3,714)	-	(3,714)
Balance at November 1, 2018, as adjusted	200	-	(57,095)	(56,895)
Other comprehensive loss, before
reclassifications and tax	-	-	(2,967)	(2,967)
Tax impact	-	-	-	-
Reclassification adjustments, before tax	(100)	-	-	(100)
Tax impact	27	-	-	27
Net current period other comprehensive
loss	(73)	-	(2,967)	(3,040)
Balance at July 31, 2019	$127	$-	$(60,062)	$(59,935)

Balance at October 31, 2017	$301	$4,128	$(51,903)	$(47,474)
Other comprehensive income (loss),
before reclassifications and tax	-	1,890	(2,566)	(676)
Tax impact	-	(458)	-	(458)
Reclassification adjustments, before tax	(99)	(1,861)	-	(1,960)
Tax impact	24	434	-	458
Net current period other comprehensive
income (loss)	(75)	5	(2,566)	(2,636)
Balance at July 31, 2018	$226	$4,133	$(54,469)	$(50,110)

(1)

Amounts reclassified from accumulated other comprehensive income (loss), net of tax, represent the amortization of net gains (losses) on qualifying derivative financial instruments designated as cash flow hedges over the life of the Company's senior notes into interest expense on the Consolidated Statements of Income.

(2)

Upon adoption of ASU 2016-01 on November 1, 2018, unrealized holding gains, net of related income tax effects, attributable to investments in non-consolidated sponsored funds and other investments previously classified as available-for-sale investments were reclassified from accumulated other comprehensive income (loss) to retained earnings.

16. Earnings per Share

The following table sets forth the calculation of earnings per basic and diluted shares:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(in thousands, except per share data)	2019	2018	2019	2018
Net income attributable to Eaton Vance Corp.
shareholders	$102,221	$101,794	$290,829	$276,451
Weighted-average shares outstanding – basic	109,111	114,610	110,553	115,157
Incremental common shares	4,353	8,131	3,957	8,396
Weighted-average shares outstanding – diluted	113,464	122,741	114,510	123,553
Earnings per share:
Basic	$0.94	$0.89	$2.63	$2.40
Diluted	$0.90	$0.83	$2.54	$2.24

Antidilutive common shares related to stock options and unvested restricted stock excluded from the computation of earnings per diluted share were approximately 5.9 million and 1.8 million for the three months ended July 31, 2019 and 2018, respectively, and approximately 7.6 million and 2.1 million for the nine months ended July 31, 2019 and 2018, respectively.

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

18. Related Party Transactions

Sponsored funds

Revenues for services provided or related to sponsored funds are as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(in thousands)	2019	2018(1)	2019	2018(1)
Management fees	$256,620	$257,554	$742,750	$757,217
Distribution and underwriter fees	21,281	24,738	64,425	73,842
Service fees	31,855	31,053	90,801	90,867
Shareholder services fees included in other
revenue	1,622	1,672	4,900	4,540
Total	$311,378	$315,017	$902,876	$926,466

(1)

Prior period amounts have been adjusted as a result of the retrospective adoption of ASU 2014-09. See Note 1, Summary of Significant Accounting Policies, for further information on the impact of the adoption of ASU 2014-09.

For the three months ended July 31, 2019 and 2018, the Company discretionarily waived management fees of $5.0 million and $4.4 million, respectively. Separately, for these same periods, the Company provided subsidies to sponsored funds of $4.8 million and $6.6 million, respectively. For the nine months ended July 31, 2019 and 2018, the Company discretionarily waived management fees of $14.1 million and $13.0 million, respectively. Separately, for these same periods, the Company provided subsidies to sponsored funds of $21.9 million and $18.3 million, respectively. Fee waivers and fund subsidies are recognized as a reduction to management fees on the Consolidated Statements of Income.

Sales proceeds and net realized gains (losses) from investments in non-consolidated sponsored funds are as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(in thousands)	2019	2018	2019	2018
Proceeds from sales	$1,206	$2,936	$7,831	$7,812
Net realized gains	286	2,066	5,490	1,961

The Company pays all ordinary operating expenses of certain sponsored funds (excluding investment advisory and administrative fees) for which it earns an all-in-management fee. For the three months ended July 31, 2019 and 2018, expenses of $3.0 million and $3.5 million, respectively, were incurred by the Company pursuant to these arrangements. For the nine months ended July 31, 2019 and 2018, expenses of $9.7 million and $10.2 million, respectively, were incurred by the Company pursuant to these arrangements.

Included in management fees and other receivables at July 31, 2019 and October 31, 2018 are receivables due from sponsored funds of $105.0 million and $104.9 million, respectively, for services provided. Included in accounts payable and accrued expenses at July 31, 2019 and October 31, 2018 are payables due to sponsored funds of $2.4 million and $3.2 million, respectively, relating primarily to fund subsidies.

Loan to affiliate

On December 23, 2015, EVMC, a wholly owned subsidiary of the Company, loaned $5.0 million to Hexavest under a term loan agreement to seed a new investment strategy. The loan renews automatically for an additional one-year period on each anniversary date unless written termination notice is provided by EVMC. Through October 31, 2018, the Company earned interest equal to the one-year Canadian Dollar Offered Rate plus 200 basis points. In November 2018, the Company amended the term loan agreement to reduce the market interest rate of the loan to be equal to the one-year Canadian Dollar Offered Rate plus 100 basis points. Hexavest may prepay the loan in whole or in part at any time without penalty. For the three months ended July 31, 2019 and 2018, the Company recorded $45,000 and $,50000, respectively, of interest income related to the loan in gains (losses) and other investment income, net, on the Company’s Consolidated Statement of Income. For both the nine months ended July 31, 2019 and 2018, the Company recorded $0.1 million of interest income related to the loan. Interest due from Hexavest under this arrangement included in other assets on the Company’s Consolidated Balance Sheets was $15,000 and $16,000 at July 31, 2019 and October 31, 2018, respectively.

Employee loan program

The Company has established an Employee Loan Program under which a program maximum of $20.0 million is available for loans to officers (other than executive officers) and other key employees of the Company for purposes of financing the exercise of employee stock options. Loans are written for a seven-year period, at varying fixed interest rates (currently ranging from 0.9 percent to 2.9 percent), are payable in annual installments commencing with the third year in which the loan is outstanding, and are collateralized by the stock issued upon exercise of the option. All loans under the program must be made on or before October 31, 2022. Loans outstanding under this program, which are full recourse in nature, are reflected as notes receivable from stock option exercises in shareholders’ equity and totaled $7.9 million and $8.1 million at July 31, 2019 and October 31, 2018, respectively.

19. Geographic Information

Revenues by principal geographic area are as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(in thousands)	2019	2018	2019	2018
Revenue:
U.S.(1)	$415,746	$411,241	$1,202,869	$1,210,837
International(1)	15,489	17,450	46,643	50,790
Total	$431,235	$428,691	$1,249,512	$1,261,627

(1)

Prior period amounts have been adjusted as a result of the retrospective adoption of ASU 2014-09. See Note 1, Summary of Significant Accounting Policies, for further information on the impact of the adoption of ASU 2014-09.

Long-lived assets by principal geographic area are as follows:

	July 31,	October 31,
(in thousands)	2019	2018
Long-lived Assets:
U.S.	$68,909	$50,459
International	1,625	1,969
Total	$70,534	$52,428

International revenues and long-lived assets are attributed to countries based on the location in which revenues are earned and where the assets reside.

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

Our breadth of investment management capabilities supports a wide range of strategies and services offered to fund shareholders, retail managed account investors, institutional investors and high-net-worth clients. Our equity strategies encompass a diversity of investment objectives, risk profiles, income levels and geographic representation. Our income investment strategies cover a broad duration, geographic representation and credit quality range and encompass both taxable and tax-free investments. We also offer a range of alternative investment strategies, including commodity- and currency-based investments and absolute return strategies. Although we manage and distribute a wide range of investment strategies and services, we operate in one business segment, namely as an investment adviser to funds and separate accounts. As of July 31, 2019, we had $482.8 billion in consolidated assets under management.

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

Current Developments

We are pursuing five primary strategic priorities to support business growth: (1) building upon and defending our leadership position in specialty strategies and services for high-net-worth and institutional investors; (2) growing our market position in floating-rate and short-duration fixed income strategies; (3) expanding our leadership position in responsible investing; (4) increasing our global investment capabilities and distribution reach outside the United States; and (5) positioning Eaton Vance to profit from a changing environment for the asset management industry.

In the first nine months of fiscal 2019, we continued to experience strong growth in our customized, benchmark-based individual separate account offerings, which include Parametric Custom Core equity and Eaton Vance Management laddered municipal and corporate bond strategies. These market-leading offerings combine the benefits of benchmark-based investing with the ability to customize portfolios to meet individual preferences and needs. Compared to index mutual funds and exchange-traded funds, Custom Core separate accounts can provide clients with the ability to tailor their market exposures to achieve better tax outcomes and to reflect client-specified responsible investing criteria and other desired portfolio tilts and exclusions. In the first nine months of fiscal 2019, net inflows into our customized, benchmark-based strategies offered as individual separate accounts totaled $11.9 billion, which equates to annualized internal growth in managed assets of 19 percent.

At the end of June, we announced a strategic initiative involving our Parametric and Eaton Vance Management affiliates to further strengthen our leadership positions in rules-based, systematic investment strategies, customized individual separate accounts and wealth management solutions. The three principal components of the initiative are (i) rebranding Eaton Vance Management’s rules-based, systematic investment-grade fixed income strategies as Parametric and aligning internal reporting consistent with the revised branding; (ii) combining the technology and operating platforms supporting the individual separately managed account businesses of Parametric and Eaton Vance Management; and (iii) integrating the distribution teams serving Parametric and Eaton Vance Management clients and business partners in the registered investment advisor and multi-family office market. As a result of the strategic initiative, Parametric’s Custom Core offerings will expand to encompass fixed income securities and maturity-based and liability-driven portfolio benchmarks. By expanding Parametric’s solution set in customized, benchmark-based separate accounts and investing in technology to enhance client service and realize operating efficiencies and scale economies, our goal is to further solidify Parametric’s position as market leader and position this business for accelerated growth.

In our floating-rate bank loan strategies, we saw net outflows of $5.7 billion in the first nine months of fiscal 2019, as investors reduced their exposure to floating-rate assets and below-investment grade credits amid a changing economic outlook. Our lineup of fixed income mutual funds positioned as short- or ultra-short duration, short-term or adjustable-rate continued to demonstrate strong appeal to investors in the first nine months of fiscal 2019. Among our leading funds in this category are the highly rated Eaton Vance Short-Duration Government Income and Eaton Vance Short-Duration Municipal Opportunities Funds, which had combined net inflows of $3.0 billion in the first nine months of fiscal 2019.

Our leadership position in responsible investing continues to expand. The Calvert Funds are one of the largest and most diversified families of responsibly invested mutual funds, encompassing actively and passively managed equity, fixed and floating-rate income, and asset allocation strategies managed in accordance with the Calvert Principles for Responsible Investment or other responsible investment criteria. Since Calvert became part of Eaton Vance in December 2016, we have made significant progress growing managed assets in Calvert-branded investment strategies and positioning Calvert as a center for excellence in environmental, social and governance (ESG) research and engagement. Including the Atlanta Capital-subadvised Calvert Equity Fund, assets under management in Calvert strategies grew to $18.2 billion at July 31, 2019 from $14.7 billion at October 31, 2018, reflecting net inflows of $2.3 billion and market price appreciation of $1.2 billion. Calvert’s $2.3 billion of net inflows for the first nine months of fiscal 2019 equates to annualized internal growth in managed assets of 21 percent.

While Calvert is the centerpiece of our responsible investment strategy, our commitment to responsible investing extends to other investment affiliates. Eaton Vance Management and Atlanta Capital are increasingly utilizing Calvert’s proprietary ESG research as a component of their fundamental research processes. Portfolio customization to reflect clients’ responsible investment criteria is a central feature of Parametric Custom Core. As of July 31, 2019, Parametric managed $22.8 billion of client assets based on client-directed responsible investment criteria. On an overall basis, Eaton Vance is one of the largest participants in responsible investing, a position we are committed to growing in conjunction with rising demand for investment strategies that incorporate ESG-integrated investment research and/or are managed with a dual objective to achieve favorable investment returns and positive societal impact.

While change is a constant in the asset management industry, the pace of change appears to be accelerating. We see this in changing market conditions and demographic trends, shifts in investor sentiment and outlook, advances in information technology, changes in the business strategies of key intermediaries and gatekeepers, and new tax and regulatory initiatives. Through changing market conditions, we strive to anticipate the evolving needs of investors and to develop timely solutions to address their needs. We believe Eaton Vance is quite well-positioned for how asset management is changing. Through Parametric (as expanded by our strategic initiative), we are the leader across asset classes in customized, benchmark-based separate accounts, a market with strong current momentum and high growth potential. In Calvert, we hold one of the foremost brands and deepest research and engagement capabilities in responsible investing, with a track record of significant sales success over the nearly three years that Calvert has been part of Eaton Vance. Eaton Vance Management is a market leader across a range of specialty income investment areas – including bank loans, high-yield bonds, mortgage-backed securities, emerging market debt and municipal bonds – where active strategies continue to compete effectively against passive alternatives. In equities, Eaton Vance Management focuses primarily on distinctive, growing niche strategies focused on risk control and after-tax income and returns. Atlanta Capital now offers an array of exceptionally well-performing active equity strategies that are poised for accelerated growth. The strength of our investment offerings is supported by an outstanding sales and marketing organization, a commitment to innovation and excellence in client service, and a capital structure and organizational culture conducive to long-term success.

Performance

As of July 31, 2019, 73 Calvert, Eaton Vance and Parametric-branded mutual funds offered in the U.S. were rated 4 or 5 stars by MorningstarTM for at least one class of shares, including 29 five-star rated funds. A good source of performance-related information for our funds is their websites, available at www.calvert.com and www.eatonvance.com. On our funds’ websites, investors can also obtain other current information about our funds, including investment objective and principal investment policies, portfolio characteristics, expenses and Morningstar ratings.

Consolidated Assets under Management

Prevailing equity and income market conditions and investor sentiment affect the sales and redemptions of our investment offerings, managed asset levels, operating results and the recoverability of our investments.

During the third quarter and the first nine months of fiscal 2019, the S&P 500 Index, a broad measure of U.S. equity market performance, had total returns of 1.7 percent and 11.6 percent, respectively, and the MSCI Emerging Market Index, a broad measure of emerging market equity performance, had total returns of -2.5 percent and 11.0 percent, respectively. Over the same periods, the Barclays U.S. Aggregate Bond Index, a broad measure of U.S. bond market performance, had total returns of 3.3 percent and 8.9 percent, respectively.

Consolidated assets under management of $482.8 billion on July 31, 2019 increased $29.6 billion, or 7 percent, from $453.2 billion of consolidated assets under management on July 31, 2018. The year-over-year increase in consolidated assets under management reflects net inflows of $16.2 billion and market price appreciation in managed assets of $13.4 billion.

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

Consolidated Assets under Management by Investment Mandate(1)

	July 31,
(in millions)	2019	% of Total	2018	% of Total	% Change
Equity(2)	$128,996	27%	$122,466	27%	5%
Fixed income(3)	91,399	19%	76,819	17%	19%
Floating-rate income	38,339	8%	42,955	10%	-11%
Alternative	9,031	2%	13,465	3%	-33%
Portfolio implementation	128,636	26%	115,035	25%	12%
Exposure management	86,379	18%	82,443	18%	5%
Total	$482,780	100%	$453,183	100%	7%

(1)	Consolidated Eaton Vance Corp. See table on page 62 for directly managed assets and flows of 49 percent-owned Hexavest, which are not included in the table above.
(2)	Includes balanced and other multi-asset mandates.
(3)	Includes cash management mandates.

Equity assets under management included $44.4 billion and $42.4 billion of assets managed for after-tax returns on July 31, 2019 and 2018, respectively. Portfolio implementation assets under management included $93.3 billion and $81.9 billion of assets managed for after-tax returns on July 31, 2019 and 2018, respectively. Fixed income assets included $51.4 billion and $43.9 billion of municipal income assets on July 31, 2019 and 2018, respectively.

Consolidated Assets under Management by Investment Vehicle(1)

	July 31,
(in millions)	2019	% of Total	2018	% of Total	% Change
Open-end funds	$105,614	22%	$104,898	23%	1%
Closed-end funds	24,307	5%	24,947	5%	-3%
Private funds(2)	43,512	9%	38,933	9%	12%
Institutional separate accounts	165,311	34%	162,701	36%	2%
Individual separate accounts(3)	144,036	30%	121,704	27%	18%
Total	$482,780	100%	$453,183	100%	7%

(1)	Consolidated Eaton Vance Corp. See table on page 62 for directly managed assets and flows of 49 percent-owned Hexavest, which are not included in the table above.
(2)	Includes privately offered equity, fixed income and floating-rate income funds and CLO entities.
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

Consolidated Assets under Management by Investment Affiliate(1)

	July 31,		%
(in millions)	2019	2018	Change
Eaton Vance Management(2)	$188,144	$179,558	5%
Parametric	252,447	236,272	7%
Atlanta Capital(3)	27,008	25,004	8%
Calvert(3)	15,181	12,349	23%
Total	$482,780	$453,183	7%

(1)	Consolidated Eaton Vance Corp. See table on page 62 for directly managed assets and flows of 49 percent-owned Hexavest, which are not included in the table above.
(2)	Includes managed assets of Eaton Vance-sponsored funds and separate accounts managed by Hexavest and unaffiliated third-party advisers under Eaton Vance supervision.
(3)

Consistent with the Company's policies for reporting the managed assets and flows of investment portfolios for which multiple Eaton Vance affiliates have management responsibilities, the managed assets of Atlanta Capital indicated above include the assets of Calvert Equity Fund, for which Atlanta Capital serves as sub-adviser. The total managed assets of Calvert, including assets sub-advised by other Eaton Vance affiliates, were $18.2 billion and $14.7 billion as of July 31, 2019 and 2018, respectively.

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

Consolidated Average Assets under Management by Investment Mandate(1)

	Three Months Ended			Nine Months Ended
	July 31,		%	July 31,		%
(in millions)	2019	2018	Change	2019	2018	Change
Equity(2)	$125,483	$119,536	5%	$120,352	$118,378	2%
Fixed income(3)	89,228	75,206	19%	84,591	73,393	15%
Floating-rate income	39,100	42,616	-8%	40,783	40,943	0%
Alternative	9,111	13,522	-33%	10,003	13,268	-25%
Portfolio implementation	124,803	110,737	13%	118,425	107,267	10%
Exposure management	83,289	84,424	-1%	80,240	85,872	-7%
Total	$471,014	$446,041	6%	$454,394	$439,121	3%

(1)	Consolidated Eaton Vance Corp. See table on page 62 for directly managed assets and flows of 49 percent-owned Hexavest, which are not included in the table above.
(2)	Includes balanced and other multi-asset mandates.
(3)	Includes cash management mandates.

Consolidated Average Assets under Management by Investment Vehicle(1)

	Three Months Ended			Nine Months Ended
	July 31,		%	July 31,		%
(in millions)	2019	2018	Change	2019	2018	Change
Open-end funds	$104,301	$103,066	1%	$102,199	$101,228	1%
Closed-end funds	24,169	24,677	-2%	23,916	24,836	-4%
Private funds(2)	42,398	37,734	12%	40,517	36,695	10%
Institutional separate accounts	160,555	163,326	-2%	156,720	162,919	-4%
Individual separate accounts(3)	139,591	117,238	19%	131,042	113,443	16%
Total	$471,014	$446,041	6%	$454,394	$439,121	3%

(1)	Consolidated Eaton Vance Corp. See table on page 62 for directly managed assets and flows of 49 percent-owned Hexavest, which are not included in the table above.
(2)	Includes privately offered equity, fixed income and floating-rate income funds and CLO entities.
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

Consolidated Net Flows

Consolidated net inflows of $8.0 billion and $14.1 billion in the third quarter and first nine months of fiscal 2019, respectively, represent annualized internal growth in managed assets (consolidated net inflows divided by beginning of period consolidated assets under management) of 7 percent and 4 percent, respectively, for these periods. For comparison, we had consolidated net inflows of $3.7 billion and $15.2 billion in the third quarter and first nine months of fiscal 2018, respectively, representing annualized internal growth in managed assets of 3 percent and 5 percent, respectively, for these periods. Excluding exposure management mandates, which have lower fees and more variable flows than the rest of our business, our annualized internal growth in managed assets was 5 percent and 4 percent in the third quarter and first nine months of fiscal 2019, respectively, and 8 percent in both the third quarter and first nine months of fiscal 2018.

The Company’s annualized internal management fee revenue growth rate (management fees attributable to consolidated inflows less management fees attributable to consolidated outflows, divided by beginning of period consolidated management fee revenue) was 2 percent in the third quarter of fiscal 2019, as the management fee revenue contribution from sales and other inflows exceeded the management fee revenue lost from redemptions and other outflows. The Company’s annualized internal management fee revenue growth rate was -1 percent in the first nine months of fiscal 2019, as the management fee revenue lost from redemptions and other outflows exceeded the management fee revenue contribution from sales and other inflows. The Company’s annualized internal management fee revenue growth rate was 5 percent in both the third quarter and first nine months of fiscal 2018, as the management fee revenue contribution from sales and other inflows exceeded the management fee revenue lost from redemptions and other outflows.

The following tables summarize our consolidated assets under management and asset flows by investment mandate and investment vehicle:

Consolidated Assets under Management and Net Flows by Investment Mandate(1)

	Three Months Ended			Nine Months Ended
	July 31,		%	July 31,		%
(in millions)	2019	2018	Change	2019	2018	Change
Equity assets - beginning of period(2)	$125,869	$117,757	7%	$115,772	$113,472	2%
Sales and other inflows	6,749	5,385	25%	18,019	17,174	5%
Redemptions/outflows	(5,130)	(4,900)	5%	(15,161)	(15,485)	-2%
Net flows	1,619	485	234%	2,858	1,689	69%
Exchanges	(43)	8	NM(4)	(1)	6	NM
Market value change	1,551	4,216	-63%	10,367	7,299	42%
Equity assets - end of period	$128,996	$122,466	5%	$128,996	$122,466	5%
Fixed income assets - beginning of period(3)	86,744	74,024	17%	77,844	70,797	10%
Sales and other inflows	8,005	6,730	19%	25,579	19,221	33%
Redemptions/outflows	(4,566)	(4,065)	12%	(16,046)	(11,927)	35%
Net flows	3,439	2,665	29%	9,533	7,294	31%
Exchanges	69	(16)	NM	465	(5)	NM
Market value change	1,147	146	686%	3,557	(1,267)	NM
Fixed income assets - end of period	$91,399	$76,819	19%	$91,399	$76,819	19%
Floating-rate income assets - beginning of period	39,750	42,282	-6%	44,837	38,819	16%
Sales and other inflows	1,772	3,387	-48%	7,417	10,222	-27%
Redemptions/outflows	(2,963)	(2,438)	22%	(13,098)	(6,298)	108%
Net flows	(1,191)	949	NM	(5,681)	3,924	NM
Exchanges	(38)	25	NM	(361)	40	NM
Market value change	(182)	(301)	-40%	(456)	172	NM
Floating-rate income assets - end of period	$38,339	$42,955	-11%	$38,339	$42,955	-11%
Alternative assets - beginning of period	9,409	13,506	-30%	12,139	12,637	-4%
Sales and other inflows	466	1,254	-63%	2,312	4,832	-52%
Redemptions/outflows	(1,109)	(999)	11%	(5,648)	(3,377)	67%
Net flows	(643)	255	NM	(3,336)	1,455	NM
Exchanges	9	(20)	NM	(167)	(28)	496%
Market value change	256	(276)	NM	395	(599)	NM
Alternative assets - end of period	$9,031	$13,465	-33%	$9,031	$13,465	-33%
Portfolio implementation assets - beginning of period	125,391	107,170	17%	110,840	99,615	11%
Sales and other inflows	6,468	6,085	6%	19,939	16,984	17%
Redemptions/outflows	(4,378)	(3,025)	45%	(13,212)	(10,322)	28%
Net flows	2,090	3,060	-32%	6,727	6,662	1%
Exchanges	3	(1)	NM	57	(16)	NM
Market value change	1,152	4,806	-76%	11,012	8,774	26%
Portfolio implementation assets - end of period	$128,636	$115,035	12%	$128,636	$115,035	12%
Exposure management assets - beginning of period	82,775	85,333	-3%	77,871	86,976	-10%
Sales and other inflows	17,307	15,131	14%	48,988	52,866	-7%
Redemptions/outflows	(14,611)	(18,814)	-22%	(44,963)	(58,657)	-23%
Net flows	2,696	(3,683)	NM	4,025	(5,791)	NM
Market value change	908	793	15%	4,483	1,258	256%
Exposure management assets - end of period	$86,379	$82,443	5%	$86,379	$82,443	5%
Total assets under management - beginning of period	469,938	440,072	7%	439,303	422,316	4%
Sales and other inflows	40,767	37,972	7%	122,254	121,299	1%
Redemptions/outflows	(32,757)	(34,241)	-4%	(108,128)	(106,066)	2%
Net flows	8,010	3,731	115%	14,126	15,233	-7%
Exchanges	-	(4)	-100%	(7)	(3)	133%
Market value change	4,832	9,384	-49%	29,358	15,637	88%
Total assets under management - end of period	$482,780	$453,183	7%	$482,780	$453,183	7%

(1)	Consolidated Eaton Vance Corp. See table on page 62 for directly managed assets and flows of 49 percent-owned Hexavest, which are not included in the table above.
(2)	Whenever presented, Equity assets include balanced and other multi-asset mandates.
(3)	Whenever presented, Fixed Income assets include cash management mandates.
(4)	Not meaningful (NM).

Consolidated Assets under Management and Net Flows by Investment Vehicle(1)

	Three Months Ended			Nine Months Ended
	July 31,		%	July 31,		%
(in millions)	2019	2018	Change	2019	2018	Change
Funds - beginning of period(2)	$170,962	$162,869	5%	$164,968	$156,853	5%
Sales and other inflows	10,084	10,855	-7%	34,317	33,167	3%
Redemptions/outflows	(8,912)	(7,878)	13%	(33,736)	(25,364)	33%
Net flows	1,172	2,977	-61%	581	7,803	-93%
Exchanges	22	304	-93%	(83)	305	NM
Market value change	1,277	2,628	-51%	7,967	3,817	109%
Funds - end of period	$173,433	$168,778	3%	$173,433	$168,778	3%
Institutional separate accounts - beginning of period	160,460	163,816	-2%	153,996	159,986	-4%
Sales and other inflows	20,903	18,929	10%	58,059	64,566	-10%
Redemptions/outflows	(17,861)	(22,293)	-20%	(56,689)	(67,360)	-16%
Net flows	3,042	(3,364)	NM	1,370	(2,794)	NM
Exchanges	(16)	(308)	-95%	82	18	356%
Market value change	1,825	2,557	-29%	9,863	5,491	80%
Institutional separate accounts - end of period	$165,311	$162,701	2%	$165,311	$162,701	2%
Individual separate accounts - beginning of period(3)	138,516	113,387	22%	120,339	105,477	14%
Sales and other inflows	9,780	8,188	19%	29,878	23,566	27%
Redemptions/outflows	(5,984)	(4,070)	47%	(17,703)	(13,342)	33%
Net flows	3,796	4,118	-8%	12,175	10,224	19%
Exchanges	(6)	-	NM	(6)	(326)	-98%
Market value change	1,730	4,199	-59%	11,528	6,329	82%
Individual separate accounts - end of period	$144,036	$121,704	18%	$144,036	$121,704	18%
Total assets under management - beginning of period	469,938	440,072	7%	439,303	422,316	4%
Sales and other inflows	40,767	37,972	7%	122,254	121,299	1%
Redemptions/outflows	(32,757)	(34,241)	-4%	(108,128)	(106,066)	2%
Net flows	8,010	3,731	115%	14,126	15,233	-7%
Exchanges	-	(4)	-100%	(7)	(3)	133%
Market value change	4,832	9,384	-49%	29,358	15,637	88%
Total assets under management - end of period	$482,780	$453,183	7%	$482,780	$453,183	7%

(1)	Consolidated Eaton Vance Corp. See table on page 62 for directly managed assets and flows of 49 percent-owned Hexavest, which are not included in the table above.
(2)	Whenever presented, Fund assets include assets of cash management funds.
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

As of July 31, 2019, our 49 percent-owned affiliate Hexavest managed $13.4 billion of client assets, down 12 percent from $15.2 billion of managed assets on July 31, 2018. Other than Eaton Vance-sponsored funds for which Hexavest is adviser or sub-adviser, the managed assets and flows of Hexavest are not included in Eaton Vance’s consolidated totals.

The following table summarizes assets under management and net flows of Hexavest:

Hexavest Assets under Management and Net Flows

	Three Months Ended			Nine Months Ended
	July 31,		%	July 31,		%
(in millions)	2019	2018	Change	2019	2018	Change
Eaton Vance distributed:
Eaton Vance sponsored funds - beginning of period(1)	$184	$179	3%	$159	$182	-13%
Sales and other inflows	3	1	200%	47	11	327%
Redemptions/outflows	(17)	(14)	21%	(45)	(31)	45%
Net flows	(14)	(13)	8%	2	(20)	NM
Market value change	-	2	-100%	9	6	50%
Eaton Vance sponsored funds - end of period	$170	$168	1%	$170	$168	1%
Eaton Vance distributed separate accounts - beginning of period(2)	2,076	3,087	-33%	2,169	3,092	-30%
Sales and other inflows	79	32	147%	103	172	-40%
Redemptions/outflows	(414)	(631)	-34%	(633)	(849)	-25%
Net flows	(335)	(599)	-44%	(530)	(677)	-22%
Market value change	4	34	-88%	106	107	-1%
Eaton Vance distributed separate accounts - end of period	$1,745	$2,522	-31%	$1,745	$2,522	-31%
Total Eaton Vance distributed - beginning of period	2,260	3,266	-31%	2,328	3,274	-29%
Sales and other inflows	82	33	148%	150	183	-18%
Redemptions/outflows	(431)	(645)	-33%	(678)	(880)	-23%
Net flows	(349)	(612)	-43%	(528)	(697)	-24%
Market value change	4	36	-89%	115	113	2%
Total Eaton Vance distributed - end of period	$1,915	$2,690	-29%	$1,915	$2,690	-29%
Hexavest directly distributed - beginning of period(3)	11,634	12,502	-7%	11,467	12,748	-10%
Sales and other inflows	410	440	-7%	1,629	916	78%
Redemptions/outflows	(646)	(587)	10%	(2,253)	(1,572)	43%
Net flows	(236)	(147)	61%	(624)	(656)	-5%
Market value change	76	198	-62%	631	461	37%
Hexavest directly distributed - end of period	$11,474	$12,553	-9%	$11,474	$12,553	-9%
Total Hexavest assets - beginning of period	13,894	15,768	-12%	13,795	16,022	-14%
Sales and other inflows	492	473	4%	1,779	1,099	62%
Redemptions/outflows	(1,077)	(1,232)	-13%	(2,931)	(2,452)	20%
Net flows	(585)	(759)	-23%	(1,152)	(1,353)	-15%
Market value change	80	234	-66%	746	574	30%
Total Hexavest assets - end of period	$13,389	$15,243	-12%	$13,389	$15,243	-12%

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

The following table provides a reconciliation of net income attributable to Eaton Vance Corp. shareholders and earnings per diluted share to adjusted net income attributable to Eaton Vance Corp. shareholders and adjusted earnings per diluted share, respectively:

	Three Months Ended			Nine Months Ended
	July 31,		%	July 31,		%
(in thousands, except per share figures)	2019	2018	Change	2019	2018	Change
Net income attributable to Eaton Vance Corp.
shareholders	$102,221	$101,794	0%	$290,829	$276,451	5%
Net excess tax benefit from stock-based
compensation plans(1)	(637)	(1,331)	-52%	(3,863)	(15,071)	-74%
Revaluation of deferred tax amounts(2)	-	-	NM	-	21,653	-100%
Repatriation of undistributed earnings of foreign
subsidiaries(3)	-	6	-100%	-	3,062	-100%
Loss on write-off of Hexavest option, net of tax(4)	-	-	NM	-	5,660	-100%
Adjusted net income attributable to
Eaton Vance Corp. shareholders	$101,584	$100,469	1%	$286,966	$291,755	-2%

Earnings per diluted share	$0.90	$0.83	8%	$2.54	$2.24	13%
Net excess tax benefit from stock-based
compensation plans	-	(0.01)	-100%	(0.03)	(0.13)	-77%
Revaluation of deferred tax amounts	-	-	NM	-	0.18	-100%
Repatriation of undistributed earnings of foreign
subsidiaries	-	-	NM	-	0.02	-100%
Loss on write-off of Hexavest option, net of tax	-	-	NM	-	0.05	-100%
Adjusted earnings per diluted share	$0.90	$0.82	10%	$2.51	$2.36	6%

(1)	Reflects the impact of Accounting Standard Update (ASU) 2016-09, Improvements to Employee Share-Based Payment Accounting, which was adopted in the first quarter of fiscal 2018.
(2)	Reflects the revaluation of deferred tax assets and deferred tax liabilities resulting from the enactment of the Tax Cuts and Jobs Act (2017 Tax Act) on December 22, 2017.
(3)	Reflects the recognition of incremental tax expense related to the deemed repatriation of foreign earnings considered to be indefinitely reinvested abroad and not previously subject to U.S. taxation.
(4)

Reflects the $6.5 million loss recognized upon expiration of the Company's option to acquire an additional 26 percent ownership interest in Hexavest, net of the associated impact to taxes of $0.8 million.

The $0.4 million increase in net income attributable to Eaton Vance Corp. shareholders in the third quarter of fiscal 2019 compared to the third quarter of fiscal 2018 is attributable primarily to the following:

•An increase in revenue of $2.5 million, primarily reflecting increases in management fees and service fees, partially offset by decreases in distribution and underwriting fees and other revenue.

•An increase in expenses of $7.7 million, reflecting increases in compensation and related costs, service fee expenses, amortization of deferred sales commissions, fund-related expenses and other operating expenses, partially offset by a decrease in distribution expense.

•An increase in non-operating income of $5.5 million, primarily reflecting an increase in net gains and other investment income, partially offset by an increase in net expense of consolidated CLO entities.

•A decrease in income taxes of $0.9 million.

•A decrease in equity in net income of affiliates, net of tax, of $0.5 million.

•An increase in net income attributable to non-controlling and other beneficial interests of $0.3 million.

Weighted average diluted shares outstanding decreased by 9.3 million shares, or 8 percent, in the third quarter of fiscal 2019 compared to the third quarter of fiscal 2018, primarily reflecting share repurchases in excess of new shares issued upon the vesting of restricted stock awards and the exercise of employee stock options, and a decrease in the dilutive effect of in-the-money options and unvested restricted stock awards due to lower market prices of the Company’s shares.

The $14.4 million increase in net income attributable to Eaton Vance Corp. shareholders in the first nine months of fiscal 2019 compared to the first nine months of fiscal 2018 can be primarily attributed to the following:

•A decrease in revenue of $12.1 million, primarily reflecting decreases in management fees, distribution and underwriting fees, service fee revenue and other revenue.

•An increase in expenses of $13.2 million, reflecting increases in compensation and related costs, amortization of deferred sales commissions, fund-related expenses and other operating expenses, partially offset by a decrease in distribution and service fee expense.

•An increase in non-operating income of $29.6 million, primarily reflecting an increase in net gains and other investment income and an increase in income contribution from consolidated CLO entities.

•A decrease in income taxes of $18.9 million.

•A decrease in equity in net income of affiliates, net of tax, of $2.0 million.

•An increase in net income attributable to non-controlling and other beneficial interests of $6.9 million.

Weighted average diluted shares outstanding decreased by 9.0 million shares, or 7 percent, in the first nine months of fiscal 2019 compared to the first nine months of fiscal 2018, primarily reflecting share repurchases in excess of new shares issued upon the vesting of restricted stock awards and the exercise of employee stock options, and a decrease in the dilutive effect of in-the-money options and unvested restricted stock awards due to lower market prices of the Company’s shares.

Revenue

The following table shows the components of our revenue:

	Three Months Ended			Nine Months Ended
	July 31,		%	July 31,		%
(in thousands)	2019	2018(1)	Change	2019	2018(1)	Change
Management fees	$375,747	$368,961	2%	$1,085,881	$1,086,894	0%
Distribution and underwriter fees	21,281	24,738	-14%	64,425	73,842	-13%
Service fees	31,855	31,053	3%	90,801	90,867	0%
Other revenue	2,352	3,939	-40%	8,405	10,024	-16%
Total revenue	$431,235	$428,691	1%	$1,249,512	$1,261,627	-1%

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

Management fees

The increase in management fees in the third quarter of fiscal 2019 from the same period a year earlier is primarily attributable to a 6 percent increase in consolidated average assets under management and a $1.8 million decrease in fund subsidies, partially offset by a 4 percent decrease in our consolidated average management fee rates. The decrease in management fees in the first nine months of fiscal 2019 from the same period a year earlier is primarily attributable to a 4 percent decrease in our consolidated average annualized management fee rates and a $3.7 million increase in fund subsidies, partially offset by a 3 percent increase in consolidated average assets under management.

Performance-based fees, which are excluded from the calculation of our average management fee rates, contributed $0.1 million and $1.6 million in the third quarter and first nine months of fiscal 2019, respectively, and were $(0.4) million and $(1.4) million in the third quarter and first nine months of fiscal 2018, respectively. Changes in consolidated average annualized management fee rates for the compared periods primarily reflect a shift in the Company’s mix of business towards lower-fee mandates and fluctuations in fund subsidies.

The following table shows consolidated average annualized management fee rates by investment mandate, excluding performance-based fees:

	Three Months Ended			Nine Months Ended
	July 31,		%	July 31,		%
(in basis points on average managed assets)	2019	2018(1)	Change	2019	2018(1)	Change
Equity	57.1	58.8	-3%	57.1	59.1	-3%
Fixed income	32.8	34.5	-5%	33.1	35.2	-6%
Floating-rate income	49.7	50.3	-1%	49.8	50.8	-2%
Alternative	66.9	66.0	1%	61.0	66.1	-8%
Portfolio implementation	15.1	14.5	4%	14.8	14.5	2%
Exposure management	5.2	5.2	0%	5.2	5.1	2%
Consolidated average annualized
management fee rates	31.8	33.0	-4%	31.9	33.1	-4%

(1)

Prior period management fee rates have been restated to reflect the Company's retrospective adoption of ASU 2014-09 on November 1, 2018. Fund subsidies previously included as a component of fund-related expenses are now presented as a contra-revenue component of management fees. Fluctuations in fund subsidies may cause average management fee rates to fluctuate from one period to the next.

Consolidated average assets under management by investment mandate to which these fee rates apply can be found in the table, “Consolidated Average Assets under Management by Investment Mandate,” on page 58.

Distribution and underwriter fees

The following table shows fund distribution and underwriter fee revenue and other fund-related distribution income:

	Three Months Ended			Nine Months Ended
	July 31,		%	July 31,		%
(in thousands)	2019	2018	Change	2019	2018	Change
Distribution fees:
Class A	$763	$864	-12%	$2,391	$2,556	-6%
Class B	20	76	-74%	96	295	-67%
Class C(1)	9,078	14,017	-35%	30,678	42,709	-28%
Class F	392	405	-3%	1,144	1,195	-4%
Class N	18	23	-22%	60	81	-26%
Class R	493	481	2%	1,401	1,401	0%
Private funds	2,995	2,381	26%	8,252	6,553	26%
Total distribution fees	13,759	18,247	-25%	44,022	54,790	-20%
Underwriter commissions(1)	5,964	5,378	11%	15,257	15,729	-3%
Contingent deferred sales charges
and other redemption fees(1)	396	46	761%	1,751	186	841%
Other distribution income(1)	1,162	1,067	9%	3,395	3,137	8%
Total distribution and underwriter fees	$21,281	$24,738	-14%	$64,425	$73,842	-13%

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

Service fees

Fund service fee revenue increased 3 percent in the third quarter of fiscal 2019 from the prior period a year earlier, primarily reflecting an increase in average assets in funds and fund share classes subject to service fees. Fund service fee revenue was substantially unchanged in the first nine months of fiscal 2019 from the same period a year earlier.

Other revenue

Other revenue, which consists primarily of fund shareholder servicing fees, miscellaneous dealer income, referral fees and consultancy fees, decreased 40 percent and 16 percent in the third quarter and first nine months of fiscal 2019 from the same periods a year earlier, respectively, primarily reflecting decreases in miscellaneous dealer income and referral fees, partially offset by an increase in consultancy fees. The decrease for the nine months of fiscal 2019 further reflects a partial offset of an increase in shareholder servicing fees.

Expenses

The following table shows our operating expenses:

	Three Months Ended			Nine Months Ended
	July 31,		%	July 31,		%
(in thousands)	2019	2018	Change	2019	2018	Change
Compensation and related costs	$158,642	$152,921	4%	$466,072	$455,958	2%
Distribution expense(1)	38,070	41,424	-8%	111,508	123,891	-10%
Service fee expense(1)	28,037	27,074	4%	79,475	79,594	0%
Amortization of deferred sales
commissions	5,644	4,637	22%	16,762	13,342	26%
Fund-related expenses(1)	9,715	9,253	5%	29,320	27,773	6%
Other expenses	53,992	51,118	6%	160,937	150,319	7%
Total expenses	$294,100	$286,427	3%	$864,074	$850,877	2%

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

Compensation and related costs

The following table shows our compensation and related costs:

	Three Months Ended			Nine Months Ended
	July 31,		%	July 31,		%
(in thousands)	2019	2018	Change	2019	2018	Change
Base salaries and employee benefits	$73,175	$68,738	6%	$219,919	$203,753	8%
Stock-based compensation	23,541	22,840	3%	68,827	68,277	1%
Operating income-based incentives	43,731	44,265	-1%	124,720	130,528	-4%
Sales-based incentives	16,143	16,844	-4%	48,532	52,050	-7%
Other compensation expense	2,052	234	777%	4,074	1,350	202%
Total	$158,642	$152,921	4%	$466,072	$455,958	2%

Compensation expense increased by $5.7 million, or 4 percent, in the third quarter of fiscal 2019 from the same period a year earlier. The increase was driven primarily by (i) a $4.4 million increase in base salaries and employee benefits associated with increases in headcount and fiscal year-end merit adjustments; (ii) a $1.7 million increase in costs associated with employee terminations; and (iii) a $0.7 million increase in stock-based compensation expense. These increases were partially offset by a $0.7 million decrease in sales-based incentive compensation and a $0.5 million decrease in operating income-based bonus accruals.

Compensation expense increased by $10.1 million, or 2 percent, in the first nine months of fiscal 2019 from the same period a year earlier. The increase was driven primarily by; (i) a $16.2 million increase in base salaries and employee benefits associated with increases in headcount and fiscal year-end merit adjustments; and (ii) a $2.9 million increase in costs associated with employee terminations. These increases were partially offset by a $5.8 million decrease in operating income-based bonus accruals and a $3.5 million decrease in sales-based incentive compensation.

Distribution expense

The following table shows our distribution expense:

	Three Months Ended			Nine Months Ended
	July 31,		%	July 31,		%
(in thousands)	2019	2018	Change	2019	2018	Change
Up-front sales commission expense(1)	$5,796	$5,189	12%	$14,847	$14,951	-1%
Distribution fees(1)	10,384	15,866	-35%	35,062	47,745	-27%
Closed-end fund dealer
compensation payments	949	977	-3%	2,766	2,898	-5%
Intermediary marketing support
payments	13,513	13,064	3%	38,503	38,251	1%
Discretionary marketing expenses	5,260	4,226	24%	14,172	13,763	3%
Finder's fees	2,168	2,102	3%	6,158	6,283	-2%
Total	$38,070	$41,424	-8%	$111,508	$123,891	-10%

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

Distribution expense decreased by $3.4 million, or 8 percent, in the third quarter of fiscal 2019, and decreased by $12.4 million, or 10 percent, in the first nine months of fiscal 2019 versus the same periods a year earlier, primarily reflecting lower Class C distribution expenses driven by a decrease in average managed assets of Class C mutual fund shares. The decrease was partially offset by increases in discretionary marketing expenses, primarily reflecting an increase in distribution conferences, marketing efforts for product advertisement initiatives and literature fulfillment.

Service fee expense

Service fee expense increased by $1.0 million, or 4 percent, in the third quarter of fiscal 2019 from the same period a year earlier, reflecting higher Class A and private fund service fee payments, partially offset by lower Class C service fee payments. Service fee expense was substantially unchanged in the first nine months of fiscal 2019 from the same period a year earlier.

Amortization of deferred sales commissions

Amortization expense increased by $1.0 million, or 22 percent, in the third quarter of fiscal 2019, and increased by $3.4 million, or 26 percent, in the first nine months of fiscal 2019 versus the same periods a year earlier, primarily reflecting higher private fund and Class C commission amortization.

Fund-related expenses

Fund-related expenses increased by $0.5 million, or 5 percent, in the third quarter of fiscal 2019, and increased by $1.5 million, or 6 percent, in the first nine months of fiscal 2019 compared to the same periods a year earlier, reflecting higher sub-advisory fees driven by increases in average managed assets in sub-advised funds.

Other expenses

The following table shows our other expenses:

	Three Months Ended			Nine Months Ended
	July 31,		%	July 31,		%
(in thousands)	2019	2018	Change	2019	2018	Change
Information technology	$25,315	$23,075	10%	$73,512	$66,563	10%
Facilities-related	13,086	12,089	8%	39,041	35,543	10%
Travel	4,982	4,481	11%	13,886	13,234	5%
Professional services	4,128	4,154	-1%	12,822	11,901	8%
Communications	1,675	1,502	12%	4,666	4,358	7%
Amortization of intangible assets	1,050	2,232	-53%	3,928	6,710	-41%
Other corporate expense	3,756	3,585	5%	13,082	12,010	9%
Total	$53,992	$51,118	6%	$160,937	$150,319	7%

Other expenses increased by $2.9 million, or 6 percent, in the third quarter of fiscal 2019, and increased by $10.6 million, or 7 percent, in the first nine months of fiscal 2019 from the same periods a year earlier, primarily reflecting increases in information technology spending, facilities-related, travel, communications and other corporate expenses. These increases were partially offset by a decrease in amortization expense related to certain intangible assets that were fully amortized during the first quarter of fiscal 2019. The increase for the first nine months of fiscal 2019 further reflects higher professional services expenses, primarily driven by higher external legal costs.

Non-operating Income (Expense)

The following table shows the main categories of non-operating income (expense):

	Three Months Ended			Nine Months Ended
	July 31,		%	July 31,		%
(in thousands)	2019	2018	Change	2019	2018	Change
Gains and other investment income, net	$14,846	$7,131	108%	$35,885	$9,468	279%
Interest expense	(5,888)	(5,906)	0%	(17,907)	(17,716)	1%
Other income (expense) of consolidated
CLO entities:
Gains and other investment income, net	18,260	1,847	889%	45,495	4,823	843%
Interest and other expense	(21,748)	(3,092)	603%	(40,905)	(3,630)	NM
Total non-operating income (expense)	$5,470	$(20)	NM	$22,568	$(7,055)	NM

Gains and other investment income, net, increased by $7.7 million in the third quarter of fiscal 2019 compared to the same period a year ago, reflecting a $6.6 million increase in net investment gains primarily attributable to investments in sponsored strategies and associated hedges and a $1.3 million increase in interest and other income, partially offset by an increase in foreign currency losses of $0.1 million.

Interest expense in the third quarter of fiscal 2019 was substantially unchanged from the same period a year earlier.

The change in other income (expense) of consolidated CLO entities in the third quarter of 2019 compared to the same period a year earlier reflects a $2.2 million increase in net expense from consolidated CLO entities, reflecting a decrease in our economic interests in these entities. Our economic interests consist of changes in the fair market value of our investments in these entities, distributions received and management fees earned by the Company.

Gains and other investment income, net, increased by $26.4 million in the first nine months of fiscal 2019 compared to the same period a year earlier, reflecting a $20.0 million increase in net investment gains primarily attributable to investments in sponsored strategies and associated hedges, a $6.2 million increase in interest and other income and a $0.2 million increase in foreign currency losses.

Interest expense increased by $0.2 million in the first nine months of fiscal 2019 compared to the same period a year earlier. The increase is primarily attributable to the write-off of deferred financing costs associated with replacing the Company’s previous revolving credit facility with a new $300 million senior unsecured revolving credit facility on December 11, 2018. The new credit facility expires on December 11, 2023.

The change in other income (expense) of consolidated CLO entities in the first nine months 2019 compared to the same period a year earlier reflects a $3.4 million increase in income contribution from consolidated CLO entities, reflecting an increase in our economic interests in these entities. Our economic interests consist of changes in the fair market value of our investments in these entities, distributions received and management fees earned by the Company.

Income Taxes

Our effective tax rate, calculated as a percentage of income before income taxes and equity in net income of affiliates, was 25.5 percent in the third quarter of fiscal 2019 and 26.2 percent in the third quarter of fiscal 2018. Our effective tax rate was 24.8 percent in the first nine months of fiscal 2019 and 29.7 percent in the first nine months of fiscal 2018.

Our income tax provision for the three and nine months ended July 31, 2019 includes charges of $1.1 million and $2.4 million, respectively, associated with certain provisions of the 2017 Tax Act taking effect in fiscal 2019, relating principally to limitations on the deductibility of executive compensation.

Our income tax provision for the three and nine months ended July 31, 2019 was reduced by net excess tax benefits of $0.6 million and $3.9 million, respectively, related to the exercise of employee stock options and vesting of restricted stock awards during those periods. During the three and nine months ended July 31, 2018, our income tax provision was reduced by net excess tax benefits related to the exercise of employee stock options and vesting of restricted stock awards totaling $1.3 million and $15.1 million, respectively. Our income tax provision for the nine months ended July 31, 2018 also included a non-recurring charge of $24.8 million to reflect the estimated effect of the enactment of the 2017 Tax Act.

Our calculations of adjusted net income and adjusted earnings per diluted share remove the tax impact of stock-based compensation shortfalls or windfalls recognized in connection with the accounting guidance adopted in the first quarter of fiscal 2018. On this basis, our adjusted effective tax rate was 25.9 percent and 27.1 percent for the three months ended July 31, 2019 and 2018, respectively, and 25.7 percent and 29.7 percent for the nine months ended July 31, 2019 and 2018, respectively.

Equity in Net Income of Affiliates, Net of Tax

Equity in net income of affiliates, net of tax, primarily reflects our 49 percent equity interest in Hexavest and our seven percent minority equity interest in a private equity partnership managed by a third party.

The following table summarizes the components of equity in net income of affiliates, net of tax:

	Three Months Ended			Nine Months Ended
	July 31,		%	July 31,		%
(in thousands)	2019	2018	Change	2019	2018	Change
Investment in Hexavest, net of
tax and amortization	$2,235	$2,753	-19%	$6,920	$8,359	-17%
Investment in private equity
partnership, net of tax	-	(3)	-100%	(2)	518	NM
Total	$2,235	$2,750	-19%	$6,918	$8,877	-22%

Net Income Attributable to Non-controlling and Other Beneficial Interests

The following table summarizes the components of net income attributable to non-controlling and other beneficial interests:

	Three Months Ended			Nine Months Ended
	July 31,		%	July 31,		%
(in thousands)	2019	2018	Change	2019	2018	Change
Consolidated sponsored funds	$(2,760)	$(1,862)	48%	$(13,323)	$(4,215)	216%
Majority-owned subsidiaries	(3,555)	(4,119)	-14%	(9,774)	(12,026)	-19%
Net income attributable to non-
controlling and other beneficial interests	$(6,315)	$(5,981)	6%	$(23,097)	$(16,241)	42%

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

The following table summarizes certain key financial data relating to our liquidity and capital resources and the uses of cash:

Balance Sheet and Cash Flow Data
	July 31,	October 31,
(in thousands)	2019	2018

Balance sheet data:
Assets:
Cash and cash equivalents	$527,708	$600,696
Management fees and other receivables	234,146	236,736
Total liquid assets	$761,854	$837,432

Investments	$1,044,026	$1,078,627

Liabilities:
Debt(1)	$625,000	$625,000

(1)

Represents the principal amount of debt outstanding. The carrying value of the debt, including debt issuance costs, was $620.3 million and $619.7 million as of July 31, 2019 and October 31, 2018, respectively.

	Nine Months Ended
	July 31,
(in thousands)	2019	2018

Cash flow data:
Operating cash flows(1)	$379,912	$238,463
Investing cash flows	(628,313)	(152,599)
Financing cash flows	95,390	(44,889)

(1)

Prior period operating cash flows have been restated to reflect the Company's retrospective adoption of ASU 2016-18, Restricted Cash, on November 1, 2018. Please see Note 1, "Summary of Significant Accounting Policies" in Item 1, "Consolidated Financial Statements (unaudited)," for further detail.

Liquidity and Capital Resources

Liquid assets consist of cash and cash equivalents and management fees and other receivables. Cash and cash equivalents consist of cash and short-term, highly liquid investments that are readily convertible to cash. Management fees and other receivables primarily represent receivables due from sponsored funds and separately managed accounts for investment advisory and distribution services provided. Excluding those assets identified as assets of consolidated CLO entities, liquid assets represented 32 percent and 33 percent of total assets on July 31, 2019 and October 31, 2018, respectively. Not included in the liquid asset amounts are $250.1 million and $273.3 million of highly liquid short-term debt securities with remaining maturities between three and 12 months at July 31, 2019 and October 31, 2018, respectively, which are included within investments on our Consolidated Balance Sheets. Our seed investments in consolidated funds and separate accounts are not treated as liquid assets because they may be longer term in nature.

On July 31, 2019, our debt consisted of $325 million in aggregate principal amount of 3.625 percent Senior Notes due in June 2023 and $300 million in aggregate principal amount of 3.5 percent Senior Notes due in April 2027.

We maintain a $300 million unsecured revolving credit facility with several banks that expires on December 11, 2023. The facility, which we entered into on December 11, 2018, provides that we may borrow at LIBOR-based rates of interest that vary depending on the level of usage of the facility and our credit ratings. The agreement contains financial covenants with respect to leverage and interest coverage and requires us to pay an annual commitment fee on any unused portion. We had no borrowings under our revolving credit facility at July 31, 2019 or at any point during the first nine months of fiscal 2019. We were in compliance with all debt covenants as of July 31, 2019.

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

Recoverability of our Investments

Our $1,044.0 million of investments as of July 31, 2019 consisted of our 49 percent equity interest in Hexavest, positions in Company-sponsored funds and separate accounts entered into for investment and business development purposes, and certain other investments held at cost by the Company. Investments in consolidated funds and separate accounts and investments held directly by the Company are generally in liquid debt or equity securities and are carried at fair market value. We test our investments held at cost for impairment on a quarterly basis using qualitative factors. As of July 31, 2019 there were no indicators of impairment on our investments held at cost.

We test our investments in equity method investees, goodwill and indefinite-lived intangible assets for impairment in the fourth quarter of each fiscal year, or as facts and circumstances indicate that additional analysis is warranted. There have been no significant changes in financial condition in the first nine months of fiscal 2019 that would indicate that an impairment loss exists at July 31, 2019.

We periodically review our deferred sales commissions and amortizing identifiable intangible assets for impairment as events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. There have been no significant changes in financial condition in the first nine months of fiscal 2019 that would indicate that an impairment loss exists at July 31, 2019.

Operating Cash Flows

Cash provided by operating activities totaled $379.9 million in the first nine months of fiscal 2019, compared to cash provided by operating activities of $238.5 million in the first nine months of fiscal 2018. The year-over-year change primarily reflects an increase in net cash provided by the sale of short-term debt securities, a decrease in net outflows related to the investment activity of consolidated sponsored funds and separately managed accounts, a net decrease as a result of the timing differences in the cash settlements of our other assets and liabilities and a decrease in net cash provided by operating activities of consolidated CLO entities.

Investing Cash Flows

Cash used for investing activities totaled $628.3 million in the first nine months of fiscal 2019 and $152.6 million in the first nine months of fiscal 2018. The year-over-year change primarily reflects a $439.0 million increase in net purchases of bank loans and other investments by our consolidated CLO entities, a $17.2 million increase in additions to equipment and leasehold improvements, mainly attributable to the move into newly leased office space in Seattle, and a $29.1 million increase in net purchases of investments made by the Company in CLO entity note obligations, partially offset by a $9.6 million increase in net proceeds from sale of investments. We anticipate that we will continue to invest in CLO entity note obligations while also taking advantage of opportunities to sell equity interests currently held in CLOs.

Financing Cash Flows

Cash provided by financing activities totaled $95.4 million in the first nine months of fiscal 2019. The Company used $257.9 million to repurchase and retire shares of our Non-Voting Common Stock under our authorized repurchase programs, paid $18.1 million to acquire additional interests in Atlanta Capital and Parametric and received proceeds of $30.3 million related to the issuance of shares of our Non-Voting Common Stock in connection with the exercise of stock options and other employee stock purchases. As of July 31, 2019, we had authorization to purchase an additional 7.6 million shares of our Non-Voting Common Stock under our current share repurchase authorization. We anticipate that repurchases of our Non-Voting Common Stock will continue to be an ongoing use of cash.

Our dividends declared per share were $1.05 in the first nine months of fiscal 2019 and we paid an additional $11.5 million of dividends in the first nine months of fiscal 2019 versus the first nine months of fiscal 2018. We currently expect to declare and pay quarterly dividends on our Voting and Non-Voting Common Stock comparable to the dividend declared in the third quarter of fiscal 2019. Cash provided by financing activities of consolidated CLO entities totaled $404.5 million in the first nine months of fiscal 2019 and $133.1 million in the first nine months of fiscal 2018. The year-over-year change primarily reflects the issuance of senior and subordinated note obligations resulting from the securitization of a warehouse CLO entity. Upon the closing of the securitization, the warehouse line of credit was paid off in full.

Contractual Obligations

We have future obligations under various contracts relating to debt, interest payments and operating leases. During the first nine months ended July 31, 2019, there were no material changes to our contractual obligations as previously reported in our Annual Report on Form 10-K for the year ended October 31, 2018, except as discussed below.

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

We have presented all redeemable non-controlling interests at redemption value on our Consolidated Balance Sheet as of July 31, 2019. We have recorded the current quarter change in the estimated redemption value of non-controlling interests redeemable at fair value as a component of additional paid-in capital. The estimated redemption value of our non-controlling interests totaled $346.2 million on July 31, 2019 compared to $335.1 million on October 31, 2018. These interests are all redeemable at fair value. Redeemable non-controlling interests as of July 31, 2019 consisted of profit interests granted under the long-term incentive plans of Parametric and Atlanta Capital of $48.7 million and $27.4 million, respectively, and non-controlling interests in Parametric issued in conjunction with the Parametric Risk Advisors LLC (Parametric Risk Advisors) final put option of $11.9 million. Additionally, redeemable non-controlling interests as of July 31, 2019 also included third-party investors’ ownership in consolidated sponsored funds of $258.2 million.

Foreign Subsidiaries

As of July 31, 2019, we consider the undistributed earnings of certain foreign subsidiaries to be indefinitely reinvested in foreign operations. We no longer consider the undistributed earnings of our Canadian subsidiary to be indefinitely reinvested in foreign operations. This change in assertion allowed the Canadian subsidiary to declare and pay a $65.2 million dividend to its U.S. parent company, which is a wholly-owned subsidiary of the Company, in April 2019. There was no financial statement impact related to this dividend as all previously undistributed earnings from the Canadian subsidiary were subject to taxation in fiscal 2018 due to the 2017 Tax Act. The dividend did however result in a tax expense reduction in the amount of $0.5 million due to a realized foreign exchange loss. As of July 31, 2019, we had approximately $16.6 million of undistributed earnings primarily from foreign operations in the United Kingdom that are not available to fund domestic operations or to distribute to shareholders unless repatriated. As a result of the 2017 Tax Act and foreign exchange rates as of July 31, 2019, there is no future tax liability with respect to undistributed earnings.

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

Item 4. Controls and Procedures

We evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2019. Disclosure controls and procedures are designed to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rule and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), to allow timely decisions regarding required disclosure. Our CEO and CFO participated in this evaluation and concluded that, as of July 31, 2019, our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting that occurred during the third quarter of our fiscal year ended October 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding purchases by the Company of our Non-Voting Common Stock on a monthly basis during the third quarter of fiscal 2019:

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
May 1, 2019 through
May 31, 2019	190,376	$39.38	190,376	2,412,488
June 1, 2019 through
June 30, 2019	657,444	$41.12	657,444	1,755,044
July 1, 2019 through
July 31, 2019	604,949	$44.18	604,949	7,556,398
Total	1,452,769	$42.16	1,452,769	7,556,398

(1)

We announced a share repurchase program on October 24, 2018, which authorized the repurchase of up to 8,000,000 shares of our Non-Voting Common Stock in the open market and in private transactions in accordance with applicable securities laws. This repurchase plan was terminated on July 10, 2019. A total of 6,406,303 shares were repurchased under the plan prior to termination.

We announced a share repurchase program on July 10, 2019, which authorized the repurchase of up to 8,000,000 shares of our Non-Voting Common Stock in the open market and in private transactions in accordance with applicable securities laws. This repurchase plan is not subject to an expiration date.

Item 6. Exhibits

(a)Exhibits

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
101

Materials from the Eaton Vance Corp. Quarterly Report on Form 10-Q for the quarter ended July 31, 2019, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) related Notes to the Consolidated Financial Statements, tagged in detail.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EATON VANCE CORP. (Registrant)

DATE: September 6, 2019	/s/Laurie G. Hylton
(Signature)
Laurie G. Hylton
Chief Financial Officer

DATE: September 6, 2019	/s/Julie E. Rozen
(Signature)
Julie E. Rozen
Chief Accounting Officer