Form 10-K
period 2019-10-31
EATON VANCE CORP
filed 2019-12-20
CIK 350797

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended October 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes☒ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Aggregate market value of Non-Voting Common Stock held by non-affiliates of the Registrant, based on the closing price of $41.57 on April 30, 2019 on the New York Stock Exchange was $4,581,448,621. Calculation of holdings by non-affiliates is based upon the assumption, for these purposes only, that executive officers, directors, and persons holding 5 percent or more of the registrant’s Non-Voting Common Stock are affiliates.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the close of the latest practicable date.

Class:	Outstanding at October 31, 2019
Non-Voting Common Stock, $0.00390625 par value	113,143,567
Voting Common Stock, $0.00390625 par value	422,935

Eaton Vance Corp.

Form 10-K

For the Fiscal Year Ended October 31, 2019

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for Eaton Vance Corp. (Eaton Vance or the Company) includes statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), including statements regarding our expectations, intentions or strategies regarding the future. All statements, other than statements of historical facts, included in this Annual Report on Form 10-K regarding our financial position, business strategy and other plans and objectives for future operations are forward-looking statements. The terms “may,” “will,” “could,” “anticipate,” “plan,” “continue,” “project,” “intend,” “estimate,” “believe,” “expect” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such words. Although we believe that the assumptions and expectations reflected in such forward-looking statements are reasonable, we can give no assurance that they will prove to be correct or that we will take any actions that may now be planned. Certain important factors that could cause actual results to differ materially from our expectations are disclosed in Risk Factors under Item 1A of this Annual Report on Form 10-K. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by such factors. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1. Business

General

Eaton Vance Corp. provides advanced investment strategies and wealth management solutions to forward-thinking investors around the world. Our principal business is managing investment funds and providing investment management and advisory services to high-net-worth individuals and institutions. Our core strategy is to develop and sustain management expertise across a range of investment disciplines and to offer leading investment strategies and services through multiple distribution channels. In executing our core strategy, we have developed broadly diversified investment management capabilities and a highly functional marketing, distribution and customer service organization. We measure our success as a Company based principally on investment performance delivered, client satisfaction, reputation in the marketplace, progress achieving strategic objectives, employee development and satisfaction, business and financial results, and shareholder value created.

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

Through Eaton Vance Management, Atlanta Capital, Calvert and our other affiliates, we manage active equity, income, alternative and blended strategies across a range of investment styles and asset classes, including U.S., global and international equities, floating-rate bank loans, municipal bonds, global income, high-yield and investment grade bonds, and mortgage-backed securities. Through Parametric, we manage a range of systematic investment strategies, including systematic equity, systematic alternatives and managed options strategies. Through Parametric, we also provide custom portfolio implementation and overlay services, including tax-managed and non-tax-managed Custom Core™ equity strategies, centralized portfolio management of multi-manager portfolios and exposure management services. We also oversee the management of, and distribute, investment funds sub-advised by unaffiliated third-party managers, including global, emerging market and regional equity and asset allocation strategies.

Our breadth of investment management capabilities supports a wide range of strategies and services offered to fund shareholders and separate account investors. Our equity strategies encompass a diversity of investment objectives, risk profiles, income levels and geographic representation. Our income investment strategies cover a broad duration, geographic representation and credit-quality range and encompass both taxable and tax-free investments. We also offer alternative investment strategies that include global macro absolute return and commodity-based investments. Although we manage and distribute a wide range of investment strategies and services, we operate in one business segment, namely as an investment adviser to funds and separate accounts. As of October 31, 2019, we had $497.4 billion in consolidated assets under management.

We distribute our funds and individual separately managed accounts principally through financial intermediaries. We have broad market reach, with distribution partners including national and regional broker-dealers, independent broker-dealers, registered investment advisors, banks and insurance companies. We support these distribution partners with a team of approximately 130 sales professionals covering U.S. and international markets.

We employ a team of approximately 40 sales professionals focused on serving institutional and high-net-worth clients who access investment management services on a direct basis and through investment consultants. Through our wholly- and majority-owned affiliates, we manage investments for a broad range of clients in the institutional and high-net-worth marketplace in the U.S. and internationally, including corporations, sovereign wealth funds, endowments, foundations, family offices and public and private employee retirement plans.

Company History

We have been in the investment management business for over 90 years, tracing our history to two Boston-based investment managers: Eaton & Howard, formed in 1924, and Vance, Sanders & Company, organized in 1934. Eaton & Howard, Vance Sanders, Inc. (renamed Eaton Vance Management, Inc. in June 1984 and reorganized as Eaton Vance Management in October 1990) was formed upon the acquisition of Eaton & Howard, Incorporated by Vance, Sanders & Company, Inc. on April 30, 1979. Following the 1979 merger of these predecessor organizations to form Eaton Vance, our managed assets consisted primarily of open-end mutual funds marketed to U.S. retail investors under the Eaton Vance brand and investment counsel services offered directly to high-net-worth and institutional investors. Over the ensuing years, we have expanded our investment offerings and distribution efforts to include closed-end, private and offshore funds, separately managed accounts offered through financial intermediaries, a broad array of investment strategies and services for institutional and high-net-worth investors, and multiple responsible investing options.

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

In December 2016, we completed the purchase of substantially all of the business assets of Calvert Investments. Founded in 1976, Calvert Investments became a pioneer in responsible investing in 1982 by launching the first mutual fund to avoid investing in companies doing business in apartheid-era South Africa. At acquisition, Calvert had $11.9 billion of assets under management. Of this, $2.1 billion had previously been included in the Company’s consolidated managed assets because Atlanta Capital is sub-adviser to one of the Calvert-sponsored mutual funds (Calvert Funds). The total managed assets of Calvert, including assets sub-advised by other Eaton Vance affiliates, have grown to $19.8 billion at October 31, 2019. The 66 percent growth in Calvert’s managed assets since becoming a part of Eaton Vance in December 2016 reflects net inflows of $5.1 billion and market price appreciation of $2.7 billion.

The fiscal 2012 purchase of Clifton provided Parametric with a market-leading position in futures- and options-based portfolio implementation services and risk-management strategies. Managed assets of Parametric’s Clifton-sourced investment strategies and services have grown from $34.8 billion at purchase in December 2012 to $111.0 billion on October 31, 2019.

In fiscal 2012, we expanded our global equity offerings by acquiring a 49 percent interest in Hexavest, a Montreal-based investment adviser, and became Hexavest’s exclusive distribution partner in all markets outside Canada. Hexavest’s assets under management have grown from $11.0 billion at purchase in August 2012 to $13.4 billion on October 31, 2019.

In June 2019, we announced a strategic initiative involving our Parametric and Eaton Vance Management investment affiliates to further strengthen our leadership positions in rules-based, systematic investment strategies, customized individual separate accounts and wealth management solutions as discussed in greater detail in Current Developments under this Item 1 of the Company’s Annual Report on Form 10-K. The internal change process supporting this initiative is targeted for completion in the first quarter of fiscal 2020.

Investment Managers and Distributors

We conduct our consolidated investment management business through Eaton Vance Management, Parametric, Atlanta Capital, Calvert and other direct and indirect subsidiaries, including Boston Management and Research (BMR), Eaton Vance Advisers International Ltd. (EVAIL), Eaton Vance Global Advisors Limited (EVGA), Eaton Vance Investment Counsel (EVIC), Eaton Vance Management (International) Limited (EVMI) and Eaton Vance Trust Company (EVTC). Eaton Vance Management, Parametric, Atlanta Capital, Calvert, BMR, EVAIL, EVIC and EVMI are all registered with the U.S. Securities and Exchange Commission (SEC) as investment advisers under the Investment Advisers Act of 1940 (Advisers Act). EVTC, a Maine-chartered trust company, is exempt from registration under the Advisers Act. EVAIL is a wholly-owned Full Scope Alternative Investment Fund Manager licensed by the Financial Conduct Authority (FCA) of the United Kingdom (U.K.). EVGA is registered with the Central Bank of Ireland as an Undertakings for Collective Investment in Transferable Securities (UCITS) Management Company with Individual Portfolio Management permissions. EVGA provides management services to the Eaton Vance International (Ireland) Funds Plc (EV UCITS Funds). EVMI is a wholly-owned financial services company registered with the FCA under the Financial Services and Market Act of the U.K.

Eaton Vance Distributors, Inc. (EVD), a wholly-owned broker-dealer registered under the Exchange Act, markets and sells Eaton Vance-, Parametric- and Calvert-branded funds and separately managed accounts offered through financial intermediaries. EVMI markets the EV UCITS Funds and other sponsored strategies and services in Europe and certain other international markets. Eaton Vance Management International (Asia) Pte. Ltd. (EVMIA), a wholly-owned financial services company registered with the Monetary Authority of

Singapore (MAS) and holding a Capital Markets Services License for Fund Management, Dealing in Securities, Trading in Futures Contracts and Leveraged Foreign Exchange Trading, markets our affiliates’ strategies and services in the Asia-Pacific region. EVMIA operates under the Singapore Companies Act as overseen by the Accounting and Corporate Regulatory Authority in Singapore. Eaton Vance Asia Pacific, Ltd. (Eaton Vance Asia Pacific), a wholly-owned subsidiary of the Company incorporated in Cayman with a branch in Japan, is registered with the Financial Services Authority of Japan as a financial instruments business operator conducting an Investment Advisory and Agency Business as defined in Article 28(3) of the Financial Instruments and Exchange Act. Eaton Vance Asia Pacific acts as an intermediary to promote the asset management capabilities of our affiliates to registered financial instruments business operators. Eaton Vance Australia Pty. Ltd., a wholly-owned company registered as an Australian propriety company with the Australian Securities and Investment Commission, markets the strategies and services of our affiliates in Australia.

We are headquartered in Boston, Massachusetts. Our affiliates also maintain offices in Atlanta, Georgia; Minneapolis, Minnesota; New York, New York; Seattle, Washington; Washington, District of Columbia; Westport, Connecticut; London, England; Dublin, Ireland; Singapore; Sydney, Australia; and Tokyo, Japan. Our sales representatives operate throughout the United States and in the U.K., continental Europe, Asia, Australia, Canada and Latin America. We are represented in the Middle East through an agreement with a third-party distributor.

Current Developments

We are currently pursuing four primary strategic priorities: (1) capitalizing on the near-term growth opportunities presented by our market-leading positions in customized individual separate accounts, responsible investing, specialty wealth management strategies and services, and the array of high-performing actively managed investment strategies we offer across asset classes and investment styles; (2) defending our floating-rate bank loan, global macro absolute return, systematic emerging market equity and closed-end fund businesses; (3) enhancing our competitive position by lowering operating costs, advancing our succession planning, developing new value-added investment offerings and opportunistically pursuing potential acquisitions; and (4) investing in the Company’s future by committing additional resources to building our technology and operating infrastructure, leadership and staff development, and diversity and inclusion strategies.

In fiscal 2019, we continued to experience strong growth in our customized, benchmark-based individual separate account offerings, which include Parametric Custom Core equity and Eaton Vance Management laddered municipal and corporate bond strategies. These market-leading offerings combine the benefits of benchmark-based investing with the ability to customize portfolios to meet individual preferences and needs. In fiscal 2019, net inflows into our customized, benchmark-based strategies offered as individual separate accounts totaled $15.3 billion, generating internal growth in managed assets of 18 percent.

In June 2019, we announced a strategic initiative involving our Parametric and Eaton Vance Management affiliates to further strengthen our leadership positions in rules-based, systematic investment strategies, customized individual separate accounts and wealth management solutions. The three principal components of the initiative are: (1) rebranding Eaton Vance Management’s rules-based, systematic investment-grade fixed income strategies as Parametric and aligning internal reporting consistent with the revised branding; (2) combining the technology and operating platforms supporting the individual separately managed account businesses of Parametric and Eaton Vance Management; and (3) integrating the distribution teams serving Parametric and Eaton Vance Management clients and business partners in the registered investment advisor and multi-family office market. Through this strategic initiative, Parametric’s customized individual separate account offerings will expand to encompass a range of systematic fixed income strategies and maturity-based and liability-driven portfolio benchmarks. By expanding Parametric’s solution set and investing in technology to enhance client service and realize operating efficiencies and scale economies, we seek to further strengthen Parametric’s leadership position in the rapidly growing market for customized individual separate accounts.

The Calvert Funds are one of the largest and most diversified families of responsibly invested mutual funds, encompassing actively and passively managed equity, fixed and floating-rate income, and multi-asset strategies managed in accordance with the Calvert Principles for Responsible Investment or other responsible investment criteria. Since Calvert became part of Eaton Vance in December 2016, we have experienced significant growth in Calvert-branded investment strategies and further distinguished Calvert as a leader in environmental, social and governance (ESG) research and responsible engagement. Including the Atlanta Capital-subadvised Calvert Equity Fund, assets under management in Calvert strategies grew to $19.8 billion at October 31, 2019 from $14.7 billion at October 31, 2018, reflecting net inflows of $3.7 billion and market price appreciation of $1.4 billion. Calvert’s $3.7 billion of net inflows in fiscal 2019 equates to internal growth in managed assets of 25 percent.

While Calvert is the centerpiece of our responsible investment strategy, our commitment to responsible investing also encompasses our other investment affiliates. Eaton Vance Management and Atlanta Capital are increasingly utilizing Calvert’s proprietary ESG research as a component of their fundamental research processes, and portfolio customization to reflect individual client’s responsible investment criteria remains a central feature of Parametric separate account offerings. As of October 31, 2019, Parametric managed $23.7 billion of client assets based on client-specified responsible investment criteria. On an overall basis, Eaton Vance is one of the largest participants in responsible investing, a position we are committed to growing in conjunction with rising demand for investment strategies that incorporate ESG-integrated investment research and/or seek to achieve both favorable investment returns and positive societal impact.

Fiscal 2019 was a period of continuing strong investment performance across our principal investment affiliates. As of October 31, 2019, we sponsored 76 U.S. mutual funds with an overall Morningstar™ rating of four or five stars for at least one class of shares, including 32 five star-rated funds. As measured by total return net of expenses, at fiscal year-end 46 percent of our U.S. mutual fund assets ranked in the top quartile of their Morningstar peer groups over three years, 62 percent in the top quartile over five years and 58 percent in the top quartile over ten years. In the annual Barron’s/Lipper rankings of Best Mutual Fund Families for calendar 2018, Eaton Vance, Calvert and Parametric collectively ranked third overall among 57 fund families rated for one-year performance, 7th among 55 fund families based on five-year returns and 32nd among 49 families for ten-year performance. Among the active investment strategies we offer, notable high performers versus peers include: Atlanta Capital core and growth equities; Calvert growth, small-cap, emerging market and international equities; Eaton Vance Management balanced, core-plus bond, emerging market local income, floating-rate loan, global equity income, national municipal income and short-duration government income; and Parametric international equity.

Demand for floating-rate loan strategies contracted in fiscal 2019 as investors responded to changing expectations for short-term interest rates in the U.S. and internationally. Our floating-rate income category moved from net inflows of $5.9 billion in fiscal 2018 to net outflows of $8.3 billion in fiscal 2019. During the fiscal year, our market share among bank loan mutual funds increased as the pace of industry net outflows exceeded our own. Recent Federal Reserve signaling of a stable near-term outlook for short-term interest rates suggests that bank loan fund flows may improve in 2020.

In our alternatives reporting category, fiscal 2019 net outflows of $3.9 billion were driven by $2.7 billion of net withdrawals from the two global macro absolute return mutual funds we offer in the U.S. and nearly $1.0 billion of net outflows from global macro institutional sub-advisory mandates. These strategies, which hold long and short positions in currency and short-duration sovereign debt instruments of emerging and frontier market countries, generated disappointing returns in calendar 2018 but rebounded to solid performance in 2019. Improved near-term performance coupled with generally muted return expectations for most traditional asset classes create an environment for potentially improved flows of our global macro absolute strategies in 2020.

In February 2019, Eaton Vance Management and related parties filed an application for exemptive relief with the SEC, seeking permission to offer exchange-traded funds (ETFs) that would employ a novel method of supporting efficient secondary market trading of their shares. Because disclosure of current holdings would not be required, the portfolio trading activity of ETFs utilizing the proposed method could remain confidential. Different from other proposed approaches to less-transparent ETFs that have recently received SEC exemptive relief, we believe our method should be broadly applicable across fund asset classes and can support efficient secondary market trading of fund shares in all market conditions. In conjunction with filing the exemptive application, we formed a new wholly-owned subsidiary, Advanced Fund Solutions, to manage the development and commercialization of ETFs utilizing this new method, for which the timing and likelihood of approval remains uncertain.

As discussed above, in June 2019 we announced a strategic initiative that includes combining the technology and operating infrastructure supporting the individual separately managed account businesses of Parametric and Eaton Vance Management into a single consolidated platform. The combination is geared towards achieving higher levels of client service, operating efficiencies and scale economies.

Investment Management Capabilities

We provide investment management and advisory services to individual and institutional investors through funds and separately managed accounts across a broad range of investment mandates. The following table sets forth our consolidated assets under management by investment mandate:

Consolidated Assets under Management by Investment Mandate(1)
	October 31,
(in millions)	2019	% of Total	2018	% of Total	2017	% of Total
Equity(2)	$131,895	27%	$115,772	26%	$113,472	27%
Fixed income(3)	94,075	19%	77,844	18%	70,797	17%
Floating-rate income	35,103	7%	44,837	10%	38,819	9%
Alternative	8,372	2%	12,139	3%	12,637	3%
Portfolio implementation	133,198	26%	110,840	25%	99,615	23%
Exposure management	94,789	19%	77,871	18%	86,976	21%
Total	$497,432	100%	$439,303	100%	$422,316	100%

(1)	Consolidated Eaton Vance Corp. See table on page 43 for managed assets and flows of 49 percent-owned Hexavest, which are not included in the table above.
(2)	Includes balanced and other multi-asset mandates.
(3)	Includes cash management mandates.

Eaton Vance Investment Affiliates

Through our investment affiliates, we offer a diversity of investment approaches, encompassing bottom-up and top-down fundamental active management, responsible investing, systematic investing and customized implementation of client-specified portfolio exposures.

Fundamental active managers

History dating to 1924 | AUM: $187.7 billion(1)

Equity	Alternative	Taxable Fixed Income	Tax-Exempt/ Tax-Advantaged Income
Dividend/Global Dividend	Global Macro	Cash Management
Emerging/Frontier Markets		Core Bond/Core Plus	Laddered Municipal
Equity Harvest	Multi-Asset	Corporate	Municipal Income
Equity Option	Asset Allocation	High Yield	Floating Rate
Global Developed	Balanced	Laddered Investment Grade	High Yield
Global ex U.S.	Global Diversified Income	Multi-Asset Credit	National
Global ex U.S. Small-Cap		Emerging-Markets Debt	State-Specific
Global Small-Cap	Floating-Rate Income	Global Bond	Opportunistic Municipal
Health Care	Floating-Rate Loan	Inflation-Linked	Tax-Advantaged Bond
Large-Cap Core		Preferred Securities
Large-Cap Growth/Focused		Securitized
Growth		Collateralized Loan
Large-Cap Value/Focused		Obligations
Value		Mortgage-Backed Securities
Multi-Cap Growth		Short Duration
Real Estate		Taxable Municipal
Small/Mid-Cap
Small-Cap
Tax-Managed

Investment science in action

Founded in 1987 | AUM: $265.8 billion

Equity	Alternative	Options	Implementation
Dividend	Alternative Risk Premia	Absolute Return	Centralized Portfolio
Emerging Markets	Commodity	Covered Calls	Management
Global ex U.S.		Defensive Equity/Global	Custom CoreTM Equity
Global-All Country	Income	Defensive Equity	Multi-Asset Solutions
Global-Developed	Enhanced Income	Dynamic Hedged Equity
Responsible		Put Selling	Exposure Management
Tax-Managed			Policy Overlay Services
U.S.

________________________________________________________

(1)Includes managed assets of Eaton Vance Investment Counsel, Eaton Vance Trust Company and Boston Management and Research. Also includes managed assets of Eaton Vance-sponsored funds and separate accounts managed by Hexavest and unaffiliated third-party advisers under Eaton Vance supervision.

Specialists in high-quality investing

Founded in 1969 | AUM: $27.6 billion(2)

Equity	Taxable Fixed Income
Large-Cap Core	Cash Management/Short
Large-Cap Growth/Focused	Duration
Growth	Core
Small-Cap Core	Intermediate Duration
SMID-Cap Core

A global leader in Responsible Investing

History dating to 1976 | AUM: $16.3 billion(2)(3)

Active Equity	Equity Index	Tax-Exempt Income	Taxable Fixed Income
Emerging Markets	Global ex U.S.	Municipal	Core/Core Plus
Global ex U.S.	U.S. Large-Cap Core		Flexible Income
Global ex U.S. Small/Mid-Cap	U.S. Large-Cap Growth	Thematic Equity	Green Bond
Global Small-Cap	U.S. Large-Cap Value	Global Energy Solutions	High Yield
Large-Cap	U.S. Mid-Cap Core	Global Water	Long Duration
Mid-Cap			Short Duration/Ultra-Short
Small-Cap	Multi-Asset	Floating-Rate Income
	Asset Allocation	Floating-Rate Loan
Balanced

Top-down global equity managers

Founded in 2004 | AUM: $13.4 billion(4)

Equity	Multi-Asset
Canadian	Unconstrained
Emerging Markets
Global ex U.S.
Global-All Country
Global-Developed

The following third-party organizations provide investment management services as sub-advisers to certain Eaton Vance- and Calvert-sponsored mutual funds and portfolios:

Eaton Vance	Calvert
BMO Global Asset Management (Asia) Ltd.	Ameritas Investment Partners, Inc.
Goldman Sachs Asset Management, L.P.	Hermes Investment Management Limited
Research Affiliates, LLC	Milliman Financial Risk Management LLC
Richard Bernstein Advisors LLC

________________________________________________________

(2)Consistent with our policies for reporting the managed assets and flows of investment portfolios for which multiple Eaton Vance affiliates have management responsibilities, the managed assets of Atlanta Capital include the assets of Calvert Equity Fund, for which Atlanta Capital serves as sub-adviser. The total managed assets of Calvert, including assets sub-advised by other Eaton Vance affiliates, were $19.8 billion as of October 31, 2019.

(3)Includes managed assets of Calvert-sponsored funds managed by unaffiliated third-party advisers under Calvert supervision.

(4)Eaton Vance holds a 49 percent interest in Hexavest Inc. Other than Eaton Vance-sponsored funds for which Hexavest is adviser or sub-adviser, the managed assets of Hexavest are not included in our consolidated totals.

Investment Vehicles

Our consolidated assets under management are broadly diversified by distribution channel and investment vehicle. The following table sets forth our consolidated assets under management by investment vehicle:

Consolidated Assets under Management by Investment Vehicle(1)
	October 31,
		% of		% of		% of
(in millions)	2019	Total	2018	Total	2017	Total
Open-end funds	$105,043	21%	$102,426	24%	$97,601	23%
Closed-end funds	24,284	5%	23,998	5%	24,816	6%
Private funds(2)	44,741	9%	38,544	9%	34,436	8%
Institutional separate accounts	173,331	35%	153,996	35%	159,986	38%
Individual separate accounts(3)	150,033	30%	120,339	27%	105,477	25%
Total	$497,432	100%	$439,303	100%	$422,316	100%

(1)	Consolidated Eaton Vance Corp. See table on page 43 for managed assets and flows of 49 percent-owned Hexavest, which are not included in the table above.
(2)	Includes privately offered equity, fixed and floating-rate income, and alternative funds and collateralized loan obligation (CLO) entities.
(3)

In fiscal 2019, the Company revised its classification of consolidated assets under management by investment vehicle to combine the formerly separate high-net-worth separate account and retail managed account categories into a single individual separate account category. The above presentation of prior year results has been revised for comparability purposes. The reclassification does not affect total consolidated assets under management for any period.

Open-end Funds

As of October 31, 2019, our open-end fund lineup included equity funds, floating-rate bank loan funds, taxable fixed income funds, state and national municipal income funds, alternative funds and multi-asset funds sold to U.S. and non-U.S. investors.

Our family of equity funds includes a broad range of fundamental active and systematic strategies in a variety of equity styles and market caps, managed both with and without consideration of shareholder tax effects, as well as Calvert-sponsored index funds. Assets under management in active equity funds managed for pre-tax returns and after-tax returns and equity index funds totaled $39.0 billion, $6.7 billion and $3.2 billion, respectively, on October 31, 2019.

Since introducing our first floating-rate bank loan fund in 1989, we have consistently ranked as one of the largest managers of retail bank loan funds. Assets under management in open-end floating-rate bank loan funds totaled $18.2 billion on October 31, 2019.

Our taxable fixed income funds cover a broad range of fixed income asset classes, including mortgage-backed securities, high-yield bonds, emerging market bonds, investment-grade bonds, short- and ultra-short duration income, and cash instruments. Assets under management in open-end taxable income funds totaled $21.7 billion on October 31, 2019.

Our family of municipal income mutual funds is one of the broadest in the industry, with 13 national and 17 state-specific funds in 16 different states. As of October 31, 2019, we managed $12.4 billion in open-end municipal income fund assets.

Our alternative funds include global macro absolute return strategies and commodity-linked investments. We currently offer two global macro absolute return funds in the U.S. and one outside the United States. Assets under management in open-end alternative funds totaled $7.0 billion on October 31, 2019.

The donor-advised funds and planned-giving vehicles of U.S. Charitable Gift Trust (Gift Trust) are designed to give donors the ability to support qualified charities of their choosing and provide income for life to income beneficiaries they designate in a simple, cost-effective and tax-efficient manner. Assets under management in the Gift Trust’s donor-advised funds and planned-giving vehicles, which are included in fund assets under management as described above, totaled $714.8 million at October 31, 2019.

Our Ireland- and Cayman Island-domiciled open-end funds offer a range of investment strategies to non-U.S. investors. At October 31, 2019, managed assets in funds sold outside the U.S., which are included in fund assets under management as described above, totaled $2.0 billion.

As of October 31, 2019, 76 Eaton Vance-, Calvert- and Parametric-branded mutual funds offered in the U.S. were rated 4 or 5 stars by Morningstar for at least one class of shares, including 32 five-star rated funds. A good source of performance-related information for our funds is their websites, available at www.eatonvance.com and www.calvert.com. Information on these websites is not incorporated by reference into this Annual Report on Form 10-K. On our funds’ websites, investors can also obtain other current information about our funds, including investment objective and principal investment policies, portfolio characteristics, expenses and Morningstar ratings.

Closed-end Funds

Our family of closed-end funds includes national and state-specific municipal bond, domestic and global equity, bank loan, multi-sector income and taxable income funds, three of which are term trusts. As of October 31, 2019, we managed $24.3 billion in closed-end fund assets, ranking as the third-largest manager of U.S. exchange-listed closed-end funds, according to Strategic Insight, a fund industry data provider.

Private Funds

Our private fund category consists primarily of privately offered equity funds designed to meet the diversification and tax-management needs of qualifying high-net-worth investors. We are recognized as a market leader for these types of funds, which had $26.3 billion of assets under management as of October 31, 2019. Also included in private funds are a range of equity, floating-rate income, fixed income and alternative funds offered primarily to institutional investors. Assets under management in these funds totaled $16.3 billion as of October 31, 2019. CLO entity assets included in the private fund category totaled $2.2 billion at October 31, 2019.

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

Institutional separate account assets under management totaled $173.3 billion at October 31, 2019.

Individual Separate Accounts

In fiscal 2019, we modified our reporting of assets and flows to combine the former retail managed account and high-net-worth separate account categories into a single individual separate account reporting category.

Retail managed accounts are individual separately managed accounts offered through intermediary distribution platforms. We currently participate in over 50 managed account programs sponsored by broker-dealers. According to a report from the Money Management Institute and Cerulli Associates, as of year-end 2018 we were the largest manager of individual managed accounts offered through intermediary platforms in the U.S.

Our individual separately managed account assets consist primarily of Parametric Custom Core equity and Eaton Vance Management laddered municipal bond and corporate bond portfolios, which had assets under management of $80.4 billion and $31.5 billion, respectively, as of October 31, 2019. These market-leading offerings combine the benefits of benchmark-based investing with the ability to customize portfolios to meet individual preferences and needs. In fiscal 2019, we extended available customization for our laddered municipal bond and corporate bond separate account offerings to include systematic, year-round tax-loss harvesting, a key feature of Parametric Custom Core equity separate accounts.

Through EVIC, we offer personalized wealth management services to high-net-worth individuals and families. EVIC investment counselors work directly with clients to establish long-term financial programs and implement strategies designed to achieve their objectives. The Company has been in this business since the founding of our predecessor Eaton and Howard in 1924.

Individual separate account assets under management totaled $150.0 billion at October 31, 2019.

Investment Management and Related Services

Our direct and indirect wholly-owned subsidiaries Eaton Vance Management and BMR are investment advisers to Eaton Vance- and Parametric-branded funds, and Calvert is investment adviser to the Calvert funds. Although the specifics of our fund advisory agreements vary, the basic terms are similar. Pursuant to the advisory agreements, Eaton Vance Management, BMR or Calvert provides overall investment management services to each internally advised fund, subject, in the case of funds that are registered under the Investment Company Act of 1940 (1940 Act) (Registered Funds), to the supervision of each fund’s board of trustees or directors (together, trustees) in accordance with the fund’s investment objectives and policies. Parametric, Atlanta Capital, Hexavest and unaffiliated advisory firms act as sub-adviser to Eaton Vance Management, BMR or Calvert for certain funds.

Eaton Vance Management provides administrative services, including personnel and facilities, necessary for the operation of all Eaton Vance- and Parametric-branded funds, and Calvert provides such services for the Calvert funds, subject to the oversight of each fund’s board of trustees. For certain funds, administrative services are provided under comprehensive management agreements that also include investment advisory services; other funds have separate administrative services agreements. Administrative services include recordkeeping, preparing and filing documents required to comply with federal and state securities laws, routine legal, fund administration and compliance services, supervising the activities of the funds’ custodians and transfer agents, providing assistance in connection with the funds’ shareholder meetings and other administrative services, including providing office space and office facilities, equipment and personnel that may be necessary for administering the business affairs of the funds. Each agreement remains in effect indefinitely, subject to, in the case of Registered Funds, annual approval by each fund’s board of trustees. The funds generally bear all expenses associated with their operation and the issuance and redemption or repurchase of their securities, except for the compensation of trustees and officers of the fund who are employed by us. For certain sponsored funds, Eaton Vance Management, BMR or Calvert waives a portion of its management fee and/or has agreed to reimburse some expenses of the fund.

For Registered Funds, a majority of the independent trustees (i.e., those unaffiliated with the fund, its investment adviser and otherwise not an interested person under the 1940 Act) must approve the continuation of investment advisory and administrative agreements annually. The fund trustees generally may terminate these agreements upon 30 to 60 days’ notice without penalty. Shareholders of Registered Funds generally must approve amendments to the investment advisory agreements.

Eaton Vance Management, Calvert, EVTC and EVIC each has entered into an investment advisory agreement with the Gift Trust and/or related entities. The Gift Trust has a distribution agreement with EVD that compensates EVD for certain fundraising and servicing activities. EVTC also serves as trustee of the Gift Trust and related entities.

Either Eaton Vance Management, Parametric, Atlanta Capital, Calvert, BMR or EVIC has entered into an investment advisory agreement for each separately managed account that sets forth the account’s investment objectives and fee schedule, and provides for management of assets in the account in accordance with the stated investment objectives. Our separate account portfolio managers may assist clients in formulating investment strategies.

EVTC is trustee of each collective investment trust we sponsor. As trustee, EVTC is responsible for designing and implementing each trust’s investment program or overseeing sub-advisers engaged to manage the trust’s investment portfolio. EVTC also provides certain administrative and accounting services to each trust. For services provided under each trust’s declaration of trust, EVTC receives a monthly fee based on the average daily net assets of the trust.

Investment counselors and separate account portfolio managers employed by our subsidiaries make investment decisions for the separate accounts we manage, tailoring portfolios to the needs of particular clients. We generally receive investment advisory fees for separate accounts quarterly, based on the value of the assets managed on a particular date, such as the first or last calendar day of a quarter, or, in some cases, on the average assets for the period. These advisory contracts are generally terminable upon 30 to 60 days’ notice without penalty.

The following table shows our management fees earned:

	Years Ended October 31,
(in thousands)	2019	2018	2017
Investment advisory fees:
Funds(1)	$930,150	$940,655	$853,057
Separate accounts	465,060	444,206	390,688
Administrative fees:
Funds	68,733	74,325	65,275
Total	$1,463,943	$1,459,186	$1,309,020

(1)

Prior period investment advisory fees have been restated to reflect the Company's retrospective adoption of Accounting Standard Update 2014-09, Revenue from Contracts with Customers, on November 1, 2018, which provides for investment advisory fee revenue to be recorded net of associated fund subsidy expenses.

Marketing and Distribution

We market and distribute shares of Eaton Vance-, Parametric- and Calvert-branded funds domestically through EVD. EVD generally sells fund shares through a network of financial intermediaries, including national and regional broker-dealers, banks, registered investment advisers, insurance companies and financial planning firms. The Eaton Vance International (Ireland) Funds are UCITS funds domiciled in Ireland and sold by EVMI through certain intermediaries and directly to investors who are citizens of the U.K., other member nations of the European Union (E.U.) and other countries outside the United States. The Eaton Vance International (Cayman Islands) Funds are Cayman Islands-domiciled funds sold by EVD and EVMI through intermediaries to non-U.S. investors.

Although the firms in our domestic retail distribution network have each entered into selling agreements with EVD, these agreements (which generally are terminable by either party) do not legally obligate the firms to sell any specific amount of our funds, investment strategies and services. EVD currently maintains a sales force of approximately 130 external and internal wholesalers who work closely with financial advisors in the retail distribution network to assist in placing Eaton Vance-, Parametric- and Calvert-branded funds.

Certain sponsored mutual funds have adopted distribution plans as permitted by the 1940 Act that provide for the fund to pay EVD distribution fees for the sale and distribution of shares and service fees for personal and/or shareholder account services (12b-1 fees). Each distribution plan with EVD for the Registered Funds is initially approved and its subsequent continuance must be approved annually by the board of trustees of the respective fund, including a majority of the independent trustees.

EVD makes payments to financial intermediaries that provide marketing support, shareholder recordkeeping and transaction processing, and/or administrative services to the Eaton Vance-, Parametric- and Calvert-branded mutual funds. Payments are typically based on fund net assets, fund sales and/or number of accounts attributable to that financial intermediary. Registered Funds may pay all or a portion of shareholder recordkeeping and transaction processing and/or administrative services provided to their shareholders. Financial intermediaries also may receive payments from EVD in connection with educational or due diligence meetings that include information concerning funds and accounts we manage.

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

For Class A shares, the shareholder may be required to pay a sales charge to the selling broker-dealer of up to five percent and an underwriting commission to EVD of up to 75 basis points of the gross value of the shares sold. Under certain conditions, funds waive the sales load on Class A shares and the shares are sold at net asset value. EVD generally receives (and then pays to authorized firms after one year) a distribution and service fee of up to 30 basis points annually of average net assets of Class A shares outstanding. In recent years, most of our sales of Class A shares have been made on a load-waived basis through fee-based programs. EVD does not receive underwriting commissions on such sales.

For Class C shares, the shareholder pays no front-end commissions but may be subject to a contingent deferred sales charge on redemptions made within the first 12 months of purchase. EVD pays a commission and the projected first-year service fees to the selling broker-dealer at the time of sale. The fund makes monthly distribution plan and service fee payments to EVD at an annual rate of up to 75 basis points and 25 basis points, respectively, of average net assets of the Class. EVD retains the distribution and service fees paid to EVD for the first 12 months and pays the distribution and service fees to the selling broker-dealer after one year.

Class F shares of Calvert variable products are offered at net asset value and are not subject to any sales charges. EVD receives, and then generally pays to selling broker-dealers, distribution fees of up to 25 basis points of average daily net assets annually.

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

Class N shares are offered at net asset value and are not subject to any sales charges or underwriter commissions. EVD receives (and then generally pays to selling broker-dealers after one year) combined distribution and service fees of 25 basis points of average net assets annually.

Class R shares are offered to retirement accounts at net asset value with no front-end sales charge. The Company receives, and then generally pays to selling broker-dealers, distribution fees of 25 basis points and service fees of 25 basis points of average net assets annually.

We also sponsor unregistered equity funds that are privately placed by EVD, as placement agent, and by various financial intermediaries to whom EVD and the subscribing shareholders may make sales commission payments. The privately placed equity funds are managed by Eaton Vance Management and BMR.

The marketing and distribution of investment strategies to institutional clients is subsidiary-specific. Eaton Vance Management has institutional sales, consultant relations and client service teams dedicated to supporting the U.S. marketing and sales of strategies managed by Eaton Vance Management, Calvert and Hexavest. Hexavest maintains its own marketing and distribution team to service institutional clients in Canada. Parametric and Atlanta Capital each maintain separate marketing and distribution teams to sell their respective investment strategies to U.S.-based institutions. EVMI is otherwise responsible for the institutional marketing and distribution of all Eaton Vance Management-, Parametric-, Atlanta Capital-, Calvert- and Hexavest-advised strategies to institutions outside of North America.

In June 2019, we announced a strategic initiative involving our Parametric and Eaton Vance Management affiliates to further strengthen our leadership positions in rules-based, systematic investment strategies, customized individual separate accounts and wealth management solutions. As part of this initiative, we are combining the distribution teams serving Parametric and Eaton Vance Management clients and business partners in the registered investment advisor and multi-family office market. The combined team will support the sales and servicing of all of our investment strategies in this channel.

During the fiscal year ended October 31, 2019, we did not have any customers that provided over 10 percent of our total revenue.

Regulation

Eaton Vance Management, Parametric, Atlanta Capital, Calvert, BMR, EVIC, EVMI and EVAIL are each registered with the SEC under the Advisers Act. The Advisers Act imposes numerous obligations on registered investment advisers, including fiduciary duties, recordkeeping requirements, operational requirements and disclosure obligations. Most Eaton Vance-, Parametric- and Calvert-branded funds are registered with the SEC under the 1940 Act. The 1940 Act imposes additional obligations on fund advisers, including governance, compliance, reporting and fiduciary obligations relating to the management of funds. Except for privately offered funds and exchange-listed funds exempt from registration, each U.S. fund is also required to make notice filings with most states and U.S. territories where it is offered for sale. Virtually all aspects of our investment management business in the U.S. are subject to various federal and state laws and regulations. These laws and regulations are primarily intended to benefit shareholders of the funds and separate account clients, and generally grant supervisory agencies and bodies broad administrative powers, including the power to limit or restrict us from carrying on our investment management business in the event we fail to comply with such laws and regulations. In such event, the possible sanctions that may be imposed include the suspension of individual employees, limitations on Eaton Vance Management, Parametric, Atlanta Capital, Calvert, BMR, EVIC, EVMI and EVAIL engaging in the investment management business for specified periods of time, the revocation of any such company’s registration as an investment adviser and other censures or fines.

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

Eaton Vance Management, Parametric and BMR are registered with the Commodity Futures Trading Commission (CFTC) and the National Futures Association (NFA) as Commodity Pool Operators and Commodity Trading Advisors; other subsidiaries of the Company claim exemptions from registration. In 2013, the CFTC adopted rules for operators of registered mutual funds that are subject to registration as Commodity Pool Operators, generally allowing such funds to comply with SEC disclosure, reporting and recordkeeping rules as the means of complying with CFTC’s similar requirements. These CFTC rules do not, however, relieve registered Commodity Pool Operators from compliance with applicable anti-fraud provisions and certain performance reporting and recordkeeping requirements. We may incur ongoing costs associated with monitoring compliance with these requirements, including, but not limited to, CFTC and NFA registration and exemption obligations and the periodic reporting requirements of Commodity Pool Operators and Commodity Trading Advisors.

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

EVTC is registered as a non-depository Maine Trust Company and is subject to regulation by the State of Maine Bureau of Financial Institutions (Bureau of Financial Institutions). EVTC is subject to certain capital requirements, as determined by the Examination Division of the Bureau of Financial Institutions. At periodic intervals, regulators from the Bureau of Financial Institutions examine the Company’s and EVTC’s financial condition as part of their legally prescribed oversight function. There were no violations by EVTC of these capital requirements in fiscal 2019 or prior years.

EVD is registered as a broker-dealer under the Exchange Act and is subject to regulation by the Financial Industry Regulatory Authority (FINRA), the SEC and other federal and state agencies. EVD is subject to the SEC’s net capital rule designed to enforce minimum standards regarding the general financial condition and liquidity of broker-dealers. Under certain circumstances, this rule may limit our ability to make withdrawals of capital and receive dividends from EVD. EVD’s regulatory net capital consistently exceeded minimum net capital requirements during fiscal 2019. The securities industry is one of the most highly regulated in the United States, and failure to comply with related laws and regulations can result in the revocation of broker-dealer licenses, the imposition of censures or fines, and the suspension or expulsion from the securities business of a firm, its officers or employees.

EVMI is regulated in the U.K. by the FCA as an authorized firm under a Markets in Financial Instruments Directive (MiFID) license to conduct regulated business. EVMI’s primary business purpose is to distribute investment strategies and services in Europe and other non-U.S. markets. Under the Financial Services and Markets Act 2000 (FSMA), EVMI is subject to certain liquidity and capital requirements. Such requirements may limit our ability to make withdrawals of capital from EVMI. In addition, failure to comply with such requirements could jeopardize EVMI’s approval to conduct business in the U.K. There were no violations by EVMI of the liquidity and capital requirements in fiscal 2019 or prior years.

EVAIL is regulated by the FCA as a Full Scope Alternative Investment Fund Manager. EVAIL’s primary business is conducting discretionary investment management services. Under FSMA, EVAIL is subject to certain liquidity and capital requirements, which may limit our ability to make withdrawals of capital from EVAIL. Failure to comply with such requirements could jeopardize EVAIL’s approval to conduct business in the U.K. There were no violations by EVAIL of the liquidity and capital requirements in fiscal 2019 or prior years.

EVGA is regulated by the Central Bank of Ireland as a UCITS Management Company with Individual Portfolio Management permissions. EVGA’s primary business purpose is to provide management services to EV UCITS Funds and U.S.-domiciled accounts via Memorandum of Understanding as a Participating Affiliate. EVGA is subject to certain liquidity and capital requirements, which may limit our ability to make withdrawals of capital from EVGA. There were no violations by EVGA of the liquidity and capital requirements in fiscal 2019 or prior years.

EVMIA is regulated in Singapore by the MAS. EVMIA’s primary business purpose is to conduct investment management activities and distribute investment strategies. Under MAS, EVMIA is subject to certain liquidity and capital requirements, which may limit our ability to make withdrawals of capital from EVMIA. There were no violations by EVMIA of the liquidity and capital requirements in fiscal 2019 or prior years.

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

Competition

The investment management business is a highly competitive global industry. We are subject to substantial competition in each of our principal investment classifications and distribution channels. There are few barriers to entry for new firms, and consolidation within the industry continues to alter the competitive landscape. According to the Investment Company Institute, there were approximately 850 fund sponsors at the end of calendar 2018 that competed in the U.S. mutual fund market. We compete with these firms, many of which have substantially greater resources, on the basis of investment performance, diversity of offered strategies, distribution capability, scope and quality of service, fees charged, reputation and the ability to develop new investment strategies and services to meet the changing needs of investors.

In recent years, investor demand for passive investment strategies, such as those employed by index mutual funds and index ETFs, has outpaced the demand for higher-fee actively managed investment strategies. Across many asset classes, actively managed strategies as a whole are experiencing net outflows. While our suite of customized, benchmark-based separate account offerings is positioned to benefit from market demand for passive investment strategies, a large majority of our management fee revenue is derived from active strategies. The continuing shift in market demand toward index funds and other passive strategies reduces opportunities for active managers and may accelerate fee compression.

In the retail fund channel, we compete with other mutual fund management, distribution and service companies that distribute through affiliated and unaffiliated sales forces, broker-dealers and direct sales to the public. According to the Investment Company Institute, at the end of calendar 2018 there were over 10,000 registered open-end funds whose shares were being offered to the public in the U.S. We rely primarily on intermediaries to distribute our funds, and pursue sales relationships with all types of intermediaries to broaden our distribution network. A failure to maintain strong relationships with intermediaries that distribute our funds could adversely affect our gross and net sales, assets under management, revenue and financial condition.

We are also subject to substantial competition from other investment management firms in separate account channels. Financial intermediaries sponsoring managed account programs generally limit the number of approved managers within their programs, and firms compete based on investment performance and other considerations to win and maintain positions in these programs. For institutional separate accounts, we compete with other investment management firms based on the breadth of investment strategies and services offered, investment performance, strength of reputation, price and the scope and quality of client service.

Human Capital

On October 31, 2019, we and our wholly- and majority-owned subsidiaries had 1,871 full-time and part-time employees. On October 31, 2018, the comparable number was 1,764.

We focus on attracting, developing and retaining a team of highly talented and motivated employees. We conduct regular assessments of our compensation and benefit practices and pay levels to ensure that staff members are compensated fairly and competitively. We devote extensive resources to staff training and development, including tuition assistance for career-enhancing academic and professional programs. We sponsor a year-long leadership development program for managers identified as high-potential future leaders. Individual goals are set annually for each employee, and attainment of those goals is an element of the employee’s performance assessment. We recognize that the success of our Company is based on the talents and dedication of those we employ, and we are highly invested in their success.

Available Information

We make available free of charge our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13 and 15(d) of the Exchange Act as soon as reasonably practicable after such filing has been made with the SEC. The SEC makes available at www.sec.gov reports, proxy and information statements, and other information filed by issuers with the SEC. The Company’s SEC reports may also be viewed and obtained on our website at www.eatonvance.com, or by calling Investor Relations at 617-482-8260. We have included our website address in this Annual Report on Form 10-K as an inactive textual reference only. Information on our website is not incorporated by reference into this Annual Report on Form 10-K.

Item 1A. Risk Factors

We are subject to substantial competition in all aspects of our investment management business. Our funds and separate accounts compete against a large number of investment strategies and services sold to the public by investment management companies, broker-dealers, registered investment advisors, banks, insurance companies and others. Many institutions we compete against have greater financial resources than us, and there are few barriers to entry. We compete with these firms on the basis of investment performance, diversity of offerings, distribution capability, scope and quality of services, reputation and the ability to develop new investment strategies and services to meet the changing needs of investors. To the extent that current or potential customers decide to invest in strategies sponsored by our competitors, the sales of our sponsored strategies, as well as our market share, revenue and net income, could decline. Our actively managed investment strategies compete not only against other active strategies, but also against similarly positioned index strategies. The continuing shift in market demand toward index funds and other passive strategies reduces opportunities for active managers and may accelerate fee compression as active managers reduce their fees to compete with lower cost passive strategies. To the extent that trend continues, our business could be adversely affected.

The investment management industry is highly competitive and investment management customers are increasingly fee sensitive. In the event that competitors charge lower fees for substantially similar strategies and services, we may be forced to compete increasingly on the basis of price to attract and retain customers. Rules and regulations applicable to Registered Funds provide, in substance, that each investment advisory agreement between a fund and its investment adviser continues in effect from year to year only if its continuation is approved at least annually by the fund’s board of trustees. Periodic review of fund advisory agreements could result in a reduction in our advisory fee revenues from Registered Funds. Fee reductions on existing or future strategies and services could have an adverse impact on our revenue and net income.

The inability to access clients through intermediaries could have a material adverse effect on our business. Our ability to market investment strategies and services is highly dependent on access to registered investment advisors and the distribution systems of national and regional broker-dealer firms, which generally offer competing strategies and services that could limit the distribution of our offerings. There can be no assurance that we will be able to retain access to these intermediaries. Losing such access could have a material adverse effect on our business. To the extent that existing or potential customers, including registered investment advisors and securities broker-dealers, decide to invest in or broaden distribution relationships with our competitors, the sales of our strategies and services, as well as our market share, revenue and net income, could decline. Certain intermediaries with which we conduct business charge us fees to maintain access to their distribution networks. If we choose not to pay such fees, our ability to distribute our strategies and services through those intermediaries would be limited.

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

We could be adversely affected by counterparty or client defaults. As we have seen in periods of significant market volatility, the deteriorating financial condition of a single financial institution may materially and adversely affect the performance of others. We, and the funds and accounts we manage, have exposure to many different counterparties and routinely execute transactions with counterparties across the financial industry. We, and the funds and accounts we manage, may be exposed to credit, operational or other risk in the event of a default by a counterparty or client, or in the event of other unrelated systemic market failures.

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

Our business is subject to operational risk. We are subject to the risk that we commit management or administration errors that cause us to incur financial losses and damage our reputation. Our customized separate account and exposure management services businesses may be particularly susceptible to losses from operational or trading errors because they involve large numbers of accounts and operate at generally low fee rates. In addition, our operations are dependent upon services and information from third parties, and operations problems at such third parties could materially affect our business. Many of the risks described herein, including those related to operations, cyber security, business continuity, international operations and legal and regulatory developments, also apply to the activities of the third parties with which we do business.

We could be adversely affected by changes in tax laws. Changes in U.S. tax policy may affect us to a greater degree than many of our competitors because we manage significant assets in funds and separate accounts with an after-tax return objective. Future changes in tax laws or tax rulings could materially affect our effective tax rate. For example, the Tax Cuts and Jobs Act enacted into U.S. law in December 2017 (2017 Tax Act) included a permanent reduction in the corporate income tax rate. While reducing our effective tax rate, this change in future tax rates also caused the carrying value of our deferred tax assets at the time of enactment to be reduced.

Exposure to additional tax liabilities could have a material impact on our financial condition, results of operations and/or liquidity. We are subject to ongoing tax audits in various jurisdictions, including several states. We regularly assess the likely outcomes of these audits to determine the appropriateness of our tax provision. There can be no assurance that we will accurately predict the outcomes of these audits, which could have a material impact on our financial statements.

Our reputation could be damaged. We have built a reputation of high integrity, prudent investment management and superior client service. Our reputation is extremely important to our success. Any damage to our reputation could result in client withdrawals from funds or separate accounts that we manage and impede our ability to attract and retain key personnel. The loss of either client relationships or key personnel due to damage to our reputation could reduce the amount of assets we manage and cause us to suffer a loss in revenue and a reduction in net income. Increasingly, we must manage actual and potential conflicts of interest, including situations where our services to a particular client conflict, or are perceived to conflict, with the interests of another client or our affiliates. Failure to adequately address or disclose actual and/or potential conflicts of interest could adversely affect our reputation, results of operations and business prospects.

Our business may be negatively affected by adverse business decisions or our failure to properly implement or execute strategic programs and priorities. In order to maintain and grow our business, we must continuously make strategic decisions about our current and future business plans, including plans to target cost initiatives and enhance operational processes and efficiencies, to improve existing and to develop new service offerings and enhancements, to enter or exit business lines or geographic markets, to acquire or dispose of businesses, to build new systems, to migrate from existing systems and infrastructure, and to address staffing needs.

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

We may need to raise additional capital or refinance existing debt in the future, and resources may not be available to us in sufficient amounts or on acceptable terms. Significant future demands on our capital include contractual obligations to service our debt and satisfy the terms of non-cancellable operating leases as described more fully under Contractual Obligations in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Annual Report on Form 10-K and in Note 9 in Item 8 of this Annual Report on Form 10-K. Although we believe our existing liquid assets, cash flows from operations and borrowing capacity under our credit facility are sufficient to meet our current and forecasted operating cash needs, our ability to satisfy our long-term contractual obligations may be dependent on our ability to access capital markets. Our ability to access capital markets efficiently depends on a number of factors, including the state of global credit and equity markets, interest rates, credit spreads and our credit ratings. If we are unable to access capital markets to issue new debt, refinance existing debt or sell shares of our Non-Voting Common Stock as needed, or if we are unable to obtain such financing on acceptable terms, our business could be adversely affected.

We could be subject to losses and reputational harm if we, or our agents, fail to properly safeguard sensitive and confidential information or as a result of cyber attacks. We are dependent on the effectiveness of our information and cyber security policies, procedures and capabilities, and those of third parties with which we do business, to protect our and their computer and telecommunications systems and the data that resides in, or is transmitted through, such systems. As part of our normal operations, we maintain and transmit confidential information about our clients and employees as well as proprietary information relating to our business operations. We maintain a system of internal controls designed to provide reasonable assurance that fraudulent activity, including misappropriation of assets, fraudulent financial reporting and unauthorized access to sensitive or confidential data, is either prevented or detected on a timely basis. Nevertheless, all technology systems remain vulnerable to unauthorized access and may be corrupted by cyber attacks, computer viruses or other malicious software code, the nature of which threats are constantly evolving and becoming increasingly sophisticated. In addition, authorized persons could inadvertently or intentionally release confidential or proprietary information. Although we take precautions to password protect and encrypt our mobile electronic hardware, if such hardware is stolen, misplaced or left unattended, it may become vulnerable to hacking or other unauthorized use, creating a possible security risk and resulting in potentially costly actions by us. Breach or other failure of our technology systems, including those of third parties with which we do business, or failure to timely and effectively identify and respond to any such breach or failure, could result in the loss of valuable information, liability for stolen assets or information, remediation costs to repair damage caused by the incident, additional security costs to mitigate against future incidents and litigation costs resulting from the incident. In addition, our increased use of mobile and cloud technologies could heighten these and other operational risks, and any failure by mobile or cloud technology service providers to adequately safeguard their systems and prevent cyber attacks could disrupt our operations and result in misappropriation, corruption or loss of confidential or propriety information. Moreover, the loss of confidential customer identification information could harm our reputation, result in the termination of contracts by our existing customers and subject us to liability under state, federal and international laws that protect confidential personal data, resulting in increased costs, loss of revenues and substantial penalties. In 2018, the E.U. significantly increased the potential penalties for noncompliance with requirements for the handling and maintenance of personal and sensitive data concerning customers and employees. Our failure to comply with these requirements could result in penalties of up to four percent of our global revenues, regulatory action and reputational risk. The recently enacted California Consumer Privacy Act (CCPA) will take effect in January 2020 and provide for enhanced consumer protections for California residents and statutory fines for data security breaches or other CCPA violations. Recent well-publicized security breaches at other companies have led to enhanced government and regulatory scrutiny of the measures taken by companies to protect against cyber attacks, and may in the future result in heightened cyber security requirements, including additional regulatory expectations for oversight of vendors and service providers.

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

Failure to maintain adequate business continuity plans could have a material adverse impact on us and the investment strategies and services we offer. Significant portions of our business operations and those of our critical third-party service providers are concentrated in a few geographic areas, including Boston, Massachusetts and Seattle, Washington. Critical operations that are geographically concentrated in Boston and/or Seattle include trading operations, information technology, fund administration, and custody and portfolio accounting services for our investment offerings. Should we, or any of our critical service providers, experience a significant local or regional disaster or other business continuity problem, our continued success will depend in part on the safety and availability of our personnel, our office facilities and the proper functioning of our computer, telecommunication and other related systems and operations. The failure by us, or any of our critical service providers, to maintain updated adequate business continuity plans, including backup facilities, could impede our ability to operate in the event of a disruption, which could cause our earnings to decline. We have developed various backup systems and contingency plans but cannot be assured that they will be adequate in all circumstances that could arise or that material disruptions will not occur. In addition, we rely to varying degrees on outside vendors for disaster contingency support, and we cannot be assured that these vendors will be able to perform in an adequate and timely manner. If we, or any of our critical service providers, are unable to respond adequately to such an event in a timely manner, we may be unable to continue our business operations, which could lead to a damaged reputation and loss of customers that results in a decrease in assets under management, lower revenues and reduced net income.

We pursue growth in the United States and abroad in part through acquisitions, which exposes us to risks inherent in assimilating new operations, expanding into new jurisdictions and executing on new development opportunities. Our growth strategy is based in part on the selective development or acquisition of asset management or related businesses that we believe will add value to our business and generate positive net returns. This strategy may not be effective, and failure to successfully develop and execute such a strategy may decrease earnings and harm our competitive position. We cannot guarantee that we will identify and consummate any such transactions on acceptable terms or have sufficient resources to accomplish such a strategy. In addition, any strategic transaction can involve a number of risks, including additional demands on our staff; unanticipated problems regarding integration of operating facilities, technologies and new employees; and the existence of liabilities or contingencies not disclosed to or otherwise known by us prior to closing a transaction. As a result, we may not be able to realize net benefits from such transactions. In addition, we may be required to spend additional time or money on integration that would otherwise be spent on the development of our business.

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

The impact of the U.K.’s planned exit from the E.U. (Brexit) on our business operations in the U.K. and Europe remains unknown, and will vary depending on the final terms of the separation. Ongoing changes in the E.U.’s regulatory framework applicable to our operations, including Brexit as well as any other changes in the composition of the E.U.’s member states, may add additional complexity to our global operations, impede expansion and/or impose additional risks.

Legal and regulatory developments affecting the investment industry could increase our regulatory costs and/or reduce our revenues. Our business is subject to complex and extensive regulation by various regulatory authorities in jurisdictions around the world. This regulatory environment may be altered without notice by new laws or regulations, revisions to existing regulations or new interpretations or guidance. Global financial regulatory reform initiatives may result in more stringent regulation, and changes in laws or regulations and their application to us could have a material adverse impact on our business, our profitability and mode of operations. In recent years, regulators in both the United States and abroad have increased oversight of the financial sector of the economy. Some of the newly adopted and proposed regulations are focused directly on the investment management industry, while others apply more broadly, but affect our industry. It is uncertain how regulatory trends will be affected by current and future political developments.

Under a final rule and interpretive guidance issued by FSOC, certain non-bank financial institutions have been designated for the Federal Reserve’s supervision as SIFIs. Additional non-bank financial companies, which may include large asset management companies such as us, may be designated as SIFIs in the future. Currently, there are no non-bank financial companies with a SIFI designation. If we are designated a SIFI, we would be subject to enhanced prudential measures, which could include capital and liquidity requirements, leverage limits, enhanced public disclosures and risk management requirements, annual stress testing by the Federal Reserve, credit exposure and concentration limits, supervisory and other requirements that could, individually, or in the aggregate, adversely affect our business and operations.

Eaton Vance Management, Parametric and BMR are registered with the CFTC and the NFA as Commodity Pool Operators and Commodity Trading Advisors; other subsidiaries of the Company claim exemptions from registration. The CFTC generally allows operators of registered mutual funds that are subject to registration as Commodity Pool Operators to comply with SEC disclosure, reporting and recordkeeping rules as the means of complying with CFTC’s similar requirements. These CFTC rules do not, however, relieve registered Commodity Pool Operators from compliance with applicable anti-fraud provisions or certain performance reporting and recordkeeping requirements. The Company incurs ongoing costs associated with monitoring compliance with these requirements, including, but not limited to, CFTC and NFA registration and exemption obligations and the periodic reporting requirements of Commodity Pool Operators and Commodity Trading Advisors.

The regulation of derivatives markets has undergone substantial change in recent years and such change may continue. In particular, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), and regulations promulgated thereunder require many derivatives to be cleared and traded on an exchange, expand entity registration requirements, impose business conduct requirements on counterparties and impose other regulatory requirements that will continue to change derivative markets as regulations are implemented. Additional regulation of the derivatives markets may make the use of derivatives more costly, may limit the availability or reduce the liquidity of derivatives, and may impose limits or restrictions on the counterparties to derivative transactions.

Certain of our subsidiaries are required to file quarterly reports on Form PF for private funds they manage, pursuant to systemic risk reporting requirements adopted by the SEC. These filings require significant investments in people and systems to ensure timely and accurate reporting. Further investment will be necessary as we implement rules adopted by the SEC in 2016 that amended Form ADV and established Form N-PORT to require additional reporting for the separate accounts and Registered Funds we manage, respectively.

In Europe, the revised Markets in Financial Instruments Directive (MiFID II Directive) and the Markets in Financial Instruments Regulation (MiFIR) (collectively, MiFID II) took effect in January 2018. Implementation of MiFID II significantly affects the structure and operation of the E.U. financial markets and our European operations. Some of the main changes introduced by MiFID II include: (1) enhancing business conduct and governance requirements; (2) broadening the scope of pre- and post-trade transparency; (3) enhancing disclosure requirements; (4) increasing transaction reporting requirements; (5) revising the relationship between client commissions and investment research services; and (6) further regulating trading revenue.

All of these new and developing laws and regulations have resulted in, and will likely continue to result in, greater compliance and administrative burdens on us, increasing our expenses.

We may not manage risks associated with the replacement of financial benchmarks effectively. The withdrawal and replacement of widely used financial benchmarks such as the London Interbank Offered Rate (LIBOR) with alternative benchmarks introduces a number of risks for us, our clients and the financial services industry more widely. These include legal implementation risks, as extensive changes to documentation for new and existing clients and transactions may be required; financial risks arising from any changes in the valuation of financial instruments linked to benchmarks; pricing risks, as changes to benchmarks could impact pricing mechanisms on some instruments; operational risks, due to the potential requirement to adapt information technology systems, trade reporting infrastructure and operational processes; and conduct risks, relating to communication with potential impact on customers and engagement during the transition away from financial benchmarks currently utilized, such as LIBOR.

We expect a transition from widespread use of LIBOR to alternative benchmark rates will occur over the next several years. The FCA, which regulates LIBOR, has announced that it has commitments from panel banks to continue to contribute to LIBOR through the end of calendar 2021, but that the FCA will not use its powers to compel contributions beyond that date. Accordingly, there is considerable uncertainty regarding the publication of LIBOR beyond 2021. While it is not currently possible to determine precisely whether, or to what extent, the withdrawal and replacement of LIBOR would affect us, the implementation of alternative benchmark rates to LIBOR may have an adverse effect on our business, results of operations or financial condition.

Our business is subject to risk from legal and regulatory proceedings. We are subject to federal securities laws, state laws regarding securities fraud, other federal and state laws and rules, and regulations of certain regulatory, self-regulatory and other organizations, including, among others, the SEC, FINRA, the CFTC, the NFA and the New York Stock Exchange. We are also subject to substantial legal and regulatory requirements in the U.K., E.U., Singapore, Japan and other jurisdictions in which we operate outside the U.S. While we have focused significant attention and resources on the development and implementation of compliance policies, procedures and practices, non-compliance with applicable laws, rules or regulations, either in the U.S. or abroad, or our inability to adapt to a complex and ever-changing regulatory environment could result in sanctions against us, which could adversely affect our reputation, business, revenue and earnings. From time to time, various claims or potential claims against us arise, including employment-related claims.

In fiscal 2019, we settled a lawsuit regarding the Eaton Vance Profit Sharing and Savings Plan (Plan) for $3.45 million, the full amount of which was paid by insurance. The settlement does not require us to make any changes to the Plan, and we expressly denied any liability in connection with the allegations in the lawsuit, which were similar to allegations in other lawsuits brought against many of our industry peers relating to their employee retirement plans.

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

Our Non-Voting Common Stock lacks voting rights. Our Non-Voting Common Stock has no voting rights under any circumstances. All voting power resides with our Voting Common Stock, all shares of which are held by officers of the Company and its subsidiaries. All the shares of our Voting Common Stock are deposited in a voting trust (Voting Trust) in exchange for Voting Trust Receipts that entitle the holder to receive the dividends paid on the Voting Common Stock he or she has deposited. As of October 31, 2019, there were 22 holders of Voting Trust Receipts representing Voting Common Stock, each holder of which is a Voting Trustee of the Voting Trust. Holders of Non-Voting Common Stock should understand that such ownership interests have no ability to vote in the election of the Company’s Board of Directors and no right to direct the Company’s management and strategy. The exclusion of our Non-Voting Common Stock from stock market indexes, whether as a result of our dual class capitalization or any other reason, could have an adverse impact on the trading price of our Non-Voting Common Stock.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We conduct our principal operations through leased offices located in Boston, Massachusetts; Atlanta, Georgia; Minneapolis, Minnesota; New York, New York; Seattle, Washington; Washington, District of Columbia; Westport, Connecticut; London, England; Dublin, Ireland; Singapore; Sydney, Australia; and Tokyo,

Japan. For more information, please see Note 20 of our Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Non-Voting Common Stock, Dividend History and Policy

Our Voting Common Stock, $0.00390625 par value, is not publicly traded, and was held as of October 31, 2019 by 22 Voting Trustees pursuant to the voting trust agreement described in Item 12 of this Annual Report on Form 10-K, which is incorporated herein by reference. Dividends on our Voting Common Stock are paid quarterly and are equal to the dividends paid on our Non-Voting Common Stock (see below).

Our Non-Voting Common Stock, $0.00390625 par value, is listed on the New York Stock Exchange under the symbol EV. The approximate number of registered holders of record of our Non-Voting Common Stock at October 31, 2019 was 732.

On October 10, 2019, the Company declared a quarterly dividend of $0.375 per share on its common stock. The new quarterly rate represents an increase of 7.1 percent over the $0.35 per share declared in each of the Company’s last four fiscal quarters. We currently expect to declare and pay quarterly dividends on our Voting and Non-Voting Common Stock that are comparable to those declared in the fourth quarter of fiscal 2019.

Performance Graph

The following graph compares the cumulative total stockholder return on our Non-Voting Common Stock for the period from November 1, 2014 through October 31, 2019 to that of the cumulative total return of the S&P 500® Index and the SNL U.S. Asset Manager Index(1) over the same period. The S&P 500 is a broad-based index of 500 of the largest U.S. public stocks. The SNL U.S. Asset Manager Index is a composite of 41 U.S. publicly traded asset management company stocks. The comparison assumes $100 was invested on October 31, 2014 in our Non-Voting Common Stock and the compared indexes at the closing price on that day, and the reinvestment of all dividends paid over the period.

________________________________________________________

(1)As of October 31, 2019, the SNL U.S. Asset Manager Index included: Affiliated Managers Group Inc.; AllianceBernstein Holding L.P.; Ameriprise Financial Inc.; Apollo Global Management, Inc.; Ares Management Corporation; Artisan Partners Asset Management Inc.; Ashford Inc.; Associated Capital Group, Inc.; BlackRock Inc.; Blackstone Group Inc.; BrightSphere Investment Group Inc.; Carlyle Group L.P.; Cohen & Steers, Inc.; Diamond Hill Investment Group Inc.; Eaton Vance Corp.; Federated Investors Inc.; Fifth Street Asset Management Inc.; Franklin Resources Inc.; Gabelli Equity Trust Inc.; GAMCO Investors, Inc.; Great Elm Capital Group, Inc.; Hamilton Lane Inc.; Hennessy Advisors Inc.; Invesco Ltd.; Janus Henderson Group Plc.; KKR & Co. Inc.; Legg Mason, Inc.; Manning & Napier, Inc.; Medley Management Inc.; Pzena Investment Management, Inc.; Safeguard Scientifics Inc.; Sculptor Capital Management, Inc.; SEI Investments Co.; Silvercrest Asset Management Group Inc.; Price T. Rowe Group Inc.; U.S. Global Investors Inc.; Victory Capital Holdings, Inc.; Virtus Investment Partners, Inc.; Waddell & Reed Financial Inc.; Westwood Holdings Group Inc.; WisdomTree Investments, Inc.

Comparison of Five-Year Cumulative Total Shareholder Return

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The table below sets forth information regarding purchases by the Company of our Non-Voting Common Stock on a monthly basis during the fourth quarter of fiscal 2019:

			(c)	(d)
	(a)		Total Number of	Maximum Number
	Total	(b)	Shares Purchased	of Shares That May
	Number of	Average	as Part of Publicly	Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	Per Share	or Programs(1)	or Programs
August 1, 2019 through
August 31, 2019	-	$-	-	7,556,398
September 1, 2019 through
September 30, 2019	248	$45.03	248	7,556,150
October 1, 2019 through
October 31, 2019	1,210,774	$45.54	1,210,774	6,345,376
Total	1,211,022	$45.54	1,211,022	6,345,376

(1)We announced a share repurchase program on October 24, 2018, which authorized the repurchase of up to 8,000,000 shares of our Non‐Voting Common Stock in the open market and in private transactions in accordance with applicable securities laws. This repurchase plan was terminated on July 10, 2019. A total of 6,406,303 shares were repurchased under the plan prior to termination.

We announced a share repurchase program on July 10, 2019, which authorized the repurchase of up to 8,000,000 shares of our Non-Voting Common Stock in the open market and in private transactions in accordance with applicable securities laws. This repurchase program is not subject to an expiration date.

Item 6. Selected Financial Data

The following table contains selected financial data for the last five years. This data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 and our Consolidated Financial Statements and Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Financial Highlights
	For the Years Ended October 31,
(in thousands, except per share data)	2019	2018	2017	2016	2015

Income Statement Data:
Total revenue(1)	$1,683,252	$1,692,422	$1,532,111	$1,337,067	$1,398,455
Operating Income(2)	520,871	555,202	482,758	414,268	400,447
Net income(2)	432,876	397,905	306,373	264,757	238,191
Net income attributable to non-controlling
and other beneficial interests(3)	(32,841)	(15,967)	(24,242)	(23,450)	(7,892)
Net income attributable to Eaton Vance
Corp. shareholders(2)	400,035	381,938	282,131	241,307	230,299
Adjusted net income attributable to Eaton
Vance Corp. shareholders(4)	394,631	394,138	288,187	242,908	274,990

Balance Sheet Data:
Total assets(5)(6)	$4,253,629	$3,599,328	$2,330,901	$1,730,382	$2,113,737
Debt(6)(7)	620,513	619,678	618,843	571,773	571,077
Redeemable non-controlling
interests (temporary equity)	285,915	335,097	250,823	109,028	88,913
Total Eaton Vance Corp.
shareholders' equity	1,184,119	1,107,431	1,011,396	703,789	620,231
Non-redeemable non-controlling
interests	-	1,000	864	786	1,725
Total permanent equity	1,184,119	1,108,431	1,012,260	704,575	621,956

Per Share Data:
Earnings per share:
Basic	$3.63	$3.33	$2.54	$2.20	$2.00
Diluted	3.50	3.11	2.42	2.12	1.92
Adjusted diluted(4)	3.45	3.21	2.48	2.13	2.29
Cash dividends declared	1.425	1.280	1.150	1.075	1.015

(1)Prior year revenue amounts have been restated to reflect the Company’s full retrospective adoption of Accounting Standard Update (ASU) 2014-09 on November 1, 2018. Refer to Note 1, "Summary of Significant Accounting Policies" in Item 8, "Financial Statements and Supplementary Data," for further detail.

(2)Operating income, net income and net income attributable to Eaton Vance Corp. shareholders reflect a one-time payment of $73.0 million to terminate service and additional compensation arrangements in place with a major distribution partner for certain Eaton Vance closed-end funds in fiscal 2015.

(3)Net income attributable to non-controlling and other beneficial interests reflects an increase (decrease) of $0.5 million, $0.2 million and $(0.2) million in the estimated redemption value of non-controlling interests in our affiliates redeemable at other than fair value in fiscal 2017, 2016 and 2015, respectively. There were no holders of non-controlling interests in our affiliates redeemable at other than fair value in fiscal 2019 and 2018. Net income attributable to non-controlling and other beneficial interests also includes net income (loss) of $9.8 million and $(5.8) million, respectively, in fiscal 2016 and 2015 attributable to other beneficial interest holders of consolidated CLO entities. The net income (loss) of consolidated CLO entities in fiscal 2019, 2018 and 2017 was entirely attributable to the Company as a result of the Company’s application of the measurement alternative to Accounting Standard Codification (ASC) 820 for collateralized financing entities.

(4)Although the Company reports its financial results in accordance with U.S. generally accepted accounting principles (U.S. GAAP), management believes that certain non-U.S. GAAP financial measures, specifically, adjusted net income attributable to Eaton Vance Corp. shareholders and adjusted earnings per diluted share, while not a substitute for U.S. GAAP financial measures, may be effective indicators of our performance over time. Non-U.S. GAAP financial measures should not be construed to be superior to U.S. GAAP measures. In calculating these non-U.S. GAAP financial measures, net income attributable to Eaton Vance Corp. shareholders and earnings per diluted share are adjusted to exclude items management deems non-operating or non-recurring in nature, or otherwise outside the ordinary course of business. Management and our Board of Directors, as well as certain of our outside investors, consider these adjusted numbers a measure of our underlying operating performance. Management believes adjusted net income attributable to Eaton Vance Corp. shareholders and adjusted earnings per diluted share are important indicators of our operations because they exclude items that may not be indicative of, or are unrelated to, our core operating results, and may provide a useful baseline for analyzing trends in our underlying business. Our use of these adjusted numbers, including reconciliations of net income attributable to Eaton Vance Corp. shareholders to adjusted net income attributable to Eaton Vance Corp. shareholders and earnings per diluted share to adjusted earnings per diluted share, is discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of this Annual Report on Form 10-K.

(5)Total assets on October 31, 2019, 2018, 2017 and 2015 include $1.8 billion, $1.1 billion, $31.3 million and $467.1 million of assets held by consolidated CLO entities, respectively. The Company did not consolidate any CLO entities as of October 31, 2016.

(6)In fiscal 2017, the Company adopted ASU 2015-03, which requires certain debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability. Total assets and debt were each reduced by $2.2 million and $2.7 million as of October 31, 2016 and 2015, respectively, to reflect the reclassification of debt issuance costs from other assets to debt.

(7)In fiscal 2017, the Company issued $300 million of 3.5 percent Senior Notes due April 2027 and used the net proceeds from the issuance in part to retire the remaining $250 million aggregate principal amount of its 6.5 percent Senior Notes due October 2017. The Company recognized a loss on extinguishment of debt totaling $5.4 million in conjunction with the retirement in fiscal 2017.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Eaton Vance Corp. provides advanced investment strategies and wealth management solutions to forward-thinking investors around the world. Our principal business is managing investment funds and providing investment management and advisory services to high-net-worth individuals and institutions. Our core strategy is to develop and sustain management expertise across a range of investment disciplines and to offer leading investment strategies and services through multiple distribution channels. In executing our core strategy, we have developed broadly diversified investment management capabilities and a highly functional marketing, distribution and customer service organization. We measure our success as a Company based principally on investment performance delivered, client satisfaction, reputation in the marketplace, progress achieving strategic objectives, employee development and satisfaction, business and financial results, and shareholder value created.

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

Through Eaton Vance Management, Atlanta Capital, Calvert and our other affiliates, we manage active equity, income, alternative and blended strategies across a range of investment styles and asset classes, including U.S., global and international equities, floating-rate bank loans, municipal bonds, global income, high-yield and investment grade bonds, and mortgage-backed securities. Through Parametric, we manage a range of systematic investment strategies, including systematic equity, systematic alternatives and managed options strategies. Through Parametric, we also provide custom portfolio implementation and overlay services, including tax-managed and non-tax-managed Custom Core™ equity strategies, centralized portfolio management of multi-manager portfolios and exposure management services. We also oversee the management of, and distribute, investment funds sub-advised by unaffiliated third-party managers, including global, emerging market and regional equity and asset allocation strategies.

Our breadth of investment management capabilities supports a wide range of strategies and services offered to fund shareholders and separate account investors. Our equity strategies encompass a diversity of investment objectives, risk profiles, income levels and geographic representation. Our income investment strategies cover a broad duration, geographic representation and credit-quality range and encompass both taxable and tax-free investments. We also offer alternative investment strategies that include global macro absolute return and commodity-based investments. Although we manage and distribute a wide range of investment strategies and services, we operate in one business segment, namely as an investment adviser to funds and separate accounts. As of October 31, 2019, we had $497.4 billion in consolidated assets under management.

We distribute our funds and individual separately managed accounts principally through financial intermediaries. We have broad market reach, with distribution partners including national and regional broker-dealers, independent broker-dealers, registered investment advisors, banks and insurance companies. We support these distribution partners with a team of approximately 130 sales professionals covering U.S. and international markets.

We employ a team of approximately 40 sales professionals focused on serving institutional and high-net-worth clients who access investment management services on a direct basis and through investment consultants. Through our wholly- and majority-owned affiliates, we manage investments for a broad range of clients in the institutional and high-net-worth marketplace in the U.S. and internationally, including corporations, sovereign wealth funds, endowments, foundations, family offices and public and private employee retirement plans.

Our revenue is derived primarily from management, distribution and service fees received from Eaton Vance-, Parametric- and Calvert-branded funds and management fees received from separate accounts. Our fee revenues are based primarily on the value of the investment portfolios we manage, and fluctuate with changes in the total value and mix of assets under management. As a matter of course, investors in our sponsored open-end funds and separate accounts have the ability to redeem their investments at any time, without prior notice, and there are no material restrictions that would prevent them from doing so. Our major expenses are employee compensation, distribution-related expenses, service fee expense, fund-related expenses, facilities expense and information technology expense.

Our discussion and analysis of our financial condition, results of operations and cash flows is based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to goodwill and intangible assets, temporary equity, income taxes, investments and stock-based compensation. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under current circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates.

Our discussion and analysis of fiscal 2019 compared to fiscal 2018 is included herein. For discussion and analysis of fiscal 2018 compared to fiscal 2017, please refer to Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2018, which was filed with the SEC on December 21, 2018.

Current Developments

Please see Current Developments under Business in Item 1 of this Annual Report on Form 10-K for a summary of current developments in our business.

Performance

As of October 31, 2019, 76 Eaton Vance-, Calvert- and Parametric-branded mutual funds offered in the U.S. were rated 4 or 5 stars by MorningstarTM for at least one class of shares, including 32 five-star rated funds. As measured by total return net of expenses, at fiscal year-end 46 percent of our U.S. mutual fund assets ranked in the top quartile of their Morningstar peer groups over three years, 62 percent in the top quartile over five years and 58 percent in the top quartile over ten years. In the annual Barron’s/Lipper rankings of Best Mutual Fund Families for calendar 2018, Eaton Vance, Calvert and Parametric collectively ranked third overall among 57 fund families rated for one-year performance, 7th among 55 fund families based on five-year returns and 32nd among 49 families for ten-year performance. A good source of performance-related information for our funds is their websites, available at www.eatonvance.com and www.calvert.com. Information on these websites is not incorporated by reference into this Annual Report on Form 10-K. On our funds’ websites, investors can also obtain other current information about our funds, including investment objective and principal investment policies, portfolio characteristics, expenses and Morningstar ratings.

Consolidated Assets under Management

Prevailing equity and income market conditions and investor sentiment affect the sales and redemptions of our investment offerings, managed asset levels, operating results and the recoverability of our investments. During fiscal 2019, the S&P 500 Index, a broad measure of U.S. equity market performance, had total returns of 14.3 percent and the MSCI Emerging Market Index, a broad measure of emerging market equity performance, had total returns of 12.2 percent. Over the same period, the Barclays U.S. Aggregate Bond Index, a broad measure of U.S. bond market performance, had total returns of 11.5 percent.

Consolidated assets under management reached a new record high of $497.4 billion on October 31, 2019, up 13 percent, from $439.3 billion of consolidated assets under management on October 31, 2018. The year-over-year increase reflects net inflows of $23.9 billion and market price appreciation of $34.2 billion. Average consolidated assets under management increased 5 percent to $462.8 billion in fiscal 2019 from $442.4 billion in fiscal 2018.

The following tables summarize our consolidated assets under management by investment mandate, investment vehicle and investment affiliate. Within the investment mandate table, the “Portfolio implementation” category consists of Parametric Custom Core equity and multi-asset strategies and centralized portfolio management services, and the “Exposure management” category consists of Parametric’s futures- and options-based portfolio overlay services.

Consolidated Assets under Management by Investment Mandate (1)

	October 31,						2019	2018
		% of		% of		% of	vs.	vs.
(in millions)	2019	Total	2018	Total	2017	Total	2018	2017
Equity(2)	$131,895	27%	$115,772	26%	$113,472	27%	14%	2%
Fixed income(3)	94,075	19%	77,844	18%	70,797	17%	21%	10%
Floating-rate income	35,103	7%	44,837	10%	38,819	9%	-22%	16%
Alternative	8,372	2%	12,139	3%	12,637	3%	-31%	-4%
Portfolio implementation	133,198	26%	110,840	25%	99,615	23%	20%	11%
Exposure management	94,789	19%	77,871	18%	86,976	21%	22%	-10%
Total	$497,432	100%	$439,303	100%	$422,316	100%	13%	4%

(1)	Consolidated Eaton Vance Corp. See table on page 43 for directly managed assets and flows of 49 percent-owned Hexavest, which are not included in the table above.
(2)	Includes balanced and other multi-asset mandates.
(3)	Includes cash management mandates.

Equity assets under management included $45.4 billion, $40.7 billion and $38.1 billion of assets managed for after-tax returns on October 31, 2019, 2018 and 2017, respectively. Portfolio implementation assets under management included $99.2 billion, $79.7 billion and $70.2 billion of assets managed for after-tax returns on October 31, 2019, 2018 and 2017, respectively. Fixed income assets included $52.9 billion, $44.3 billion and $40.6 billion of tax-exempt municipal income assets on October 31, 2019, 2018 and 2017, respectively.

Consolidated Assets under Management by Investment Vehicle(1)

	October 31,						2019	2018
		% of		% of		% of	vs.	vs.
(in millions)	2019	Total	2018	Total	2017	Total	2018	2017
Open-end funds	$105,043	21%	$102,426	24%	$97,601	23%	3%	5%
Closed-end funds	24,284	5%	23,998	5%	24,816	6%	1%	-3%
Private funds(2)	44,741	9%	38,544	9%	34,436	8%	16%	12%
Institutional separate accounts	173,331	35%	153,996	35%	159,986	38%	13%	-4%
Individual separate accounts(3)	150,033	30%	120,339	27%	105,477	25%	25%	14%
Total	$497,432	100%	$439,303	100%	$422,316	100%	13%	4%

(1)	Consolidated Eaton Vance Corp. See table on page 43 for directly managed assets and flows of 49 percent-owned Hexavest, which are not included in the table above.
(2)	Includes privately offered equity, fixed and floating-rate income, and alternative funds and CLO entities.
(3)

In fiscal 2019, the Company revised its classification of consolidated assets under management by investment vehicle to combine the formerly separate high-net-worth separate account and retail managed account categories into a single individual separate account category. The above presentation of prior year results has been revised for comparability purposes. The reclassification does not affect total consolidated assets under management for any period.

Consolidated Assets under Management by Investment Affiliate(1)

				2019	2018
	October 31,			vs.	vs.
(in millions)	2019	2018	2017	2018	2017
Eaton Vance Management(2)	$187,711	$179,321	$164,257	5%	9%
Parametric	265,824	224,238	224,941	19%	0%
Atlanta Capital(3)	27,564	23,355	22,379	18%	4%
Calvert(3)	16,333	12,389	10,739	32%	15%
Total	$497,432	$439,303	$422,316	13%	4%

(1)	Consolidated Eaton Vance Corp. See table on page 43 for directly managed assets and flows of 49 percent-owned Hexavest, which are not included in the table above.
(2)	Includes managed assets of Eaton Vance-sponsored funds and separate accounts managed by Hexavest and unaffiliated third-party advisers under Eaton Vance supervision.
(3)

Consistent with our policies for reporting the managed assets and flows of investment portfolios for which multiple Eaton Vance affiliates have management responsibilities, the managed assets of Atlanta Capital indicated above include the assets of Calvert Equity Fund, for which Atlanta Capital serves as sub-adviser. The total managed assets of Calvert, including assets sub-advised by other Eaton Vance affiliates, were $19.8 billion, $14.7 billion and $12.9 billion as of October 31, 2019, 2018 and 2017, respectively.

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

Consolidated Average Assets under Management by Investment Mandate(1)
				2019	2018
	Years Ended October 31,			vs.	vs.
(in millions)	2019	2018	2017	2018	2017
Equity(2)	$122,593	$119,147	$103,660	3%	15%
Fixed income(3)	86,657	74,399	66,405	16%	12%
Floating-rate income	39,750	41,677	36,107	-5%	15%
Alternative	9,651	13,129	11,419	-26%	15%
Portfolio implementation	121,068	109,228	86,257	11%	27%
Exposure management	83,124	84,808	78,544	-2%	8%
Total	$462,843	$442,388	$382,392	5%	16%

(1)	Consolidated Eaton Vance Corp. See table on page 43 for directly managed assets and flows of 49 percent-owned Hexavest, which are not included in the table above.
(2)	Includes balanced and other multi-asset mandates.
(3)	Includes cash management mandates.

Consolidated Average Assets under Management by Investment Vehicle(1)
				2019	2018
	Years Ended October 31,			vs.	vs.
(in millions)	2019	2018	2017	2018	2017
Open-end funds	$102,804	$102,061	$90,332	1%	13%
Closed-end funds	23,978	24,805	24,148	-3%	3%
Private funds(2)	41,352	37,361	30,669	11%	22%
Institutional separate accounts	160,044	162,374	146,835	-1%	11%
Individual separate accounts(3)	134,665	115,787	90,408	16%	28%
Total	$462,843	$442,388	$382,392	5%	16%

(1)	Consolidated Eaton Vance Corp. See table on page 43 for directly managed assets and flows of 49 percent-owned Hexavest, which are not included in the table above.
(2)	Includes privately offered equity, fixed and floating-rate income, and alternative funds and CLO entities.
(3)

In fiscal 2019, the Company revised its classification of consolidated assets under management by investment vehicle to combine the formerly separate high-net-worth separate account and retail managed account categories into a single individual separate account category. The above presentation of prior year results has been revised for comparability purposes. The reclassification does not affect total consolidated average assets under management for any period.

Consolidated Net Flows

Fiscal 2019 marked our 24th consecutive year of positive net flows. Consolidated net inflows of $23.9 billion in fiscal 2019 represent 5 percent annualized internal growth in managed assets (consolidated net inflows divided by beginning of period consolidated assets under management). For comparison, we had consolidated net inflows of $17.3 billion and $37.8 billion in fiscal 2018 and 2017, respectively, representing annualized internal growth in managed assets of 4 percent and 11 percent for those respective periods. Excluding exposure management mandates, which have lower fees and more variable flows than the rest of our business, our annualized internal growth in managed assets was 4 percent, 8 percent and 10 percent in fiscal 2019, 2018, and 2017, respectively.

Our annualized internal management fee revenue growth (management fees attributable to consolidated inflows less management fees attributable to consolidated outflows, divided by beginning of period consolidated management fee revenue) was 0.1 percent in fiscal 2019, as management fee revenue growth attributable to new sales and other inflows was largely offset by management fee revenue losses associated with redemptions and other outflows. Our annualized internal management fee revenue growth was 4 percent and 7 percent in fiscal 2018 and 2017, respectively, as the management fee revenue contribution from new sales and other inflows during each of these years exceeded the management fee revenue lost from redemptions and other outflows. These growth rates reflect the Company’s retrospective adoption of Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers, on November 1, 2018, which provides for management fee revenue to be recorded net of associated fund subsidy expense.

The following tables summarize our consolidated assets under management and asset flows by investment mandate and investment vehicle:

Consolidated Assets under Management and Net Flows by Investment Mandate(1)
				2019	2018
	Years Ended October 31,			vs.	vs.
(in millions)	2019	2018	2017	2018	2017
Equity assets - beginning of period(2)	$115,772	$113,472	$89,981	2%	26%
Sales and other inflows	24,852	21,840	21,111	14%	3%
Redemptions/outflows	(20,022)	(20,813)	(19,828)	-4%	5%
Net flows	4,830	1,027	1,283	370%	-20%
Assets acquired(3)	-	-	5,704	NM(5)	-100%
Exchanges	(10)	37	62	NM	-40%
Market value change	11,303	1,236	16,442	814%	-92%
Equity assets - end of period	$131,895	$115,772	$113,472	14%	2%
Fixed income assets - beginning of period(4)	77,844	70,797	60,607	10%	17%
Sales and other inflows	33,310	26,259	22,097	27%	19%
Redemptions/outflows	(21,429)	(16,715)	(16,137)	28%	4%
Net flows	11,881	9,544	5,960	24%	60%
Assets acquired(3)	-	-	4,170	NM	-100%
Exchanges	626	-	(139)	NM	-100%
Market value change	3,724	(2,497)	199	NM	NM
Fixed income assets - end of period	$94,075	$77,844	$70,797	21%	10%
Floating-rate income assets - beginning of period	44,837	38,819	32,107	16%	21%
Sales and other inflows	8,706	14,301	15,222	-39%	-6%
Redemptions/outflows	(16,988)	(8,401)	(8,889)	102%	-5%
Net flows	(8,282)	5,900	6,333	NM	-7%
Exchanges	(428)	86	136	NM	-37%
Market value change	(1,024)	32	243	NM	-87%
Floating-rate income assets - end of period	$35,103	$44,837	$38,819	-22%	16%
Alternative assets - beginning of period	12,139	12,637	10,687	-4%	18%
Sales and other inflows	2,717	5,679	5,930	-52%	-4%
Redemptions/outflows	(6,618)	(4,947)	(4,067)	34%	22%
Net flows	(3,901)	732	1,863	NM	-61%
Exchanges	(255)	(103)	(4)	148%	NM
Market value change	389	(1,127)	91	NM	NM
Alternative assets - end of period	$8,372	$12,139	$12,637	-31%	-4%
Portfolio implementation assets - beginning of period	110,840	99,615	71,426	11%	39%
Sales and other inflows	25,900	22,562	23,359	15%	-3%
Redemptions/outflows	(17,518)	(14,141)	(12,438)	24%	14%
Net flows	8,382	8,421	10,921	0%	-23%
Exchanges	59	(22)	5	NM	NM
Market value change	13,917	2,826	17,263	392%	-84%
Portfolio implementation assets - end of period	$133,198	$110,840	$99,615	20%	11%
Exposure management assets - end of period	77,871	86,976	71,572	-10%	22%
Sales and other inflows	73,376	65,812	80,532	11%	-18%
Redemptions/outflows	(62,363)	(74,095)	(69,058)	-16%	7%
Net flows	11,013	(8,283)	11,474	NM	NM
Market value change	5,905	(822)	3,930	NM	NM
Exposure management assets - end of period	$94,789	$77,871	$86,976	22%	-10%
Total assets under management - beginning of period	439,303	422,316	336,380	4%	26%
Sales and other inflows	168,861	156,453	168,251	8%	-7%
Redemptions/outflows	(144,938)	(139,112)	(130,417)	4%	7%
Net flows	23,923	17,341	37,834	38%	-54%
Assets acquired(3)	-	-	9,874	NM	-100%
Exchanges	(8)	(2)	60	300%	NM
Market value change	34,214	(352)	38,168	NM	NM
Total assets under management - end of period	$497,432	$439,303	$422,316	13%	4%

(1)	Consolidated Eaton Vance Corp. See table on page 43 for directly managed assets and flows of 49 percent-owned Hexavest, which are not included in the table above.
(2)	Whenever presented, Equity assets include balanced and other multi-asset mandates.

(3)

Represents managed assets gained in the acquisition of the business assets of Calvert Investment Management, Inc. (Calvert Investments) on December 30, 2016. Equity assets acquired and total assets acquired exclude $2.1 billion of managed assets of Calvert Equity Fund, for which Atlanta Capital serves as sub-adviser and whose managed assets were included in the Company's consolidated assets under management prior to the Calvert Investments acquisition.

(4)	Whenever presented, Fixed Income assets include cash management mandates.
(5)	Not meaningful (NM).

Consolidated Assets under Management and Net Flows by Investment Vehicle(1)
				2019	2018
	Years Ended October 31,			vs.	vs.
(in millions)	2019	2018	2017	2018	2017
Funds - beginning of period(2)	$164,968	$156,853	$125,722	5%	25%
Sales and other inflows	44,337	44,470	40,967	0%	9%
Redemptions/outflows	(43,349)	(34,802)	(33,350)	25%	4%
Net flows	988	9,668	7,617	-90%	27%
Assets acquired(3)	-	-	9,821	NM	-100%
Exchanges(4)	(84)	305	2,196	NM	-86%
Market value change	8,196	(1,858)	11,497	NM	NM
Funds - end of period	$174,068	$164,968	$156,853	6%	5%
Institutional separate accounts - beginning of period	153,996	159,986	136,451	-4%	17%
Sales and other inflows	85,401	79,502	93,067	7%	-15%
Redemptions/outflows	(78,471)	(85,638)	(81,096)	-8%	6%
Net flows	6,930	(6,136)	11,971	NM	NM
Assets acquired(3)	-	-	40	NM	-100%
Exchanges(4)	86	18	(2,063)	378%	NM
Market value change	12,319	128	13,587	NM	-99%
Institutional separate accounts - end of period	$173,331	$153,996	$159,986	13%	-4%
Individual separate accounts - beginning of period(5)	120,339	105,477	74,207	14%	42%
Sales and other inflows	39,123	32,481	34,217	20%	-5%
Redemptions/outflows	(23,118)	(18,672)	(15,971)	24%	17%
Net flows	16,005	13,809	18,246	16%	-24%
Assets acquired(3)	-	-	13	NM	-100%
Exchanges	(10)	(325)	(73)	-97%	345%
Market value change	13,699	1,378	13,084	894%	-89%
Individual separate accounts - end of period	$150,033	$120,339	$105,477	25%	14%
Total assets under management - beginning of period	439,303	422,316	336,380	4%	26%
Sales and other inflows	168,861	156,453	168,251	8%	-7%
Redemptions/outflows	(144,938)	(139,112)	(130,417)	4%	7%
Net flows	23,923	17,341	37,834	38%	-54%
Assets acquired(3)	-	-	9,874	NM	-100%
Exchanges	(8)	(2)	60	300%	NM
Market value change	34,214	(352)	38,168	NM	NM
Total assets under management - end of period	$497,432	$439,303	$422,316	13%	4%

(1)	Consolidated Eaton Vance Corp. See the table on page 43 for directly managed assets and flows of 49 percent-owned Hexavest, which are not included in the table above.
(2)	Whenever presented, Funds include assets of cash management funds.
(3)

Represents managed assets gained in the acquisition of the business assets of Calvert Investment on December 30, 2016. Fund assets acquired and total assets acquired exclude $2.1 billion of managed assets of Calvert Equity Fund, which is sub-advised by Atlanta Capital and whose managed assets were included in the Company's consolidated assets under management prior to the Calvert Investment acquisition.

(4)

Reflects the reclassification from institutional separate accounts to funds of $2.1 billion of managed assets of Calvert Equity Fund sub-advised by Atlanta Capital upon the Company's acquisition of the business assets of Calvert Investments on December 30, 2016.

(5)

In fiscal 2019, the Company revised its classification of consolidated assets under management and net flows by investment vehicle to combine the formerly separate high-net-worth separate account and retail managed account categories into a single individual separate account category. The above presentation of prior year results has been revised for comparability purposes. The reclassification does not affect total consolidated assets under management or total consolidated net flows for any period.

As of October 31, 2019, our 49 percent-owned affiliate Hexavest managed $13.4 billion of client assets, down 3 percent from $13.8 billion of managed assets on October 31, 2018. Other than Eaton Vance-sponsored funds for which Hexavest is adviser or sub-adviser, the managed assets and flows of Hexavest are not included in our consolidated totals.

The following table summarizes assets under management and net flows of Hexavest:

Hexavest Assets under Management and Net Flows
				2019	2018
	Years Ended October 31,			vs.	vs.
(in millions)	2019	2018	2017	2018	2017
Eaton Vance distributed:
Eaton Vance sponsored funds – beginning of period(1)	$159	$182	$231	-13%	-21%
Sales and other inflows	48	12	92	300%	-87%
Redemptions/outflows	(69)	(35)	(177)	97%	-80%
Net flows	(21)	(23)	(85)	-9%	-73%
Market value change	14	-	36	NM	-100%
Eaton Vance sponsored funds – end of period	$152	$159	$182	-4%	-13%
Eaton Vance distributed separate accounts – beginning of
period(2)	$2,169	$3,092	$2,492	-30%	24%
Sales and other inflows	105	230	1,124	-54%	-80%
Redemptions/outflows	(859)	(1,176)	(920)	-27%	28%
Net flows	(754)	(946)	204	-20%	NM
Market value change	148	23	396	543%	-94%
Eaton Vance distributed separate accounts – end of period	$1,563	$2,169	$3,092	-28%	-30%
Total Eaton Vance distributed – beginning of period	$2,328	$3,274	$2,723	-29%	20%
Sales and other inflows	153	242	1,216	-37%	-80%
Redemptions/outflows	(928)	(1,211)	(1,097)	-23%	10%
Net flows	(775)	(969)	119	-20%	NM
Market value change	162	23	432	604%	-95%
Total Eaton Vance distributed – end of period	$1,715	$2,328	$3,274	-26%	-29%
Hexavest directly distributed – beginning of period(3)	$11,467	$12,748	$11,021	-10%	16%
Sales and other inflows	1,769	1,149	1,140	54%	1%
Redemptions/outflows	(2,574)	(2,416)	(1,208)	7%	100%
Net flows	(805)	(1,267)	(68)	-36%	NM
Market value change	978	(14)	1,795	NM	NM
Hexavest directly distributed – end of period	$11,640	$11,467	$12,748	2%	-10%
Total Hexavest assets – beginning of period	$13,795	$16,022	$13,744	-14%	17%
Sales and other inflows	1,922	1,391	2,356	38%	-41%
Redemptions/outflows	(3,502)	(3,627)	(2,305)	-3%	57%
Net flows	(1,580)	(2,236)	51	-29%	NM
Market value change	1,140	9	2,227	NM	-100%
Total Hexavest assets – end of period	$13,355	$13,795	$16,022	-3%	-14%

(1)

Managed assets and flows of Eaton Vance-sponsored pooled investment vehicles for which Hexavest is adviser or sub-adviser. Eaton Vance receives management fees (and in some cases also distribution fees) on these assets, which are included in our consolidated assets under management and flows.

(2)

Managed assets and flows of Eaton Vance-distributed separate accounts managed by Hexavest. Eaton Vance receives distribution fees, but not management fees, on these assets, which are not included in our consolidated assets under management and flows.

(3)

Managed assets and flows of pre-transaction Hexavest clients and post-transaction Hexavest clients in Canada. Eaton Vance receives no management fees or distribution fees on these assets, which are not included in our consolidated assets under management and flows.

Results of Operations

Our discussion and analysis of results of operations for fiscal 2019 compared to fiscal 2018 is set forth below. Fiscal 2018 results have been restated to reflect the Company’s retrospective adoption of ASU 2014-09, Revenue from Contracts with Customers, on November 1, 2018. The adoption of this guidance did not result in any significant changes to the timing of recognition and measurement of revenue or recognition of costs incurred to obtain and fulfill revenue contracts; however, the presentation of certain revenue and expense balances was affected. Notably, fund subsidies previously included as a component of fund-related expenses are now presented as a contra-revenue component of management fees. In addition, certain front-end load sales commissions that were previously reported on a net basis as a component of distribution expense are now reported on a gross basis in distribution and underwriter fee revenue and distribution expense. The adoption of the new guidance did not have a material impact on the Company’s previously reported financial statements or key performance metrics. Refer to Note 1, "Summary of Significant Accounting Policies" in Item 8, "Financial Statements and Supplementary Data," for further detail.

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

The following table provides a reconciliation of net income attributable to Eaton Vance Corp. shareholders and earnings per diluted share to adjusted net income attributable to Eaton Vance Corp. shareholders and adjusted earnings per diluted share, respectively:

				2019	2018
	Years Ended October 31,			vs.	vs.
(in thousands, except per share data)	2019	2018	2017	2018	2017

Net income attributable to Eaton Vance
Corp. shareholders	$400,035	$381,938	$282,131	5%	35%
Net excess tax benefit from stock-based
compensation plans(1)	(5,404)	(17,487)	-	-69%	NM
Revaluation of deferred tax amounts(2)	-	21,220	-	-100%	NM
Repatriation of undistributed earnings of
foreign subsidiaries(3)	-	2,807	-	-100%	NM
Loss on write-off of Hexavest option, net of tax(4)	-	5,660	-	-100%	NM
Loss on extinguishment of debt, net of tax(5)	-	-	3,346	NM	-100%
Closed-end fund structuring fees, net of tax(6)	-	-	2,179	NM	-100%
Non-controlling interest value adjustments	-	-	531	NM	-100%
Adjusted net income attributable to
Eaton Vance Corp. shareholders	$394,631	$394,138	$288,187	0%	37%

Earnings per diluted share	$3.50	$3.11	$2.42	13%	29%
Net excess tax benefit from stock-based
compensation plans	(0.05)	(0.14)	-	-64%	NM
Revaluation of deferred tax amounts	-	0.17	-	-100%	NM
Repatriation of undistributed earnings of
foreign subsidiaries	-	0.02	-	-100%	NM
Loss on write-off of Hexavest option, net of tax	-	0.05	-	-100%	NM
Loss on extinguishment of debt, net of tax	-	-	0.03	NM	-100%
Closed-end fund structuring fees, net of tax	-	-	0.02	NM	-100%
Non-controlling interest value adjustments	-	-	0.01	NM	-100%
Adjusted earnings per diluted share	$3.45	$3.21	$2.48	7%	29%

(1)	Reflects the impact of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which was adopted in fiscal 2018.
(2)	Reflects the revaluation of deferred tax assets and deferred tax liabilities resulting from the enactment of the Tax Cuts and Jobs Act (2017 Tax Act) on December 22, 2017.
(3)	Reflects the recognition of incremental tax expense related to the deemed repatriation of foreign earnings considered to be indefinitely reinvested abroad and not previously subject to U.S. taxation.
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

The 5 percent increase in net income attributable to Eaton Vance Corp. shareholders in fiscal 2019 compared to fiscal 2018 reflects:

•A decrease in revenue of $9.2 million, primarily reflecting an $11.8 million decrease in distribution and underwriting fees and a $3.0 million decrease in other revenue, partially offset by a $4.8 million increase in management fees.

•An increase in operating expenses of $25.2 million, reflecting increases in compensation, service fee expense, amortization of deferred sales commissions, fund-related expenses and other operating expenses, partially offset by a decrease in distribution expense.

•An increase in non-operating income of $50.1 million, primarily reflecting a $41.0 million increase in net gains and other investment income from our investments in sponsored strategies, including consolidated sponsored funds, and a $9.3 million increase in income contribution from consolidated CLO entities.

•A decrease in income taxes of $21.5 million.

•A decrease in equity in net income of affiliates, net of tax, of $2.3 million.

•An increase in net income attributable to non-controlling and other beneficial interests of $16.9 million.

Weighted average diluted shares outstanding decreased by 8.5 million shares, or 7 percent, in fiscal 2019 compared to fiscal 2018, primarily reflecting share repurchases in excess of new shares issued upon the vesting of restricted stock awards and the exercise of employee stock options, and a decrease in the dilutive effect of in-the-money options and unvested restricted stock awards due to lower market prices of the Company’s shares.

Revenue

The following table shows the components of our revenue:

				2019	2018
	Years Ended October 31,			vs.	vs.
(in thousands)	2019	2018(1)	2017(1)	2018	2017
Management fees	$1,463,943	$1,459,186	$1,309,020	0%	11%
Distribution and underwriter fees	85,612	97,371	95,553	-12%	2%
Service fees	123,073	122,231	117,520	1%	4%
Other revenue	10,624	13,634	10,018	-22%	36%
Total revenue	$1,683,252	$1,692,422	$1,532,111	-1%	10%

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

Management fees

The $4.8 million increase in management fees in fiscal 2019 is primarily attributable to a $3.4 million increase in performance-based fees and a 5 percent increase in consolidated average assets under management, partially offset by a 4 percent decrease in our consolidated average annualized management fee rates and a $0.8 million increase in fund subsidies, which are recorded as a contra-revenue component of management fees.

The following table shows our consolidated averaged annualized management fee rates by investment mandate, excluding performance-based fees, which were $1.7 million, $(1.7) million and $0.4 million in fiscal 2019, 2018 and 2017, respectively:

				2019	2018
	Years Ended October 31,			vs.	vs.
(in basis points on average managed assets)	2019	2018(1)	2017(1)	2018	2017
Equity	56.9	58.9	61.2	-3%	-4%
Fixed income	32.9	34.9	37.6	-6%	-7%
Floating-rate income	49.7	50.6	51.6	-2%	-2%
Alternative	61.4	64.8	62.3	-5%	4%
Portfolio implementation	14.8	14.6	14.7	1%	-1%
Exposure management	5.1	5.2	5.2	-2%	0%
Total	31.6	33.0	34.2	-4%	-4%

(1)

Prior period management fee rates have been restated to reflect the Company's retrospective adoption of ASU 2014-09 on November 1, 2018. Fund subsidies previously included as a component of fund-related expenses are now presented as a contra-revenue component of management fees. Fluctuations in fund subsidies may cause average management fee rates to fluctuate from one period to the next.

Consolidated average assets under management by investment mandate to which these fee rates apply can be found in the Consolidated Average Assets under Management by Investment Mandate table in Management’s Discussion and Analysis and Results of Operation under Item 7 of this Annual Report on Form 10-K. Changes in consolidated average annualized management fee rates for the compared periods primarily reflect shifts in the Company’s mix of business, as our lower-fee portfolio implementation and laddered bond businesses have grown as a percentage of our consolidated assets under management.

Distribution and underwriter fees

Distribution fees, which are earned under contractual agreements with certain sponsored funds, are calculated as a percentage of, and fluctuate with, average assets under management of the applicable funds and fund share classes. Distribution fees are paid by our sponsored funds to reimburse EVD for the costs of marketing and selling fund shares. These fees are largely passed through after one year as distribution expense to third-party intermediaries who distribute our sponsored funds. Underwriter fees, contingent deferred sales commissions and other redemption fees, and other distribution income primarily consists of underwriter commissions earned on sales of fund share classes subject to those fees, contingent deferred sales charges received on certain Class A redemptions and fundraising and servicing fees associated with the U.S. Charitable Gift Trust.

The following table shows fund distribution and underwriter fee revenue and other fund-related distribution income:

				2019	2018
	Years Ended October 31,			vs.	vs.
(in thousands)	2019	2018	2017	2018	2017
Distribution fees:
Class A	$3,104	$3,466	$627	-10%	453%
Class B	104	357	792	-71%	-55%
Class C(1)	39,187	56,400	60,819	-31%	-7%
Class F	1,530	1,602	1,354	-4%	18%
Class N(2)	75	104	72	-28%	44%
Class R	1,896	1,893	1,624	0%	17%
Private funds	11,456	9,177	5,942	25%	54%
Total distribution fees	$57,352	$72,999	$71,230	-21%	2%
Underwriter commissions(1)	21,724	19,970	19,791	9%	1%
Contingent deferred sales charges and
other redemption fees(1)	2,017	197	480	924%	-59%
Other distribution income(1)	4,519	4,205	4,052	7%	4%
Total distribution and underwriter fees	$85,612	$97,371	$95,553	-12%	2%

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

(2)	Consists of Investor class shares of Parametric Funds and Advisers class shares of Eaton Vance Funds.

The $11.8 million decrease in distribution and underwriter fees in fiscal 2019 compared to fiscal 2018 primarily reflects a decrease in Class C distribution fees driven by lower average managed assets of Class C mutual fund shares, partially offset by an increase in distribution fees from private funds driven by higher average managed assets in these funds that are subject to distribution fees. The year-over-year decrease was additionally offset by a $1.8 million increase in contingent deferred sales charges and other redemption fees, primarily attributable to a one-time withdrawal fee received in fiscal 2019 related to the early redemption of certain managed assets of a private fund.

Service fees

Service fees, which are paid to EVD pursuant to distribution or service plans adopted by our sponsored mutual funds, are calculated as a percent of, and fluctuate with, average assets under management in specific mutual fund share classes (principally Classes A, C, N and R). Certain private funds also make service fee payments to EVD. These fees are largely passed through as service fee expense to third-party broker-dealers when incurred. Service fee revenue increased 1 percent in fiscal 2019 compared to fiscal 2018, primarily reflecting an increase in average assets in funds and fund share classes subject to service fees.

Other revenue

Other revenue, which consists primarily of fund shareholder servicing fees, miscellaneous dealer income, referral fees and consultancy fees, decreased 22 percent in fiscal 2019 compared to fiscal 2018, primarily reflecting a $2.8 million decrease in miscellaneous dealer income due to a terminated distribution agreement and a $0.8 million decrease in Hexavest-related referral fees, partially offset by a $0.3 million increase in shareholder servicing fees and a $0.4 million increase in consultancy fees.

Expenses

The following table shows our operating expenses:

				2019	2018
	Years Ended October 31,			vs.	vs.
(in thousands)	2019	2018	2017	2018	2017
Compensation and related costs	$626,513	$604,631	$553,952	4%	9%
Distribution expense(1)	150,239	165,033	156,912	-9%	5%
Service fee expense(1)	107,762	106,831	105,448	1%	1%
Amortization of deferred sales
commissions	22,593	18,394	16,239	23%	13%
Fund-related expenses(1)	40,357	37,602	35,128	7%	7%
Other expenses	214,917	204,729	181,674	5%	13%
Total expenses	$1,162,381	$1,137,220	$1,049,353	2%	8%

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

Compensation and related costs

The following table shows the details of our compensation and related costs:

				2019	2018
	Years Ended October 31,			vs.	vs.
(in thousands)	2019	2018	2017	2018	2017
Base salaries and employee benefits	$293,753	$271,473	$245,693	8%	10%
Stock-based compensation	91,913	88,055	80,049	4%	10%
Operating income-based incentives	165,462	174,527	152,952	-5%	14%
Sales-based incentives	65,036	68,941	72,094	-6%	-4%
Other compensation expense	10,349	1,635	3,164	533%	-48%
Total	$626,513	$604,631	$553,952	4%	9%

Compensation expense increased by $21.9, or 4 percent, in fiscal 2019 compared to fiscal 2018. The increase was driven primarily by (1) a $22.3 million increase in base salaries and employee benefits associated with increases in headcount, year-end salary increases from the previous fiscal year and increases in our corporate 401(k) match and profit sharing contribution; (2) an $8.7 million increase in severance costs associated with employee terminations; and (3) a $3.9 million increase in stock-based compensation expense. One-time severance costs associated with employee terminations, which are reflected in other compensation expense, totaled $10.2 million in fiscal 2019 in comparison to $1.5 million in fiscal 2018. These increases were partially offset by a $9.1 million decrease in operating income-based bonus accruals and a $3.9 million decrease in sales-based incentive compensation.

Distribution expense

Distribution expense includes distribution fees paid to third-party intermediaries for the distribution of our sponsored funds and intermediary marketing support payments to qualified intermediaries for distribution, shareholder servicing and marketing and support of our sponsored funds. Distribution fees and certain intermediary marketing support payments are asset-based fees. Other asset-based fees included in distribution expense include finder’s fees paid to intermediaries for referring certain retail, high-net-worth and institutional investors and payments made to distribution partners for certain closed-end funds. Distribution expense also includes up-front sales commissions, which are sales-based fees, as well as discretionary marketing expenses, which are driven by corporate initiatives.

The following table shows the breakdown of our distribution expense:

				2019	2018
	Years Ended October 31,			vs.	vs.
(in thousands)	2019	2018	2017	2018	2017
Distribution fees(1)	$45,248	$62,963	$59,110	-28%	7%
Intermediary marketing support payments	52,599	51,897	47,721	1%	9%
Up-front sales commission expense(1)	21,162	19,025	19,384	11%	-2%
Discretionary marketing expenses	19,276	18,958	18,351	2%	3%
Finder's fees	8,242	8,309	4,964	-1%	67%
Closed-end fund dealer compensation
payments	3,712	3,881	3,867	-4%	0%
Closed-end fund structuring fees	-	-	3,515	NM	-100%
Total	$150,239	$165,033	$156,912	-9%	5%

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

Distribution expense decreased by $14.8 million, or 9 percent, in fiscal 2019 compared to fiscal 2018, primarily reflecting lower Class C distribution expenses driven by a decrease in average managed assets of Class C mutual fund shares. The decrease was partially offset by increases in up-front sales commission expense and intermediary marketing support payments.

Service fee expense

Service fees we receive from sponsored funds in connection with new sales of fund shares are generally retained in the first year and paid to broker-dealers thereafter as service fee expense pursuant to third-party selling agreements. These fees are calculated as a percent of average assets under management in certain share classes of our mutual funds (principally Classes A, C, N and R), as well as certain private funds. Service fee expense increased by $0.9 million, or 1 percent, in fiscal 2019 compared to fiscal 2018, reflecting higher Class A and private fund service fee payments, partially offset by lower Class C service fee payments.

Amortization of deferred sales commissions

Amortization expense is primarily affected by ongoing sales of certain private funds and mutual fund Class C shares. Amortization expense increased by $4.2 million, or 23 percent, in fiscal 2019 compared to fiscal 2018, primarily reflecting higher private fund amortization.

Fund-related expenses

Fund-related expenses consist of fees paid to sub-advisers, fund expenses borne by the Company on funds for which we earn an all-in fee, expenses of the sponsored funds we consolidate and other miscellaneous fund-related expenses. Fund-related expenses increased by $2.8 million, or 7 percent, in fiscal 2019 compared to fiscal 2018, reflecting a $2.5 million increase in sub-advisory fees driven by increases in average managed assets in sub-advised funds, a $0.7 million increase in miscellaneous fund-related expenses and a $0.6 million increase in expenses of consolidated funds, all partially offset by a $1.0 million decrease in fund expenses borne by the Company on funds for which we earn an all-in fee.

Other expenses

The following table shows our other expense:

				2019	2018
	Years Ended October 31,			vs.	vs.
(in thousands)	2019	2018	2017	2018	2017
Information technology	$99,021	$89,972	$77,450	10%	16%
Facilities-related	52,252	48,492	40,799	8%	19%
Travel	18,717	18,020	17,351	4%	4%
Professional services	17,095	17,820	15,347	-4%	16%
Communications	6,156	5,749	5,536	7%	4%
Amortization of intangible assets	4,978	8,927	9,014	-44%	-1%
Other corporate expense	16,698	15,749	16,177	6%	-3%
Total	$214,917	$204,729	$181,674	5%	13%

The increase in information technology expense in fiscal 2019 is primarily attributable to an increase in project-related IT consulting services associated with investments in technology and strategic initiatives, including our recently announced project to combine the technology platforms supporting the individual separately managed account businesses of Parametric and Eaton Vance Management, higher system maintenance costs and an increase in outside custody and back-office services. The increase in facilities-related expenses reflects higher rent expense and an increase in depreciation expense on equipment, capitalized software and leasehold improvements. The increase in other corporate expenses reflects increases in charitable giving, professional development expenses and regulatory licensing and fees. These increases were partially offset by a decrease in amortization expense related to certain intangible assets that were fully amortized during the first quarter of fiscal 2019 and lower professional services expenses driven by a decrease in consulting costs and corporate engagements.

Non-operating Income (Expense)

The following table shows the main categories of non-operating income (expense):

				2019	2018
	Years Ended October 31,			vs.	vs.
(in thousands)	2019	2018	2017	2018	2017
Gains and other investment income, net	$51,040	$10,066	$19,303	407%	-48%
Interest expense	(23,795)	(23,629)	(27,496)	1%	-14%
Loss on extinguishment of debt	-	-	(5,396)	NM	-100%
Other income (expense) of
consolidated CLO entities:
Gains and other investment
income, net	70,272	16,882	-	316%	NM
Interest and other expense	(59,350)	(15,286)	-	288%	NM
Total non-operating income (expense)	$38,167	$(11,967)	$(13,589)	NM	-12%

Gains and other investment income, net, increased by $41.0 million in fiscal 2019 compared to fiscal 2018, reflecting a $32.6 million increase in net investment gains primarily attributable to investments in sponsored strategies and associated hedges and an $8.5 million increase in interest and other income, partially offset by an increase in foreign currency losses of $0.1 million.

The change in other income (expense) of consolidated CLO entities in fiscal 2019 compared to fiscal 2018 reflects a $9.3 million increase in income contribution from consolidated CLO entities due to an increase in our economic interests in these entities. The Company consolidated four securitized CLO entities and one warehouse stage CLO entity in fiscal 2019 in comparison to two securitized CLO entities and one warehouse stage CLO entity that were consolidated in fiscal 2018. Our economic interests consist of changes in the fair market value of our investments in these entities, distributions received and management fees earned by the Company.

Income Taxes

Our effective tax rate, calculated as a percentage of income before income taxes and equity in net income of affiliates, was 24.2 percent, 28.8 percent and 37.0 percent in fiscal 2019, 2018 and 2017, respectively.

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

Our income tax provision for fiscal 2019 includes charges of $3.2 million associated with certain provisions of the Tax Cuts and Jobs Act (2017 Tax Act) taking effect for the Company in fiscal 2019, relating principally to limitations on the deductibility of executive compensation.

Our income tax provision for fiscal 2019 and 2018 was reduced by net excess tax benefits related to stock-based compensation awards of $5.4 million and $17.5 million, respectively. Our income tax provision for fiscal 2018 also included a non-recurring charge of $24.0 million related to the enactment of the 2017 Tax Act.

Our calculations of adjusted net income and adjusted earnings per diluted share remove the tax impact of stock-based compensation shortfalls or windfalls recognized in connection with the accounting guidance adopted by the Company in fiscal 2018 and the non-recurring tax impact of U.S. tax law changes. On this basis, our adjusted effective tax rate was 25.2 percent and 27.6 percent for fiscal 2019 and 2018, respectively.

Equity in Net Income of Affiliates, Net of Tax

Equity in net income of affiliates, net of tax, primarily reflects our 49 percent equity interest in Hexavest and our seven percent minority equity interest in a private equity partnership managed by a third party.

The following table summarizes the components of equity in net income of affiliates:

				2019	2018
	Years Ended October 31,			vs.	vs.
(in thousands)	2019	2018	2017	2018	2017
Investment in Hexavest, net of tax
and amortization	$9,093	$10,955	$10,602	-17%	3%
Investment in private equity partnership,
net of tax	(3)	418	268	NM	56%
Total	$9,090	$11,373	$10,870	-20%	5%

Net Income Attributable to Non-controlling and Other Beneficial Interests

The following table summarizes the components of net income attributable to non-controlling and other beneficial interests:

				2019	2018
	Years Ended October 31,			vs.	vs.
(in thousands)	2019	2018	2017	2018	2017
Consolidated sponsored funds	$(20,081)	$232	$(6,816)	NM	NM
Majority-owned subsidiaries	(12,760)	(16,199)	(16,895)	-21%	-4%
Non-controlling interest value
adjustments	-	-	(531)	NM	-100%
Net income attributable to non-controlling
and other beneficial interests	$(32,841)	$(15,967)	$(24,242)	106%	-34%

Net income attributable to non-controlling and other beneficial interests increased by $16.9 million in fiscal 2019 compared to fiscal 2018, primarily reflecting an increase in income earned by consolidated sponsored funds. Net income attributable to majority-owned subsidiaries decreased by $3.4 million, reflecting the Company’s accelerated repurchase of certain profit and capital interests in Parametric entities held by current and former employees, which settled in the fourth quarter of fiscal 2019. See Note 9, Acquisitions, Goodwill and Intangible Assets in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further detail. Net income attributable to non-controlling and other beneficial interests is not adjusted for taxes due to the underlying tax status of our consolidated sponsored funds and consolidated majority-owned subsidiaries, which are treated as pass-through entities for tax purposes.

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

The following table summarizes certain key financial data relating to our liquidity and capital resources and the uses of cash:

Balance Sheet and Cash Flow Data
	As of October 31,
(in thousands)	2019	2018	2017
Balance sheet data:
Assets:
Cash and cash equivalents	$557,668	$600,696	$610,555
Management fees and other receivables	237,864	236,736	200,453
Total liquid assets	$795,532	$837,432	$811,008

Investments	$1,060,739	$1,078,627	$898,192

Liabilities:
Debt(1)	$625,000	$625,000	$625,000

(1)

Represents the principal amount of debt outstanding. The carrying value of the debt, including debt issuance costs, was $620.5 million, $619.7 million and $618.8 million as of October 31, 2019, 2018 and 2017, respectively.

	Years Ended October 31,
(in thousands)	2019	2018	2017
Cash flow data:
Operating cash flows(1)	$511,818	$359,721	$95,908
Investing cash flows	(675,870)	(325,054)	(91,425)
Financing cash flows	(48,356)	184,413	195,430

(1)

Prior period operating cash flows have been restated to reflect the Company's retrospective adoption of ASU 2016-18, Restricted Cash, on November 1, 2018. Refer to Note 1, "Summary of Significant Accounting Policies" in Item 8, "Financial Statements and Supplementary Data," for further detail.

Liquidity and Capital Resources

Liquid assets consist of cash and cash equivalents and management fees and other receivables. Cash and cash equivalents consist of cash and short-term, highly liquid investments that are readily convertible to cash. Management fees and other receivables primarily represent receivables due from sponsored funds and separately managed accounts for investment advisory and distribution services provided. Excluding those assets identified as assets of consolidated CLO entities, liquid assets represented 32 percent and 33 percent of total assets on October 31, 2019 and 2018, respectively. Not included in the liquid asset amounts are $297.8 million and $273.3 million of highly liquid short-term debt securities with remaining maturities between three and 12 months held as of October 31, 2019 and 2018, respectively, which are included within investments on our Consolidated Balance Sheets. Our seed investments in consolidated funds and separate accounts are not treated as liquid assets because they may be longer term in nature.

As of October 31, 2019, our debt consisted of $325 million in aggregate principal amount of 3.625 percent Senior Notes due in June 2023 and $300 million in aggregate principal amount of 3.5 percent Senior Notes due in April 2027.

We maintain a $300 million unsecured revolving credit facility with several banks that expires on December 11, 2023. The facility, which we entered into on December 11, 2018, provides that we may borrow at LIBOR or LIBOR-successor benchmark-based rates of interest that vary depending on our credit ratings. The credit facility agreement contains financial covenants with respect to leverage and interest coverage, and requires us to pay an annual commitment fee on any unused portion. We had no borrowings under our revolving credit facility at October 31, 2019 or at any point during the fiscal year. We were in compliance with all debt covenants as of October 31, 2019.

We continue to monitor our liquidity daily. We remain committed to growing our business and returning capital to shareholders. We expect that our main uses of cash will be paying dividends, acquiring shares of our Non-Voting Common Stock, making seed investments in new investment strategies, potential strategic acquisitions, enhancing our technology infrastructure and paying the operating expenses of our business. We believe that our existing liquid assets, cash flows from operations and borrowing capacity under our credit facility are sufficient to meet our current and forecasted operating cash needs. The risk exists, however, that if we need to raise additional capital or refinance existing debt in the future, resources may not be available to us in sufficient amounts or on acceptable terms. Our ability to enter the capital markets in a timely manner depends on a number of factors, including the state of global credit and equity markets, interest rates, credit spreads and our credit ratings at such time. If we are unable to access capital markets to issue new debt, refinance existing debt or sell shares of our Non-Voting Common Stock as needed, or if we are unable to obtain such financing on acceptable terms, our business could be adversely affected.

Recoverability of our Investments

Our $1.1 billion of investments as of October 31, 2019 consisted of our 49 percent equity interest in Hexavest, our direct investments in Company-sponsored funds and separate accounts entered into for investment and business development purposes, investments held by the funds we consolidate and certain other investments held by the Company at cost. Investments in consolidated funds and separate accounts and investments held directly by the Company are generally in liquid debt or equity securities and are carried at fair market value. We test our investments held at cost for impairment on a quarterly basis using qualitative factors. As of October 31, 2019, there were no indicators of impairment on our investments held at cost.

We test our investments in equity method investees, goodwill and indefinite-lived intangible assets for impairment in the fourth quarter of each fiscal year, or as facts and circumstances indicate that additional analysis is warranted. There have been no significant changes in financial condition in fiscal 2019 that would indicate that an impairment loss exists at October 31, 2019.

We periodically review our deferred sales commissions and amortizing identifiable intangible assets for impairment as events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. There have been no significant changes in financial condition in fiscal 2019 that would indicate that an impairment loss exists at October 31, 2019.

Operating Cash Flows

Our operating cash flows are calculated by adjusting net income to reflect other significant sources and uses of cash, certain significant non-cash items and timing differences in the cash settlement of other assets and liabilities. Significant sources and uses of cash that are not reflected in either revenue or expenses include cash flows associated with our deferred sales commission asset, as well as net cash flows associated with the purchase and sale of investments within the portfolios of our consolidated sponsored funds and separately managed accounts. Significant non-cash items include the amortization of deferred sales commissions and intangible assets, depreciation and stock-based compensation.

Cash provided by operating activities totaled $511.8 million in fiscal 2019 compared to $359.7 million in fiscal 2018. The change primarily reflects decreases in net outflows related to the net purchase of short-term debt securities, the investment activity of consolidated sponsored funds and separately managed accounts, and timing differences in the cash settlements of our other assets and liabilities, partially offset by a decrease in net cash provided by operating activities of consolidated CLO entities.

Investing Cash Flows

Cash flows from investing activities primarily reflect the purchase of equipment and leasehold improvements, the purchase and sale of non-consolidated sponsored funds and the purchase and sale of investments in CLO entity note obligations. In addition, investing cash flows reflect the investing activities of our consolidated CLO entities, including the purchase and sale of bank loans and other investments.

Cash used for investing activities totaled $675.9 million in fiscal 2019 compared to $325.1 million in fiscal 2018. The change primarily reflects a $344.2 million increase in net purchases of bank loans and other investments by consolidated CLO entities, a $16.2 million increase in additions to equipment and leasehold improvements, mainly attributable to Parametric’s move into newly leased office space in Seattle and a $6.9 million decrease in net proceeds from sale of investments, all partially offset by a $16.4 million decrease in net purchases by the Company of CLO entity note obligations. We anticipate that we will continue to purchase note obligations of sponsored CLO entities in the future while taking advantage of opportunities, as they arise, to sell selected beneficial interests, thereby recycling our investments in these sponsored entities.

Financing Cash Flows

Financing cash flows primarily reflect the issuance and repurchase of our Non-Voting Common Stock, the payment of dividends to our shareholders and the purchase of non-controlling interests in our majority-owned subsidiaries. Financing cash flows also reflect the financing activities of consolidated funds, including the proceeds from the issuance of capital stock, and payments for redemptions and distributions to non-controlling interest holders of these funds. In addition, financing cash flows reflect the financing activities of consolidated CLO entities, including the issuance and repayment of CLO beneficial interests (senior and subordinated note obligations) and proceeds and repayments of CLO borrowings.

Cash used for financing activities totaled $48.4 million in fiscal 2019. The Company used $299.4 million to repurchase and retire shares of our Non-Voting Common Stock under our authorized repurchase programs, paid $91.6 million to acquire additional interests in Atlanta Capital and Parametric, and received proceeds of $51.3 million related to the issuance of shares of our Non-Voting Common Stock in connection with the exercise of stock options and other employee stock purchases. Of the $91.6 million used to acquire additional interests in Atlanta Capital and Parametric, $61.2 million relates to the accelerated repurchase of the remaining outstanding profit interests granted under the Parametric Portfolio Associates LLC Long-Term Equity Plan (Parametric Plan) and $12.3 million relates to the accelerated repurchase of the remaining outstanding profit and capital interests related to the acquisition of Parametric Risk Advisors. The Company terminated the Parametric Plan in the first quarter of fiscal 2020. As of October 31, 2019, we had authorization to purchase an additional 6.3 million shares of our Non-Voting Common Stock under our current share repurchase authorization. We anticipate that repurchases of our Non-Voting Common Stock will continue to be an ongoing use of cash.

Our dividends declared per share increased to $1.425 in fiscal 2019 from $1.28 in fiscal 2018. We paid an additional $14.3 million of dividends in fiscal 2019 compared to fiscal 2018. We currently expect to declare and pay quarterly dividends on our Voting and Non-Voting Common Stock comparable to the dividend declared in the fourth quarter of fiscal 2019. Cash provided by financing activities of consolidated CLO entities totaled $405.8 million in 2019 compared to $442.2 million in fiscal 2018. The change primarily reflects a decrease in the issuance of senior and subordinated note obligations, partially offset by a decrease in principal repayments of senior and subordinated note obligations.

Cash provided by financing activities totaled $184.4 million in fiscal 2018. The Company used $273.6 million to repurchase and retire shares of our Non-Voting Common Stock under our authorized repurchase programs, paid $20.8 million to acquire additional interests in Atlanta Capital and Parametric, and received proceeds of $76.4 million related to the issuance of shares of our Non-Voting Common Stock in connection with the grant of restricted share awards, the exercise of stock options and other employee stock purchases. Cash provided by financing activities of consolidated CLO entities totaled $442.2 million in fiscal 2018.

Contractual Obligations

The following table details our contractual obligations as of October 31, 2019:

	Payments due by Period
		Less			More
		than 1	1-3	4-5	than 5
(in millions)	Total	Year	Years	Years	Years
Operating leases	$382	$25	$53	$51	$253
Senior notes	625	-	-	325	300
Interest payment on senior notes	126	22	45	33	26
Payments to non-controlling interest holders of
majority-owned subsidiaries	8	8	-	-	-
Unrecognized tax benefits(1)	2	2	-	-	-
Total	$1,143	$57	$98	$409	$579

Contractual obligations of consolidated CLO entities:
Senior and subordinated note obligations,
including interest(2)	$2,218	$61	$121	$121	$1,915
Total for consolidated CLO entities	$2,218	$61	$121	$121	$1,915

(1)	Includes accrued interest and penalties associated with unrecognized tax benefits.
(2)

Only the assets of a consolidated CLO entity are available to satisfy the obligations of such entity. Other beneficial interest holders of consolidated CLO entities do not have any recourse to our general credit. In the event of default, recourse to the Company is limited to our investment in these entities.

Vested profit units (non-controlling interests) held by employees in the Atlanta Capital long-term equity incentive plan are not subject to mandatory redemption. Our repurchase of these non-controlling interests is predicated on the exercise of a series of put options held by profit unit holders and call options held by us. The put options provide the profit unit holders the right to require us to repurchase their interests at specified intervals over time. The call options we hold provide us with the right to require the profit unit holders to sell their interests to us at specified intervals over time, as well as upon the occurrence of certain events such as death or permanent disability. These non-controlling interests are redeemable at fair value. There is uncertainty as to the timing and amount of any purchases of vested profit units in the future. Accordingly, future payments to purchase non-controlling interests have been excluded from the table above, unless a put or call option has been exercised and a mandatory firm commitment exists for us to purchase such non-controlling interests. Payments to non-controlling interest holders of Atlanta Capital as of October 31, 2019 presented in the table above include approximately $7.8 million payable to repurchase vested profit units as a consequence of our execution of a series of call options during fiscal 2019. In fiscal 2017, the Company introduced a phantom incentive plan for Atlanta Capital that provides for the award of phantom incentive units to eligible employees that are indexed to the per unit enterprise value of Atlanta Capital and settled in shares of our Non-Voting Common Stock at vesting. As a consequence of introducing this stock-based compensation plan, we ceased granting profit units to employees of Atlanta Capital under the long-term equity incentive plan.

We report all redeemable non-controlling interests in temporary equity on our Consolidated Balance Sheet at estimated redemption value. The estimated redemption value of our non-controlling interests totaled $285.9 million on October 31, 2019 compared to $335.1 million on October 31, 2018. Redeemable non-controlling interests at October 31, 2019 consisted of vested profit units held by employees of Atlanta Capital granted under the Atlanta Capital long-term equity incentive plan of $25.2 million and equity interests in our consolidated sponsored funds held by third-party shareholders of $260.7 million.

Foreign Subsidiaries

As of October 31, 2019, we consider the undistributed earnings of certain foreign subsidiaries to be indefinitely reinvested in foreign operations. As of October 31, 2019, we had approximately $11.4 million of undistributed earnings, primarily from operations in the U.K., that are not available to fund domestic operations or to distribute to our shareholders unless repatriated. As a result of the 2017 Tax Act, the future tax liability with respect to these undistributed foreign earnings is immaterial. As of October 31, 2019, we had approximately $8.5 million of undistributed earnings from our Canadian subsidiary. We no longer consider the undistributed earnings of our Canadian subsidiary to be indefinitely reinvested in foreign operations. This change in assertion allowed our Canadian subsidiary to declare and pay a $65.2 million dividend in April 2019 to its U.S. parent company, which is a wholly-owned subsidiary of the Company.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, results of operations, liquidity or capital resources.

Critical Accounting Policies

We believe the following critical accounting policies reflect our accounting policies that require significant judgments and estimates used in the preparation of our Consolidated Financial Statements. Actual results may differ from these estimates.

Consolidation of variable interest entities (VIEs)

Accounting guidance provides a framework for determining whether an entity should be considered a VIE and, if so, whether our involvement with the entity represents a variable interest in the entity. Determining whether an entity is a VIE or a voting interest entity (VOE) involves judgment and analysis on an entity-by-entity basis. If we determine that we have a variable interest in a VIE, we must perform an analysis to determine whether we are the primary beneficiary of the VIE. If we determine we are the primary beneficiary of the VIE, we are required to consolidate the assets, liabilities, results of operations and cash flows of the VIE.

We maintain investments in various open‐end registered investment companies (sponsored funds) and collateralized loan obligation (CLO) entities that we sponsor which meet the definition of a VIE and are therefore evaluated for consolidation under the VIE model. The VIE model is complex and judgments made when applying the model may affect our initial and ongoing consolidation conclusions. When applying this model, we must evaluate all of the relevant facts and circumstances in order to determine each entity’s purpose, design, nature of risks, the level at which the decisions are made that most significantly impact economic performance, and the variability these entities were designed to pass along to interest holders (taking into consideration items including but not limited to, the activities of the entity, the terms of interest issued, and levels of subordination). If we determine that fees earned from various management arrangements represent variable interests in these VIEs, we must perform an analysis to determine whether our management fees and other interests provide us with a controlling financial interest such that we are deemed to be the primary beneficiary that is required to consolidate the VIE. Our management fees would not be considered variable interests if such fees are commensurate with the level of effort to provide the service, we do not hold other interest that in aggregate would absorb more than an insignificant amount of variability, and our management arrangements only include market based term and conditions. We are deemed the primary beneficiary of a VIE in the instances where we have both (1) the power through our asset management arrangements to direct the activities of the VIE that most significantly affect the VIE’s economic performance and (2) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE through our management fees and other financial interests.

Our sponsored funds are generally organized as separately managed series of a series trust. Each series trust contains multiple funds that issue equity interests to shareholders. The series trusts are treated as VIEs because shareholders of the component funds lack the ability to direct the activities that most significantly affect the economic performance of the series trust (such as the appointment of the investment adviser for each fund). Each fund within a series trust is separately evaluated for consolidation (i.e., evaluated as a silo within the series trust) since the assets of such fund irrevocably belong to the shareholders of that fund and are subject to the liabilities of that fund, and under no circumstances are the liabilities of one fund payable by another fund in the series trust. Our asset management contracts represent variable interests, and we are treated as the primary beneficiary of a sponsored fund in instances where we hold at least a 10 percent ownership interest in the fund.

Our CLO entities meet the definition of a VIE, as the equity investment at risk is not sufficient to finance the activities of these entities, which are primarily financed through the issuance of senior debt obligations. These entities are evaluated for consolidation in both the warehouse phase and securitization phase. For CLO entities in the warehouse phase, the impact of any shared rights, kick-out rights (including liquidation rights) or participating rights is assessed to conclude whether either we or a third-party lender has the power to direct the activities that most significantly affect the identified risks (and therefore economic performance). For CLO entities in the securitization phase, as manager, we have the power to direct the activities that most significantly affect the economic performance. If we conclude that we have the power to direct the activities that significantly impact the economic performance of a CLO entity, our asset management arrangements are deemed variable interests and we are deemed the primary beneficiary of these entities in instances where we hold at least a 10 percent subordinated beneficial interest in the entity.

Fair value measurements

The accounting standards for fair value measurement provide a framework for measuring fair value and require expanded disclosures regarding fair value measurements. Fair value is defined as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. The accounting standards establish a fair value measurement hierarchy, which requires an entity to maximize the use of observable inputs where available. Assets and liabilities measured and reported at fair value are categorized and disclosed as Level 1, Level 2 or Level 3 under that hierarchy based on the nature of the inputs that are significant to the fair value measurements in their entirety. This fair value measurement hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). See Note 1, Summary of Significant Accounting Policies, in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for more information on fair value measurements.

We carry a significant portion of our financial instruments at fair value, including investments in short-term debt securities, debt and equity securities held by consolidated sponsored funds, debt and equity securities held in separately management accounts, investments in non-consolidated funds, derivative assets and liabilities, and assets and liabilities of consolidated CLO entities in the securitization phase. Our recognition of debt and equity securities held by consolidated sponsored funds at fair value retains the specialized accounting treatment of those funds. At October 31, 2019 and 2018, none of our investments carried at fair value are categorized as Level 3 within the fair value hierarchy. We utilize third-party pricing services to value investments and derivative instruments, which are categorized as Level 1 or Level 2 of the fair value hierarchy at October 31, 2019 and 2018.

For CLO entities in the securitization phase, we apply the measurement alternative to ASC 820 related to fair value measurement for collateralized financing entities upon initial consolidation and for the subsequent measurement of financial assets and liabilities of these entities. The measurement alternative requires that we use the more observable of the fair value of the financial assets or the fair value of the financial liabilities to measure both the financial assets and the financial liabilities of these entities. Subsequent to initial consolidation, we recognize in earnings amounts that reflect the equivalent of our economic interests in these CLO entities, which includes both the change in fair value of our retained subordinated notes, and management fees that we earned from providing collateral management services.

When applying the measurement alternative to consolidated CLO entities in the securitization phase, we determined that the fair value of the financial assets of these entities (senior floating-rate loans) is more observable than the fair value of the financial liabilities. Accordingly, we measure the fair value of the financial liabilities of these entities as the difference between the fair value of the senior-floating rate loans and the fair value of our beneficial interests. The valuation of the subordinated notes requires judgment and is calculated using an income approach, which applies an appropriate discount rate to projected senior-floating rate loan cash flows determined using relevant default, prepayment, recovery and discount rates, as well as observable assumptions about market yields, callability and other market factors. At October 31, 2019 and 2018, we categorized the reported fair values of senior floating-rate loans as Level 2 since these fair values were predominantly based on either market quotations from third-party pricing services or valuations obtained from independent third-party brokers or dealers.

Income taxes

Deferred income taxes reflect the expected future tax consequences of temporary differences between the carrying amounts and tax bases of our assets and liabilities measured using rates expected to be in effect when such differences reverse. To the extent that deferred tax assets are considered more likely than not to be unrealizable, valuation allowances are provided. Changes in tax policy may affect the carrying value of deferred tax assets and liabilities due to the change in future tax rates. Adjustments to deferred taxes resulting from changes in tax law are recorded as an expense or benefit in the period enacted.

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

Goodwill

Goodwill represents the excess of the cost of our investment in the net assets of acquired companies over the fair value of the underlying identifiable net assets at the dates of acquisition. We attribute all goodwill associated with the acquisitions of Atlanta Capital, Parametric and Clifton, which share similar economic characteristics, to one reporting unit. We attribute all goodwill associated with the acquisition of the Tax Advantaged Bond Strategies business of M.D. Sass Investor Services and other acquisitions to a second reporting unit.

Goodwill is not amortized but is tested annually for impairment in the fourth quarter of each fiscal year by comparing the fair values of identified reporting units to their respective carrying amounts, including goodwill. We establish fair value for the purpose of impairment testing for each reporting unit by using an income approach and a market approach.

The income approach employs a discounted cash flow model that takes into account (1) assumptions that market participants would use in their estimates of fair value, (2) current period actual results and (3) budget projections for future periods that have been vetted by senior management. The discounted cash flow model incorporates the same fundamental pricing concepts used to calculate fair value in the acquisition due diligence process and a discount rate that takes into consideration our estimated cost of capital adjusted for the level of uncertainty inherent in the forecasted information.

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

If the carrying amount of the reporting unit exceeds its calculated fair value, the second step of the goodwill impairment test will be performed to measure the amount of the impairment loss, if any. Our reporting units are not at risk of failing the first step of the goodwill impairment test primarily due to growth and synergies from integrating the acquired companies into our business that have been realized since acquisition.

Intangible assets

Amortizing identifiable intangible assets generally represent the cost of client relationships, intellectual property, trademarks and research systems acquired. In valuing these assets, we make assumptions regarding useful lives and projected growth rates, and significant judgment is required. We periodically review our amortizing identifiable intangible assets for impairment as events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If the carrying amounts of those assets exceed their respective fair values, an impairment loss is recognized equal to that excess.

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

Stock-based compensation

We periodically grant restricted stock, stock options, phantom incentive units and other stock-based compensation awards to our employees that are accounted for as equity awards. We account for stock-based compensation expense at fair value. Under the fair value method, stock-based compensation expense for equity awards, which reflects the fair value of stock-based awards measured at grant date, is recognized on a straight-line basis over the relevant service period (generally five years) and is adjusted each period for forfeitures as they occur.

We measure the fair value of restricted stock awards based on the unadjusted quoted market price of our publicly traded Non-Voting Common Stock. We estimate the fair value of stock option awards using the Black-Scholes option valuation model. The Black-Scholes option valuation model incorporates assumptions as to dividend yield, expected volatility, an appropriate risk-free interest rate and the expected life of the option. Many of these assumptions require management’s judgment. The dividend yield assumption represents the Company’s expected dividend yield based on its historical dividend payouts and the stock price at the date of grant. The expected volatility assumption is based upon its historical stock price fluctuations. We use historical data to estimate the expected life of options granted. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve at the time of grant.

We estimate the fair value of profits interests and phantom incentive units granted under our subsidiary long-term equity incentive plans on the grant date utilizing annual appraisals that average fair value established using an income approach and fair value established using a market approach for each subsidiary. The income and fair value approaches used in the determination of grant date fair value of profits interests and phantom incentive units are consistent with those described under Goodwill above. These valuation techniques utilize appropriate discount rates as well as relevant investment management industry market multiples.

Non-controlling interests

Non-controlling interests redeemable at fair value are recorded in temporary equity at estimated redemption value and consist of certain vested profit interests held by employees of our majority-owned subsidiaries that were granted under the subsidiaries’ long-term equity incentive plans and interests in our consolidated sponsored funds.

Vested profit interests are subject to holder put rights. We estimate the redemption value of vested profits interest using the approach described under Stock-based compensation above. Future changes in the estimated redemption value of vested profit interests are recognized as increases or decreases to additional paid-in capital. Reported balances attributable to vested profit interests are periodically increased by vesting activity of previously granted unvested interests (recorded in non-redeemable non-controlling interests in permanent equity) and decreased by payments to purchase these interests.

Investors in consolidated sponsored funds may request withdrawals at any time. We measure the redemption value of non-controlling interests in our consolidated sponsored funds utilizing published net asset values. Reported balances attributable to consolidated sponsored funds change over time to reflect periodic consolidation and deconsolidation activity attributable to the application of our consolidation accounting policy described under Consolidation of variable interest entities (VIEs) above.

Accounting Developments

See Note 1, Summary of Significant Accounting Policies – Adoption of new accounting standards, and Note 2, New Accounting Standards Not Yet Adopted, in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

In the normal course of business, our financial position is subject to different types of risk, including market risk, which is the possibility of loss due to adverse changes in equity and bond prices, interest rates, credit events or currency exchange rates. Management is responsible for identifying, assessing and managing market and other risks.

In evaluating market risk, it is important to note that most of our revenue is based on the market value of assets under management. Declines of financial market values adversely affect our revenue and net income.

Investments

Our primary direct exposure to equity price risk arises from investments in equity securities held by consolidated sponsored funds, through separately managed accounts and through investments in non-consolidated sponsored funds. Equity price risk as it relates to these investments represents the potential future loss of value that would result from a decline in the fair values of the fund shares or underlying equity securities.

The following is a summary of the effect that a 10 percent increase or decrease in equity prices would have on our investments that are subject to equity pricing fluctuations at October 31, 2019:

(in thousands)	Carrying Value	Carrying Value Assuming a 10% Increase	Carrying Value Assuming a 10% Decrease
Equity securities held at fair value:
Held by consolidated sponsored funds	$183,106	$201,417	$164,795
Held through separately managed accounts	21,236	23,360	19,112
Non-consolidated sponsored funds and other	10,329	11,362	9,296
Total	$214,671	$236,139	$193,203

At October 31, 2019, we were exposed to interest rate risk and credit risk as a result of approximately $684.2 million in debt instruments held by consolidated sponsored funds, through separately managed accounts and through investments in non-consolidated sponsored funds. Management considered the impact a hypothetical 100 basis point change in interest rates would have on the carrying amount of our investments.

The following is a summary of the effect that a 100 basis point increase or decrease in interest rates would have on our investments that are subject to interest rate fluctuations at October 31, 2019:

(in thousands)	Carrying Value	Carrying Value Assuming a 100 BP Increase	Carrying Value Assuming a 100 BP Decrease
Debt securities held at fair value:
Held by consolidated sponsored funds	$330,966	$334,276	$327,656
Held through separately managed accounts	55,426	55,980	54,872
Short-term debt securities	297,845	300,823	294,867
Total	$684,237	$691,079	$677,395

Direct exposure to credit risk arises from our interests in non-consolidated CLO entities that are included in investments in our Consolidated Balance Sheets, as well as our interests in consolidated CLO entities that are eliminated in consolidation. Our CLO entity investments entitle us only to a residual interest in the CLO entity, making these investments highly sensitive to the default and recovery experiences of the underlying instruments held by the CLO entity. Our CLO investments are subject to an impairment loss in the event that the cash flows generated by the collateral securities are not sufficient to allow equity holders to recover their investments. If there is deterioration in the credit quality of collateral and reference securities and a corresponding increase in defaults, CLO entity cash flows may be adversely affected and we may be unable to recover our investment. We had total value at risk of $114.2 million relating to such entities, including investments in non-consolidated CLO entities of $1.4 million and investments in consolidated CLO entities of $112.8 million, as of October 31, 2019.

Derivatives Financial Instruments

We have a corporate hedging program in place to hedge currency risk, interest rate risk and market price exposures on certain of our investments in consolidated sponsored funds, separately managed accounts and non-consolidated sponsored funds. As part of this program, we enter into forwards, futures and swap contracts to hedge certain exposures held within these portfolios. The contracts negotiated are short term in nature. We do not enter into derivative instruments for speculative purposes.

The following is a summary of the estimated effect that a 10 percent adverse change in market prices would have on the forwards, futures and swap contracts of our corporate hedging program as of October 31, 2019:

(in thousands)	Notional Value	Decrease in Fair Value Assuming a 10% Adverse Change
Stock index futures contracts	$108,324	$123
Total return swap contracts	84,000	28
Interest rate swap contracts	24,355	17
Credit default swap contracts	8,000	36
Foreign exchange contracts	56,395	56
Commodity futures contracts	15,243	1
Currency futures contracts	24,004	2
Interest rate futures contracts	22,292	12
Total	$342,613	$275

We are required to maintain cash collateral for margin accounts to support certain derivative positions, which are classified as restricted cash and included as a component of other assets on our Consolidated Balance Sheets. At October 31, 2019, cash collateral included in other assets on our Consolidated Balance Sheet totaled $7.5 million.

Foreign Exchange Sensitivity

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

Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements and Supplementary Data

For the Fiscal Years Ended October 31, 2019, 2018 and 2017

Contents	Page Number Reference

Consolidated Financial Statements of Eaton Vance Corp.:
Consolidated Statements of Income for each of the three years in the period ended October 31, 2019	68
Consolidated Statements of Comprehensive Income for each of the three years in the period ended October 31, 2019	69
Consolidated Balance Sheets as of October 31, 2019 and 2018	70
Consolidated Statements of Shareholders’ Equity for each of the three years in the period ended October 31, 2019	71
Consolidated Statements of Cash Flows for each of the three years in the period ended October 31, 2019	74
Notes to Consolidated Financial Statements	76
Report of Independent Registered Public Accounting Firm	133

All schedules have been omitted because they are not required, are not applicable or the information is otherwise shown in the consolidated financial statements or notes thereto.

Consolidated Statements of Income

	Years Ended October 31,
(in thousands, except per share data)	2019	2018	2017
Revenue:
Management fees	$1,463,943	$1,459,186	$1,309,020
Distribution and underwriter fees	85,612	97,371	95,553
Service fees	123,073	122,231	117,520
Other revenue	10,624	13,634	10,018
Total revenue	1,683,252	1,692,422	1,532,111
Expenses:
Compensation and related costs	626,513	604,631	553,952
Distribution expense	150,239	165,033	156,912
Service fee expense	107,762	106,831	105,448
Amortization of deferred sales commissions	22,593	18,394	16,239
Fund-related expenses	40,357	37,602	35,128
Other expenses	214,917	204,729	181,674
Total expenses	1,162,381	1,137,220	1,049,353
Operating income	520,871	555,202	482,758
Non-operating income (expense):
Gains and other investment income, net	51,040	10,066	19,303
Interest expense	(23,795)	(23,629)	(27,496)
Loss on extinguishment of debt	-	-	(5,396)
Other income (expense) of consolidated collateralized
loan obligation (CLO) entities:
Gains and other investment income, net	70,272	16,882	-
Interest and other expense	(59,350)	(15,286)	-
Total non-operating income (expense)	38,167	(11,967)	(13,589)
Income before income taxes and equity in net income of affiliates	559,038	543,235	469,169
Income taxes	(135,252)	(156,703)	(173,666)
Equity in net income of affiliates, net of tax	9,090	11,373	10,870
Net income	432,876	397,905	306,373
Net income attributable to non-controlling and other beneficial interests	(32,841)	(15,967)	(24,242)
Net income attributable to Eaton Vance Corp. shareholders	$400,035	$381,938	$282,131
Earnings per share:
Basic	$3.63	$3.33	$2.54
Diluted	$3.50	$3.11	$2.42
Weighted average shares outstanding:
Basic	110,064	114,745	110,918
Diluted	114,388	122,932	116,418

See notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income

	Years Ended October 31,
(in thousands)	2019	2018	2017

Net income	$432,876	$397,905	$306,373
Other comprehensive income (loss):
Unrealized loss on cash flow hedges, net of tax	-	-	(413)
Amortization of net gains (losses) on cash flow hedges, net of tax	(100)	(101)	27
Unrealized gains (losses) on available-for-sale investments, net of tax	-	(414)	1,185
Foreign currency translation adjustments	(1,322)	(5,192)	9,310
Other comprehensive income (loss), net of tax	(1,422)	(5,707)	10,109

Total comprehensive income	431,454	392,198	316,482
Comprehensive income attributable to non-controlling and other
beneficial interests	(32,841)	(15,967)	(24,242)
Total comprehensive income attributable to Eaton Vance Corp. shareholders	$398,613	$376,231	$292,240
See notes to Consolidated Financial Statements.

Consolidated Balance Sheets

	October 31,
(in thousands, except share data)	2019	2018

Assets

Cash and cash equivalents	$557,668	$600,696
Management fees and other receivables	237,864	236,736
Investments	1,060,739	1,078,627
Assets of consolidated CLO entities:
Cash	48,704	216,598
Bank loans and other investments	1,704,270	874,304
Other assets	28,039	4,464
Deferred sales commissions	55,211	48,629
Deferred income taxes	62,661	45,826
Equipment and leasehold improvements, net	72,798	52,428
Intangible assets, net	75,907	80,885
Goodwill	259,681	259,681
Loan to affiliate	5,000	5,000
Other assets	85,087	95,454
Total assets	$4,253,629	$3,599,328

Liabilities, Temporary Equity and Permanent Equity
Liabilities:
Accrued compensation	$240,722	$233,836
Accounts payable and accrued expenses	89,984	91,410
Dividend payable	55,177	51,731
Debt	620,513	619,678
Liabilities of consolidated CLO entities:
Senior and subordinated note obligations	1,617,095	873,008
Other liabilities	51,122	154,185
Other liabilities	108,982	131,952
Total liabilities	2,783,595	2,155,800
Commitments and contingencies (Note 20)	nil	nil
Temporary Equity:
Redeemable non-controlling interests	285,915	335,097
Total temporary equity	285,915	335,097
Permanent Equity:
Voting Common Stock, par value $ 0.00390625 per share:
Authorized, 1,280,000 shares
Issued and outstanding, 422,935 and 422,935 shares, respectively	2	2
Non-Voting Common Stock, par value $0.00390625 per share:
Authorized, 190,720,000 shares
Issued and outstanding, 113,143,567 and 116,527,845 shares, respectively	442	455
Additional paid-in capital	-	17,514
Notes receivable from stock option exercises	(8,447)	(8,057)
Accumulated other comprehensive loss	(58,317)	(53,181)
Retained earnings	1,250,439	1,150,698
Total Eaton Vance Corp. shareholders' equity	1,184,119	1,107,431
Non-redeemable non-controlling interests	-	1,000
Total permanent equity	1,184,119	1,108,431
Total liabilities, temporary equity and permanent equity	$4,253,629	$3,599,328

See notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity

		Permanent Equity								Temporary Equity
(in thousands)	Voting and Non-Voting Common Shares	Voting Common Stock	Non-Voting Common Stock	Additional Paid-In Capital	Notes Receivable from Stock Option Exercises	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-Redeemable Non- Controlling Interests	Total Permanent Equity	Redeemable Non-Controlling Interests
Balance, November 1, 2016	113,988	$2	$444	$-	$(12,074)	$(57,583)	$773,000	$786	$704,575	$109,028
Net income	-	-	-	-	-	-	282,131	4,079	286,210	20,163
Other comprehensive income (loss), net of tax	-	-	-	-	-	10,109	-	-	10,109	-
Dividends declared ($1.150 per share)	-	-	-	-	-	-	(133,896)	-	(133,896)	-
Issuance of Non-Voting Common Stock:
On exercise of stock options	5,599	-	22	207,471	(3,538)	-	-	-	203,955	-
Under employee stock purchase plans	95	-	-	2,976	-	-	-	-	2,976	-
Under employee stock purchase incentive plan	108	-	-	3,997	-	-	-	-	3,997	-
Under restricted stock plan, net of forfeitures	1,625	-	6	-	-	-	-	-	6	-
Stock-based compensation	-	-	-	79,525	-	-	-	-	79,525	-
Tax benefit of stock option exercises and vesting of
restricted stock awards	-	-	-	3,165	-	-	-	-	3,165	-
Tax benefit (expense) associated with
non-controlling interests	-	-	-	8,454	-	-	-	-	8,454	-
Repurchase of Non-Voting Common Stock	(2,894)	-	(11)	(126,188)	-	-	-	-	(126,199)	-
Principal repayments on notes receivable
from stock option exercises	-	-	-	-	4,500	-	-	-	4,500	-
Net subscriptions (redemptions/distributions) of
non-controlling interest holders	-	-	-	-	-	-	-	(3,937)	(3,937)	191,822
Net consolidations (deconsolidations) of
sponsored investment funds	-	-	-	-	-	-	-	-	-	(81,382)
Reclass to temporary equity	-	-	-	-	-	-	-	(64)	(64)	64
Purchase of non-controlling interests	-	-	-	-	-	-	-	-	-	(19,988)
Changes in redemption value of non-controlling
interests redeemable at fair value	-	-	-	(31,116)	-	-	-	-	(31,116)	31,116
Balance October 31, 2017	118,521	$2	$461	$148,284	$(11,112)	$(47,474)	$921,235	$864	$1,012,260	$250,823

See notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity (continued)

		Permanent Equity								Temporary Equity
(in thousands)	Voting and Non-Voting Common Shares	Voting Common Stock	Non-Voting Common Stock	Additional Paid-In Capital	Notes Receivable from Stock Option Exercises	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-Redeemable Non- Controlling Interests	Total Permanent Equity	Redeemable Non-Controlling Interests
Balance, November 1, 2017	118,521	$2	$461	$148,284	$(11,112)	$(47,474)	$921,235	$864	$1,012,260	$250,823
Cumulative effect adjustment upon adoption of new
accounting standard (ASU 2016-09)	-	-	-	675	-	-	(523)	-	152	-
Net income	-	-	-	-	-	-	381,938	3,049	384,987	12,918
Other comprehensive income (loss), net of tax	-	-	-	-	-	(5,707)	-	-	(5,707)	-
Dividends declared ($1.280 per share)	-	-	-	-	-	-	(151,952)	-	(151,952)	-
Issuance of Non-Voting Common Stock:
On exercise of stock options	2,526	-	11	70,156	(1,770)	-	-	-	68,397	-
Under employee stock purchase plans	76	-	-	3,168	-	-	-	-	3,168	-
Under employee stock purchase incentive plan	104	-	-	4,877	-	-	-	-	4,877	-
Under restricted stock plan, net of forfeitures	1,308	-	5	-	-	-	-	-	5	-
Stock-based compensation	-	-	-	87,047	-	-	-	-	87,047	-
Tax benefit (expense) associated with
non-controlling interest	-	-	-	5,649	-	-	-	-	5,649	-
Repurchase of Voting Common Stock	(20)	-	-	(171)	-	-	-	-	(171)	-
Repurchase of Non-Voting Common Stock	(5,564)	-	(22)	(286,664)	-	-	-	-	(286,686)	-
Principal repayments on notes receivable
from stock option exercises	-	-	-	-	4,825	-	-	-	4,825	-
Net subscriptions (redemptions/distributions) of
non-controlling interest holders	-	-	-	-	-	-	-	(2,947)	(2,947)	103,775
Net consolidations (deconsolidations) of
sponsored investment funds	-	-	-	-	-	-	-	-	-	(25,320)
Reclass to temporary equity	-	-	-	-	-	-	-	34	34	(34)
Purchase of non-controlling interests	-	-	-	-	-	-	-	-	-	(22,572)
Changes in redemption value of non-controlling
interests redeemable at fair value	-	-	-	(15,507)	-	-	-	-	(15,507)	15,507
Balance, October 31, 2018	116,951	$2	$455	$17,514	$(8,057)	$(53,181)	$1,150,698	$1,000	$1,108,431	$335,097

See notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity (continued)

		Permanent Equity								Temporary Equity
(in thousands)	Voting and Non-Voting Common Shares	Voting Common Stock	Non-Voting Common Stock	Additional Paid-In Capital	Notes Receivable from Stock Option Exercises	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-Redeemable Non- Controlling Interests	Total Permanent Equity	Redeemable Non-Controlling Interests
Balance, November 1, 2018	116,951	$2	$455	$17,514	$(8,057)	$(53,181)	$1,150,698	$1,000	$1,108,431	$335,097
Cumulative effect adjustment upon adoption of new
accounting standard (ASU 2016-01)	-	-	-	-	-	(3,714)	3,714	-	-	-
Net income	-	-	-	-	-	-	400,035	1,812	401,847	31,029
Other comprehensive income (loss), net of tax	-	-	-	-	-	(1,422)	-	-	(1,422)	-
Dividends declared ($1.425 per share)	-	-	-	-	-	-	(162,592)	-	(162,592)	-
Issuance of Non-Voting Common Stock:
On exercise of stock options	1,570	-	6	45,023	(1,573)	-	-	-	43,456	-
Under employee stock purchase plans	82	-	-	3,197	-	-	-	-	3,197	-
Under employee stock purchase incentive plan	126	-	-	4,594	-	-	-	-	4,594	-
Under restricted stock plan, net of forfeitures	2,247	-	9	-	-	-	-	-	9	-
Stock-based compensation	-	-	-	90,998	-	-	-	-	90,998	-
Tax benefit (expense) associated with
non-controlling interest	-	-	-	21,944	-	-	-	-	21,944	-
Repurchase of Non-Voting Common Stock	(7,409)	-	(28)	(158,490)	-	-	(141,416)	-	(299,934)	-
Principal repayments on notes receivable
from stock option exercises	-	-	-	-	1,183	-	-	-	1,183	-
Net subscriptions (redemptions/distributions) of
non-controlling interest holders	-	-	-	-	-	-	-	(2,190)	(2,190)	48,233
Net consolidations (deconsolidations) of
sponsored investment funds	-	-	-	-	-	-	-	-	-	(67,989)
Reclass to temporary equity	-	-	-	-	-	-	-	(622)	(622)	622
Purchase of non-controlling interests	-	-	-	-	-	-	-	-	-	(85,857)
Changes in redemption value of non-controlling
interests redeemable at fair value	-	-	-	(24,780)	-	-	-	-	(24,780)	24,780
Balance, October 31, 2019	113,567	$2	$442	$-	$(8,447)	$(58,317)	$1,250,439	$-	$1,184,119	$285,915

See notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

	Years Ended October 31,
(in thousands)	2019	2018	2017

Cash Flows From Operating Activities:
Net income	$432,876	$397,905	$306,373
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	23,706	25,013	19,132
Unamortized loss on derivative instrument	-	-	(684)
Amortization of deferred sales commissions	22,592	18,394	16,231
Stock-based compensation	90,998	87,047	79,525
Deferred income taxes	4,503	25,246	14,345
Net (gains) losses on investments and derivatives	(8,255)	17,796	1,900
Loss on expiration of Hexavest option	-	6,523	-
Equity in net income of affiliates, net of tax	(9,090)	(11,373)	(10,870)
Dividends received from affiliates	10,927	12,243	11,447
Loss on extinguishment of debt	-	-	5,396
Consolidated CLO entities’ operating activities:
Net (gains) losses on bank loans, other investments and note
obligations	4,240	(1,999)	-
Amortization of bank loan investments	(1,447)	(248)	-
(Increase) decrease in other assets, net of other liabilities	12,680	(150)	-
Increase in cash due to initial consolidation	19,009	51,278	-
Changes in operating assets and liabilities:
Management fees and other receivables	(1,052)	(36,427)	(14,167)
Short-term debt securities	(24,663)	(59,551)	(126,996)
Investments held by consolidated sponsored funds and separately
managed accounts	(28,492)	(181,797)	(253,748)
Deferred sales commissions	(29,169)	(30,598)	(25,577)
Other assets	(1,459)	(1,960)	(11,250)
Accrued compensation	6,674	26,806	33,489
Accounts payable and accrued expenses	(4,924)	10,287	7,330
Other liabilities	(7,836)	5,286	44,032
Net cash provided by operating activities	511,818	359,721	95,908
Cash Flows From Investing Activities:
Additions to equipment and leasehold improvements	(34,897)	(18,747)	(12,698)
Net cash paid in acquisitions	-	-	(63,605)
Proceeds from sale of investments	14,067	24,486	16,502
Purchase of investments	(3,514)	(7,022)	(276)
Proceeds from sale of investments in CLO entity note obligations	-	76,563	-
Purchase of investments in CLO entity note obligations	(54,352)	(147,322)	-
Consolidated CLO entities’ investing activities:
Proceeds from sales of bank loans and other investments	501,356	154,871	-
Purchase of bank loans and other investments	(1,098,530)	(407,883)	(31,348)
Net cash used for investing activities	(675,870)	(325,054)	(91,425)

See notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows (continued)
	Years Ended October 31,
(in thousands)	2019	2018	2017
Cash Flows From Financing Activities:
Purchase of additional non-controlling interest	(91,617)	(20,818)	(9,820)
Line of credit issuance costs	(930)	-	-
Debt issuance costs	-	-	(2,761)
Proceeds from issuance of debt	-	-	298,896
Repayment of debt	-	-	(250,000)
Loss on extinguishment of debt	-	-	(5,396)
Proceeds from issuance of Non-Voting Common Stock	51,256	76,447	210,934
Repurchase of Voting Common Stock	-	(171)	-
Repurchase of Non-Voting Common Stock	(299,400)	(273,550)	(126,199)
Principal repayments on notes receivable from stock option exercises	1,183	4,825	4,500
Dividends paid	(159,123)	(144,855)	(125,785)
Net subscriptions received from (redemptions/distributions paid to)
non-controlling interest holders	44,508	100,360	188,463
Consolidated CLO entities’ financing activities:
Proceeds from line of credit	197,915	245,898	12,598
Repayment of line of credit	(197,915)	(258,496)	-
Issuance of senior and subordinated note obligations	794,767	1,320,397	-
Principal repayments of senior and subordinated note obligations	(389,000)	(865,624)	-
Net cash provided by (used for) financing activities	(48,356)	184,413	195,430
Effect of currency rate changes on cash and cash equivalents	(322)	(2,868)	2,701
Net increase (decrease) in cash, cash equivalents and restricted cash	(212,730)	216,212	202,614
Cash, cash equivalents and restricted cash, beginning of year	866,075	649,863	447,249
Cash, cash equivalents and restricted cash, end of year	$653,345	$866,075	$649,863
Supplemental Cash and Restricted Cash Flow Information:
Cash paid for interest	$22,695	$22,660	$25,535
Cash paid for interest upon repayment of debt	-	-	1,354
Cash paid for interest by consolidated CLO entities	38,140	10,681	-
Cash paid for income taxes, net of refunds	125,054	135,105	143,948
Supplemental Schedule of Non-Cash Investing and Financing Transactions:
Increase in equipment and leasehold improvements due
to non-cash additions	$4,341	$1,336	$863
Exercise of stock options through issuance of notes receivable	1,573	1,770	3,538
Non-Voting Common Stock repurchases recorded in accounts
payable and accrued expenses	13,670	13,136	-
Non-controlling interest call option exercise recorded in other
liabilities	8,372	14,133	12,379
Increase (decrease) in non-controlling interest due to net
consolidations (deconsolidation) of sponsored investment funds	(67,989)	(25,320)	129,587
Decrease in bank loans and other investments of consolidated
CLO entities due to unsettled sales	(24,193)	-	-
Increase in bank loans and other investments of consolidated
CLO entities due to unsettled purchases	33,985	149,617	-
Initial Consolidation of CLO Entities:
Increase in bank loans and other investments	$410,853	$814,122	$-
Increase in senior loan obligations	391,080	843,089	-
Deconsolidation of CLO Entities:
Decrease in bank loans and other investments	$-	$(379,676)	$-
Decrease in senior and subordinated loan obligations	-	(378,742)	-

See notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

1.Summary of Significant Accounting Policies

Business and organization

Eaton Vance Corp. and its subsidiaries (Company) manage investment funds and provide investment management and advisory services to high-net-worth individuals and institutions in the United States, Europe, the Asia Pacific region and certain other international markets. The Company distributes its funds and individual managed accounts principally through financial intermediaries. The Company also commits significant resources to serving institutional and high-net-worth clients who access investment management services on a direct basis and through investment consultants.

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

The adoption of this guidance did not result in any significant changes to the timing of recognition and measurement of revenue or recognition of costs incurred to obtain and fulfill revenue contracts; however, the presentation of certain revenue and expense balances was affected. Notably, fund subsidies of $26.9 million and $13.9 million previously included as a component of fund-related expenses in the Consolidated Statements of Income for the years ended October 31, 2018 and 2017, respectively, are now presented as a contra-revenue component of management fees. Separately, in applying the revised principal-versus-agent guidance to the Company’s various distribution contracts for certain classes of shares in sponsored funds with a front-end load commission pricing structure, the entire front-end load commission (including both the underwriting commission retained by the Company and the sales charge paid to the selling broker-dealer) is now presented on a gross basis (i.e., included within distribution and underwriting fee revenue) and the sales charge paid to the selling broker-dealer is now presented within distribution expense in the Consolidated Statements of Income. Prior to the adoption of ASU 2014-09, only the underwriting commission retained by the Company was presented within distribution and underwriting fee revenue as the sales charge paid to the selling broker-dealer was recorded net. As a result of adopting ASU 2014-09, distribution and underwriter fees and distribution expense each increased by approximately $17.1 million and $17.0 million for the years ended October 31, 2018 and 2017, respectively. Lastly, contingent deferred sales charges received, which were previously recorded as a reduction of deferred sales commission assets, are now recorded as revenue within the distribution and underwriting fees line item in the Consolidated Statements of Income.

The following tables present the effect of the changes in presentation made to prior periods which are attributable to the retrospective adoption of ASU 2014-09:

	October 31, 2018
(in thousands)	As Previously Reported	Reclassification	As Restated
Revenue:
Management fees	$1,481,896	$(22,710)	$1,459,186
Distribution and underwriter fees	80,478	16,893	97,371
Service fees	123,500	(1,269)	122,231
Other revenue	16,375	(2,741)	13,634
Total revenue	1,702,249	(9,827)	1,692,422
Expenses:
Compensation and related costs	604,631	-	604,631
Distribution expense	141,418	23,615	165,033
Service fee expense	113,337	(6,506)	106,831
Amortization of deferred sales
commissions	18,394	-	18,394
Fund-related expenses	64,538	(26,936)	37,602
Other expenses	204,729	-	204,729
Total expenses	1,147,047	(9,827)	1,137,220
Operating income	$555,202	$-	$555,202

	October 31, 2017
(in thousands)	As Previously Reported	Reclassification	As Restated
Revenue:
Management fees	$1,318,141	$(9,121)	$1,309,020
Distribution and underwriter fees	78,776	16,777	95,553
Service fees	119,962	(2,442)	117,520
Other revenue	12,131	(2,113)	10,018
Total revenue	1,529,010	3,101	1,532,111
Expenses:
Compensation and related costs	553,952	-	553,952
Distribution expense	132,873	24,039	156,912
Service fee expense	112,519	(7,071)	105,448
Amortization of deferred sales
commissions	16,239	-	16,239
Fund-related expenses	48,995	(13,867)	35,128
Other expenses	181,674	-	181,674
Total expenses	1,046,252	3,101	1,049,353
Operating income	$482,758	$-	$482,758

Financial instruments – recognition and measurement

This guidance requires substantially all equity investments in unconsolidated entities (other than those accounted for under the equity method of accounting) with a readily determinable fair value to be measured at fair value, with changes in fair value recognized in net income. The guidance effectively eliminates the ability, at acquisition, to classify an equity investment as available-for-sale with holding gains and losses presented in other comprehensive income until realized. The Company adopted this provision of the new ASU using a modified retrospective approach.

The Company held $10.3 million of available-for-sale equity investments in unconsolidated sponsored funds at October 31, 2018. Upon adoption, the Company recognized a $3.7 million cumulative effect adjustment (increase), net of related income tax effects, to reclassify unrealized holding gains attributable to these investments previously recognized in accumulated other comprehensive income (loss) to retained earnings. Prior period investments in unconsolidated sponsored mutual funds and private funds previously classified as trading and available-for-sale are now referred to as “equity securities” within the notes to the financial statements; the prior-period treatment of gains or losses arising from changes in the fair value of these investments did not change.

The guidance also provides for an election to measure certain investments without a readily determinable fair value at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the same or similar instrument of the same issuer (cost method). The Company adopted this provision of the ASU using a prospective approach.

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

Statement of cash flows – restricted cash

This standard requires the inclusion of restricted cash and restricted cash equivalents (restricted cash) with cash and cash equivalents when reconciling the beginning and ending amounts on the Consolidated Statement of Cash Flows. The Company adopted this new guidance using a retrospective approach. Accordingly, previously reported net changes in restricted cash balances, which totaled $174.8 million and $16.2 million for the years ended October 31, 2018 and 2017, respectively, are no longer presented as a component of the Company’s net cash provided by operating activities for those periods. Conversely, an increase in cash due to initial consolidation was added as a separate component of net cash provided by operating activities for the years ended October 31, 2018 and 2017 to reflect the restricted cash balance of a CLO entity initially consolidated during that period. A reconciliation of cash, cash equivalents and restricted cash for all balance sheet periods presented is included in Note 3.

In addition to the standards described above, the Company also early-adopted the portion of ASU 2018-13, Fair Value Measurement: Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, related to the removal of certain fair value disclosure requirements. The fair value disclosures required to be added under this new guidance will be effective for the fiscal year that begins on November 1, 2020.

Where applicable, the Company’s significant accounting policies provided below have been updated to reflect the adoption of these new accounting standards as of November 1, 2018.

Principles of consolidation

The Consolidated Financial Statements include the accounts of the Company and its controlled affiliates. All legal entities are evaluated for consolidation under two primary consolidation models; namely, the voting interest entity model and the variable interest entity (VIE) model. Both consolidation models require the Company to consolidate a legal entity when it has a controlling financial interest in that entity. The Company recognizes non-controlling interests (held by third parties) in consolidated entities in which the Company’s ownership is less than 100 percent. All intercompany accounts and transactions have been eliminated in consolidation.

Under the voting interest entity model, the Company consolidates any voting interest entity in which the Company is considered to have a controlling financial interest, which is typically when the Company’s voting ownership exceeds 50 percent or where the Company otherwise has the power to govern the financial and operating policies of the entity. Voting interest entities primarily include wholly- and majority-owned affiliates through which the Company conducts its business.

The Company evaluates any VIEs in which the Company has a variable interest for consolidation. A VIE is an entity in which either: (a) the equity investment at risk is not sufficient to permit the entity to finance its own activities without additional financial support; or (b) where, as a group, the holders of the equity investment at risk do not possess: (1) the power through voting or similar rights to direct the activities that most significantly affect the entity’s economic performance, (2) the obligation to absorb expected losses or the right to receive expected residual returns of the entity or (3) proportionate voting and economic interests (in instances in which substantially all of the entity’s activities either involve or are conducted on behalf of one or more investors with disproportionately fewer voting rights). If an entity has any of these characteristics, it is considered a VIE and is required to be consolidated by its primary beneficiary.

The Company is deemed to be the primary beneficiary of a VIE when it has a variable interest that provides it with both (1) the power to direct the activities that most significantly affect the VIE’s economic performance and (2) the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE. VIEs consolidated by the Company primarily include certain open‐end registered investment companies that it sponsors (sponsored funds) and collateralized loan obligation (CLO) entities. Additional considerations relevant to the application of the VIE model to sponsored funds and CLO entities are discussed below.

The Company may consolidate one or more sponsored funds or CLO entities during a given reporting period. Due to the similarity of risks related to the Company’s involvement with each of these entities, and disclosures required under the VIE model, certain disclosures regarding these entities are aggregated.

Consolidation of sponsored funds

With limited exceptions, each of the Company’s sponsored funds is organized as a separately managed series of a series trust. Each series trust contains multiple funds that issue equity interests to shareholders. All assets of a fund within a series trust irrevocably belong to the shareholders of that fund and are subject to the liabilities of that fund; under no circumstances are the liabilities of one fund payable by another fund in the series trusts. The Company’s series trusts have no equity investment at risk; rather, all equity is issued at the individual fund level. However, decisions regarding the trustees of the series trust and certain key activities of funds within the series trust, such as appointment of each fund’s investment adviser, typically reside at the series trust level. As a result, shareholders of funds organized as series of a series trust lack the ability to control the key decision-making processes that most significantly affect the economic performance of the fund. Accordingly, the Company believes that each series trust is a VIE and each component fund within the series trust is a silo that should be evaluated for consolidation as a separate VIE. Having concluded that each silo is a VIE for accounting purposes, the primary beneficiary evaluation is focused on an analysis of economic interests in each silo.

The Company regularly seeds new sponsored funds and may hold a significant interest in the shares of a sponsored fund during the seed investment stage when the sponsored fund’s investment track record is being established. The Company has concluded that, to the extent that the Company’s interest in a sponsored fund is limited to: (1) market-based fees earned from the fund that are commensurate with the level of effort to provide the service; and (2) other interests that, in aggregate, would absorb an insignificant amount of variability in the fund, the Company’s asset management agreements would not be considered a variable interest that provides the Company with the power to direct the activities of the fund and therefore the Company would not be required to consolidate the fund. The Company has concluded that its fees earned from advisory agreements with sponsored funds in which the Company holds a significant (at least 10 percent) ownership interest in the fund do represent variable interests that, in combination with the ownership interest, convey both power and significant economic exposure (both characteristics of a controlling financial interest) to the Company, and therefore the Company would be deemed to be the primary beneficiary and required to consolidate the funds.

Upon consolidation, management fee revenue earned on, as well as the Company’s investments in, consolidated sponsored funds are eliminated. The Company retains the specialized accounting treatment of sponsored funds in consolidation whereby the underlying investments are carried at fair value, with corresponding changes in fair value reflected in gains (losses) and other investment income, net, in the

Company’s Consolidated Statements of Income. When the Company is no longer deemed to hold a controlling financial interest in a sponsored fund, the Company deconsolidates the sponsored fund and removes the related assets, liabilities and non-controlling interests from its balance sheet and the Company’s remaining equity investment is held at fair value. Because consolidated sponsored funds carry their assets and liabilities at fair value, there is no incremental gain or loss recognized upon deconsolidation.

Consolidation of CLO entities

In the normal course of business, the Company provides collateral management services to, and in certain cases invests in, sponsored CLO entities. The Company evaluates such CLO entities under the VIE model as the equity investment at risk is not sufficient to finance the activities of these entities, which are primarily financed through the issuance of senior debt obligations. The fees paid to the Company as collateral manager are not considered to be variable interests in sponsored CLO entities in cases where each of the following conditions are met: (1) the fees paid to the Company are commensurate with the level of effort required to provide the collateral management services, (2) the Company does not hold other interests in the CLO entity that individually, or in the aggregate, would absorb more than an insignificant amount (less than 10 percent) of the CLO entity’s expected losses or residual returns, and (3) the terms of the collateral management agreement between the Company and the CLO entity are consistent with the terms for similar services negotiated at arm’s length. Unless each of these criteria is met, the Company is deemed to have a variable interest in the sponsored CLO entity and would be required to consolidate the VIE if the Company is the primary beneficiary.

In assessing whether the Company is the primary beneficiary of a sponsored CLO entity, the Company considers its role as collateral manager and the significance of other interests in the CLO entity that are held by the Company. As collateral manager, the Company has the power to direct the activities that most significantly affect the economic performance of these entities. In cases where the Company holds at least 10 percent of the subordinated interests of a sponsored CLO entity, the Company is deemed to have the obligation to absorb losses of, or the right to receive benefits from, the CLO entity that could potentially be significant to the CLO entity. Accordingly, the Company deems itself to be the primary beneficiary of a CLO entity, and thus consolidates the entity, in cases where the Company both: (1) provides collateral management services to the CLO entity and (2) holds at least 10 percent of the subordinated interests of the CLO entity.

Upon consolidation, management fee revenue earned on, as well as the Company’s subordinated interests in, consolidated CLO entities are eliminated. The Company applies the measurement alternative to Accounting Standard Codification (ASC) 820 related to fair value measurement for collateralized financing entities upon initial consolidation and for the subsequent measurement of financial assets and liabilities of these entities. The measurement alternative requires reporting entities to use the more observable of the fair value of the financial assets or the fair value of the financial liabilities to measure both the financial assets and the financial liabilities of a collateralized financing entity. Any gain or loss resulting from the initial application of the measurement alternative is reflected in earnings attributable to the reporting entity. Subsequent to initial consolidation, the application of the measurement alternative requires the Company to recognize in earnings amounts that reflect the equivalent of its own economic interests in the CLO entity, which generally include both changes in fair value of any retained investment and management fees received as compensation for collateral management services. When the Company is no longer deemed to be the primary beneficiary of a CLO entity, the Company deconsolidates the CLO entity and removes the related assets and liabilities from its balance sheet. Because assets and liabilities of consolidated CLO entities in the securitization phase are carried at fair value pursuant to the measurement alternative to ASC 820 previously described, there is no incremental gain or loss recognized upon deconsolidation.

Segment information

Management has determined that the Company operates in one segment, namely as an investment adviser managing funds and separate accounts. The Company’s determination that it operates in one business segment is based primarily on the fact that the Company’s Chief Executive Officer reviews the Company’s financial performance at an aggregate level. All of the business services provided by the Company relate to investment management and are subject to similar regulatory frameworks. Investment management teams at the Company are generally not aligned with specific business lines or distribution channels; in many instances, the investment professionals who manage the Company’s sponsored funds are the same investment professionals who manage the Company’s separately managed accounts.

Cash and cash equivalents

Cash and cash equivalents consists principally of cash held in banks as well as cash equivalents that may consist of short-term, highly liquid investments in money market mutual funds, commercial paper, certificates of deposit and holdings of Treasury and government agency securities that are readily convertible to cash. Cash equivalents have remaining maturities of less than three months, as determined upon purchase by the Company, and are stated at fair value or amortized cost, which approximates fair value due to the short-term maturities of these investments. Cash deposits maintained at a financial institution may exceed the federally insured limit.

Restricted cash

Restricted cash includes cash collateral required for margin accounts established to support derivative positions and other segregated cash held to comply with certain regulatory requirements. Such derivatives are used to hedge certain of the Company’s investments in consolidated sponsored funds and separately managed accounts seeded for business development purposes (consolidated seed investments). Restricted cash also includes cash and cash equivalents held by consolidated sponsored funds and consolidated CLO entities, which are not available to the Company for its general operations.

Investments

Debt securities held at fair value

Debt securities held at fair value consist of certificates of deposit, commercial paper and corporate debt obligations with remaining maturities of three months to 12 months upon purchase by the Company, as well as investments in debt securities held in consolidated sponsored funds and separately managed accounts. Debt securities are measured at fair value with net realized and unrealized holding gains or losses, and interest and dividend income reflected as a component of gains (losses) and other investment income, net, on the Company’s Consolidated Statements of Income. The specific identified cost method is used to determine the realized gains or losses on all debt securities sold.

Equity securities held at fair value

Equity securities consist primarily of domestic and foreign equity securities held in consolidated sponsored funds and separately managed accounts and the Company’s investments in non-consolidated funds. Equity securities and investments in non-consolidated funds with readily determinable fair values are measured at fair value based on quoted market prices and published net asset values per share, respectively. Investments in non-consolidated funds without readily determinable fair values are measured at fair value based on the net asset value (or equivalent) of the fund shares held.

Equity investments without readily determinable fair values are measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the same or similar instruments of the same issuer (cost method). Investments held at cost are qualitatively evaluated for impairment each reporting period. If that qualitative assessment indicates that an investment held at cost is impaired, the fair value of the investment is estimated and an impairment loss is recognized equal to the difference between the estimated fair value of the investment and its carrying amount. If an equity security valued under the cost method subsequently has a readily determinable fair value or if the Company irrevocably elects to measure the equity security at fair value, the cost method is no longer applied to such security.

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

Investments in equity method investees

Investments in non-controlled affiliates in which the Company’s ownership ranges from 20 to 50 percent, or in which the Company is able to exercise significant influence, but not control, are accounted for under the equity method of accounting. Under the equity method of accounting, the Company’s share of the investee’s underlying net income or loss is recorded as equity in net income of affiliates, net of tax. Distributions received from investees reduce the Company’s investment balance and are classified as cash flows either from operating activities or investing activities in the Company’s Consolidated Statements of Cash Flows as determined using the cumulative earnings method. Investments in equity method investees are evaluated for impairment as events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If the carrying amounts of the assets exceed their respective fair values, additional impairment tests are performed to measure the amounts of the impairment losses, if any.

Fair value measurements

The accounting standards for fair value measurement provide a framework for measuring fair value and require disclosures of how fair value is determined. Fair value is defined as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date.

The accounting standards establish a fair value measurement hierarchy, which requires an entity to maximize the use of observable inputs where available. This fair value measurement hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.

The Company utilizes third-party pricing services to value investments in various asset classes, including interests in senior floating-rate loans and other debt obligations, derivatives and certain foreign equity securities, as further discussed below. Valuations provided by the pricing services are subject to exception reporting that identifies securities with significant movements in valuation, as well as investments with no movements in valuation. These exceptions are reviewed by the Company on a daily basis. The Company compares the price of trades executed by the Company to the valuations provided by the third-party pricing services to identify and research significant variances. The Company periodically compares the pricing service valuations to valuations provided by a secondary independent source when available. Market data provided by the pricing services and other market participants, such as the Loan Syndication and Trading Association (LSTA) trade study, is reviewed by the Company to assess the reliability of the provided data. The Company’s Valuation Committee reviews the general assumptions underlying the methodologies used by the pricing services to value various asset classes at least annually. Throughout the year, members of the Company’s Valuation Committee or its designees meet with pricing service providers to discuss any significant changes to the service providers’ valuation methodologies or operational processes.

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

Level 1Unadjusted quoted market prices in active markets for identical assets or liabilities at the reporting date.

Level 2Observable inputs other than Level 1 unadjusted quoted market prices, such as quoted market prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities that are not active, and inputs other than quoted prices that are observable or corroborated by observable market data.

Level 3Unobservable inputs that are supported by little or no market activity.

Derivative financial instruments

The Company may utilize derivative financial instruments to hedge market, interest rate, commodity and currency risks associated with its investments in separate accounts and certain consolidated sponsored funds seeded for business development purposes, exposures to fluctuations in foreign currency exchange rates associated with investments denominated in foreign currencies and interest rate risk inherent in debt offerings. In addition, certain consolidated funds may enter into derivative financial instruments within their portfolios to achieve stated investment objectives. The Company does not use derivative financial instruments for speculative purposes.

The Company records all derivative financial instruments as either assets or liabilities on its Consolidated Balance Sheets and measures these instruments at fair value. Derivative transactions are presented on a gross basis in the Company’s Consolidated Balance Sheets. Changes in the fair value of derivative financial instruments that are not designated in a hedge relationship are recognized in earnings in the current period.

Deferred sales commissions

Sales commissions paid to broker‐dealers in connection with the sale of certain classes of shares of sponsored open-end and private funds are deferred and amortized over their expected useful life, which does not exceed five years from purchase. The useful life reflects the period during which the Company expects to recover such sales commissions, taking into consideration the period during which redemptions by the purchasing shareholder are subject to a contingent deferred sales charge or distribution fees apply to the purchased fund shares.

The Company evaluates the carrying value of its deferred sales commission assets for impairment on a quarterly basis. In its impairment analysis, the Company compares the carrying value of a deferred sales commission asset to the undiscounted cash flows expected to be generated by the asset in the form of distribution fees over its remaining useful life to determine whether impairment has occurred. If the carrying value of the asset exceeds the undiscounted cash flows, the asset is written down to fair value based on discounted cash flows. Impairment adjustments are recognized in operating income as a component of amortization of deferred sales commissions.

Income taxes

Deferred income taxes reflect the expected future tax consequences of temporary differences between the carrying amounts and tax bases of the Company’s assets and liabilities measured using rates expected to be in effect when such differences reverse. To the extent that deferred tax assets are considered more likely than not to be unrealizable, valuation allowances are provided. Adjustments to deferred taxes resulting from changes in tax law are recorded as an expense or benefit in the period enacted.

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

Revenue recognition

The Company earns revenue primarily by providing asset management services, distribution and underwriter services, and shareholder services to funds and separately managed accounts. Revenue is recognized for each distinct performance obligation identified in contracts with customers when the performance obligation has been satisfied by providing services to the customer either over time or at a point in time (which is when the customer obtains control of the service). Revenue recognized is the amount of variable or fixed consideration allocated to the satisfied performance obligation that the Company expects to be entitled to for providing such services to the customer (transaction price). Variable consideration is included in the transaction price only when it is probable that a significant reversal of such revenue will not occur or when the uncertainty associated with the variable consideration (constraint) is subsequently resolved. The majority of the fees earned by providing asset management, distribution and shareholder services represent variable consideration, as the fee is largely dependent on the value and composition of the associated assets under management. The value of assets under management-fluctuates with changes in the market prices of securities held.

The timing of when the Company bills its customers and related payment terms vary in accordance with the agreed-upon contractual terms. Certain of the Company’s customers are billed after the service is performed, which results in the recording of accounts receivable and accrued revenue. Deferred revenue is recorded in instances where a client is billed in advance.

Management fees

The Company is entitled to receive management fees in exchange for asset management services provided to funds that it sponsors and separate accounts managed for individual and institutional clients. Management fees from funds sponsored by the Company are calculated principally as a percentage of average daily net assets, are earned daily upon completion of investment advisory and administrative service performance obligations, and are typically paid monthly from the assets of the fund. Management fees from separate accounts are calculated as a percentage of either beginning, average or ending monthly or quarterly net assets, are earned daily and are typically paid either monthly or quarterly from account assets. Performance fees received under certain fund and separate account management contracts are recognized into revenue when specified performance hurdles are met during the performance period.

The Company may contractually waive certain fees that it is otherwise entitled to receive for asset management services provided to funds that it sponsors. Separately, the Company may subsidize certain share classes of funds that it sponsors to ensure that operating expenses attributable to such share classes do not exceed a specified percentage. Fee waivers and fund subsidies are recognized as a reduction to management fee revenue.

Distribution and underwriter fees

The Company is entitled to receive distribution fees and underwriter commissions in exchange for distribution services provided to certain classes of shares of funds that it sponsors. Distribution services consist of distinct sales and marketing activities that are earned upon the sale of fund shares. Distribution fees for all share classes subject to these fees are calculated as a percentage of average daily net assets, and are typically paid monthly from the assets of the fund.

Underwriting commissions for all share classes subject to these fees are calculated as a percentage of the amount invested and are deducted from the amount invested by the purchasing fund shareholder. These commissions represent fixed consideration and are recognized as revenue when the fund shares are sold to the shareholder. Underwriter commissions are waived or reduced on purchases of shares that exceed specified minimum amounts.

Service fees

The Company is entitled to receive service fees in exchange for shareholder services provided to funds that it sponsors. Shareholder services consist of shareholder transaction processing and/or shareholder account maintenance services provided on a daily basis. Service fees are calculated as a percentage of average daily net assets under management, are earned daily upon completion of shareholder services and are typically paid monthly from the assets of the fund.

Principal versus agent

The Company has contractual arrangements with third parties involved in providing various services to funds that the Company sponsors, including sub-advisory, distribution and shareholder services. In instances where the Company has discretion to hire third-party service providers, the Company is generally deemed to control the services before transferring them to the fund, and accordingly presents associated revenues gross of the related third-party costs. Alternatively, where the Company does not control the service, revenue is recorded net of payments to third-party service providers.

The Company controls the right to asset management services performed by third-party sub-advisers; therefore management fee revenue of sub-advised funds is recorded on a gross basis. Fees paid to sub-advisers are recognized as an expense when incurred and are included in fund-related expenses in the Company’s Consolidated Statements of Income. The Company also controls the right to distribution and shareholder services performed by third-party financial intermediaries; therefore distribution and underwriter fees and service fees are also recorded on a gross basis. Fees paid to third parties for distribution and shareholder services are recognized as an expense when incurred and are included in distribution expense and service fee expense, respectively, in the Company’s Consolidated Statements of Income.

Leases

The Company leases office space under various leasing arrangements. As leases expire, they are normally renewed or replaced in the ordinary course of business. Most lease agreements contain renewal options, rent escalation clauses and/or other inducements provided by the landlord. Rent expense, including escalations and inducements, is recognized on a straight-line basis over the non-cancellable term of each lease, plus any periods the Company has access to and control over the leased space prior to the beginning of the non-cancellable lease term to construct leasehold improvements and any extension periods that appear to be reasonably assured at the inception of the lease. Deferred rent represents the difference between straight-line rent expense and scheduled rent payments and inducements.

Earnings per share

Basic earnings per share is calculated by dividing net income attributable to Eaton Vance Corp. shareholders by the weighted-average number of shares outstanding during the reporting period. Diluted earnings per share is calculated by dividing net income attributable to Eaton Vance Corp. shareholders by the weighted-average number of common shares outstanding during the period plus the dilutive effect of any potential common shares outstanding during the period as determined using the treasury stock method.

Stock-based compensation

The Company accounts for stock‐based compensation expense at fair value. Under the fair value method, stock‐based compensation expense for equity awards, which reflects the fair value of stock‐based awards measured at grant date, is recognized on a straight‐line basis over the relevant service period (generally five years) and is adjusted each period for forfeitures as they occur.

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

Comprehensive income

The Company reports all changes in comprehensive income in its Consolidated Statements of Comprehensive Income. Comprehensive income includes net income, unrealized gains and losses on certain derivatives designated as cash flow hedges, and related reclassification adjustments attributable to the amortization of net gains and losses on these derivatives and foreign currency translation adjustments, in each case net of tax. When the Company has established an indefinite reinvestment assertion for a foreign subsidiary, deferred income taxes are not provided on the related foreign currency translation.

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

2. New Accounting Standards Not Yet Adopted

Leases

In February 2016, the Financial Accounting Standards Board (FASB) issued new guidance for the accounting for leases, which requires a lessee to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Leases continue to be classified as either financing or operating, with classification affecting the recognition, measurement and presentation of expenses and cash flows arising from a lease. The new guidance is effective for the Company’s fiscal year that began on November 1, 2019. The Company applied a modified retrospective approach to adoption and has not restated comparative periods.

The Company’s leases primarily include non-cancellable operating leases for office space and equipment. The Company elected practical expedients that reduced the complexity of adoption, resulting in no requirement to reassess the following: whether an arrangement is or contains a lease, the classification of the lease, the recognition requirement for initial direct costs and assumptions regarding renewal options that affect the lease term. Upon adoption of the new guidance on November 1, 2019, the Company recognized a right-of-use asset for its operating leases of approximately $270 million which is equal to the lease liability less deferred rent, and a lease liability of approximately $319 million. The lease liability is equal to the present value of the Company’s remaining operating lease commitments disclosed in Note 20 that primarily relate to office space in the U.S., discounted using incremental borrowing rates determined for each lease as of the date of adoption. The new guidance does not have a significant impact on the Company’s results of operations or cash flows because operating lease costs continue to be recognized on a straight-line basis over the remaining lease term and lease payments continue to be classified within operating activities in the Consolidated Statement of Cash Flows.

Credit losses

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

Simplifying the test for goodwill impairment

In January 2017, the FASB issued amended guidance that simplifies the test for goodwill impairment. The standard eliminates the current Step 2 from the goodwill impairment test. Under the amended guidance, an entity should perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity will recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, but the charge cannot exceed the total amount of goodwill allocated to the reporting unit. The new guidance is effective for the Company’s fiscal year that begins on November 1, 2020 and requires a prospective approach to adoption. Early adoption is permitted for interim or annual goodwill impairment tests. The Company is currently evaluating the potential impact of this guidance on its Consolidated Financial Statements and related disclosures.

Disclosure requirements for fair value measurement

In August 2018, the FASB issued guidance that makes changes to the disclosure requirements for fair value measurements. As discussed in Note 1, the Company early adopted certain portions of this guidance. The remaining portions of this guidance that were not early adopted will be effective for the Company’s fiscal year that begins on November 1, 2020. Notably, this guidance removes the disclosure requirements for the valuation processes for Level 3 fair value measurements. This guidance also adds new disclosure requirements for the range and weighted average of significant unobservable inputs used to develop fair value measurements categorized within Level 3 of the fair value hierarchy. The Company is currently evaluating the potential impact of this guidance on its Consolidated Financial Statements and related disclosures.

Capitalization of implementation costs in a cloud computing service contract

In August 2018, the FASB issued new guidance that aligns the accounting requirements for capitalizing implementation costs (implementation, setup and other upfront costs) related to cloud computing

(hosting) arrangements that are accounted for as a service contract with the accounting requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). This new guidance does not affect the accounting for the hosting element of a cloud computing arrangement that is a service contract. The new guidance is effective for the Company’s fiscal year that begins on November 1, 2020. Early adoption is permitted and the new guidance may be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company is currently evaluating the potential impact of this guidance on its Consolidated Financial Statements and related disclosures.

3. Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Company’s Consolidated Balance Sheets to the total of the same presented in the Consolidated Statements of Cash Flows at October 31, 2019 and 2018:

(in thousands)	2019	2018
Cash and cash equivalents	$557,668	$600,696
Restricted cash of consolidated sponsored funds
included in investments	37,905	33,525
Restricted cash included in assets of consolidated CLO
entities, cash	48,704	216,598
Restricted cash included in other assets	9,068	15,256
Total cash, cash equivalents and restricted cash presented
in the Consolidated Statement of Cash Flows	$653,345	$866,075

4.Investments

The following is a summary of investments at October 31, 2019 and 2018:

(in thousands)	2019	2018
Investments held at fair value:
Short-term debt securities	$297,845	$273,320
Debt and equity securities held by consolidated sponsored funds	514,072	540,582
Debt and equity securities held in separately managed accounts	76,662	89,121
Non-consolidated sponsored funds and other	10,329	10,329
Total investments held at fair value	898,908	913,352
Investments held at cost	20,904	20,874
Investments in non-consolidated CLO entities	1,417	2,895
Investments in equity method investees	139,510	141,506
Total investments(1)(2)	$1,060,739	$1,078,627

(1)	Excludes bank loans and other investments held by consolidated CLO entities, which are discussed in Note 6.
(2)	Amounts at October 31, 2019 reflect the adoption of ASU 2016-01. Amounts at October 31, 2018 reflect accounting guidance prior to the adoption of ASU 2016-01. See Note 1 for further information.

The Company recognized gains (losses) related to debt and equity securities held at fair value within gains and other investment income, net, on the Company’s Consolidated Statements of Income at October 31, 2019, 2018 and 2017 as follows.

(in thousands)	2019	2018	2017
Realized gains (losses) on securities sold	$(505)	$6,951	$6,972
Unrealized gains (losses) on investments held at fair value	20,416	(22,814)	15,872
Net gains (losses) on investments held at fair value(1)	$19,911	$(15,863)	$22,844

(1)

Amounts for the year ended October 31, 2019 reflect the adoption of ASU 2016-01. The prior year gains and losses arising from changes in the fair value of investments reflect accounting guidance prior to the adoption of ASU 2016-01. See Note 1 for further information.

Investments held at cost

Investments held at cost primarily include the Company’s equity investment in a wealth management technology firm. At both October 31, 2019 and 2018, the carrying value of the Company’s investment in the wealth management technology firm was $19.0 million. At both October 31, 2019 and 2018, there were no indicators of impairments related to investments carried at cost.

Investments in non-consolidated CLO entities

The Company provides investment management services for, and has made direct investments in, CLO entities that it does not consolidate, as described further in Note 6. The Company’s investments in non-consolidated CLO entities are carried at amortized cost unless impaired, at which point they are written down to fair value. At October 31, 2019 and 2018, the carrying values of such investments were $1.4 million and $2.9 million, respectively. At October 31, 2019 and 2018, combined assets under management in the pools of non-consolidated CLO entities were $0.4 billion and $0.8 billion, respectively.

The Company did not recognize any impairment losses related to the Company’s investments in non-consolidated CLO entities during the year ended October 31, 2019. The Company recognized $0.2 million and $0.4 million of impairment losses related to the Company’s investments in non-consolidated CLO entities during the years ended October 31, 2018 and 2017, respectively.

Investments in equity method investees

The Company has a 49 percent interest in Hexavest Inc. (Hexavest), a Montreal, Canada-based investment adviser. The carrying value of this investment at October 31, 2019 and 2018 consisted of the following:

(in millions)	2019	2018
Equity in net assets of Hexavest	$5.5	$6.0
Definite-lived intangible assets	19.5	21.3
Goodwill	116.3	116.4
Deferred tax liability	(5.3)	(5.7)
Total carrying value	$136.0	$138.0

The Company’s investment in Hexavest is denominated in Canadian dollars and is subject to foreign currency translation adjustments, which are recorded in accumulated other comprehensive income (loss). The year-over-year change in the carrying value of goodwill is entirely attributable to foreign currency translation adjustments.

The Company also has a seven percent equity interest in a private equity partnership managed by a third party that invests in companies in the financial services industry. At both October 31, 2019 and 2018, the carrying value of this investment was $3.5 million.

The Company did not recognize any impairment losses related to its investments in equity method investees during the years ended October 31, 2019, 2018 or 2017.

During the years ended October 31, 2019, 2018 and 2017, the Company received dividends of $10.9 million, $12.2 million and $11.4 million, respectively, from its investments in equity method investees.

5.Derivative Financial Instruments

Derivative financial instruments designated as cash flow hedges

In fiscal 2017, the Company entered into a Treasury lock transaction in connection with the offering of its 2027 Senior Notes (see Note 10). The Company concurrently designated the Treasury lock as a cash flow hedge to mitigate its exposure to variability in the forecasted semi-annual interest payments and recorded a loss of $0.4 million, in other comprehensive income (loss), net of tax. The Company reclassified approximately $68,000 of the loss into interest expense during each of the years ended October 31, 2019 and 2018, and will reclassify the remaining $0.5 million loss as of October 31, 2019 to earnings over the remaining term of the debt. During the next twelve months, the Company expects to reclassify approximately $68,000 of the unamortized loss.

In fiscal 2013, the Company entered into a forward-starting interest rate swap in connection with the offering of its 2023 Senior Notes (see Note 10) and recorded a gain in other comprehensive income (loss), net of tax. The Company reclassified $0.2 million of the gain into interest expense during the years ended October 31, 2019, 2018 and 2017 and will reclassify the remaining $0.7 million gain as of October 31, 2019 to earnings over the remaining term of the debt. During the next twelve months, the Company expects to reclassify approximately $0.2 million of the unamortized gain.

Other derivative financial instruments not designated for hedge accounting

The Company utilizes derivative financial instruments to hedge market and currency risks associated with its investments in certain consolidated seed investments that are not designated as hedging instruments for accounting purposes.

Excluding derivative financial instruments held by consolidated sponsored funds, the Company was party to the following derivative financial instruments at October 31, 2019 and 2018:

	2019		2018
	Number of Contracts	Notional Value (in millions)	Number of Contracts	Notional Value (in millions)
Stock index futures contracts	1,370	$108.3	1,007	$91.5
Total return swap contracts	2	84.0	3	106.5
Interest rate swap contracts	6	24.4	-	-
Credit default swap contracts	1	8.0	1	5.0
Foreign exchange contracts	26	56.4	28	23.0
Commodity futures contracts	415	15.2	253	11.6
Currency futures contracts	231	24.0	165	16.9
Interest rate futures contracts	151	22.3	282	48.0

The derivative contracts outstanding and associated notional values at October 31, 2019 and 2018 are representative of derivative balances throughout each respective year. The weighted-average remaining contract term for derivative contracts outstanding at October 31, 2019 and 2018 was 6.3 months and 1.7 months, respectively.

The Company has not elected to offset fair value amounts related to derivative financial instruments executed with the same counterparty under master netting arrangements; as a result, the Company records all derivative financial instruments as either other assets or other liabilities, gross, on its Consolidated Balance Sheets and measures them at fair value (see Note 1). The following table presents the fair value of derivative financial instruments not designated for hedge accounting and how they are reflected on the Company’s Consolidated Balance Sheets as of October 31, 2019 and 2018:

	2019		2018
(in thousands)	Other Assets	Other Liabilities	Other Assets	Other Liabilities
Stock index futures contracts	$615	$1,841	$5,055	$372
Total return swap contracts	396	114	-	3,297
Interest rate swap contracts	61	235	-	-
Credit default swap contracts	360	-	-	10
Foreign exchange contracts	51	615	329	202
Commodity futures contracts	319	334	770	216
Currency futures contracts	128	153	14	332
Interest rate futures contracts	144	22	179	17
Total	$2,074	$3,314	$6,347	$4,446

The Company maintains collateral with certain counterparties to satisfy margin requirements for derivative positions. The collateral is classified as restricted cash and is included as a component of other assets on the Company’s Consolidated Balance Sheets. At October 31, 2019 and 2018, collateral balances were $7.5 million and $13.1 million, respectively.

The Company recognized the following gains (losses) on derivative financial instruments during the years ended October 31, 2019, 2018 and 2017 within gains (losses) and other investment income, net, on the Company’s Consolidated Statements of Income:

(in thousands)	2019	2018	2017
Stock index futures contracts	$(6,701)	$4,267	$(23,905)
Total return swap contracts	(5,535)	(2,708)	(3,569)
Interest rate swap contracts	(248)	-	91
Credit default swap contracts	(251)	178	-
Foreign exchange contracts	(1,749)	(51)	(595)
Commodity futures contracts	531	(1,044)	(574)
Currency futures contracts	442	(24)	-
Interest rate futures contracts	(2,402)	366	(421)
Net gains (losses)	$(15,913)	$984	$(28,973)

In addition to the derivative contracts described above, certain consolidated sponsored funds may utilize derivative financial instruments within their portfolios in pursuit of their stated investment objectives.

6.Variable Interest Entities

Investments in VIEs that are consolidated

In the normal course of business, the Company maintains investments in sponsored entities that are considered VIEs to support their launch and marketing. The Company consolidates these sponsored entities if it is deemed the primary beneficiary of the VIE.

Consolidated sponsored funds

The Company invests in sponsored investment companies that meet the definition of a VIE. Underlying investments held by consolidated sponsored funds consist of debt and equity securities and are included in the reported amount of investments on the Company’s Consolidated Balance Sheets at October 31, 2019 and 2018. Net investment income or (loss) related to consolidated sponsored funds was included in gains and other investment income, net, on the Company’s Consolidated Statements of Income for all periods presented. The impact of consolidated sponsored funds’ net income or (loss) on net income attributable to Eaton Vance Corp. shareholders was reduced by amounts attributable to non-controlling interest holders, which are recorded in net income attributable to non-controlling and other beneficial interests on the Company’s Consolidated Statements of Income for all periods presented. The extent of the Company’s exposure to loss with respect to a consolidated sponsored fund is limited to the amount of the Company’s investment in the sponsored fund and any uncollected management and performance fees. The Company is not obligated to provide financial support to sponsored funds. Only the assets of a sponsored fund are available to settle its obligations. Other beneficial interest holders of sponsored funds do not have recourse to the general credit of the Company.

The following table sets forth the aggregate balances of consolidated sponsored funds and the Company’s net interest in these funds at October 31, 2019 and 2018:

(in thousands)	2019	2018
Investments	$514,072	$540,582
Other assets	16,846	15,471
Other liabilities	(35,488)	(57,286)
Redeemable non-controlling interests	(260,681)	(244,970)
Net interest in consolidated sponsored funds	$234,749	$253,797

Consolidated CLO entities

As of October 31, 2019, the Company deemed itself to be the primary beneficiary of four non-recourse securitized CLO entities, namely, Eaton Vance CLO 2019-1 (CLO 2019-1), Eaton Vance CLO 2013-1 (CLO 2013-1), Eaton Vance CLO 2018-1 (CLO 2018-1) and Eaton Vance CLO 2014-1R (CLO 2014-1R). As of October 31, 2018, the Company deemed itself to be the primary beneficiary of three non-recourse securitized CLO entities, namely, CLO 2018-1, CLO 2014-1R and Eaton Vance CLO 2014-1 (CLO 2014-1). In the first quarter of fiscal 2019, the Company received a final distribution from CLO 2014-1 of $1.9 million related to the residual assets held by the Company as of October 31, 2018.

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

Eaton Vance CLO 2019-1

The Company established CLO 2019-1 as a warehousing-phase CLO entity on January 3, 2019. The Company entered into a credit facility agreement with a third-party lender to provide CLO 2019-1 with a $160.0 million non-recourse revolving line of credit upon inception of the entity. The Company contributed a total of $40.0 million in capital to the CLO 2019-1 warehouse, which it used together with the proceeds from the revolving line of credit to accumulate a portfolio of commercial bank loan investments for eventual securitization.

As collateral manager, the Company had the unilateral ability to liquidate the CLO 2019-1 warehouse without cause, a right that, by definition, provided the Company with the power to direct the activities that most significantly affect the economic performance of the entity. The Company’s investment in the warehouse served as first-loss protection to the third-party lender and provided the Company with an obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the entity. Accordingly, the Company deemed itself to be the primary beneficiary of the CLO 2019-1 warehouse as it had both power and economics, and began consolidating the entity from establishment of the warehouse on January 3, 2019.

In the second quarter of fiscal 2019, CLO 2019-1 entered the securitization phase. Contemporaneous with the close of the CLO 2019-1 securitization on May 15, 2019, the proceeds from the issuance of senior and subordinated note obligations were used to purchase the portfolio of bank loans held by the CLO 2019-1 warehouse, repay the third-party revolving line of credit provided to the CLO 2019-1 warehouse and return the Company’s total capital contributions in the warehouse of $40.0 million. The Company acquired 100 percent of the subordinated notes issued by CLO 2019-1 at closing for $28.9 million and provides collateral management services to this CLO entity in exchange for a collateral management fee. The Company deemed itself to be the primary beneficiary of CLO 2019-1 upon acquiring 100 percent of the subordinated interests of CLO 2019-1 on May 15, 2019 and began consolidating the entity as of that date.

Eaton Vance CLO 2013-1

As of October 31, 2018, the Company held 100 percent of the Class E senior notes of CLO 2013-1 with a carrying value of $1.4 million. The Company deemed itself to be the primary beneficiary of CLO 2013-1, for which it is the collateral manager, upon acquiring 100 percent of the subordinated interests of the entity on May 1, 2019 for $25.4 million and began consolidating the entity as of that date.

On August 9, 2019, CLO 2013-1 refinanced certain tranches of its senior note obligations. Contemporaneous with the close of the refinancing, the proceeds from the issuance of new senior note obligations were used to redeem certain tranches of the old senior note obligations of CLO 2013-1. The senior and subordinated note tranches held by the Company were not affected by the refinancing, and the Company continues to serve as collateral manager of the entity. Accordingly, the Company continues to deem itself as the primary beneficiary of CLO 2013-1 as it has both power and economics, and continues to consolidate the entity.

Eaton Vance CLO 2018-1

CLO 2018-1 was securitized on October 24, 2018. As of October 31, 2019, the Company continues to hold approximately 93 percent of the subordinated notes that were issued by CLO 2018-1 at closing and is still serving as the collateral manager of the entity. The Company deemed itself to be the primary beneficiary of CLO 2018-1 upon acquiring 93 percent of the subordinated interests of the entity on October 24, 2018 and began consolidating the entity as of that date.

Eaton Vance CLO 2014-1R

CLO 2014-1R was securitized on August 23, 2018. As of October 31, 2019, the Company continues to hold 100 percent of the subordinated notes that were issued by CLO 2014-1R at closing and is still serving as the collateral manager of the entity. The Company deemed itself to be the primary beneficiary of CLO 2014-1R upon acquiring 100 percent of the subordinated interests of the entity on August 23, 2018 and began consolidating the entity as of that date.

The Company elected to apply the measurement alternative to ASC 820 for collateralized financing entities upon the initial consolidation and for the subsequent measurement of the securitized CLO entities consolidated by the Company (collectively, the consolidated securitized CLO entities). The Company determined that the fair value of the financial assets of these entities is more observable than the fair value of the financial liabilities. Through the application of the measurement alternative, the fair value of the financial liabilities of these entities are measured as the difference between the fair value of the financial assets and the fair value of the Company’s beneficial interests in these entities, which include the subordinated interests held by the Company and any accrued management fees due to the Company. The fair value of the subordinated notes held by the Company is determined primarily based on an income approach, which projects the cash flows of the CLO’s assets using projected default, prepayment, recovery and discount rates, as well as observable assumptions about market yields, callability and other market factors. An appropriate discount rate is then applied to determine the discounted cash flow valuation of the subordinated notes. Aggregate disclosures for the securitized CLO entities consolidated by the Company as of October 31, 2019 and 2018 are provided below.

The Company did not consolidate any warehousing-phase CLO entities as of October 31, 2019 or 2018. The following table presents the aggregate balances attributable to the consolidated securitized CLO entities included in the Company’s Consolidated Balance Sheets at October 31, 2019 and 2018:

(in thousands)	2019	2018
Assets of consolidated CLO entities:
Cash	$48,704	$216,598
Bank loans and other investments	1,704,270	874,304
Receivable for pending bank loan sales	24,193	2,535
Other assets	3,846	1,929
Liabilities of consolidated CLO entities:
Senior and subordinated note obligations	1,617,095	873,008
Payable for pending bank loan purchases	33,985	152,152
Other liabilities	17,137	2,033
Total beneficial interests	$112,796	$68,173

Although the Company’s beneficial interests in the consolidated securitized CLO entities are eliminated upon consolidation, the application of the measurement alternative results in the Company’s total beneficial interests in these entities of $112.8 million and $68.2 million at October 31, 2019 and 2018, respectively, being equal to the net amount of the consolidated CLO entities’ assets and liabilities included on the Company’s Consolidated Balance Sheets.

As of October 31, 2019 and 2018, no bank loan investments held by consolidated CLO entities were in default and no unpaid principal balances of such loan investments were 90 days or more past due or in non-accrual status. Additional disclosure of the fair values of assets and liabilities of consolidated CLO entities that are measured at fair value on a recurring basis is included in Note 7.

The Company did not consolidate any warehousing-phase CLO entities during the year ended October 31, 2017. The following table presents the aggregate amounts attributable to consolidated warehousing-phase CLO entities included in the Company’s Consolidated Statements of Income for the years ended October 31, 2019 and 2018:

	Consolidated Warehouse CLO Entities
(in thousands)	2019	2018
Other income (expense) of consolidated CLO entities:
Gains and other investment income, net	$3,308	$6,618
Interest and other expense	(1,490)	(3,490)
Net gain attributable to the Company	$1,818	$3,128

The Company did not consolidate any securitized CLO entities during the year ended October 31, 2017. The following table presents the aggregate amounts attributable to consolidated securitized CLO entities included in the Company’s Consolidated Statements of Income for the years ended October 31, 2019 and 2018:

	Consolidated Securitized CLO Entities
(in thousands)	2019	2018
Other income (expense) of consolidated CLO entities:
Gains and other investment income, net	$66,964	$10,264
Interest and other expense	(57,860)	(11,796)
Net gain (loss) attributable to the Company	$9,104	$(1,532)

As summarized in the table below, the application of the measurement alternative results in the Company's earnings from consolidated securitized CLO entities subsequent to initial consolidation, as shown above, to be equivalent to the Company's own economic interests in these entities:

(in thousands)	2019	2018
Economic interests in Consolidated Securitized CLO Entities:
Distributions received and unrealized gains (losses) on the
senior and subordinated interests held by the Company	$3,266	$(2,319)
Management fees	5,838	787
Total economic interests	$9,104	$(1,532)

Eaton Vance CLO 2015-1 (CLO 2015-1)

On November 1, 2017, the Company purchased 100 percent of the subordinated interests in CLO 2015-1 for $26.7 million. The Company is the collateral manager of CLO 2015-1. The Company deemed itself to be the primary beneficiary of CLO 2015-1 upon acquiring 100 percent of the subordinated interests in the entity on November 1, 2017 and began consolidating CLO 2015-1 as of that date.

In the first quarter of fiscal 2018, CLO 2015-1 refinanced its senior note obligations. Contemporaneous with the close of the refinancing on December 22, 2017, the proceeds from the issuance of new senior note obligations were used to redeem the old senior note obligations of CLO 2015-1. Concurrent with the close of the refinancing, the Company sold 95 percent of its subordinated interests in CLO 2015-1 for $24.7 million and simultaneously purchased interests in certain of the newly issued senior note obligations of CLO 2015-1 for $28.1 million. The Company recognized a loss on disposal of its subordinated interest of $0.6 million, which is included in gains (losses) and other investment income, net, on the Company’s Consolidated Statement of Income for the year ended October 31, 2018. Although the Company continues to serve as collateral manager of the entity, the Company concluded that it no longer had an obligation to absorb losses of, or the right to receive benefits from, CLO 2015-1 that could potentially be significant to the entity. As a result, the Company concluded that it was no longer the primary beneficiary of CLO 2015-1 upon the sale of 95 percent of its subordinated interests on December 21, 2017 and deconsolidated the entity as of that date.

During the year ended October 31, 2018, the Company sold its interests in the senior note obligations of CLO 2015-1 for $28.0 million and recognized a loss on disposal of $0.1 million, which is included in gains

(losses) and other investment income, net, on the Company’s Consolidated Statement of Income for the year ended October 31, 2018. As of October 31, 2019, the Company maintains its residual five percent subordinated interest in CLO 2015-1 as an investment in non-consolidated CLO entities.

Other entity

As of October 31, 2018, the Company held variable interests in, and was deemed to be the primary beneficiary of, a privately offered equity fund that was seeded towards the end of fiscal 2018. The Company’s variable interests consisted of a $10,000 investment in the fund and a promissory note that enabled the fund to borrow up to $25.0 million from the Company. As of October 31, 2018, the Company’s risk of loss with respect to this entity was limited to the Company’s investment in the fund and the outstanding borrowings under the promissory note of $3.7 million. The Company invested an additional $10,000 upon launching of the fund in December 2018, at which time the total outstanding borrowings were repaid to the Company and the promissory note was canceled on January 14, 2019. As of October 31, 2019, the Company’s variable interest in the fund is limited to its $20,000 investment in the fund. The Company no longer deems itself the primary beneficiary of the fund, as it no longer has an obligation to absorb losses of, or the right to receive benefits from, the fund that could potentially be significant to the entity.

Investments in VIEs that are not consolidated

Sponsored funds

The Company classifies its investments in certain sponsored funds that are considered VIEs as equity securities when it is not considered the primary beneficiary of these VIEs. The Company provides aggregated disclosures with respect to these non-consolidated sponsored fund VIEs in Note 4 and Note 7.

Non-consolidated CLO entities

The Company is not deemed the primary beneficiary of certain CLO entities in which it holds variable interests. In developing its conclusion that it is not the primary beneficiary of these entities, the Company determined that, although it has variable interests in each such CLO by virtue of its beneficial ownership interests in the CLO entities, these interests neither individually nor in the aggregate represent an obligation to absorb losses of, or a right to receive benefits from, any such entity that could potentially be significant to that entity.

The Company’s maximum exposure to loss with respect to these non-consolidated CLO entities is limited to the carrying value of its investments in, and collateral management fees receivable from, these entities as of October 31, 2019. Collateral management fees receivable for these entities totaled $0.1 million on both October 31, 2019 and 2018. Other investors in these CLO entities have no recourse against the Company for any losses sustained. The Company did not provide any financial or other support to these entities that it was not previously contractually required to provide in any of the fiscal years presented. Income from these entities is recorded as a component of gains (losses) and other investment income, net, in the Company’s Consolidated Statements of Income, based upon projected investment yields. Additional information regarding the Company’s investment in non-consolidated CLO entities, as well as the combined assets under management in the pools of non-consolidated CLO entities, is included in Note 4.

Other entities

The Company holds variable interests in, but is not deemed to be the primary beneficiary of, certain sponsored privately offered equity funds with total assets of $26.3 billion and $21.8 billion as of October 31, 2019 and 2018, respectively. The Company’s variable interests in these entities consist of the

Company’s direct ownership therein, which in each case is insignificant relative to the total ownership of the fund, and any investment advisory fees earned but uncollected. The Company’s maximum exposure to loss with respect to these managed entities is limited to the carrying value of its investments in, and investment advisory fees receivable from, these entities as of October 31, 2019. The Company held investments in these entities totaling $0.5 million and $2.7 million on October 31, 2019 and 2018, respectively, and investment advisory fees receivable totaling $1.3 million on both October 31, 2019 and 2018. The Company did not provide any financial or other support to these entities that it was not contractually required to provide in any of the periods presented. The Company does not consolidate these VIEs because it does not have the obligation to absorb losses of, or the right to receive benefits from, these VIEs that could potentially be significant to these VIEs.

The Company’s investments in privately offered equity funds are carried at fair value and included in non-consolidated sponsored funds and other, which are disclosed as a component of investments in Note 4.

The Company also holds a variable interest in, but is not deemed to be the primary beneficiary of, a private equity partnership managed by a third party that invests in companies in the financial services industry. The Company’s variable interest in this entity consists of the Company’s direct ownership in the private equity partnership, equal to $3.5 million at both October 31, 2019 and 2018. The Company did not provide any financial or other support to this entity. The Company’s risk of loss with respect to the private equity partnership is limited to the carrying value of its investment in the entity as of October 31, 2019. The Company does not consolidate this VIE because the Company does not hold the power to direct the activities that most significantly affect the VIE.

The Company’s investment in the private equity partnership is accounted for as an equity method investment and disclosures related to this entity are included in Note 4 under the heading Investments in equity method investees.

7.Fair Value of Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables summarize financial assets and liabilities measured at fair value on a recurring basis and their assigned levels within the valuation hierarchy at October 31, 2019 and 2018:

October 31, 2019(1)
(in thousands)	Level 1	Level 2	Level 3	Other Assets Not Held at Fair Value	Total
Financial assets:
Cash equivalents	$24,640	$157,267	$-	$-	$181,907
Investments held at fair value:
Debt securities:
Short-term	-	297,845	-	-	297,845
Held by consolidated sponsored funds	-	330,966	-	-	330,966
Held in separately managed accounts	-	55,426	-	-	55,426
Equity securities:
Held by consolidated sponsored funds	70,646	112,460	-	-	183,106
Held in separately managed accounts	21,168	68	-	-	21,236
Non-consolidated sponsored funds
and other	9,814	515	-	-	10,329
Investments held at cost(2)	-	-	-	20,904	20,904
Investments in non-consolidated CLO
entities(3)	-	-	-	1,417	1,417
Investments in equity method investees(2)	-	-	-	139,510	139,510
Derivative instruments	-	2,075	-	-	2,075
Assets of consolidated CLO entities:
Bank loans and other investments	-	1,702,769	1,501	-	1,704,270
Total financial assets	$126,268	$2,659,391	$1,501	$161,831	$2,948,991

Financial liabilities:
Derivative instruments	$-	$3,314	$-	$-	$3,314
Liabilities of consolidated CLO entities:
Senior and subordinated note obligations	-	1,617,095	-	-	1,617,095
Total financial liabilities	$-	$1,620,409	$-	$-	$1,620,409

October 31, 2018(1)
(in thousands)	Level 1	Level 2	Level 3	Other Assets Not Held at Fair Value	Total
Financial assets:
Cash equivalents	$23,262	$116,070	$-	$-	$139,332
Investments held at fair value:
Debt securities:
Short-term	-	273,320	-	-	273,320
Held by consolidated sponsored funds	12,834	392,139	-	-	404,973
Held in separately managed accounts	521	64,539	-	-	65,060
Equity securities:
Held by consolidated sponsored funds	73,291	62,318	-	-	135,609
Held in separately managed accounts	23,642	419	-	-	24,061
Non-consolidated sponsored funds
and other	7,112	3,217	-	-	10,329
Investments held at cost(2)	-	-	-	20,874	20,874
Investments in non-consolidated CLO
entities(3)	-	-	-	2,895	2,895
Investments in equity method investees(2)	-	-	-	141,506	141,506
Derivative instruments	-	6,347	-	-	6,347
Assets of consolidated CLO entities:
Bank loan investments	-	872,757	1,547	-	874,304
Total financial assets	$140,662	$1,791,126	$1,547	$165,275	$2,098,610

Financial liabilities:
Derivative instruments	$-	$4,446	$-	$-	$4,446
Liabilities of consolidated CLO entities:
Senior and subordinated note	-	873,008	-	-	873,008
Total financial liabilities	$-	$877,454	$-	$-	$877,454

(1)	Amounts at October 31, 2019 reflect the adoption of ASU 2016-01. Amounts at October 31, 2018 reflect accounting guidance prior to the adoption of ASU 2016-01. See Note 1 for further information.
(2)	These investments are not measured at fair value in accordance with U.S. GAAP.
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

Cash equivalents

Cash equivalents include positions in money market mutual funds, holdings of Treasury and government agency securities, certificates of deposit and commercial paper with remaining maturities of less than three months, as determined at purchase. Cash investments in daily redeemable money market mutual funds are valued using published net asset values and are categorized as Level 1 within the fair value measurement hierarchy. Holdings of Treasury and government agency securities are valued based upon quoted market prices for similar assets in active markets, quoted prices for identical or similar assets that are not active, and inputs other than quoted prices that are observable or corroborated by observable market data. The carrying amounts of certificates of deposit and commercial paper are measured at amortized cost, which approximates fair value due to the short time between the purchase and expected maturity of these investments. Depending on the categorization of the significant inputs, these assets are generally categorized in their entirety as Level 1 or 2 within the fair value measurement hierarchy.

Debt securities held at fair value

Debt securities held at fair value consist of certificates of deposit, commercial paper and corporate debt obligations with remaining maturities of three months to 12 months upon purchase by the Company, as well as investments in debt securities held in consolidated sponsored funds and separately managed accounts.

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

Debt securities held in consolidated sponsored funds and separately managed accounts are generally valued on the basis of valuations provided by third-party pricing services as described above for short-term debt securities. Debt securities purchased with a remaining maturity of 60 days or less (excluding those that are non-U.S. denominated, which typically are valued by a third-party pricing service or dealer quotes) are generally valued at amortized cost, which approximates fair value. Depending on the categorization of the significant inputs, debt securities held in consolidated sponsored funds are generally categorized in their entirety as Level 1 or 2 within the fair value measurement hierarchy.

Equity securities held at fair value

Equity securities measured at fair value on a recurring basis consist of domestic and foreign equity securities held in consolidated sponsored funds and separately managed accounts and investments in non-consolidated funds.

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

Equity investments in non-consolidated mutual funds are valued using the published net asset value per share and are classified as Level 1 within the fair value measurement hierarchy. Sponsored private open-end funds are not listed on an active exchange but calculate a net asset value per share (or equivalent) as of the Company’s reporting date in a manner consistent with mutual funds. The Company’s investments therein do not have any redemption restrictions and are not probable of being sold at an amount different from their calculated net asset value per share (or equivalent). Accordingly, investments in sponsored private open-end funds are measured at fair value based on the net asset value per share (or equivalent) of the investment and are categorized as Level 2 within the fair value measurement hierarchy. The Company does not have any unfunded commitments related to investments in sponsored private open-end funds at October 31, 2019 and 2018.

Derivative instruments

Derivative instruments, further discussed in Note 5, are recorded as either other assets or other liabilities on the Company’s Consolidated Balance Sheets. Futures and swap contracts are valued using a third-party pricing service that determines fair value based on bid and ask prices. Foreign exchange contracts are valued by interpolating a value using the spot foreign exchange rate and forward points, which are based on spot rates and currency interest rate differentials. Derivative instruments generally are classified as Level 2 within the fair value measurement hierarchy.

Assets of consolidated CLO entities

Consolidated CLO entity assets include investments in bank loans and equity securities. Fair value is determined utilizing unadjusted quoted market prices when available. Equity securities held by consolidated CLO entities are valued using the same techniques as described above for equity securities. Interests in senior floating-rate loans for which reliable market quotations are readily available are generally valued at the average mid-point of bid and ask quotations obtained from a third-party pricing service. Fair value may also be based upon valuations obtained from independent third-party brokers or dealers utilizing matrix pricing models that consider information regarding securities with similar characteristics. In certain instances, fair value has been determined utilizing discounted cash flow analyses or single broker non-binding quotes. Depending on the categorization of the significant inputs, these assets are generally categorized as Level 2 or 3 within the fair value measurement hierarchy.

Liabilities of consolidated CLO entities

Consolidated CLO entity liabilities include senior and subordinated note obligations. Fair value is determined using the measurement alternative to ASC 820 for collateralized financing entities. In accordance with the measurement alternative, the fair value of CLO liabilities was measured as the fair value of CLO assets less the sum of (1) the fair value of the beneficial interests held by the Company and (2) the carrying value of any beneficial interests that represent compensation for services. Although both Level 2 and Level 3 inputs were used to measure the fair value of the CLO liabilities, the senior note obligations are classified as Level 2 within the fair value measurement hierarchy, as the Level 3 inputs used were not significant.

Level 3 assets and liabilities

The following table shows a reconciliation of the beginning and ending fair value measurements of assets and liabilities valued on a recurring basis and classified as Level 3 within the fair value measurement hierarchy for the fiscal year ended October 31, 2019 and 2018:

	Bank Loans and Other Investments of Consolidated CLO Entities
(in thousands)	2019	2018
Beginning balance	$1,547	$-
Consolidation of CLO entities(1)	1,323	3,935
Paydowns	(25)	(6)
Sales	-	(1,440)
Net gains (losses) included in net income	(48)	114
Transfers out of Level 3(2)	(1,296)	(1,056)
Ending balance	$1,501	$1,547

(1)	Represents Level 3 bank loans and other investments held by consolidated CLO entities upon the initial consolidation of these entities during the period.
(2)	Transfers out of Level 3 were due to an increase in the observability of the inputs used in determining the fair value of certain instruments.

Financial Assets and Liabilities Not Measured at Fair Value

Certain financial instruments are not carried at fair value, but their fair value is required to be disclosed. The following is a summary of the carrying amounts and estimated fair values of these financial instruments at October 31, 2019 and 2018:

	2019			2018
(in thousands)	Carrying Value	Fair Value	Fair Value Level	Carrying Value	Fair Value	Fair Value Level
Loan to affiliate	$5,000	$5,000	3	$5,000	$5,000	3
Debt	$620,513	$658,615	2	$619,678	$607,391	2

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

The fair value of the Company’s debt has been determined based on quoted prices in inactive markets.

8.Equipment and Leasehold Improvements

The following is a summary of equipment and leasehold improvements at October 31, 2019 and 2018:

(in thousands)	2019	2018
Equipment	$97,366	$95,802
Leasehold improvements	68,386	59,234
Subtotal	165,752	155,036
Less: Accumulated depreciation and amortization	(92,954)	(102,608)
Equipment and leasehold improvements, net	$72,798	$52,428

Depreciation and amortization expense was $17.6 million, $15.0 million and $9.1 million for the years ended October 31, 2019, 2018 and 2017, respectively.

9.Acquisitions, Goodwill and Intangible Assets

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

Atlanta Capital Plan

In fiscal 2019, 2018 and 2017, the Company exercised a series of call options through which it purchased $7.8 million, $8.2 million and $4.2 million, respectively, of indirect profit interests held by non-controlling interest holders of Atlanta Capital pursuant to the provisions of the Atlanta Capital Management Company, LLC Long-Term Equity Incentive Plan (Atlanta Capital Plan, as described further in Note 12). These transactions settled in each of the first quarters of fiscal 2020, 2019 and 2018, respectively.

Total indirect profit interests in Atlanta Capital held by non-controlling interest holders issued pursuant to the Atlanta Capital Plan were 8.2 percent and 9.8 percent at October 31, 2019 and 2018, respectively. Fair value of these interests reflects the unadjusted per unit equity value of Atlanta Capital determined utilizing an appraisal prepared by an independent valuation firm and approved by management as described further in Note 12. Vested profit interests are redeemable upon the exercise of limited in-service put rights held by the employee or call rights held by the Company. The call rights held by the Company entitle the Company to repurchase the profit units at the end of a ten-year call period and each year thereafter, and upon termination of employment. Execution of the puts and calls takes place upon availability of an appraisal to ensure the transactions take place at fair value. The estimated fair value of these interests was $25.2 million and $26.3 million at October 31, 2019 and 2018, respectively, and is included as a component of temporary equity on the Consolidated Balance Sheets.

Calvert Research and Management (Calvert)

In fiscal 2017, the Company, through its Calvert subsidiary, acquired substantially all of the assets of Calvert Investment Management, Inc. (Calvert Investments) for cash. The transaction was accounted for as an asset acquisition because substantially all of the fair value of the gross assets acquired was concentrated in a single identifiable intangible asset related to contracts acquired to manage and distribute sponsored mutual funds (Calvert Funds). The Calvert Funds are a diversified family of mutual funds, encompassing actively and passively managed equity, fixed and floating-rate income, and multi-asset strategies managed in accordance with the Calvert Principles for Responsible Investment or other responsible investment criteria.

Parametric Portfolio Associates LLC (Parametric)

During fiscal 2019, the Company announced a strategic initiative to rebrand as Parametric the rules-based, systematic investment-grade fixed income strategies offered by its Eaton Vance Management affiliate, align internal reporting consistent with the revised branding, combine the technology and operating platforms supporting the individual separately managed account businesses of Parametric and Eaton Vance Management, and integrate the distribution teams serving Parametric and Eaton Vance Management clients and business partners in the registered investment advisor and multi-family office market. To support this initiative, in the fourth quarter of fiscal 2019 the Company accelerated the repurchase of capital and profit interests held by current and former employees of Parametric in a series of private transactions. Details of these accelerated repurchases, which totaled $73.5 million, are further described below. As of October 31, 2019, there were no profit or capital interests in Parametric held by non-controlling interest holders.

As of October 31, 2018, 5.1 percent of the profit interests and 0.8 percent of the capital interests in Parametric were held by non-controlling interest holders. The estimated fair value of these interests was $63.8 million at October 31, 2018, and is included as a component of temporary equity on the Consolidated Balance Sheet. Estimated fair value of these interests reflects the unadjusted per unit equity value of Parametric determined utilizing an appraisal prepared by an independent valuation firm and approved by management as described in Note 12.

Parametric Plan

In fiscal 2019, 2018 and 2017, the Company exercised a series of call options through which it purchased $0.6 million, $5.9 million and $5.7 million, respectively, of profit interests held by non-controlling interest holders of Parametric pursuant to the provisions of the Parametric Portfolio Associates LLC Long-Term Equity Plan (Parametric Plan, as described in Note 12). These transactions settled in each of the first quarters of fiscal 2020, 2019 and 2018, respectively.

In the fourth quarter of fiscal 2019, the Company accelerated the repurchase of the remaining outstanding profit interests granted under the Parametric Plan in a private transaction pursuant to a tender offer for $61.2 million. The interests were purchased at fair value, which was determined utilizing an appraisal of Parametric as described above. The transaction settled in the fourth quarter of fiscal 2019.

Parametric Risk Advisors

In November 2013, the non‐controlling interest holders of Parametric Risk Advisors entered into a Unit Acquisition Agreement with Parametric to exchange their remaining 20 percent ownership interests in Parametric Risk Advisors for additional ownership interests in Parametric Portfolio LP (Parametric LP), whose sole asset is ownership interests in Parametric. As a result of this exchange, Parametric Risk Advisors became a wholly‐owned subsidiary of Parametric. The Parametric LP ownership interests issued in the exchange represented a 0.8 percent profit interest and a 0.8 percent capital interest, and contained put and call features that became exercisable over a four‐year period starting in fiscal 2019. In the first quarter of fiscal 2019, the Company exercised a series of call options through which it purchased 0.2 percent profit interests and 0.2 percent capital interests for $4.0 million. The transaction settled in the first quarter of fiscal 2019.

In the fourth quarter of fiscal 2019, the Company accelerated the repurchase of the remaining 0.6 percent profit interests and 0.6 percent capital interests related to the Parametric Risk Advisors Unit Acquisition Agreement in a private transaction for $12.3 million. The interests were purchased at fair value, which was determined utilizing an appraisal of Parametric, as described above. The transaction settled in the fourth quarter of fiscal 2019.

Clifton

In December 2012, Parametric acquired Clifton. As part of the transaction, the Company issued 1.9 percent of the profit interests and 1.9 percent of the capital interests in Parametric LP to certain employees. In fiscal 2018 and 2017, the Company exercised a series of call options through which it repurchased the profit interests and capital interests in Parametric held by non-controlling interest holders related to the Clifton acquisition for $8.4 million and $6.9 million, respectively. These transactions settled in the first quarters of fiscal 2018 and 2017, respectively. In the fiscal 2018 transaction, the Company acquired the remaining 0.5 percent profit interests and 0.5 percent capital interests in Parametric relating to the Clifton acquisition.

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

Goodwill

The carrying amount of goodwill was $259.7 million at both October 31, 2019 and 2018. There were no changes in the carrying amount of goodwill during these periods. All acquired goodwill is deductible for tax purposes.

The Company completed its most recent goodwill impairment testing in the fourth quarter of fiscal 2019 and determined that there was no impairment in the carrying value of this asset. To evaluate the sensitivity of the goodwill impairment testing to the calculation of fair value, the Company applied a hypothetical 10 percent and 20 percent decrease to the fair value of each reporting unit. Under both hypothetical scenarios, the results of the Company’s impairment testing would not change, as the reporting units still had an excess of fair value over the carrying value.

No impairment in the value of goodwill was recognized during the years ended October 31, 2019, 2018 or 2017.

Intangible assets

The following is a summary of intangible assets:

October 31, 2019
(dollars in thousands)	Weighted-Average Remaining Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Amortizing intangible assets:
Client relationships acquired	9.5	$134,247	$(115,921)	$18,326
Intellectual property acquired	6.6	1,025	(586)	439
Trademark acquired	11.1	4,257	(1,558)	2,699
Research system acquired	0.2	639	(604)	35
Non-amortizing intangible assets:
Mutual fund management contracts
acquired		54,408	-	54,408
Total		$194,576	$(118,669)	$75,907

October 31, 2018
(dollars in thousands)	Weighted-Average Remaining Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Amortizing intangible assets:
Client relationships acquired	9.5	$134,247	$(111,591)	$22,656
Intellectual property acquired	7.6	1,025	(519)	506
Trademark acquired	11.6	4,257	(1,190)	3,067
Research system acquired	1.2	639	(391)	248
Non-amortizing intangible assets:
Mutual fund management contracts
acquired		54,408	-	54,408
Total		$194,576	$(113,691)	$80,885

No impairment in the value of amortizing or non-amortizing intangible assets was recognized during the years ended October 31, 2019, 2018 or 2017.

Amortization expense was $5.0 million, $8.9 million and $9.0 million for the years ended October 31, 2019, 2018 and 2017, respectively. Estimated amortization expense to be recognized by the Company over the next five years, on a straight-line basis, is as follows:

Estimated
Year Ending October 31,	Amortization
(in thousands)	Expense
2020	$3,807
2021	2,282
2022	2,154
2023	1,754
2024	1,679

10.Debt

2027 Senior Notes

During fiscal 2017, the Company issued $300.0 million in aggregate principal amount of 3.5 percent ten-year senior notes due April 6, 2027. Interest is payable semi-annually in arrears on April 6th and October 6th of each year. At October 31, 2019 and 2018, the carrying value of the 2027 Senior Notes was $297.2 million and $296.8 million, respectively. The 2027 Senior Notes are unsecured and unsubordinated obligations of the Company. There are no covenants associated with the 2027 Senior Notes.

2023 Senior Notes

During fiscal 2013, the Company issued $325.0 million in aggregate principal amount of 3.625 percent ten-year senior notes due June 15, 2023. Interest is payable semi-annually in arrears on June 15th and December 15th of each year. At October 31, 2019 and 2018, the carrying value of the 2023 Senior Notes was $323.3 million and $322.9 million, respectively. The 2023 Senior Notes are unsecured and unsubordinated obligations of the Company. There are no covenants associated with the 2023 Senior Notes.

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

Corporate credit facility

The Company entered into a $300.0 million unsecured revolving credit facility on December 11, 2018. The credit facility has a five-year term, expiring on December 11, 2023. Under the facility, the Company may borrow up to $300.0 million at LIBOR or LIBOR-successor benchmark-based rates of interest, as applicable, that vary depending on the credit ratings of the Company. The credit facility is unsecured, contains financial covenants with respect to leverage and interest coverage, and requires the Company to pay an annual commitment fee on any unused portion. As of October 31, 2019, the Company had no borrowings under its unsecured revolving credit facility.

11. Revenue

The following table disaggregates total revenue by source for the years ended October 31, 2019, 2018 and 2017:

(in thousands)	2019	2018	2017
Management fees:
Sponsored funds	$999,256	$1,015,263	$918,539
Separate accounts	464,687	443,923	390,481
Total management fees	1,463,943	1,459,186	1,309,020
Distribution and underwriter fees:
Distribution fees	63,888	77,402	75,762
Underwriter commissions	21,724	19,969	19,791
Total distribution and underwriter fees	85,612	97,371	95,553
Service fees	123,073	122,231	117,520
Other revenue	10,624	13,634	10,018
Total revenue	$1,683,252	$1,692,422	$1,532,111

The following table disaggregates total management fee revenue by investment mandate reporting category for the years ended October 31, 2019, 2018 and 2017:

(in thousands)	2019	2018	2017
Equity	$699,726	$700,194	$634,972
Fixed income	285,388	259,452	249,827
Floating-rate income	197,695	211,075	186,198
Alternative	59,290	85,096	71,095
Portfolio implementation	179,208	159,341	126,379
Exposure management	42,636	44,028	40,549
Total management fees	$1,463,943	$1,459,186	$1,309,020

Management fees and other receivables reported in the Company’s Consolidated Balance Sheet include $231.3 million and $221.4 million of receivables from contracts with customers at October 31, 2019 and 2018, respectively. The amount of deferred revenue reported in other liabilities in the Company’s Consolidated Balance Sheet was $6.3 million and $4.9 million at October 31, 2019 and 2018, respectively. The entire deferred revenue balance at the end of any given reporting period is expected to be recognized as management fee revenue in the immediate subsequent quarter.

12.Stock-Based Compensation Plans

Compensation expense recognized by the Company related to its stock-based compensation plans for the years ended October 31, 2019, 2018 and 2017 was as follows:

(in thousands)	2019	2018	2017
Omnibus Incentive Plans:
Restricted shares	$57,821	$52,312	$48,955
Stock options	21,949	23,531	20,693
Deferred stock units	915	1,008	524
Employee Stock Purchase Plans	355	793	716
Employee Stock Purchase Incentive Plan	512	877	753
Atlanta Capital Plan	2,280	2,969	3,420
Atlanta Capital Phantom Incentive Plan	1,087	567	-
Parametric Plan	3,461	3,177	3,816
Parametric Phantom Incentive Plan	3,533	2,821	1,172
Total stock-based compensation expense	$91,913	$88,055	$80,049

The total income tax benefit recognized for stock-based compensation arrangements was $21.3 million, $21.7 million and $29.0 million for the years ended October 31, 2019, 2018 and 2017, respectively.

Omnibus Incentive Plans

The 2013 Omnibus Incentive Plan (2013 Plan), which is administered by the Compensation Committee of the Board, allows for awards of options to acquire shares of the Company’s Non-Voting Common Stock, restricted shares of the Company’s Non-Voting Common Stock and deferred stock units relating to the Company’s Non-Voting Common Stock to eligible employees and non-employee Directors and the issuance of shares to settle phantom incentive units awarded to employees of Atlanta Capital and Parametric. The 2013 Plan contains change in control provisions that may accelerate the vesting of awards. A total of 34.5 million shares of Non-Voting Common Stock have been reserved for issuance under the 2013 Plan. Through October 31, 2019, 9.4 million restricted shares, options to purchase 15.0 million shares and 0.1 million shares to settle phantom incentive units have been issued pursuant to the 2013 Plan.

Restricted shares

Restricted shares of Non-Voting Common Stock granted under the 2013 Plan are accounted for as equity awards. Restricted shares vest over five years pursuant to a graduated vesting schedule. Holders of restricted shares have forfeitable rights to dividends equal to the dividends declared on the Company’s Non-Voting Common Stock during the vesting period. These dividends are not paid in cash to holders of restricted shares until the awards vest.

A summary of restricted share activity for the year ended October 31, 2019 is as follows:

		Weighted-
		Average
		Grant Date
(share amounts in thousands)	Shares	Fair Value
Unvested, beginning of period	4,544	$40.70
Granted	1,746	44.87
Issued in exchange for Parametric phantom incentive units(1)	556	44.34
Vested	(1,346)	39.15
Forfeited	(123)	43.09
Unvested, end of period	5,377	$42.72

(1) Reflects restricted shares of the Company’s Non-Voting Common Stock issued in exchange for Parametric phantom incentive units in the fourth quarter of fiscal 2019. The number of restricted shares issued was determined using a fixed exchange ratio based on the per unit value of Parametric and the closing price of the Company’s Non-Voting Common stock of $44.34 determined as of July 19, 2019. Refer to the “Parametric Phantom Incentive Plans” section of this Note for additional information.

As of October 31, 2019, there was $134.9 million of compensation cost related to unvested restricted share awards not yet recognized. That cost is expected to be recognized over a weighted-average period of 2.7 years.

The total fair value of restricted stock vested during the years ended October 31, 2019, 2018 and 2017 was $52.7 million, $47.2 million and $40.5 million, respectively.

Subsequent event

In November 2019, the Company awarded a total of 1.5 million restricted shares under the 2013 Plan at a grant date fair value of $46.15 per share.

Stock options

Options to purchase Non-Voting Common Stock granted under the 2013 Plan and predecessor plans are accounted for as equity awards. Stock options expire ten years from the date of grant and vest over five years pursuant to a graduated vesting schedule and may not be granted with an exercise price that is less than the fair market value of the stock as of the close of business on the date of grant. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option valuation model. The Black-Scholes option valuation model incorporates assumptions as to dividend yield, expected volatility, an appropriate risk-free interest rate and the expected life of the option. Many of these assumptions require management’s judgment. The dividend yield assumption represents the Company’s expected dividend yield based on its historical dividend payouts and the stock price at the date of grant. The expected volatility assumption is based upon the historical price fluctuations of the Company’s Non-Voting Common Stock. The Company uses historical data to estimate the expected life of options granted. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve at the time of grant.

The weighted-average fair values per share of stock options granted during the years ended October 31, 2019, 2018 and 2017 using the Black-Scholes option valuation model were as follows:

	2019	2018	2017
Weighted-average grant date fair value
of options granted	$9.07	$10.55	$6.29

Assumptions:
Dividend yield	3.1% to 3.50%	2.4%	2.60% to 3.20%
Expected volatility	24% to 31%	24%	25%
Risk-free interest rate	2.60% to 3.10%	2.30% to 2.80%	1.70% to 2.30%
Expected life of options	7.2 years	7.2 years	7.0 years

A summary of stock option activity for the year ended October 31, 2019 is as follows:

(share and intrinsic value amounts in thousands)	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding, beginning of period	16,760	$35.23
Granted	2,469	45.37
Exercised	(1,570)	28.68
Forfeited/expired	(60)	40.44
Options outstanding, end of period	17,599	$37.22	5.6	$156,418
Options exercisable, end of period	8,926	$33.39	3.9	$109,872

The Company received $43.5 million, $68.4 million and $204.0 million related to the exercise of options for the fiscal years ended October 31, 2019, 2018 and 2017, respectively. Shares issued upon exercise of options represent newly issued shares. The total intrinsic value of options exercised during the years ended October 31, 2019, 2018 and 2017 was $23.4 million, $65.1 million and $58.9 million, respectively. The total fair value of options that vested during the year ended October 31, 2019 was $22.8 million.

As of October 31, 2019, there was $39.5 million of compensation cost related to unvested stock options granted under the 2013 Plan and predecessor plans not yet recognized. That cost is expected to be recognized over a weighted-average period of 2.3 years.

Subsequent event

In November 2019, the Company granted options to purchase 2.8 million shares of the Company’s Non-Voting Common Stock under the 2013 Plan to employees at a price of $46.15 per share, the then-current trading price of the underlying security.

Deferred stock units

Deferred stock units issued to non-employee Directors under the 2013 Plan are accounted for as liability awards. During fiscal 2017, the 2013 Plan was amended such that non-employee Directors no longer have substantive service conditions for vesting of awards. Once the awards are granted, the non-employee Directors have the right to receive cash payments related to such awards upon separation from the Company (other than for cause). As a result of this amendment, deferred stock units granted after November 1, 2017 are considered fully vested for accounting purposes on the grant date and the entire fair value of these awards is recognized as compensation cost on the date of grant. During fiscal 2019, 19,758 deferred stock units were issued to non-employee Directors pursuant to the 2013 Plan. The total liability attributable to deferred stock units included as a component of accrued compensation on the Company’s Consolidated Balance Sheet was $1.7 million and $1.3 million as of October 31, 2019 and 2018, respectively. The Company made cash payments of $0.5 million, $0.4 million and $0.4 million in the fiscal years ended October 31, 2019, 2018 and 2017, respectively, to settle deferred stock unit award liabilities.

Employee Stock Purchase Plans

The 2013 Employee Stock Purchase Plan (Qualified ESPP) and the 2013 Nonqualified Employee Stock Purchase Plan (Nonqualified ESPP) (together, Employee Stock Purchase Plans), which are administered by the Compensation Committee of the Board, permit eligible employees to direct up to a maximum of $12,500 per six-month offering period toward the purchase of Non-Voting Common Stock at the lower of 90 percent of the market price of the Non-Voting Common Stock at the beginning or at the end of each offering period. The Qualified ESPP qualifies under Section 423 of the U.S. Internal Revenue Code of 1986, as amended (Internal Revenue Code). A total of 0.5 million and 0.1 million shares of the Company’s Non-Voting Common Stock have been reserved for issuance under the Qualified ESPP and Nonqualified ESPP, respectively. Through October 31, 2019, 0.5 million shares have been issued pursuant to the Employee Stock Purchase Plans.

The Company received $3.2 million, $3.2 million and $3.0 million related to shares issued under the Employee Stock Purchase Plans for the years ended October 31, 2019, 2018 and 2017, respectively.

Employee Stock Purchase Incentive Plan

The 2013 Incentive Compensation Nonqualified Employee Stock Purchase Plan (Employee Stock Purchase Incentive Plan), which is administered by the Compensation Committee of the Board, permits employees to direct up to half of their incentive bonuses and commissions toward the purchase of the Company’s Non-Voting Common Stock at the lower of 90 percent of the market price of the Non-Voting Common Stock at the beginning or at the end of each quarterly offering period. A total of 0.9 million shares of the Company’s Non-Voting Common Stock have been reserved for issuance under the Employee Stock Purchase Incentive Plan. Through October 31, 2019, 0.6 million shares have been issued pursuant to the plan.

The Company received $4.6 million, $4.9 million and $4.0 million related to shares issued under the Employee Stock Purchase Incentive Plan for the years ended October 31, 2019, 2018 and 2017, respectively.

Atlanta Capital and Parametric Long-Term Equity Incentive Plans

The Atlanta Capital Plan and the Parametric Plan allow for awards of profit units of Atlanta Capital and Parametric, respectively, to key employees that are accounted for as equity awards. The Company did not grant any profit interests under the Atlanta Capital Plan in fiscal 2019 or 2018 nor did it grant any profit interests under the Parametric Plan in fiscal 2019, 2018, or 2017. Profit units granted vest over five years and entitle the holders to quarterly distributions of available cash flow.

As of October 31, 2019, there was $2.4 million of compensation cost related to unvested profit units previously granted under the Atlanta Capital Plan not yet recognized. That cost is expected to be recognized over a weighted-average period of 1.7 years. The compensation cost attributable to these awards was measured at the grant date using the unadjusted per unit equity value of Atlanta Capital described further in the “Atlanta Capital Phantom Incentive Plan” section of this Note. A total of 323,016 profit units have been issued pursuant to the Atlanta Capital Plan through October 31, 2019.

During the fourth quarter of fiscal 2019, the Company purchased all of the outstanding profit units held by current and former employees under the Parametric Plan (see Note 9). The Company accelerated the vesting of these units and recognized all of the remaining compensation cost attributable to these units, which totaled $1.6 million, in the fourth quarter of fiscal 2019. The Company terminated the Parametric Plan in the first quarter of fiscal 2020.

Atlanta Capital and Parametric Phantom Incentive Plans

The 2017 Atlanta Capital Phantom Incentive Plan (Atlanta Capital Phantom Incentive Plan), and the 2016 Parametric Phantom Incentive Plan and the 2018 Parametric Phantom Incentive Plan (collectively, Parametric Phantom Incentive Plans) are long-term equity incentive plans that provide for the award of phantom incentive units to eligible employees of Atlanta Capital and Parametric, respectively. Phantom incentive units are accounted for as equity awards and vest over five years.

The fair value of each phantom incentive unit is indexed to the equity value of Atlanta Capital or Parametric, as applicable, determined on a per unit basis at least annually utilizing an appraisal of each entity that is developed using two weighted valuation techniques: specifically, an income approach and a market approach. The appraisals are prepared by an independent valuation firm and approved by management. The income approach employs a discounted cash flow model to ascribe an enterprise value to each entity that takes into account projections of future cash flows developed utilizing the best information available and market-based assumptions that are consistent with other comparable publicly traded investment management companies of a similar size, including current period actual results, historical trends, forecasted results provided by management and extended by the independent valuation firm, and an appropriate risk-adjusted discount rate that takes into consideration an estimated weighted average cost of capital. The market approach ascribes an enterprise value to each entity by applying market multiples of other comparable publicly traded investment management companies of a similar size. At the grant date, the per unit equity value is adjusted to take into consideration that holders of these units are not entitled to receive distributions of future earnings from Atlanta Capital or Parametric, as applicable, nor are they entitled to receive dividend or dividend equivalents from these entities. At the vesting date, the fair value of each vested phantom incentive unit is measured; however, no adjustment to the per unit equity value is made. These awards are settled in shares of the Company’s Non-Voting Common Stock under the 2013 Plan determined based on the unadjusted per unit equity value and the closing price of the stock observed on the vesting date.

Phantom incentive units are not reserved for issuance; rather, the Company determines the number of authorized phantom incentive unit awards annually on the first business day of the fiscal year. The awards are subject to the Non-Voting Common Stock reserves defined under the 2013 Plan, as described above.

Atlanta Capital Phantom Incentive Plan

A summary of phantom incentive unit activity for the year ended October 31, 2019 is presented below:

		Weighted-
	Phantom	Average
	Incentive	Grant Date
	Units	Fair Value
Unvested, beginning of period	19,931	$142.31
Granted	19,531	133.12
Vested	(1,992)	142.31
Unvested, end of period	37,470	$137.52

As of October 31, 2019, there was $3.8 million of compensation cost related to unvested awards granted under the Atlantic Capital Phantom Incentive Plan not yet recognized. That cost is expected to be recognized over a weighted-average period of 3.5 years.

Subsequent event

In the first quarter of fiscal 2020, the Company granted a total of 23,938 phantom incentive units under the Atlantic Capital Phantom Incentive Plan at a grant date fair value of $150.42 per unit.

Parametric Phantom Incentive Plans

The terms of the 2018 Parametric Phantom Incentive Plan (2018 Parametric Plan) are substantially equivalent to the 2016 Parametric Phantom Incentive Plan (2016 Parametric Plan), except that under the 2018 Parametric Plan, the awards are unitized such that one unit of Parametric is equivalent to 100 phantom incentive units (under the 2016 Parametric Plan, one unit of Parametric is equivalent to one phantom incentive unit).

During the fourth quarter of fiscal 2019, the Company completed an exchange offer transaction accounted for as a modification through which a majority of the outstanding phantom incentive units granted under the Parametric Phantom Incentive Plans were cancelled and exchanged for restricted shares of the Company’s Non-Voting Common Stock issued under the 2013 Plan. The Company does not intend to grant any additional phantom incentive units under the Parametric Phantom Incentive Plans. The replacement restricted shares of the Company’s Non-Voting Common Stock will vest pursuant to the same time-based vesting schedules established at the grant date of the cancelled phantom incentive units. The number of restricted stock awards issued in exchange upon the close of the exchange offer was determined by a fixed exchange ratio equal to: (1) the unadjusted per unit equity value of Parametric of $2,939 and $29.39 for awards granted under the 2016 Parametric Plan and the 2018 Parametric Plan, respectively, determined as of July 19, 2019 in accordance with the methodology described above; divided by (2) the closing price of the Company’s Non-Voting Common Stock of $44.34 observed on that same date. Since the canceled phantom units were exchanged for restricted shares on a fair value basis, no incremental value was conveyed to the holders of the phantom incentive units. Therefore, the total compensation cost attributable to the replacement restricted shares is based on the grant date fair value of the cancelled phantom units not yet recognized as of the modification date.

A summary of phantom incentive unit activity for the year ended October 31, 2019 under the 2016 Parametric Plan is presented below:

		Weighted-
		Average
	Phantom	Grant Date
	Incentive	Fair Value
	Units	Per Unit
Unvested, beginning of period	6,222	$2,010.27
Vested	(825)	1,956.11
Forfeited	(248)	1,991.57
Exchanged for restricted shares(1)	(5,074)	2,939.00
Unvested, end of period	75	$2,091.93

(1)

Reflects Parametric phantom incentive units exchanged for restricted shares upon the close of the exchange offer transaction in the fourth quarter of fiscal 2019 determined using a fixed exchange ratio based on a $2,939 per unit value of Parametric for awards granted under the 2016 Parametric Plan determined as of July 19, 2019.

A summary of phantom incentive unit activity for the year ended October 31, 2019 under the 2018 Parametric Plan is presented below:

		Weighted-
		Average
	Phantom	Grant Date
	Incentive	Fair Value
	Units	Per Unit
Unvested, beginning of period	1,530	$22.09
Granted	355,067	22.83
Vested	(1,034)	22.74
Forfeited	(18,780)	22.83
Exchanged for restricted shares(1)	(330,886)	29.39
Unvested, end of period	5,897	$22.82

(1)

Reflects Parametric phantom incentive units exchanged for restricted shares upon the close of the exchange offer transaction in the fourth quarter of fiscal 2019 determined using a fixed exchange ratio based on a $29.39 per unit value of Parametric for awards granted under the 2018 Parametric Plan determined as of July 19, 2019.

As of October 31, 2019, there was $0.1 million of unrecognized compensation cost related to unvested awards granted under each of the 2016 Parametric Plan and the 2018 Parametric Plan. The expense associated with these awards is expected to be recognized over a weighted-average period of 2.7 years and 4.0 years, respectively.

Stock Option Income Deferral Plan

The Company has established an unfunded, non-qualified Stock Option Income Deferral Plan to permit key employees to defer recognition of income upon exercise of non-qualified stock options previously granted by the Company. As of October 31, 2019, options to purchase 0.2 million shares have been exercised and placed in trust with the Company.

13.Employee Benefit Plans

Profit Sharing and Savings Plan

The Company has a Profit Sharing and Savings Plan for the benefit of employees. The Profit Sharing and Savings Plan is a defined contribution profit sharing plan with a 401(k) deferral component. All full-time employees who have met certain age and length of service requirements are eligible to participate in the plan. The plan allows participating employees to make elective deferrals of compensation up to the plan’s annual limits. The Company then matches each participant’s contribution on a dollar-for-dollar basis to a maximum of $2,000 per annum. In addition, the Company may, at its discretion, contribute up to 15 percent of eligible employee compensation to the plan, to a maximum of $41,250, $40,500 and $39,750 per employee for the years ended October 31, 2019, 2018 and 2017. The Company’s expense under the plan was $31.3 million, $29.5 million and $25.3 million for the years ended October 31, 2019, 2018 and 2017, respectively.

Supplemental Profit Sharing Retirement Plan

The Company has an unfunded, non-qualified Supplemental Profit Sharing Retirement Plan whereby certain key employees of the Company may receive profit sharing contributions in excess of the amounts allowed under the Profit Sharing and Savings Plan. Participation in the Supplemental Profit Sharing Retirement Plan has been frozen and is restricted to employees who qualified as participants on November 1, 2002. The Company did not make any contributions to the plan in fiscal 2019. Participants in the Supplemental Profit Sharing Retirement Plan continue to earn investment returns on their balances commensurate with those earned in the employer-directed portion of the Profit Sharing and Savings Plan. The Company’s expense under the Supplemental Profit Sharing Retirement Plan for the years ended October 31, 2019, 2018 and 2017 was $28,312, $1,128 and $34,599, respectively.

14.Common Stock

All outstanding shares of the Company’s Voting Common Stock are deposited in a voting trust, the trustees of which have unrestricted voting rights with respect to the Voting Common Stock. The trustees of the voting trust are all officers of the Company. Non-Voting Common shares do not have voting rights under any circumstances. During fiscal 2019, the Company did not issue or repurchase any Voting Common Stock.

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

In fiscal 2019, the Company purchased and retired approximately 1.6 million shares of its Non-Voting Common Stock under the current repurchase authorization and approximately 5.8 million shares under a previous repurchase authorization. As of October 31, 2019, approximately 6.3 million additional shares may be repurchased under the current authorization.

15.Non-operating Income (Expense)

The components of non-operating income (expense) for the years ended October 31, 2019, 2018 and 2017 were as follows:

(in thousands)	2019	2018	2017
Interest and other income	$43,665	$35,150	$22,501
Net gains (losses) on investments and derivatives (1)	8,255	(24,319)	(1,901)
Net foreign currency losses	(880)	(765)	(1,297)
Gains and other investment income, net	51,040	10,066	19,303
Interest expense	(23,795)	(23,629)	(27,496)
Loss on extinguishment of debt	-	-	(5,396)
Other income (expense) of consolidated CLO entities:
Interest income	74,512	14,883	-
Net gains (losses) on bank loans and other investments
and note obligations	(4,240)	1,999	-
Gains and other investment income, net	70,272	16,882	-
Structuring and closing fees	(6,337)	(4,830)	-
Interest expense	(53,013)	(10,456)	-
Interest and other expense	(59,350)	(15,286)	-
Total non-operating income (expense)	$38,167	$(11,967)	$(13,589)

(1)	Fiscal 2018 includes a $6.5 million loss associated with the Company's determination not to exercise its option to acquire an additional 26 percent ownership in Hexavest.

16.Income Taxes

The provision for income taxes for the years ended October 31, 2019, 2018 and 2017 consists of the following:

(in thousands)	2019	2018	2017
Current:
Federal	$100,812	$104,510	$136,959
State	29,938	26,942	22,753
Deferred:
Federal	3,222	24,894	11,952
State	1,280	357	2,002
Total	$135,252	$156,703	$173,666

On December 22, 2017, the Tax Cuts and Jobs Act (2017 Tax Act) was signed into law in the U.S. Among other significant changes, the 2017 Tax Act reduced the statutory federal income tax rate for U.S. corporate taxpayers from a maximum of 35 percent to 21 percent and required the deemed repatriation of foreign earnings not previously subject to U.S. taxation.

The following table reconciles the U.S. statutory federal income tax rate to the Company’s effective tax rate for the years ended October 31, 2019, 2018 and 2017:

	2019	2018	2017
Statutory U.S. federal income tax rate(1)	21.0%	23.3%	35.0%
State income tax, net of federal income tax benefits	4.7	4.4	3.5
Net income attributable to non-controlling and other beneficial
Interests	(1.2)	(0.7)	(1.8)
Non-recurring impact of U.S. tax reform	-	4.4	-
Stock-based compensation	0.2	0.4	0.3
Net excess tax benefits from stock-based compensation plans(2)	(1.0)	(3.2)	-
Other items	0.5	0.2	-
Effective income tax rate	24.2%	28.8%	37.0%

(1)The Company's statutory U.S. federal income tax rate for the year ended October 31, 2018 was a blend of 35 percent and 21 percent based on the number of days in the Company's fiscal year before and after the January 1, 2018 effective date of the reduction in the federal corporate income tax rate pursuant to the 2017 Tax Act.

(2)Reflects the impact of the adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which was adopted by the Company as of November 1, 2017 and requires additional paid-in-capital to be recognized as income tax benefit or income tax expense in the period of vesting or settlement. For the year ended October 31, 2017, net excess tax benefits of approximately $3.2 million were included in additional paid-in-capital.

The Company’s income tax provision for the year ended October 31, 2019 included $3.2 million of charges associated with certain provisions of the 2017 Tax Act taking effect for the Company in fiscal 2019, relating principally to limitations on the deductibility of executive compensation. The Company’s income tax provision was reduced by net excess tax benefits of $5.4 million related to the exercise of employee stock options and vesting of restricted stock awards during the period, and $8.4 million related to net income attributable to redeemable non-controlling interests and other beneficial interests, which is not taxable to the Company.

The Company’s income tax provision for the year ended October 31, 2018 included a non-recurring charge of $24.0 million to reflect the enactment of the 2017 Tax Act. This non-recurring charge was based on guidance issued by the Internal Revenue Service (IRS) and the Company’s interpretation of certain provisions of the tax law changes. The charge consists of $21.2 million from the revaluation of the Company’s deferred tax assets and liabilities and $2.8 million for the deemed repatriation of foreign-sourced net earnings not previously subject to U.S. taxation. The Company’s income tax provision was reduced by net excess tax benefits of $17.5 million related to the exercise of stock options and vesting of restricted stock during the period, and $4.4 million related to the net income attributable to redeemable non-controlling interests and other beneficial interests, which is not taxable to the Company.

As of October 31, 2019, the Company considers the undistributed earnings of certain foreign subsidiaries to be indefinitely reinvested in foreign operations. As of October 31, 2019, the Company had approximately $11.4 million of undistributed earnings primarily from foreign operations in the U.K. that are not available to fund domestic operations or to distribute to shareholders unless repatriated. Reflecting the treatment of taxable deemed distributions under the 2017 Tax Act, the impact of Global Intangible Low Taxed Income on the Company’s future foreign earnings and lack of withholding tax imposed by certain foreign governments, any future tax liability with respect to these undistributed earnings is immaterial.

As of October 31, 2019, the Company had approximately $8.5 million of undistributed earnings from its Canadian subsidiary. The Company no longer considers the undistributed earnings of its Canadian subsidiary to be indefinitely reinvested in foreign operations. This change in assertion allowed the Canadian subsidiary to declare and pay a $65.2 million dividend in April 2019 to its U.S. parent company, which is a wholly-owned subsidiary of the Company. The payment of this dividend had no financial statement impact, as all previously undistributed earnings from the Canadian subsidiary were subject to taxation in fiscal 2018 due to the 2017 Tax Act. The dividend did, however, result in a $0.5 million reduction in our fiscal 2019 tax expense due to a realized foreign exchange loss.

Deferred income taxes reflect the expected future tax consequences of temporary differences between the carrying amounts and tax basis of the Company’s assets and liabilities. The significant components of deferred income taxes were as follows:

(in thousands)	2019	2018
Deferred tax assets:
Stock-based compensation	$45,505	$41,759
Investment basis in partnerships	25,245	10,050
Deferred rent	8,017	8,129
Differences between book and tax bases of investments	7,893	6,988
Compensation and benefit expense	5,259	4,202
Federal benefit of unrecognized state tax benefits	282	247
Other	193	240
Total deferred tax asset	$92,394	$71,615

Deferred tax liabilities:
Deferred sales commissions	$(14,189)	$(12,422)
Differences between book and tax bases of property	(7,270)	(6,691)
Differences between book and tax bases of goodwill
and intangibles	(8,218)	(5,008)
Unrealized net holding gains on investments	-	(1,579)
Unrealized gains on derivative instruments	(56)	(89)
Total deferred tax liability	$(29,733)	$(25,789)
Net deferred tax asset	$62,661	$45,826

As of October 31, 2019 and 2018, no valuation allowance has been recorded for deferred tax assets, reflecting management’s belief that all deferred tax assets will be utilized.

The changes in gross unrecognized tax benefits, excluding interest and penalties, for the years ended October 31, 2019, 2018 and 2017 were as follows:

(in thousands)	2019	2018	2017
Beginning balance	$695	$1,029	$1,859
Additions for tax positions of prior years	-	7	12
Additions based on tax positions related to current year	74	93	75
Reductions for tax positions of prior years	(26)	-	(898)
Reductions for settlements with taxing authorities	-	-	(19)
Lapse of statute of limitations	-	(434)	-
Ending balance	$743	$695	$1,029

Unrecognized tax benefits, if recognized, would reduce the income tax provision by $0.7 million, $0.7 million and $1.0 million, respectively, for the years ended October 31, 2019, 2018 and 2017.

The Company recognized $0.1 million in interest and penalties in its income tax provision for both of the years ended October 31, 2019 and 2018, respectively. The Company did not recognize any interest or penalties in its income tax provision for the year ended October 31, 2017. Accrued interest and penalties, which are included as a component of unrecognized tax benefits, totaled $0.8 million and $0.7 million at October 31, 2019 and 2018, respectively.

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

17.Non-controlling and Other Beneficial Interests

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

Redeemable non-controlling interests at other than fair value

In fiscal 2017, the Company acquired the remaining direct profit interests held by the non-controlling interest holders of Atlanta Capital (see Note 9). As a result, the Company had no non-controlling interests that are redeemable at other than fair value as of October 31, 2019 and 2018.

Redeemable non-controlling interests at fair value

Redeemable non-controlling interests include vested interests held by employees of the Company’s majority-owned subsidiaries and are recorded in temporary equity at estimated redemption value. Future payments to purchase these interests reduce temporary equity. Future changes in the redemption value of these interests are recognized as increases or decreases to additional paid-in capital. Redeemable non-controlling interests also include interests in the Company’s consolidated sponsored funds, given that investors in those funds may request withdrawals at any time.

In the fourth quarter of fiscal 2019, the Company purchased all remaining outstanding non-controlling profit and capital interests in Parametric held by current and former Parametric employees (see Note 9).

The components of net (income) loss attributable to non-controlling and other beneficial interests for the years ended October 31, 2019, 2018 and 2017 were as follows:

(in thousands)	2019	2018	2017
Consolidated sponsored funds	$(20,081)	$232	$(6,816)
Majority-owned subsidiaries	(12,760)	(16,199)	(16,895)
Non-controlling interest value adjustments(1)	-	-	(531)
Net income attributable to non-controlling and
other beneficial interests	$(32,841)	$(15,967)	$(24,242)

(1)	Relates to non-controlling interests redeemable at other than fair value.

18.Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), net of tax, for the years ended October 31, 2019, 2018 and 2017 were as follows:

(in thousands)	Unamortized Net Gains on Cash Flow Hedges(1)	Net Unrealized Gains on Available-for-Sale Investments	Foreign Currency Translation Adjustments	Total
Balance at October 31, 2016	$687	$2,943	$(61,213)	$(57,583)
Other comprehensive income (loss),
before reclassifications and tax	(684)	1,930	9,310	10,556
Tax impact	271	(743)	-	(472)
Reclassification adjustments, before tax	40	(4)	-	36
Tax impact	(13)	2	-	(11)
Net current period other comprehensive
income (loss)	(386)	1,185	9,310	10,109
Balance at October 31, 2017	$301	$4,128	$(51,903)	$(47,474)
Other comprehensive income (loss),
before reclassifications and tax	-	2,409	(5,192)	(2,783)
Tax impact	-	(699)	-	(699)
Reclassification adjustments, before tax	(132)	(2,940)	-	(3,072)
Tax impact	31	816	-	847
Net current period other comprehensive
income (loss)	(101)	(414)	(5,192)	(5,707)
Balance at October 31, 2018	$200	$3,714	$(57,095)	$(53,181)
Cumulative effect adjustment upon
adoption of new accounting standard
(ASU 2016-01)(2)	-	(3,714)	-	(3,714)
Balance at November 1, 2018, as adjusted	200	-	(57,095)	(56,895)
Other comprehensive loss, before
reclassifications and tax	-	-	(1,322)	(1,322)
Tax impact	-	-	-	-
Reclassification adjustments, before tax	(133)	-	-	(133)
Tax impact	33	-	-	33
Net current period other comprehensive
loss	(100)	-	(1,322)	(1,422)
Balance at October 31, 2019	$100	$-	$(58,417)	$(58,317)

(1)

Amounts reclassified from accumulated other comprehensive income (loss), net of tax, represent the amortization of net gains on qualifying derivative financial instruments designated as cash flow hedges over the life of the Company's senior notes into interest expense on the Consolidated Statements of Income.

(2)

Upon adoption of ASU 2016-01 on November 1, 2018, unrealized holding gains, net of related income tax effects, attributable to investments in non-consolidated sponsored funds and other investments previously classified as available-for-sale investments were reclassified from accumulated other comprehensive income (loss) to retained earnings.

19.Earnings per Share

The following table sets forth the calculation of earnings per basic and diluted shares for the years ended October 31, 2019, 2018 and 2017:

(in thousands, except per share data)	2019	2018	2017
Net income attributable to Eaton Vance Corp. shareholders	$400,035	$381,938	$282,131
Weighted-average shares outstanding – basic	110,064	114,745	110,918
Incremental common shares	4,324	8,187	5,500
Weighted-average shares outstanding – diluted	114,388	122,932	116,418
Earnings per share:
Basic	$3.63	$3.33	$2.54
Diluted	$3.50	$3.11	$2.42

Antidilutive common shares related to stock options and unvested restricted stock excluded from the computation of earnings per diluted share were approximately 6.0 million, 2.1 million and 3.7 million for the years ended October 31, 2019, 2018 and 2017, respectively.

20.Commitments and Contingencies

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

The Company leases certain office space and equipment under non-cancellable operating leases. The office space leases expire over various terms that extend through 2039. Certain of the leases contain renewal options. The lease payments are recognized on a straight-line basis over the non-cancellable term of each lease plus any anticipated extensions. Rent expense under these leases totaled $24.5 million, $23.2 million and $21.9 million, respectively, for the years ended October 31, 2019, 2018 and 2017. Future minimum lease commitments were as follows:

Year Ending October 31,
(in thousands)	Amount
2020	$25,239
2021	26,242
2022	26,296
2023	25,642
2024	25,614
2025 – thereafter	252,694
Total	$381,727

Other commitments and contingencies include puts and calls related to non-controlling profit interests granted under the Atlanta Capital Plan (see Note 9).

21. Related Party Transactions

Sponsored funds

The Company is an investment adviser to, and has administrative agreements with, certain funds that it sponsors for which employees of the Company are officers and/or directors. Substantially all of the services to these entities for which the Company earns a fee, including management, distribution and shareholder services, are provided under contracts that set forth the services to be provided and the fees to be charged. Certain of these contracts are subject to annual review and approval by the funds’ boards of directors or trustees.

Revenues for services provided or related to sponsored funds for the years ended October 31, 2019, 2018 and 2017 were as follows:

(in thousands)	2019	2018(1)	2017(1)
Management fees	$999,256	$1,015,263	$918,539
Distribution and underwriter fees	85,612	97,371	95,553
Service fees	123,073	122,231	117,520
Shareholder service fees included in other revenue	6,435	6,107	4,482
Total	$1,214,376	$1,240,972	$1,136,094

(1)

Prior period amounts have been adjusted as a result of the retrospective adoption of ASU 2014-09. See Note 1, Summary of Significant Accounting Policies, for further information on the impact of the adoption of ASU 2014-09.

For the years ended October 31, 2019, 2018 and 2017, the Company contractually waived management fees it was otherwise entitled to receive of $19.1 million, $17.6 million and $16.7 million, respectively.

Separately, for the same periods, the Company provided subsidies to sponsored funds of $27.7 million, $26.9 million and $13.9 million, respectively. Fee waivers and fund subsidies are recognized as a reduction to management fees on the Consolidated Statements of Income.

Sales proceeds and net realized gains for the years ended October 31, 2019, 2018 and 2017 from investments in non-consolidated sponsored funds were as follows:

(in thousands)	2019	2018	2017
Proceeds from sales	$7,831	$21,192	$14,136
Net realized gains	5,505	3,240	306

The Company directly pays all ordinary operating expenses of certain sponsored funds (excluding investment advisory and administrative fees) for which it earns an all-in management fee. For the years ended October 31, 2019, 2018 and 2017, expenses of $13.2 million, $14.2 million and $15.3 million, respectively, were incurred by the Company pursuant to these arrangements.

Included in management fees and other receivables at October 31, 2019 and 2018 are receivables due from sponsored funds of $104.1 million and $104.9 million, respectively. Included in accounts payable and accrued expenses at October 31, 2019 and 2018 are payables due to sponsored funds of $2.2 million and $3.2 million, respectively, relating primarily to fund subsidies.

Loan to affiliate

On December 23, 2015, EVMC, a wholly owned subsidiary of the Company, loaned $5.0 million to Hexavest under a term loan agreement to seed a new investment strategy. The loan renews automatically for an additional one-year period on each anniversary date unless written termination notice is provided by EVMC. Through October 31, 2018, the Company earned interest equal to the one-year Canadian Dollar Offered Rate plus 200 basis points. In November 2018, the Company amended the term loan agreement to reduce the market interest rate of the loan to be equal to the one-year Canadian Dollar Offered Rate plus 100 basis points. Hexavest may prepay the loan in whole or in part at any time without penalty. The Company recorded $0.2 million of interest income related to the loan in gains (losses) and other investment income, net, on the Company’s Consolidated Statement of Income during the fiscal years ended October 31, 2019 and 2018. Interest due from Hexavest under this arrangement included in other assets on the Company’s Consolidated Balance Sheets was $15,000 and $16,000 at October 31, 2019 and 2018, respectively.

Employee loan program

The Company has established an Employee Loan Program under which a program maximum of $20.0 million is available for loans to officers (other than executive officers) and other key employees of the Company for purposes of financing the exercise of employee stock options. Loans are written for a seven-year period, at varying fixed interest rates (currently ranging from 0.9 percent to 2.9 percent), are payable in annual installments commencing with the third year in which the loan is outstanding and are collateralized by the stock issued upon exercise of the option. All loans under the program must be made on or before October 31, 2022. Loans outstanding under this program, which are full recourse in nature, are reflected as notes receivable from stock option exercises in shareholders’ equity and totaled $8.4 million and $8.1 million at October 31, 2019 and 2018, respectively.

22.Regulatory Requirements

The Company is required to maintain net capital in certain regulated subsidiaries within a number of jurisdictions. Such requirements may limit the Company’s ability to make withdrawals of capital from these subsidiaries.

Eaton Vance Distributors, Inc. (EVD), a wholly-owned subsidiary of the Company and principal underwriter of the Eaton Vance-, Parametric- and Calvert-branded funds, is subject to the U.S. Securities and Exchange Commission’s uniform net capital rule, which requires the maintenance of minimum net capital. For purposes of this rule, EVD had net capital of $92.6 million at October 31, 2019, which exceeded its minimum net capital requirement of $4.4 million as of such date. The ratio of aggregate indebtedness to net capital at October 31, 2019 was 0.71-to-1.

At October 31, 2019, the Company was required to maintain net capital in certain other regulated subsidiaries. The Company was in compliance with all applicable regulatory minimum net capital requirements.

23.Concentrations of Credit Risk and Significant Relationships

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents held. The Company maintains cash and cash equivalents with various financial institutions. Cash deposits maintained at a financial institution may exceed the federally insured limit.

During the fiscal years ended October 31, 2019, 2018 and 2017, there were no sponsored funds or separate account customers, related funds or other clients that provided over 10 percent of the total revenue of the Company.

24.Geographic Information

Revenues by principal geographic area for the years ended October 31, 2019, 2018 and 2017 were as follows:

(in thousands)	2019	2018(1)	2017(1)
Revenue:
U.S.	$1,622,163	$1,625,173	$1,470,693
International	61,089	67,249	61,418
Total	$1,683,252	$1,692,422	$1,532,111

(1)

Prior year amounts have been adjusted as a result of the retrospective adoption of ASU 2014-09. See Note 1, Summary of Significant Accounting Policies, for further information on the impact of the adoption of ASU 2014-09.

Long-lived assets by principal geographic area as of October 31, 2019 and 2018 were as follows:

(in thousands)	2019	2018
Long-lived Assets:
U.S.	$71,000	$50,459
International	1,798	1,969
Total	$72,798	$52,428

International revenues and long-lived assets are attributed to countries based on the location in which revenues are earned and where the assets reside.

25.Comparative Quarterly Financial Information (Unaudited)

	2019
(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year

Total revenue	$406,416	$411,861	$431,235	$433,740	$1,683,252
Operating income	$121,130	$127,173	$137,135	$135,433	$520,871
Net income	$92,260	$113,130	$108,536	$118,950	$432,876
Net income attributable to Eaton
Vance Corp. shareholders	$86,801	$101,807	$102,221	$109,206	$400,035
Earnings per Share:
Basic	$0.77	$0.92	$0.94	$1.00	$3.63
Diluted	$0.75	$0.89	$0.90	$0.96	$3.50

	2018
(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year

Total revenue	$420,236	$412,700	$428,691	$430,795	$1,692,422
Operating income	$135,800	$132,686	$142,264	$144,452	$555,202
Net income	$88,511	$96,406	$107,775	$105,213	$397,905
Net income attributable to Eaton
Vance Corp. shareholders	$78,056	$96,601	$101,794	$105,487	$381,938
Earnings per Share:
Basic	$0.68	$0.84	$0.89	$0.93	$3.33
Diluted	$0.63	$0.78	$0.83	$0.87	$3.11

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Eaton Vance Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Eaton Vance Corp. and subsidiaries (the "Company") as of October 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows, for each of the three years in the period ended October 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of October 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 20, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Redeemable Non-Controlling Interest – Valuation of Certain Subsidiaries — Refer to Notes 1, 9 and 17 to the financial statements

Critical Audit Matter Description

Redeemable non-controlling interests include vested interests held by employees of the Company’s majority-owned subsidiaries and are recorded in temporary equity at estimated redemption value. The Company reported $285.9 million in redeemable non-controlling interests as of October 31, 2019, which includes the following, in millions, all of which are redeemable at fair value:

•Vested profit interests granted under the long-term equity incentive plan of Atlanta Capital Management, LLC (“Atlanta Capital”)	$25.2
•Vested profit interests granted under the long-term incentive plan of Parametric Portfolio Associated LLC (“Parametric”)	-
•Non-controlling interests in Parametric issued in conjunction with the Parametric Risk Advisors LLC final put option	-
$25.2

During the fourth quarter of 2019, the Company completed a tender offer to repurchase units of Parametric. As a result of this repurchase the units are no longer outstanding as of October 31, 2019. The following represents the fair value of the units that were repurchased, included within the reported value of purchases of non-controlling interests on the consolidated statement of shareholders’ equity and included in purchases of additional non-controlling interests within the consolidated statement of cash flows.

Redeemable non-controlling interests, in millions, at fair value:

•Purchase of profit interests granted under the long-term equity incentive plan of Parametric Portfolio Associated LLC (“Parametric”)	$61.2
•Purchase of non-controlling interests in Parametric issued in conjunction with the Parametric Risk Advisors LLC final put option	$12.3

The Company performs appraisals of Parametric and Atlanta Capital at least annually that serve as the basis for the above recorded values.

Parametric: This appraisal relates to (1) the vested units granted under the Parametric-specific long-term equity incentive plan as described in Notes 9 and 17, (2) the unvested units granted under the Parametric-specific long-term equity plan as described in Notes 9 and 17, and (3) units exchanged as consideration for the acquisition of Parametric Risk Advisers LLC as described above and in Note 9. Each of the three components valued within the appraisal are developed using two models, an income approach and a market approach, which are weighted by the Company to calculate the fair value. Fair value is primarily based on future expected cash flows, market rate assumptions, and discount rates.

Atlanta Capital: This appraisal relates to the vested units granted under the Atlanta Capital-specific long-term equity incentive plan as described in Notes 9 and 17. The appraisal is developed using two models, an income approach and a market approach, which are weighted by the Company to calculate the fair value. Fair value is primarily based on future expected cash flows, market rate assumptions, and discount rates.

Auditing the valuations of Parametric and Atlanta Capital involved a high degree of judgment and an increased extent of effort, including the need to involve our fair value specialists, in evaluating management’s judgments especially as it relates to future expected cash flows, market rate assumptions, discount rates, as well as the weightings of the income approach and market approach.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the fair value of Parametric and Atlanta Capital included the following:

•We tested the design and operating effectiveness of controls over the Company’s valuation of Parametric and Atlanta Capital, including those related to model validation and verification of inputs.

•We evaluated the valuation methodologies used by the Company to determine whether they were consistent with generally accepted valuation practices.

•We evaluated certain fair value assumptions by performing detailed procedures on the Company’s valuation. These included, but were not limited to, the involvement of our fair value specialists in the evaluation of business and valuation assumptions, including revenue growth projections and discount rates, and methodologies utilized in the valuation models.

We independently estimated discount rates for Parametric and Atlanta Capital used by the Company in the income approach.

We performed an analysis of inflation, economic, and industry growth statistics to determine whether the Company’s long-term growth rate used in the income approach fell within an acceptable range of the market data.

We evaluated the appropriateness of the Company’s selection of guideline public companies and the calculations of selected valuation multiples used by the Company in the market approach.

We evaluated the appropriateness of the Company’s weighting of the income approach and the market approach in the determination of fair value.

•We also held various discussions with accounting and operations management regarding the business assumptions utilized in the valuation models and, on a test basis, obtained audit support to substantiate the assumptions therein.

•We assessed the reasonableness of cash flow projections by performing a look-back analysis which involved comparing historical projected cash flows to actual results for the same period.

•We evaluated whether the assumptions used were consistent with evidence obtained in other areas of the audit.

Given the valuation of Parametric was the basis for the value of the repurchased non-controlling interests in the tender offer, we additionally agreed the cash payments that comprise the reported value of the purchases of additional non-controlling interests to the underlying bank statements.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts

December 20, 2019

We have served as the Company's auditor since 1959.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2019. Disclosure controls and procedures are designed to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rule and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), to allow timely decisions regarding required disclosure. Our CEO and CFO participated in this evaluation and concluded that, as of October 31, 2019, our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting that occurred during the fourth quarter of our fiscal year ended October 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Management on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting.

Management has evaluated the effectiveness of the Company’s internal control over financial reporting as of October 31, 2019 based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment, management concluded that the Company’s internal control over financial reporting was effective as of October 31, 2019.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited the financial statements that are included in this annual report and expressed an opinion thereon. Deloitte & Touche LLP has also expressed an opinion on the effectiveness of the Company’s internal control over financial reporting as of October 31, 2019. This report appears on page 137.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Eaton Vance Corp.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Eaton Vance Corp. and subsidiaries (the “Company”) as of October 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended October 31, 2019, of the Company and our report dated December 20, 2019, expressed an unqualified opinion on those financial statements.

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

December 20, 2019

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the name, age and positions of our Directors, executive officers and certain other officers of Eaton Vance Corp. at October 31, 2019. Additionally, the table indicates the functional committees of our Board of Directors (Board) on which each Director serves.

				Board Committee
Name	Age	Gender	Tenure as Director	Audit	Compensation	Nominating and Governance
Thomas E. Faust Jr.* Chairman of the Board, Chief Executive Officer and President	61	M	17
Brian D. Langstraat Director, Chief Executive Officer of Parametric Portfolio Associates LLC	51	M	5
Ann E. Berman Independent Director	67	F	13	○	●	●
Leo I. Higdon, Jr. Lead Independent Director	73	M	19		●
Paula A. Johnson Independent Director	60	F	1			●
Dorothy E. Puhy Independent Director	68	F	13	●		○
Winthrop H. Smith, Jr. Independent Director	70	M	15	●	○	●
Richard A. Spillane, Jr. Independent Director	68	M	10		●	●
Daniel C. Cataldo* Vice President and Chief Administrative Officer	59	M	-
Laurie G. Hylton* Vice President and Chief Financial Officer	53	F	-
Frederick S. Marius* Vice President, Secretary and Chief Legal Officer	56	M	-
Julie E. Rozen Vice President and Chief Accounting Officer	47	F	-
Matthew J. Witkos President of Eaton Vance Distributors, Inc.	53	M	-
○	Chairperson
*	Members of the Company’s Executive Management Committee. The Executive Management Committee provides strategic guidance and makes key decisions regarding the Company’s overall corporate strategy.

Our Directors have significant leadership and professional experience and bring a wide array of skills and expertise to the oversight of the Company. The core qualifications and areas of expertise represented on our Board include:

Executive Leadership 8 of 8 Directors Directors with senior executive leadership experience.	Public Company Boards 5 of 8 Directors Directors with other experience serving on public company boards.
Risk Management and Compliance 6 of 8 Directors Directors with experience in risk management and compliance oversight.	Industry 5 of 8 Directors Directors with operating and managerial experience in the financial services industry.

Financial, Accounting or Financial Reporting

7 of 8 Directors

Directors with expertise on financial metrics and performance indicators and experience in the reporting of public company financial results.

Global Business 4 of 8 Directors Directors with international business strategy or operations experience.

The Board is elected annually by the holders of the Company’s Voting Common Stock.

Mr. Faust has served as Chairman of the Board and Chief Executive Officer of the Company since November 2007. Mr. Faust was elected President of the Company in January 2006 and served as Chief Investment Officer of Eaton Vance Management from November 2001 until October 2007. He was Executive Vice President of the Company from January 2000 through January 2006 and Vice President of Eaton Vance Management from December 1987 to January 2000. Mr. Faust also serves on the Company’s Executive Committee.

Mr. Faust brings to his service on the Board extensive business and investment management experience as the Company’s Chief Executive Officer.

Mr. Langstraat has served as Chief Executive Officer of Parametric Portfolio Associates LLC (Parametric), a subsidiary of the Company, since June 2001. He was Managing Director and Chief Operating Officer of Parametric from 1997 to May 2001.

Mr. Langstraat brings to his service on the Board extensive business and investment management experience as Parametric’s Chief Executive Officer.

Ms. Berman served as a Senior Advisor to the President of Harvard University from April 2006 to June 2009 and as the Vice President of Finance and Chief Financial Officer of Harvard University from October 2002 to April 2006. Ms. Berman has served as a Director of Cantel Medical Corp. since March 2011 and a Director of Loews Corporation since 2006.

Ms. Berman brings to her service on the Board accounting and financial management expertise, including extensive risk management experience gained during her tenure at Harvard University, where she served on the Board of Harvard Management Company as well as having responsibilities for finance and research administration as the Chief Financial Officer. In addition to her experience on the boards and audit committees of other public companies, Ms. Berman serves on the Board of Beth Israel Deaconess Medical Center, where she chairs the Compliance and Risk Committee.

Mr. Higdon served as President of Connecticut College from June 2006 to December 2013 and as President of the College of Charleston from October 2001 to June 2006. Mr. Higdon’s financial experience includes a 20-year tenure at Salomon Brothers Inc., holding various positions including Managing Director and Vice Chairman. Mr. Higdon has served as a Director of Citizens Financial Group, Inc. since August 2014 and a Director of Encompass Health Corporation since August 2004, where he is currently Chairman of the Board. Mr. Higdon also serves on the Company’s Executive Committee.

Mr. Higdon brings to his service on the Board extensive leadership and financial service industry expertise gained during his tenure at Salomon Brothers Inc., as well as his experience as a board member of other public companies.

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

Dr. Johnson brings to her service on the Board leadership and risk management expertise, as well as valuable insight on running large complex organizations within the areas of education, medicine, public health and public policy, along with her experience as a board member of non-for-profit and public companies.

Ms. Puhy served as Executive Vice President and Chief Operating Officer of Dana-Farber Cancer Institute from July 2012 to March 2019 and as Chief Financial Officer of Dana-Farber from March 2004 to July 2012. Ms. Puhy has served as a Director of Abiomed, Inc. since 2003, where she is currently lead independent Director, and as a Director of Blue Cross Blue Shield of Massachusetts since September 2012.

Ms. Puhy brings to her service on the Board extensive expertise in the areas of finance, strategic planning and enterprise risk management gained during her tenure at Dana Farber, as well as her experience serving on the board and as audit committee chair of other public companies.

Mr. Smith has served as Chairman of Summit Ventures LLC, a private investment firm, since October 2001. Mr. Smith’s financial experience includes a 27-year tenure at Merrill Lynch & Co., where he was formerly Executive Vice President.

Mr. Smith brings to his service on the Board financial, risk management and leadership expertise, including valuable insight on running large, complex organizations with diverse worldwide operations from his experience at Merrill Lynch and Summit Ventures, as well as his experience serving on the board of private and public companies.

Mr. Spillane has been an Adjunct Professor and Executive in Residence at Babson College since 2008. Mr. Spillane held a variety of positions during his 20-year career at Fidelity Investments, including serving as President of Strategic Advisors Inc., a registered investment advisor subsidiary of Fidelity Investments, from 2005 to 2007, and as a member of Fidelity’s Management Committee. Mr. Spillane also serves on the Company’s Executive Committee.

Mr. Spillane brings to his service on the Board risk management, strategic guidance and leadership experience gained during his tenure at Fidelity, including as a member of Fidelity’s Management Committee.

Mr. Cataldo has served as Chief Administrative Officer of the Company since May 2018 and a Vice President of the Company since January 1990. He was Treasurer from March 2012 to April 2018 and Director of Financial Planning and Analysis from 2000 to 2012. Mr. Cataldo has also served as Head of Mutual Fund Operations, Internal Auditor and Chief Accountant since joining the Company in 1984.

Ms. Hylton has served as Chief Financial Officer of the Company since March 2012. Ms. Hylton has been a Vice President of the Company since June 1994 and was the Chief Accounting Officer of the Company from October 1997 through December 2016. She was the Internal Auditor of the Company from June 1994 to October 1997.

Mr. Marius has served as Chief Legal Officer of the Company since June 2008. Mr. Marius has been a Vice President and Secretary of the Company since November 2007, and was Deputy Chief Legal Officer of the Company from November 2007 to June 2008. He has been a Vice President and counsel of Eaton Vance Management since April 2004.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires certain of our officers, our Directors and persons who own more than ten percent of a registered class of the Company’s equity securities to file forms reporting their affiliation with the Company and reports of ownership and changes in ownership of the Company’s equity securities with the U.S. Securities and Exchange Commission (SEC) and the New York Stock Exchange (NYSE). To the best of our knowledge, based on a review of the copies of such reports furnished to us and/or filed with the SEC and representations from certain reporting persons that no reports were required, except as noted below, all Section 16(a) filing requirements applicable to such individuals were complied with for fiscal 2019. On a Form 5 filed with the SEC on December 13, 2019, Laurie G. Hylton reported the sale of shares to cover the exercise cost associated with the exercise of stock options, which sale was not previously reported on a Form 4 due to administrative error.

Codes of Ethics

We have adopted a Code of Business Conduct and Ethics for Directors, Officers and Employees that complies with the criteria provided in NYSE rules. The Code of Business Conduct and Ethics is available on our website at www.eatonvance.com or by calling Investor Relations at 617-482-8260.

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

CORPORATE GOVERNANCE AND INFORMATION ABOUT OUR BOARD AND ITS COMMITTEES

We have memorialized our governance practices in our corporate governance guidelines and the charters of the three functional committees of our Board of Directors. The corporate governance guidelines and charters are intended to ensure that our Board has the necessary authority and practices in place to review and evaluate our business operations and to make decisions independent of the Company’s management. Our corporate governance guidelines also are intended to align the interests of our Directors and management with those of the Company’s shareholders. Our corporate governance guidelines establish the practices our Board follows with respect to Board composition and selection, Board meetings and the involvement of senior management, evaluation of Chief Executive Officer performance, succession planning, Board committees and committee membership, and independent Director compensation. Our Board annually conducts a self-evaluation to assess compliance with our corporate governance guidelines and to identify opportunities to improve Board performance.

Our corporate governance guidelines and committee charters are reviewed periodically and updated as necessary to reflect changes in regulatory requirements and evolving oversight practices. Our corporate governance guidelines were adopted by our Board to, among other things, comply with corporate governance requirements contained in the NYSE listing standards and follow best practices for corporate governance policies. Leo I. Higdon, Jr. serves as the lead independent Director. The lead independent Director is responsible for coordinating the activities of our non-management Directors, coordinating with our Chairman to set the agenda for Board meetings, chairing meetings of our non-management Directors and leading our Board’s performance evaluation of our Chief Executive Officer. Our Board has three functional committees: an Audit Committee, a Compensation Committee and a Nominating and Governance Committee. Refer to the table listed above for the functional committees served on by each of our Directors. The Board of Directors also maintains an Executive Committee consisting of Mr. Faust as Chairman, Chief Executive Officer and President, Mr. Higdon as lead independent Director and Mr. Spillane as independent Director. The Executive Committee may act on behalf of the Board of Directors during circumstances that prevent the full Board from meeting, but is otherwise inactive. Our corporate governance guidelines, as well as the charter for each functional committee of our Board, are available on our website at www.eatonvance.com or by calling Investor Relations at 617-482-8260. In accordance with NYSE rules, we may also make disclosure of the following on our website:

•The identity of the presiding Director at meetings of independent Directors;

•The method for interested parties to communicate directly with the lead independent Director or independent Directors as a group;

•The identity of any member of our Audit Committee who also serves on the audit committees of more than three public companies and, if applicable, a determination by our Board that such simultaneous service will not impair the ability of such member to effectively serve on our Audit Committee; and

•Contributions by us to any tax-exempt organization in which an independent Director serves as an executive officer if, within the preceding three years, contributions in any single fiscal year exceeded the greater of $1 million or 2 percent of such tax-exempt organization’s consolidated gross revenues.

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

Each member of the Committee is an independent director as defined under the applicable rules of the NYSE and the SEC and is a “non-employee director” for purposes of Section 16b-3 of the Securities Exchange Act of 1934.

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

Risk Management

Our Board of Directors has principal responsibility for oversight of the Company’s risk management processes. At each Board meeting, the Board reviews and discusses with senior management the most significant risks facing the Company and receives updates from standing Board committees related to specific risks and risk processes within their purview, as further described below. Regular operational, financial and legal updates provided by the Company’s Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and Chief Legal Officer, respectively, facilitate coordination of the Board’s risk oversight function.

Our Audit Committee has primary responsibility for the oversight and evaluation of the integrity of the Company’s financial reporting processes, including the effectiveness of internal controls, the Company’s compliance with legal and regulatory requirements, the qualifications, independence and performance of the Company’s independent registered public accounting firm and the performance of the Company’s Internal Audit Department. The Audit Committee accomplishes these tasks by receiving regular reports from our Chief Financial Officer, Chief Legal Officer, Chief Information Officer, Chief Accounting Officer and the Director of Internal Audit, as well as updates from the Company’s independent registered public accounting firm. Throughout the year, our Audit Committee also meets in executive session with the Company’s independent registered public accounting firm.

Understanding that it is management’s responsibility to manage risk and bring to the Board’s attention material risks to the Company, management has developed a risk management framework overseen by a cross-functional Enterprise Risk Management Committee and, ultimately, our senior management. Primary responsibilities of the Enterprise Risk Management Committee include top-down risk assessment and mitigation and review of risks related to specific events and circumstances. On a regular basis, representatives of various of the Company’s operational and functional committees, including the Enterprise Security Committee, report to the Enterprise Risk Management Committee, providing a bottom-up perspective on risk and day-to-day risk management. The Enterprise Security Committee is responsible for addressing risks that security incidents can pose on the availability, integrity and confidentiality of the Company’s infrastructure, applications, processes and data. The Enterprise Risk Management Committee reports to the Board through updates provided by senior management addressing discrete events, identified risk management themes and any specific Board requests regarding risk management activities. Given the matrixed nature of our risk management framework and the diversity of potential risks, the Company does not have a standalone Chief Risk Officer.

Additional risk oversight is provided by our Compliance and Internal Audit Departments, as well as our vendor risk program. The primary responsibility of the Compliance Department is to help ensure that the Company’s compliance and ethical standards are maintained by establishing and enforcing policies and procedures reasonably designed to prevent violation of laws and regulations. Members of the Compliance Department provide periodic reports to the Audit Committee and regularly attend meetings of the Enterprise Risk Management Committee.

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

The Company’s vendor risk program identifies, evaluates, monitors and manages the risk inherent in using third parties to help run our business, service our clients and support our investment offerings. While outsourcing can help manage costs, obtain necessary expertise, expand available investment offerings and improve services, engagement with third parties introduces risks that must be evaluated prior to engagement and monitored throughout the lifecycle of the outsourced arrangement. The vendor risk program is led by the Chief Financial Officer, who is also a member of the Enterprise Risk Management Committee.

The Company believes that the division of risk management responsibilities described above is an effective approach to addressing the risks facing the Company, and that our Board committee structure supports this approach.

Shareholder Communications to the Board

Interested parties may contact any individual Director, the lead independent Director, or the Board of Directors as a group to report any matters of concern by sending a letter to the address listed below. Each communication should specify the applicable addressee or addressees to be contacted, as well as the general topic of the communication. The letter will be reviewed first by a non-management Director, and parties may specify if they want only the non-management Directors, and not the full Board of Directors, to see the letter.

Mail to:	Board of Directors
c/o Chief Legal Officer
Eaton Vance Corp.
Two International Place
Boston, Massachusetts 02110

Item 11. Executive Compensation

Compensation Discussion and Analysis

Compensation Objectives and Philosophy

Our compensation policies and programs are structured to achieve three primary objectives:

1)To attract and retain highly qualified employees through a competitive compensation program;

2)To motivate our employees by recognizing and rewarding achievements, contributions and excellence; and

3)To align the interests of our employees with those of the Company’s shareholders.

Our executive compensation consists primarily of annual performance-based cash incentive awards and long-term equity incentive awards, with base salary representing a lesser component of total compensation. Long-term equity incentive awards generally take the form of options to acquire Eaton Vance Non-Voting Common Stock and restricted shares of Eaton Vance Non-Voting Common Stock. In addition, in some circumstances where an executive officer is employed by one of our majority-owned subsidiaries, the long-term equity incentive award also includes phantom incentive units granted under subsidiary-specific plans. We believe an appropriate combination of performance-based annual cash incentives and long-term equity incentive awards encourages our management to focus on investment performance, financial performance and long-term stock price performance, thereby aligning the interests of management with those of our shareholders. Employees at higher total compensation levels generally receive a greater percentage of their total compensation payable in long-term incentives and a lesser percentage in current cash compared to employees who are paid less. We believe that the proportion of compensation that is “at risk” (i.e., performance-based cash incentive awards and long-term equity awards) should rise as an employee’s level of responsibility rises. In general, executive officers with the highest levels of responsibility have the lowest percentage of their compensation fixed in the form of base salary and the highest percentage of their compensation at risk.

Compensation opportunities in excess of base salary for our Chief Executive Officer (CEO), Chief Financial Officer (CFO) and the three other most highly compensated officers in any given year (collectively, named executive officers) have been based on measurable goals for the Company. Targeted total compensation is designed to be competitive and is evaluated against our peer group, as defined below. Our emphasis is on total compensation and pay for performance. Compensation determinations include consideration of the overall performance of the Company as well as the individual performance of the named executive officer. While the Company does not establish explicit targeted total compensation levels relative to our peer group, the Company does evaluate compensation for named executive officers against executive officers of peer group companies. Base salaries of our named executive officers are typically benchmarked against median base salaries of comparable positions at peer companies, while the total cash compensation of named executive officers is typically benchmarked against the 50th to 75th percentile of our peer group. All of our named executive officers are employees at will; other than Mr. Langstraat, they do not have employment, severance or change in control agreements.

In the fourth quarter of each fiscal year, our CEO presents a set of corporate goals and objectives for the upcoming year to our Board of Directors (Board). Some of the goals and objectives are consistent from year to year, while others vary, reflecting initiatives to be undertaken in the upcoming year. In fiscal 2019, the Compensation Committee of our Board (Committee) considered the Company’s performance against the following goals and objectives presented in October 2018:

Near-Term Strategic Goals

•Expand market leadership in specialty strategies and services for high-net-worth investors

•Grow our market position in floating-rate and short-duration fixed income strategies

•Expand leadership in responsible investing

•Increase global investment capabilities and distribution outside the U.S.

•Position the Company for success in a changing industry environment

•Develop and sustain management expertise across a range of investment disciplines

•Offer leading investment strategies through multiple distribution channels and offering structures

•Build franchise businesses in which Eaton Vance is a market leader

•Grow over time by further developing existing franchises and establishing new franchises

Individual performance is evaluated based on the executive’s role in achieving these goals and objectives and adherence to our core values. Our core values are:

•Integrity	•Professionalism
•Teamwork	•Client focus
•Creativity/adaptability	•Excellence

In considering the performance of the Company and its named executive officers in fiscal 2019, the Committee reviewed the overall performance of the Company in fiscal 2019, including progress achieving the near-term strategic goals.

Fiscal 2019 Performance

•Stock performance: As of October 18, 2019 (latest practicable date prior to the annual Compensation Committee meeting), the one-year total return of Eaton Vance Non-Voting Common Stock was 0.2 percent. The total return of 14 competing mid-cap and large-cap U.S. publicly traded asset managers (Affiliated Managers Group, Inc., AllianceBernstein Holding L.P., Artisan Partners Asset Management, Inc., BlackRock, Inc., BrightSphere Investment Group plc, Cohen & Steers, Inc., Federated Investors, Inc., Franklin Resources, Inc., GAMCO Investors, Inc., Invesco Ltd., Legg Mason, Inc., T. Rowe Price Group, Inc., Virtus Investment Partners, Inc. and Waddell & Reed Financial, Inc.) over the same period averaged 4.6 percent. Over the same one-year period, Eaton Vance outperformed seven of the 14 peer managers. As measured at the same date, the annual total return of Eaton Vance Non-Voting Common Stock outperformed the average of peer manager stocks over three years (+8.8 percent vs. +3.4 percent), five years (+7.3 percent vs. -2.1 percent) and ten years (+6.9 percent vs. +6.1 percent).

•Financial performance: Earnings per diluted share of $3.50 in fiscal 2019 increased 13 percent from $3.11 of earnings per diluted share in fiscal 2018. Adjusted earnings per diluted share of $3.45 increased 7 percent from $3.21 of adjusted earnings per diluted share in fiscal 2018.

•Business growth: Fiscal 2019 represented our 24th consecutive year of positive net flows. In fiscal 2019, we realized 5 percent internal growth in managed assets (consolidated net inflows divided by beginning of period consolidated assets under management). Our internal management fee revenue growth (management fees attributable to consolidated inflows less management fees attributable to consolidated outflows, divided by beginning of period consolidated management fee revenue) was 0.1 percent in fiscal 2019.

•Performance of managed assets: We continued to achieve strong investment performance across a broad range of investment strategies in fiscal 2019. As of September 30, 2019 (latest practicable date prior to the annual Compensation Committee meeting), 75 of our U.S. mutual funds were rated 4 or 5 stars by Morningstar for at least one class of shares, including 30 five-star rated funds. As of that date, 55 percent of the net assets of Eaton Vance, Parametric and Calvert U.S. mutual funds were in funds ranking in the top half of their Morningstar peer group for three-year total return, 63 percent for five-year total return and 54 percent for ten-year total return.

•Expand market leadership in specialty strategies and services for high-net-worth investors: In fiscal 2019, the Company saw strong growth of our special strategies and services for high-net-worth investors, which included Parametric Custom Core individual separate accounts, laddered municipal and corporate bond individual separate accounts, privately offered equity funds and Eaton Vance Investment Counsel, our wealth management business. For fiscal 2019 our special strategies and services for high-net-worth investors generated net inflows of $18.8 billion, equating to 18 percent internal growth in managed assets. In recognition of our leadership in customized individual separate accounts, Eaton Vance was named Asset Manager of the Year in September 2019 in the large company category (AUM greater than $25 billion) by the Money Management Institute, the association of individual separately managed account providers.

•Grow our market position in floating-rate and short-duration fixed income strategies: During the first 11 months of fiscal 2019 (latest practicable period prior to the annual Compensation Committee meeting), our floating-rate bank loan business had net outflows of $7.9 billion, as investors responded negatively to declines in short-term interest rates. Our U.S. bank loan mutual funds experienced lower net redemption rates than the loan fund market as a whole. As a result, our market share among U.S. bank loan mutual funds increased during the year. Net inflows into Eaton Vance and Calvert short-duration income mutual funds totaled $2.8 billion for the first 11 months of fiscal 2019.

•Expand leadership in responsible investing: The acquisition of the business assets of Calvert Investments in December 2016 established Eaton Vance as a leader in the market for responsibly managed U.S. mutual funds, complementing our position, through Parametric, as a leading provider of separately managed accounts customized to reflect client-specified responsible investment criteria. Including the Atlanta Capital-subadvised Calvert Equity Fund, total managed assets in Calvert funds and separate accounts increased to $19.6 billion at September 30, 2019 (latest practicable date prior to the annual Compensation Committee meeting) from $11.9 billion at acquisition in December 2016. Net flows into Calvert funds and separate accounts in the first 11 months of fiscal 2019 were $3.2 billion (24% annualized organic growth). During the fiscal year, we continued to invest in Calvert’s research and engagement capabilities and strengthened Calvert’s position as affiliated provider of environmental, social and governance (ESG) research support for Eaton Vance Management and Atlanta Capital’s fundamental research processes. Customization to accommodate client-specified ESG criteria also continues to be a key selling point for Parametric Custom Core.

•Increase global investment capabilities and distribution outside the U.S.: Investments have been made to build a significant investment management and distribution presence in Europe, Asia and Australia. Although these investments have yet to translate into meaningful business success, the strong performance of our emerging market local income, global high yield and multi-asset credit strategies position these fixed income offerings as leading candidates for near-term sales success outside the U.S.

•Legal and regulatory compliance: Eaton Vance had a clean legal and regulatory year in fiscal 2019.

•Relationships with fund trustees and other client constituencies: The Company continues to maintain strong relations with the independent trustees of the Eaton Vance and Calvert mutual funds and other key client constituencies.

•Partnerships with leading distributors: Eaton Vance continues to maintain close relationships and constructive working partnerships with leading fund distributors and other financial intermediaries in the U.S. and internationally.

•Financial management and risk management: Eaton Vance continues to maintain a prudent financial position, as reflected in our A-/A3 credit rating and strong balance sheet. At the end of the fiscal year, we held $855.5 million of cash and cash equivalents and short-term debt securities and $323.8 million of seed capital investments. We have $625 million of long-term debt, with $325 million maturing in 2023 and $300 million maturing in 2027. Our $300 million revolving credit facility was unused during the fiscal year.

•Corporate culture and employee retention: Eaton Vance continues to maintain a corporate culture that is conducive to high levels of employee retention and long-term business performance. Voluntary employee turnover remains below-average relative to industry peers, and Eaton Vance continues to be recognized as a top place to work.

•Inclusive work environments and progress advancing workplace diversity: During fiscal 2019, Eaton Vance continued to emphasize diversity and inclusion (D&I) as major corporate priorities. The Company increased recruiting efforts in fiscal 2019 focused on identifying and attracting diverse candidates and continued to support diverse populations within the Company through the activities of Company-sponsored employee resource groups, D&I leadership and operating councils, and the office of our Chief Diversity Officer.

•Good corporate citizenship and active community engagement: Eaton Vance continues to emphasize corporate citizenship and community engagement as important priorities. In our most visible community initiative, Eaton Vance was the presenting sponsor of the Boston Pops Fourth of July Fireworks Spectacular for the third consecutive year.

The Committee did not assign specified weights to any of these factors.

Compensation Setting Process

Role of our Compensation Committee

The Committee has overall responsibility for evaluating and approving the structure, operation and effectiveness of our compensation plans, policies and programs for all employees. The Committee consists of Ann E. Berman, Leo I. Higdon, Jr., Winthrop H. Smith, Jr. (Chairman) and Richard A. Spillane, Jr. Each member of the Committee is an independent director as defined under the applicable rules of the NYSE and the SEC, and a “non-employee director” for purposes of Rule 16b-3 of the Securities Exchange Act of 1934. The Committee is specifically charged with the following:

•To review and approve the corporate goals and objectives relevant to the compensation of our CEO, to evaluate our CEO’s performance in light of these goals and objectives, and, based on this evaluation, make recommendations to the Board for the independent Directors to approve our CEO’s compensation (including any long-term incentive or other compensation under any incentive-based or equity-based compensation plan);

•To review management’s recommendations and make recommendations to the Board with respect to Director and other non-CEO executive officer compensation above certain limits established by the Board, including incentive-based compensation and equity-based compensation plans that are subject to Board approval;

•To retain compensation consultants as necessary or desirable to assist in their evaluation, including competitive benchmarking, of Director, CEO or senior executive compensation programs or arrangements. The Committee has authority to obtain advice and assistance from internal or external legal, accounting or other advisors;

•To review management’s recommendations and make recommendations to the Board with respect to incentive-based cash compensation and equity-based compensation plans and programs that are subject to Board approval, which may be applicable to all or any portion of the employees of the Company and/or its subsidiaries; and

•To exercise all power and authority of the Board in the administration of our equity-based incentive compensation plans.

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

Role of Management

Our CEO evaluates all other named executive officers as part of our annual review process and makes recommendations to the Committee regarding all elements of executive compensation paid to them. Changes in executive compensation proposed by our CEO are based on the individual executive’s performance, the compensation of individuals with comparable responsibilities in competing or similar organizations when the information is available and relevant, and Company profitability and other measures of our performance. At the Committee’s request, our CEO and other senior officers attend Committee meetings to provide compensation and other information to the Committee, including information regarding the design, implementation and administration of our compensation plans. The Committee also meets in executive sessions without the presence of any executive officer whose compensation the Committee is scheduled to discuss.

Use of Compensation Consultants in Determining Executive Compensation

The Committee’s Charter provides the Committee with the authority to retain independent executive compensation consultants to assist in evaluating our policies and practices regarding executive compensation and provide objective advice regarding the competitive landscape. In fiscal 2019, the Committee relied on third-party executive pay analyses obtained as described below and did not hire an external consultant to assist them in their evaluation of pay practices for our named executive officers.

Each year our Human Resources department obtains and summarizes for the Committee an asset management industry executive pay analysis prepared by McLagan Partners, a compensation specialist focusing on the asset management industry. The companies in the McLagan Partners’ analysis include U.S. publicly traded asset managers and asset management subsidiaries of large financial services firms with which we compete. For one named executive officer, who is an employee of our Parametric subsidiary, the peer group utilized consisted of asset managers of a size similar to that of Parametric. The peer group for the remainder of the named executive officers, as determined by the Board, consisted of:

2019 Peer Group
Affiliated Managers Group, Inc.	AllianceBernstein L.P.	Artisan Partners Asset Management Inc.
Franklin Resources, Inc.	Invesco Ltd.	Janus Henderson Group PLC
Legg Mason, Inc.	MFS Investment Management	Nuveen Investments
Putnam Investments	T. Rowe Price Group, Inc.	Virtus Investment Partners, Inc.

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

As part of our annual executive compensation review process in October 2019, our CEO reviewed the results of this analysis with the Committee, highlighting market trends identified regarding the types of compensation offered to executive officers, the mix of compensation components and the relationship between company performance and executive pay. In executive session, the Committee reviewed our CEO’s pay in relation to total compensation and the Company’s net income and revenue.

Elements of Executive Compensation

Total compensation for our named executive officers consists of the following elements:

•Base salary

•Annual performance-based cash incentive awards

•Long-term equity incentive awards

•Retirement plan benefits

•Non-qualified compensation plan benefits

•Other benefits and perquisites

Base Salary

Base salaries for our named executive officers are intended to provide a substantially fixed level of cash compensation that is appropriate given the executive’s role in the organization. Generally, base salaries are determined based on: (1) scope of responsibility and complexity of position, (2) performance history, (3) tenure of service, (4) internal equity within the Company’s salary structure and (5) relative salaries of persons holding similar positions at companies within our designated peer group. In addition to other considerations, base salaries are designed to reward industry knowledge and experience. Base salaries are also reviewed at the time of promotion or significant change in job scope and responsibilities. In October 2018, the Committee made the determination to increase the base salaries of named executive officers Laurie G. Hylton and Matthew J. Witkos for fiscal 2019 by three percent and six percent, respectively, based upon an analysis of their performance and a review of internal equity and relative salaries of comparable positions at peer group companies. In October 2018, the Committee made the determination not to increase the base salaries of the other named executive officers, Thomas E. Faust Jr., Brian D. Langstraat and Frederick S. Marius for fiscal 2019.

Consistent with our desire to have the majority of total compensation paid to named executive officers at risk in the form of incentive compensation, 5.5 percent of our total current named executive officers’ compensation in fiscal 2019 (as defined in the Summary Compensation Table) was paid in the form of base salaries.

Annual Performance-Based Cash Incentive Awards

Our annual performance-based cash incentive awards for named executive officers are designed to advance the interests of the Company and its shareholders by linking the compensation of our senior executives to performance and the achievement of key goals in the current fiscal year. Annual performance-based cash incentive awards complement our long-term equity incentive plans, which are designed to reward performance over a multi-year period. A substantial portion of our named executive officers’ total compensation is in the form of annual performance-based cash compensation.

We maintain performance-based incentive pools for all eligible employees of the Company and its majority-owned subsidiaries, other than those officers who are compensated under sales-based incentive plans. The incentive pool for eligible employees of the Company and its wholly-owned and majority-owned subsidiaries other than Atlanta Capital and Parametric is calculated each year as a substantially fixed percentage of adjusted operating income, an internally derived non-GAAP performance measure, defined as operating income adjusted to exclude stock-based compensation, expense associated with the performance-based incentive pool, operating results of consolidated funds, non-recurring expenses related to closed-end fund offerings, operating results of consolidated CLO entities, loss on extinguishment of debt and net income attributable to non-controlling and other beneficial interests of majority-owned operating subsidiaries, and adjusted to include the Company’s equity in net income of Hexavest (adjusted operating income). We believe that adjusted operating income is a key indicator of our ongoing profitability and therefore use this measure as the basis for calculating performance-based cash incentives for eligible employees. The performance-based incentive pools represent the funds out of which the executive officers, along with other eligible employees of the Company and its wholly-owned and majority-owned subsidiaries other than Atlanta Capital and Parametric, are paid. The Committee reviews analyses prepared by management annually as to the calculation of the performance-based incentive pools, historical trends, and the allocation of each pool among all employees, including named executive officers. The Company’s Atlanta Capital and Parametric subsidiaries maintain separate performance-based incentive compensation programs.

In fiscal 2018 and earlier years, annual performance-based cash incentive awards were paid under the Executive Performance-Based Compensation Plan to certain executive officers of the Company, Eaton Vance Management and EVD and were based upon the achievement of a specified performance target for the Company. The performance target was determined at the beginning of each performance period, taking into consideration the performance target of the prior year, forecasted future earnings and the requirements of Section 162(m) of the Internal Revenue Code. Once it was determined that the performance target had been met, individual awards under the plan were determined. As discussed below, the federal income tax exception to the deduction limitations under Section 162(m) was eliminated pursuant to U.S. federal tax legislation signed into law on December 22, 2017 (2017 Tax Act), effective for the Company’s fiscal year ended October 31, 2019 and future fiscal years. As a result, the Committee determined to change the Company’s executive compensation policy to no longer link the payment of cash incentive awards to named executive officers to the achievement of contractually predetermined performance targets. The Committee evaluates the annual performance of executive officers and appropriate levels of cash incentives to be awarded on an annual basis, recognizing that compensation in excess of $1,000,000 paid to executives who are covered by Section 162(m) are not tax deductible for fiscal 2019 and future fiscal years (subject to transition rules).

After careful consideration of recommendations made by management, an analysis of all payments to be made to named executive officers, competitor information obtained through surveys provided by an independent third-party compensation specialist and an assessment of the Company’s overall success in meeting the goals and objectives set at the beginning of the fiscal year, the Committee subjectively arrived at the decision to grant cash incentive awards of $4.5 million, $1.4 million, $1.0 million and $2.3 million to Mr. Faust, Ms. Hylton, and Messrs. Marius and Witkos, respectively.

Mr. Langstraat, as an employee of our Parametric subsidiary, is under a separate performance-based cash incentive compensation program. In approving Mr. Langstraat’s bonus for fiscal 2019, the Committee considered the financial and business performance of Parametric during the fiscal year, Mr. Faust’s views as to Mr. Langstraat’s individual performance and contributions made during the fiscal year, and comparative compensation information provided by an independent third-party compensation specialist. The Committee granted Mr. Langstraat a discretionary bonus of $4.5 million for the fiscal year ended October 31, 2019, reflecting Parametric’s business performance, as well as Mr. Langstraat’s individual contributions to both Parametric and the Company as a whole during the year.

Long-Term Equity Incentive Awards

Our equity-based compensation plans are designed to align the interests of our executive officers with those of the Company’s shareholders and to complement our annual performance-based cash incentive awards.

The Committee continually evaluates various forms of long-term equity incentive compensation for our executive officers, including grants of options to purchase Eaton Vance Non-Voting Common Stock and awards of restricted shares of Eaton Vance Non-Voting Common Stock. In addition, in some circumstances where an executive officer is employed by one of our majority-owned subsidiaries, the long-term equity incentive award also included phantom incentive units granted under subsidiary-specific plans. As discussed below, the Company made the determination in fiscal 2019 to no longer grant phantom incentive units under the Parametric Phantom Incentive Plans in connection with the Company’s strategic initiative to align certain business strategies and consolidate certain functions of Eaton Vance Management and Parametric.

Prior to fiscal 2019, long-term equity incentive awards to certain named executive officers of the Company included performance-based awards of restricted shares that were subject to specified performance-based conditions, meeting the requirements of Section 162(m) of the Internal Revenue Code. Due to changes in the tax treatment of executive compensation under the 2017 Tax Act, the Committee eliminated contractually predetermined performance requirements for long-term equity incentive awards granted to named executive officers beginning November 1, 2018. This policy change resulted in certain named executive officers recognizing two grants of restricted stock awards in fiscal 2019, consisting of: (1) a performance-based award initially made on November 1, 2017 and ultimately granted on November 1, 2018 based on the satisfactory attainment of stated performance objectives for the twelve-month period ended September 30, 2018 (latest practicable date prior to the annual Compensation Committee meeting) and (2) an award granted on November 1, 2018 to which no specified performance-based conditions apply. As a result, the stock awards column in the Summary Compensation Table (and therefore the total reported compensation) for Mr. Faust, Ms. Hylton, and Messrs. Marius and Witkos in fiscal 2019 shows higher reported compensation than in prior years, as prior years included only restricted stock grants recognized upon attainment of stated performance objectives. In fiscal 2020, only one (non-performance-based) grant of restricted shares, made on November 1, 2019, is expected to be awarded to each of these named executive officers.

Long-term equity incentive awards are granted to employees, including named executive officers, at the regularly scheduled November meeting of the Committee, without regard to the timing of release of material information. The meeting is typically held on the first business day in November. Grants to new officers are generally made at the first Board meeting following the employee’s initial day of employment as detailed in his or her offer of employment. The option exercise price for all option grants is equal to the closing price of the Company’s Non-Voting Common Stock on the date of grant. The enterprise values that served as the basis for grants of profit units and phantom incentive units under subsidiary long-term equity plans have historically been determined using annual appraisals performed by a third party. Long-term equity incentive awards for named executive officers are determined by the Committee after careful consideration of recommendations of management, an analysis of all payments to be made to each named executive officer, competitor information obtained through surveys provided by an independent third-party compensation specialist and the Company’s success in light of the goals and objectives set at the beginning of the fiscal year. Such consideration includes subjective elements.

On November 1, 2018, the Committee recommended, and our Board approved, grants of options under the 2013 Omnibus Incentive Plan, as amended and restated (2013 Plan), to our named executive officers to purchase an aggregate of 677,154 shares of Non-Voting Common Stock (314,940, 55,104, 171,759, 28,831 and 106,520 for Mr. Faust, Ms. Hylton, and Messrs. Langstraat, Marius and Witkos, respectively), representing 28 percent of all options awarded to employees on that date. The Committee, in determining the amount of each option grant, takes into account both targeted total compensation and targeted cash compensation. In addition, the Committee takes into consideration, among other factors, the existing share ownership of each named executive officer and prior year grant levels. Stock options awarded to our named executive officers are not awarded pursuant to specified performance-based conditions.

Based upon the satisfactory attainment of a stated performance objective for the twelve-month period ended September 30, 2018, on November 1, 2018, the Committee approved grants of restricted Non-Voting Common Stock awards under the 2013 Plan to certain of our named executive officers in an aggregate amount of 85,100 shares of restricted Non-Voting Common Stock (49,940, 9,640, 6,800 and 18,720 for Mr. Faust, Ms. Hylton and Messrs. Marius and Witkos, respectively). These grants were initially approved as potential future awards on November 1, 2017 with specified goals associated with the award and were granted on November 1, 2018 upon achievement of the performance targets. As mentioned above, effective in fiscal 2019, the Company no longer intends to grant performance-based awards of restricted shares. Accordingly, on November 1, 2018 the Committee also approved the grant of service-based restricted Non-Voting Common Stock under the 2013 Plan to named executive officers in an aggregate amount of 140,574 shares (61,593, 13,134, 34,890, 8,234 and 22,723 for Mr. Faust, Ms. Hylton, and Messrs. Langstraat, Marius and Witkos, respectively), representing 9 percent of all restricted stock awards granted on that date. These awards vest 10% on the first anniversary of the date of grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability or a change in control of the Company as defined in the 2013 Plan. Also on November 1, 2018, the Committee approved a grant of 61,581 phantom incentive units to Mr. Langstraat under the 2018 Parametric Phantom Incentive Plan, representing 16 percent of all phantom incentive units granted to Parametric’s employees on that date. As discussed below, on October 4, 2019, these awards were tendered and exchanged for 40,816 restricted shares of the Company’s Non-Voting Common Stock.

Long-Term Equity Incentive Awards — Modification of Awards for Parametric Employees

Our Parametric subsidiary had two long-term equity compensation programs that were intended to attract, retain and motivate key professionals and provide an opportunity for these employees to share in the growth of Parametric and the Company over time. The Parametric Long-Term Equity Incentive Plan (Parametric Plan) provided for the granting of Parametric profit units, which entitled holders to quarterly distributions of available cash flows. The Company has not granted any profit interests under this plan since fiscal 2016. The 2016 Parametric Phantom Incentive Plan and the 2018 Parametric Phantom Incentive Plan (together, the Parametric Phantom Incentive Plans) are long-term equity incentive plans which provide for the award of phantom incentive units tied to the enterprise value of Parametric and, upon vesting, are settled in shares of Eaton Vance Corp. Non-Voting Common Stock.

On June 26, 2019, the Company announced a strategic initiative to rebrand as Parametric the rules-based, systematic investment-grade fixed income strategies offered by its Eaton Vance Management affiliate, align internal reporting consistent with the revised branding, combine the technology and operating platforms supporting the individual separately managed account businesses of Parametric and Eaton Vance Management, and integrate the distribution teams serving Parametric and Eaton Vance Management clients and business partners in the registered investment advisor and multi-family office market. Following the announcement of the strategic initiative, and in support of its integration efforts, the Company offered holders of the profit units granted under the Parametric Plan the opportunity to elect the accelerated repurchase of their profit units for a cash payment in a private transaction. The transaction closed on September 27, 2019 and the Company purchased a majority of the outstanding profit units from current and former employees of the Company, including those profit units held by Mr. Langstraat. The remaining outstanding profit units held by former employees of Parametric were called by Eaton Vance Acquisitions, which is a wholly-owned subsidiary of the Company, in a transaction that settled on November 1, 2019 in accordance with the terms of the Parametric Plan.

Following the announcement of the strategic initiative, the Company also commenced an offer to exchange all outstanding phantom incentive units under the Parametric Phantom Incentive Plans for awards of restricted shares of Eaton Vance Non-Voting Common Stock. The exchange was executed on a fair value basis and did not result in any additional compensation expense to the Company. A majority of eligible employees accepted the exchange offer upon expiration on October 4, 2019, including Mr. Langstraat. The number of restricted shares of the Company’s Non-Voting Common Stock received in the exchange was determined by applying a fixed exchange ratio equal to (1) the estimated fair value of the phantom incentive units as of July 19, 2019 (the most recent Parametric valuation date), as determined by the Company based on an independent third-party valuation ($2,939 per phantom incentive unit under the 2016 Parametric Phantom Incentive Plan and per 100 phantom incentive units under the 2018 Parametric Phantom Incentive Plan), divided by (2) the closing price per share of Eaton Vance Non-Voting Common Stock on July 19, 2019, which was $44.34.

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

Non-Qualified Compensation Plan Benefits

The Company has an unfunded, non-qualified Supplemental Profit Sharing Retirement Plan, which was designed to allow certain key employees to receive profit sharing contributions in excess of the amounts allowed under the Eaton Vance Management Profit Sharing Retirement Plan. Participation in the Supplemental Profit Sharing Retirement Plan has been frozen and is restricted to employees who qualified as participants on November 1, 2002. We did not make any contributions to the plan in fiscal 2019. Participants in the Supplemental Profit Sharing Retirement Plan continue to earn investment returns on their balances commensurate with those earned in the employer-directed portion of the Eaton Vance Profit Sharing and Savings Plan.

The Company also has a Stock Option Income Deferral Plan, an unfunded, non-qualified plan intended to permit key employees to defer recognition of income upon exercise of non-qualified stock options previously granted by the Company. Participation in the Stock Option Income Deferral Plan has been frozen, with the result that none of our named executive officers are eligible to initiate or add to existing positions in the Stock Option Income Deferral Plan. Income earned on balances in the Stock Option Income Deferral Plan is directly tied to dividend income on the underlying shares of the Company’s Non-Voting Common Stock.

Neither of the plans described above offer preferential above-market earnings. Additional information about these plans, including aggregate earnings and aggregate balances at the end of fiscal 2019 for each of our named executive officers, is included in the table under the heading “Non-Qualified Deferred Compensation for Fiscal 2019.”

Stock Ownership Guidelines

To further align the long-term interests of the Company’s executive officers and non-employee Directors with those of other holders of our Non-Voting Common Stock, on October 24, 2018 the Board approved minimum stock ownership guidelines, effective in fiscal 2019. Executive officers and non-employee directors have three years from the date they become subject to the guidelines (fiscal 2019 for our current executive officers and non-employee Directors) to fulfill the ownership requirements.

The guidelines require the Company’s CEO to maintain beneficial ownership of shares of the Company’s Non-Voting Common Stock equal to the greater of (1) three times the number of shares of Voting Common Stock he owns and (2) five times his current salary. Voting Trustees, who are identified in Item 12 of this Annual Report on Form 10-K and include each of the Company’s named executive officers, are required to beneficially own shares of the Company’s Non-Voting Common Stock equal to the greater of (1) two times the number of shares of Voting Common Stock they own and (2) three times their current salary.

In determining an executive officer’s compliance with the ownership guidelines, holdings of, and interests in, unvested restricted shares of the Company’s Non-Voting Common Stock, options to acquire shares of the Company’s Non-Voting Common Stock and equity rights or ownership interests in subsidiaries and affiliates of the Company are each disregarded. The ownership guidelines applicable to our non-employee Directors are discussed under the caption “Director Compensation.”

Anti-Hedging Policy

The Company’s Code of Business Conduct and Ethics for Directors, Officers and Employees prohibits Directors, executive officers and other employees of the Company from engaging in personal securities transactions in derivatives (including options and futures) with respect to the Company’s Non-Voting Common Stock, thereby prohibiting the hedging of positions in the Company’s Non-Voting Common Stock using derivatives.

Other Benefits and Perquisites

As a general matter, we do not provide significant perquisites or other personal benefits to our named executive officers. Our named executive officers are entitled to participate in benefit programs that entitle them to medical, dental, life (up to $500,000 coverage for basic life insurance paid by the Company and up to an additional $350,000 coverage in supplemental life insurance purchased by the employee) and long-term disability insurance coverage that is available to all our employees. In addition to the benefits available to all our employees, we provide executive health screening services and tax return preparation services to our named executive officers and certain other key employees. Dollar amounts associated with these items are set forth in the “All Other Compensation” column of the Summary Compensation Table and related footnotes.

Our named executive officers are entitled to participate in the Company’s Employee Stock Purchase Plans on the same terms and conditions as other employees. Such plans include: the 2013 Employee Stock Purchase Plan (Qualified ESPP); the 2013 Nonqualified Employee Stock Purchase Plan (Nonqualified ESPP); and the 2013 Incentive Compensation Nonqualified Employee Stock Purchase Plan (Employee Stock Purchase Incentive Plan). The Qualified ESPP and Nonqualified ESPP permit eligible employees to direct up to a combined maximum of $12,500 per six-month offering period toward the purchase of the Company’s Non-Voting Common Stock at the lower of 90 percent of the market price of the Non-Voting Common Stock at the beginning or at the end of each offering period.

The Employee Stock Purchase Incentive Plan permits employees to direct up to half of their monthly and annual incentive bonuses and commissions toward the purchase of the Company’s Non-Voting Common Stock on a quarterly basis at the lower of 90 percent of the market price of the Non-Voting Common Stock at the beginning or at the end of each offering period.

Deductibility of Executive Compensation

Prior to fiscal 2019, Section 162(m) of the Internal Revenue Code generally limited the deductibility of annual compensation paid in any tax year to the Company’s Chief Executive Officer and the three other most highly compensated officers (other than the Chief Financial Officer) to $1,000,000 per individual unless such compensation met certain predetermined performance-based requirements.

Pursuant to the 2017 Tax Act, effective for the Company’s fiscal year beginning November 1, 2019 and for future fiscal years, the compensation of our Chief Financial Officer is also subject to the deduction limitation noted above. In addition, the predetermined performance-based compensation exception to the deduction limitations under Section 162(m) was eliminated, resulting in the loss of the federal income tax deduction for all compensation paid to specified executives in excess of $1,000,000, subject to certain transition relief.

Although the changes implemented under the 2017 Tax Act removed the exception to the deduction limitations under Section 162(m), the Compensation Committee has not limited executive compensation to amounts deductible under Section 162(m) of the Internal Revenue Code, and there has not been, nor is there now, a policy requiring it to do so. The Compensation Committee will continue to pursue compensation strategies and programs that are in the best interest of the Company and its shareholders.

Accounting for Stock-Based Compensation

We account for stock-based compensation in accordance with accounting principles generally accepted in the United States of America. As a result, stock-based compensation is measured based on the grant date fair value of the award and recognized over the applicable vesting period.

Employment Agreements and Provisions for Change of Control

Our named executive officers serve at the will of our Board and do not have individual employment, severance or change of control agreements, other than Mr. Langstraat, who initially entered into an employment agreement with us in 2003 in connection with our acquisition of Parametric. Mr. Langstraat’s employment agreement is described under Employment Agreement with Mr. Langstraat in Item 11, Executive Compensation, of this Annual Report on Form 10-K. Significant elements of compensation, notably unvested stock options and restricted stock grants, are subject to forfeiture in the event that a named executive officer leaves the Company. The Company’s equity incentive plans include provisions that may accelerate the vesting of awards for all plan participants in the event of a change in control of the Company, as defined in the respective plan.

Executive Compensation in Fiscal 2020

In October 2019, the Committee approved fiscal 2020 base salaries of our executive officers, including our named executive officers, making the determination not to increase the base salaries of Mr. Faust, Ms. Hylton, or Messrs. Langstraat, Marius and Witkos for fiscal 2020.

On November 1, 2019, the Committee approved grants of options under the 2013 Plan to our named executive officers to purchase an aggregate of 833,339 shares of the Company’s Non-Voting Common Stock (331,065, 51,915, 308,465, 30,018 and 111,876 for Mr. Faust, Ms. Hylton, and Messrs. Langstraat, Marius and Witkos, respectively), representing 29 percent of all options awarded to employees on that date. In addition, on November 1, 2019, the Committee also approved grants of shares of restricted Non-Voting Common Stock under the 2013 Plan to named executive officers in an aggregate amount of 144,918 shares (54,794, 10,967, 51,246, 7,530 and 20,381 for Mr. Faust, Ms. Hylton, and Messrs. Langstraat, Marius and Witkos, respectively), representing 10 percent of all restricted stock awards granted on that date. Grants vest 10% on the first anniversary of the date of grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability or a change in control of the Company as defined in the 2013 Plan.

Compensation Committee Report

The Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based on their review and discussions with management, the Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Winthrop H. Smith, Jr., Chairman

Ann E. Berman

Leo I. Higdon, Jr.

Richard A. Spillane, Jr.

Summary Compensation Table

The following table summarizes the total compensation of our named executive officers in fiscal 2019, 2018 and 2017. Our named executive officers’ aggregate base salaries and cash compensation accounted for approximately six percent and 46 percent, respectively, of their total compensation in fiscal 2019. Our named executive officers’ aggregate base salaries and cash compensation accounted for approximately six percent and 53 percent, respectively, of their total compensation in fiscal 2018, and six percent and 56 percent, respectively, of their total compensation in fiscal 2017. A column for “Change in Pension Value and Non-Qualified Deferred Compensation Earnings” does not appear in the following table, as it does not pertain to the Company.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($) (2)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($) (4)	All Other Compensation ($) (5)	Total ($)
Thomas E. Faust Jr.
Chairman, Chief	2019	550,000	-	5,074,752	2,853,041	4,833,035	59,250	13,370,078
Executive Officer and	2018	550,000	-	4,050,560	2,455,835	5,293,643	61,982	12,412,020
President	2017	520,000	-	2,536,872	2,789,910	4,713,683	80,038	10,640,503
Laurie G. Hylton	2019	360,000	-	1,036,217	499,187	1,444,827	49,176	3,389,407
Vice President and	2018	350,000	-	694,179	366,523	1,547,112	48,039	3,005,853
Chief Financial Officer	2017	350,000	100,000	401,360	364,618	1,381,087	48,404	2,645,469
Brian D. Langstraat	2019	400,000	4,500,000	2,993,229	1,555,965	115,869	43,250	9,608,313
Chief Executive Officer	2018	400,000	5,250,000	2,846,725	1,381,513	64,992	42,500	9,985,730
of Parametric	2017	400,000	4,950,000	2,394,552	1,192,660	30,837	42,488	9,010,537
Frederick S. Marius
Vice President and	2019	350,000	-	684,047	261,180	1,007,169	50,391	2,352,787
Chief Legal Officer (6)	2018	350,000	-	488,459	219,240	1,083,082	48,249	2,189,030
Matthew J. Witkos	2019	350,000	-	1,885,657	964,965	2,406,574	55,536	5,662,732
President of Eaton	2018	330,000	-	1,290,058	838,039	2,629,139	56,399	5,143,635
Vance Distributors, Inc.	2017	315,000	-	777,808	795,315	2,410,653	61,679	4,360,455

(1)These amounts represent discretionary bonuses awarded to Mr. Langstraat as Chief Executive Officer of Parametric in fiscal 2019, 2018 and 2017 and to Ms. Hylton in fiscal 2017 as Chief Financial Officer of the Company. The Company does not have a pre-established performance-based incentive pool for Mr. Langstraat; as a result, his fiscal 2019, 2018 and 2017 non-equity awards, which were paid in November 2019, 2018 and 2017, respectively, are treated as discretionary bonuses.

(2)These amounts represent the aggregate grant date fair value of all restricted stock grants recognized as compensation in the indicated fiscal years. As discussed in the Long-Term Equity Incentive Awards section of Elements of Executive Compensation under Compensation Discussion and Analysis contained in Item 11 of this Annual Report on Form 10-K, the Company eliminated contractually predetermined performance requirements for restricted stock awards granted to named executive officers beginning on November 1, 2018, reflecting changes in the tax treatment of executive compensation under the 2017 Tax Act. As a result of this change, certain of our named executive officers recognized two grants of restricted stock in fiscal 2019, one a performance-based award initially made in fiscal 2018 and ultimately granted in fiscal 2019 based on the satisfactory attainment of stated performance objectives, and the other a new award granted in fiscal 2019 for which no specified performance objective applies. The performance-based restricted stock awards recognized in fiscal 2019 had an aggregate grant date fair value of $3,872,050 ($2,272,270, $438,620, $309,400 and $851,760 for Mr. Faust, Ms. Hylton, and Messrs. Marius and Witkos,

respectively) and a grant date of November 1, 2018. For each of these grants, there were no differences between the initial award amounts and the ultimate number of shares of restricted Non-Voting Common Stock granted.

The restricted stock awards granted in fiscal 2019 for which no specified performance objective applies had an aggregate grant date fair value of $4,808,623 ($2,802,482, $597,597, $374,647 and $1,033,897 for Mr. Faust, Ms. Hylton, and Messrs. Marius and Witkos, respectively) and a grant date of November 1, 2018. Including only restricted stock awards initially made in fiscal 2019 (and not awards initially made in fiscal 2018 and ultimately awarded in fiscal 2019 upon attainment of specified performance objectives), the total compensation of Mr. Faust, Ms. Hylton, and Messrs. Marius and Witkos in fiscal 2019 would have been $20,902,954 ($11,097,808, $2,950,787, $2,043,387 and $4,810,972 for Mr. Faust, Ms. Hylton, and Messrs. Marius and Witkos, respectively).

The stock awards of Mr. Langstraat indicated for fiscal 2019, 2018 and 2017 represent the grant date fair value of restricted stock awards and phantom incentive units granted to Mr. Langstraat during the periods presented. The grant date fair value of phantom incentive unit awards pursuant to the Parametric Phantom Incentive Plans are based on an annual enterprise valuation of Parametric on a per unit basis, adjusted to take into consideration that the phantom incentive units do not have rights to receive quarterly cash flow distributions from Parametric or quarterly dividends from the Company. In fiscal 2019, Mr. Langstraat was granted restricted stock awards with a grant date fair value of $1,587,495 and phantom incentive units with a grant date fair value of $1,405,734. As discussed in Long-Term Equity Incentive Awards — Modification of Awards for Parametric Employees under Elements of Executive Compensation contained in Item 11 of this Annual Report on Form 10-K, on October 4, 2019, Mr. Langstraat exchanged all of his outstanding phantom incentive units under the Parametric Phantom Incentive Plans for awards of restricted shares of the Company’s Non-Voting Common Stock, which were granted on October 5, 2019. The exchange was on a fair value basis and did not result in any additional compensation expense.

With respect to all of the stock awards described above, the grant date fair value is calculated using the closing market price of the Company’s Non-Voting Common Stock on the grant date.

(3)These amounts represent the aggregate grant date fair value of option awards. The grant date fair value of each option award is calculated using the Black-Scholes option pricing model. For a discussion of the assumptions used in the Black-Scholes option pricing model refer to the Stock Options section in Note 12 of the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K.

(4)The fiscal 2019 amounts include the annual cash incentive awards earned in fiscal 2019 and paid in November 2019. The fiscal 2018 and 2017 amounts include payments made pursuant to the Company’s Executive Performance-Based Compensation Plan earned in fiscal 2018 and 2017, which were paid in November 2018 and 2017, respectively. As discussed in the Annual Performance-Based Cash Incentive Awards section of Elements of Executive Compensation under Compensation Discussion and Analysis contained in Item 11 of this Annual Report on Form 10-K, the Company eliminated contractually predetermined performance requirements for cash incentive awards granted to named executive officers beginning on November 1, 2018, reflecting changes in the tax treatment of executive compensation under the 2017 Tax Act. Accordingly, the Company no longer links the payments of cash incentive awards to Mr. Faust, Ms. Hylton, and Messrs. Marius and Witkos to the attainment of contractually predetermined performance-based targets, effective in fiscal 2019. In fiscal 2018, Mr. Faust elected to have 10 percent of his annual cash incentive award earned in fiscal 2017 directed to the Employee Stock Purchase Incentive Plan. In fiscal 2019 and 2018, Mr. Faust did not elect to participate in the Employee Stock Purchase Incentive Plan.

The fiscal 2019 amounts also include $328,535, $54,827, $115,869, $37,169 and $106,574 for Mr. Faust, Ms. Hylton and Messrs. Langstraat, Marius and Witkos, respectively, representing dividends earned on unvested restricted stock awards. The awards vested on November 1, 2019, November 2, 2019 and November 3, 2019 and the dividends were paid in November 2019.

The fiscal 2018 amounts include $6,392, $1,234, $870 and $2,396 for Mr. Faust, Ms. Hylton and Messrs. Marius and Witkos, respectively, representing earnings on the performance-based restricted stock awards equivalent to the dividends that would have been earned had the restricted shares been vested and outstanding during the year. The awards for Mr. Faust, Ms. Hylton and Messrs. Marius and Witkos were granted on November 1, 2018, based upon the satisfactory attainment of the performance objectives for the twelve-month period ended September 30, 2018, and the earnings were paid to award recipients in November 2018. The fiscal 2018 amounts also include $282,251, $45,878, $64,992, $32,212 and $101,743 for Mr. Faust, Ms. Hylton and Messrs. Langstraat, Marius and Witkos, respectively, representing dividends earned on unvested restricted stock awards. The awards vested on November 1, 2018, November 2, 2018 and November 3, 2018 and the dividends were paid in November 2018.

The fiscal 2017 amounts include $9,193, $1,576, and $2,928 for Mr. Faust, Ms. Hylton and Mr. Witkos, respectively, representing earnings on the performance-based restricted stock awards equivalent to the dividends that would have been earned had the restricted shares been vested and outstanding during the year. The awards for Mr. Faust, Ms. Hylton and Mr. Witkos were granted on November 1, 2017, based upon the satisfactory attainment of the performance objectives for the twelve-month period ended September 30, 2017, and the earnings were paid to award recipients in November 2017. The fiscal 2017 amounts also include $154,490, $24,511, $30,837, and $57,725 for Mr. Faust, Ms. Hylton and Messrs. Langstraat, and Witkos, respectively, representing dividends earned on unvested restricted stock awards. The awards vested on November 1, 2017, November 2, 2017 and November 3, 2017 and the dividends were paid in November 2017.

(5)Set forth below is a breakdown of the amounts included in the column labeled “All Other Compensation:”

		Profit Sharing Contribution	Savings Plan Contribution	Employee Stock Purchase Plan Discounts	Tax Return Preparation	Other	Total
Name	Year	($)	($)	($)	($)	($) (a)	($)
Thomas E. Faust Jr.	2019	41,250	2,000	2,184	10,355	3,461	59,250
	2018	40,500	2,000	5,643	13,700	139	61,982
	2017	39,750	1,040	5,460	10,775	23,013	80,038
Laurie G. Hylton	2019	41,250	2,000	-	5,565	361	49,176
	2018	40,500	2,000	-	5,400	139	48,039
	2017	39,750	1,040	-	5,275	2,339	48,404
Brian D. Langstraat	2019	41,250	2,000	-	-	-	43,250
	2018	40,500	2,000	-	-	-	42,500
	2017	39,750	1,040	-	-	1,698	42,488
Frederick S. Marius	2019	41,250	2,000	-	5,780	1,361	50,391
	2018	40,500	2,000	-	5,610	139	48,249
Matthew J. Witkos	2019	41,250	2,000	-	8,925	3,361	55,536
	2018	40,500	2,000	-	11,010	2,889	56,399
	2017	39,750	1,040	-	11,605	9,284	61,679

(a)The amounts indicated for fiscal 2019 and fiscal 2018 represent the costs of executive health screening services for Mr. Faust, Ms. Hylton and Messrs. Marius and Witkos. The fiscal 2017 amounts include the costs of executive health screening services and dividends paid on unvested restricted shares granted prior to fiscal 2013 under the 2008 Omnibus Incentive Plan, as amended and restated (2008 Plan). In fiscal 2017, Mr. Faust, Ms. Hylton and Messrs. Langstraat and Witkos received dividends paid on unvested restricted shares of $20,261, $2,036, $1,132 and $5,984, respectively.

(6)This table does not reflect compensation paid to or earned by Mr. Marius for the fiscal year ended October 31, 2017, as Mr. Marius was not a named executive officer during fiscal 2017.

Grants of Plan-Based Awards for Fiscal 2019

The following table provides information concerning each award granted in fiscal 2019 to our named executive officers pursuant to our equity compensation plans.

Grants of Plan-Based Awards for Fiscal 2019
		All Other Stock Awards: Number of Shares of Stock or Units (#)		All Other Option Awards: Number of Securities Underlying Options (#) (1)	Exercise or Base Price of Option Awards ($/Share)	Grant Date Fair Value of Stock and Option Awards ($)
Name	Grant Date
Thomas E. Faust Jr.	11/1/2018	-		314,940	45.50	2,853,041
	11/1/2018	49,940	(2)	-		2,272,270
	11/1/2018	61,593	(3)	-		2,802,482
Laurie G. Hylton	11/1/2018	-		55,104	45.50	499,187
	11/1/2018	9,640	(2)	-		438,620
	11/1/2018	13,134	(3)	-		597,597
Brian D. Langstraat	11/1/2018	-		171,759	45.50	1,555,965
	11/1/2018	34,890	(3)	-		1,587,495
	11/1/2018	61,581	(4)	-		1,405,734
	10/5/2019	109,416	(4)	-		-
Frederick S. Marius	11/1/2018	-		28,831	45.50	261,180
	11/1/2018	6,800	(2)	-		309,400
	11/1/2018	8,234	(3)	-		374,647
Matthew J. Witkos	11/1/2018	-		106,520	45.50	964,965
	11/1/2018	18,720	(2)	-		851,760
	11/1/2018	22,723	(3)	-		1,033,897

(1)Reflects the number of stock options granted in fiscal 2019 under the 2013 Plan, which vest 10% on the first anniversary of the date of grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability, or a change in control of the Company as defined in the 2013 Plan.

(2)On November 1, 2017, the Company entered into an agreement with Mr. Faust, Ms. Hylton and Messrs. Marius and Witkos, notifying each of these named executive officers of his or her eligibility to receive a grant of restricted stock conditional upon the attainment of certain specified performance objectives. These amounts reflect the number of shares of restricted stock granted on November 1, 2018 under the 2013 Plan upon the satisfactory attainment of the performance objectives related to the target award amounts set forth in the November 1, 2017 Notice and Agreement. Awards vest 10% on the date of grant and 15% on the first anniversary, 20% on the second anniversary, 25% on the third anniversary and 30% on the fourth anniversary of the date of grant, subject to accelerated vesting upon death, disability or a change in control of the Company as defined in the plan. There were no differences between the target award amounts and the ultimate number of shares of restricted Non-Voting Common Stock granted on November 1, 2018 upon the Compensation Committee’s confirmation of the attainment of the performance objectives. In fiscal 2018, the Company changed its compensation policy to eliminate contractually predetermined performance requirements for grants of restricted stock in response to the 2017 Tax Act changes to Section 162(m) of the Internal Revenue Code. As a result, effective for the Company’s fiscal year that began on November 1, 2018, the Company ceased awarding restricted stock subject to specified performance objectives.

(3)Reflects the number of restricted stock awards granted on November 1, 2018 under the 2013 Plan in respect of fiscal 2018 services. These awards vest 10% on the first anniversary of the date of grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability, or a change in control of the Company as defined in the 2013 Plan.

(4)On November 1, 2018, Mr. Langstraat was granted phantom incentive units pursuant to the 2018 Parametric Phantom Incentive Plan. As discussed in footnote 2 of the Summary Compensation Table contained in Item 11 of this Annual Report on Form 10-K, Mr. Langstraat exchanged all of his outstanding phantom incentive units under the Parametric Phantom Incentive Plans for restricted shares of Eaton Vance Non-Voting Common Stock in the amount of 109,416 on October 5, 2019. Since no incremental expense was recognized upon the exchange of the phantom incentive units, the grant date fair value of the restricted shares equals the fair value of the exchanged phantom incentive units. The restricted shares will vest on the same vesting schedules as the exchanged phantom incentive units as further described in the notes to Outstanding Equity Awards at Fiscal Year-End 2019 (immediately following), and are subject to accelerated vesting upon death or disability as defined in the 2018 Parametric Phantom Incentive Plan.

Outstanding Equity Awards at Fiscal Year-End 2019

The following tables reflect outstanding Company stock options and unvested restricted stock held by our named executive officers at October 31, 2019:

Outstanding Equity Awards at Fiscal Year-End 2019
Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price ($)	Option Expiration Date
Thomas E. Faust Jr.	11/1/2010	237,921	-	28.69	11/1/2020
	11/1/2011	310,602	-	24.46	11/1/2021
	11/1/2012	258,412	-	28.23	11/1/2022
	11/1/2013	221,260	-	41.90	11/1/2023
	11/3/2014	239,848	102,792	36.71	11/3/2024
	11/2/2015	161,253	197,087	36.76	11/2/2025
	11/1/2016	111,675	335,025	34.84	11/1/2026
	11/1/2017	23,344	210,096	50.67	11/1/2027
	11/1/2018	-	314,940	45.50	11/1/2028
Laurie G. Hylton	11/1/2012	20,861	-	28.23	11/1/2022
	11/1/2013	32,240	-	41.90	11/1/2023
	11/3/2014	35,952	15,408	36.71	11/3/2024
	11/2/2015	22,950	28,050	36.76	11/2/2025
	11/1/2016	14,595	43,785	34.84	11/1/2026
	11/1/2017	3,484	31,356	50.67	11/1/2027
	11/1/2018	-	55,104	45.50	11/1/2028
Brian D. Langstraat	11/1/2010	17,643	-	28.69	11/1/2020
	11/1/2011	20,799	-	24.46	11/1/2021
	11/1/2012	16,475	-	28.23	11/1/2022
	11/1/2013	16,620	-	41.90	11/1/2023
	11/3/2014	38,150	16,350	36.71	11/3/2024
	11/2/2015	67,059	81,961	36.76	11/2/2025
	11/1/2016	47,740	143,220	34.84	11/1/2026
	11/1/2017	13,132	118,188	50.67	11/1/2027
	11/1/2018	-	171,759	45.50	11/1/2028

Outstanding Equity Awards at Fiscal Year-End 2019 (continued)
Option Awards (continued)
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price ($)	Option Expiration Date
Frederick S. Marius	11/1/2012	8,668	-	28.23	11/1/2022
	11/1/2013	12,628	-	41.90	11/1/2023
	11/3/2014	14,715	9,810	36.71	11/3/2024
	11/2/2015	11,123	17,479	36.76	11/2/2025
	11/1/2016	8,650	25,950	34.84	11/1/2026
	11/1/2017	2,084	18,756	50.67	11/1/2027
	11/1/2018	-	28,831	45.50	11/1/2028
Matthew J. Witkos	11/1/2010	30,673	-	28.69	11/1/2020
	11/1/2011	4,088	-	24.46	11/1/2021
	11/1/2012	33,411	-	28.23	11/1/2022
	11/1/2013	91,760	-	41.90	11/1/2023
	11/3/2014	76,006	32,574	36.71	11/3/2024
	11/2/2015	47,349	57,871	36.76	11/2/2025
	11/1/2016	31,835	95,505	34.84	11/1/2026
	11/1/2017	7,966	71,694	50.67	11/1/2027
	11/1/2018	-	106,520	45.50	11/1/2028

Outstanding Equity Awards at Fiscal Year-End 2019 (continued)
Stock Awards
Name	Grant Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($) (5)
Thomas E. Faust Jr.	11/3/2015	24,810	(2)	1,131,336
	11/2/2016	40,326	(2)	1,838,866
	11/1/2017	59,955	(2)	2,733,948
	11/1/2018	44,946	(2)(3)	2,049,538
	11/1/2018	61,593	(1)(3)	2,808,641
Laurie G. Hylton	11/3/2015	4,068	(2)	185,501
	11/2/2016	6,380	(2)	290,928
	11/1/2017	10,275	(2)	468,540
	11/1/2018	8,676	(2)(3)	395,626
	11/1/2018	13,134	(1)(3)	598,910
Brian D. Langstraat	11/3/2014	4,290	(1)	195,624
	11/2/2015	17,204	(1)	784,502
	11/1/2016	27,225	(1)	1,241,460
	11/1/2017	26,280	(1)	1,198,368
	11/1/2018	34,890	(1)	1,590,984
	10/5/2019	31,682	(4)	1,444,699
	10/5/2019	36,918	(4)	1,683,461
	10/5/2019	40,816	(4)	1,861,210
Frederick S. Marius	11/3/2015	2,736	(2)	124,762
	11/2/2016	4,257	(2)	194,119
	11/1/2017	7,230	(2)	329,688
	11/1/2018	6,120	(2)(3)	279,072
	11/1/2018	8,234	(1)(3)	375,470
Matthew J. Witkos	11/3/2015	8,142	(2)	371,275
	11/2/2016	12,364	(2)	563,798
	11/1/2017	19,095	(2)	870,732
	11/1/2018	16,848	(2)(3)	768,269
	11/1/2018	22,723	(1)(3)	1,036,169

(1)Grants vest 10% on the first anniversary of the date of grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability or a change in control of the Company as defined in the 2013 Plan. As of October 31, 2019, the vesting schedules for stock options and restricted stock awards outstanding were as follows:

Grant Date	Vesting Schedule	Remaining Vesting Dates
11/3/2014	30%	11/3/2019
11/2/2015	25% 30%	11/2/2019 11/2/2020
11/1/2016	20% 25% 30%	11/2/2019 11/2/2020 11/1/2021
11/1/2017	15% 20% 25% 30%	11/2/2019 11/2/2020 11/1/2021 11/1/2022
11/1/2018	10% 15% 20% 25% 30%	11/2/2019 11/2/2020 11/1/2021 11/1/2022 11/1/2023

(2)These awards were approved as performance-based awards on the Compensation Committee approval dates listed below. Upon the satisfactory attainment of specified performance objectives, restricted stock was granted pursuant to these awards on the grant date listed below. Grants vest 10% on the date of grant, 15% on the first anniversary, 20% on the second anniversary, 25% on the third anniversary and 30% on the fourth anniversary, subject to accelerated vesting upon death, disability or a change in control of the Company as defined in the 2013 Plan. As of October 31, 2019, the vesting schedules for these outstanding restricted stock were as follows:

Committee Approval Date	Grant Date	Vesting Schedule	Remaining Vesting Dates
11/3/2014	11/3/2015	30%	11/3/2019
11/2/2015	11/2/2016	25% 30%	11/2/2019 11/2/2020
11/1/2016	11/1/2017	20% 25% 30%	11/2/2019 11/2/2020 11/1/2021
11/1/2017	11/1/2018(3)	15% 20% 25% 30%	11/2/2019 11/2/2020 11/1/2021 11/1/2022

(3)As discussed in the Long-Term Equity Incentive Awards section of Elements of Executive Compensation under Compensation Discussion and Analysis contained in Item 11 of this Annual Report on Form 10-K, the Company eliminated contractually predetermined performance requirements for restricted stock awards granted to named executive officers beginning on November 1, 2018, reflecting changes in the tax treatment of executive compensation under the 2017 Tax Act. As a result of this change, certain named executive offers recognized two grants of restricted stock in fiscal 2019, one a performance-based award initially made in fiscal 2018 and ultimately granted in fiscal 2019 based on the satisfactory attainment of specified performance objectives and the other a new award granted in fiscal 2019 for which no specified performance objective applies.

(4)This award was granted to Mr. Langstraat on October 5, 2019 in connection with the exchange offer discussed in Long-Term Equity Incentive Awards ꟷ Modification of Awards for Parametric Employees under Elements of Executive Compensation contained in Item 11 of this Annual Report on Form 10-K. The vesting schedule of this award was structured to ensure that the vesting of the restricted shares granted is consistent with the vesting schedule for the phantom incentive units tendered in the exchange offer. As of October 31, 2019, the vesting was as follows:

Plan Granted Under	Tendered Phantom Incentive Units	Shares Non-Voting Common Stock Issued	Vesting Schedule	Remaining Vesting Dates
2016 Parametric Phantom Incentive Plan	478	31,682	27% 33% 40%	11/1/2019 11/1/2020 11/1/2021
2016 Parametric Phantom Incentive Plan	557	36,918	17% 22% 28% 33%	11/1/2019 11/1/2020 11/1/2021 11/1/2022
2018 Parametric Phantom Incentive Plan	61,581	40,816	10% 15% 20% 25% 30%	11/1/2019 11/1/2020 11/1/2021 11/1/2022 11/1/2023
Total	62,616	109,416

The number of restricted shares of the Company’s Non-Voting Common Stock issued to Mr. Langstraat on October 5, 2019 is reflected in Grants of Plan-Based Awards for Fiscal 2019 (immediately above).

(5)Calculated by multiplying the number of unvested shares of Non-Voting Common Stock by the closing price per share of the Non-Voting Common Stock on October 31, 2019.

Option Exercises and Stock Vested During Fiscal 2019

The following table sets forth certain information regarding stock options exercised by our named executive officers and restricted stock that vested during fiscal 2019.

Option Exercises and Stock Vested During Fiscal 2019
	Option Awards		Restricted Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($) (1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (2)
Thomas E. Faust Jr.	209,971	3,714,830	72,262	3,284,604
Laurie G. Hylton	-	-	11,939	542,689
Brian D. Langstraat	17,582	275,969	30,926	1,888,127
Frederick S. Marius	-	-	8,342	379,188
Matthew J. Witkos	34,761	586,339	25,450	1,156,789

(1)Calculated as the difference between the market value of the underlying Non-Voting Common Stock at the exercise date of the options and the aggregate exercise price. Actual gains realized on disposition of stock acquired upon exercise depend on the value of the underlying Non-Voting Common Stock on the date sold.

(2)Calculated by multiplying the number of vested shares of Non-Voting Common Stock by the closing price per share of the Non-Voting Common Stock on the date of vesting.

Non-Qualified Deferred Compensation for Fiscal 2019

The following table sets forth certain information regarding interest and dividend income, investment gains and losses, and market appreciation in fiscal 2019 of our named executive officers on their balances in the Company’s non-qualified Supplemental Profit Sharing Retirement Plan and the Stock Option Income Deferral Plan, along with aggregate balances as of October 31, 2019.

Non-Qualified Deferred Compensation for Fiscal 2019
Name	Aggregate Earnings in Fiscal 2019 ($)(1)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at October 31, 2019 ($)
Thomas E. Faust Jr.	446,179	(312,312)	10,285,098
Laurie G. Hylton	-	-	-
Brian D. Langstraat	-	-	-
Frederick S. Marius	-	-	-
Matthew J. Witkos	-	-	-

(1)Amounts include net investment gains of $11,173 on balances in the non-qualified Supplemental Profit Sharing Retirement Plan for Mr. Faust, dividend income of $312,312 on balances in the Stock Option Income Deferral Plan for Mr. Faust and market appreciation of $122,694 on balances in the Stock Option Income Deferral Plan for Mr. Faust. Since investment returns in the Supplemental Profit Sharing Retirement Plan and the Stock Option Income Deferral Plan are not above-market or preferential, none of the amounts included in this table are reportable in the Summary Compensation Table. See Non-Qualified Compensation Plan Benefits in Item 11 of this Annual Report on Form 10-K for a further discussion of the Supplemental Profit Sharing Retirement Plan and Stock Option Income Deferral Plan.

Employment Agreement with Mr. Langstraat

In connection with our acquisition of Parametric in 2003, we entered into an employment agreement with Mr. Langstraat. The employment agreement had an initial five-year term that automatically extends for additional one-year periods unless either party provides prior notice to the contrary. The employment agreement provides for an annual base salary of at least $357,434.38, a discretionary bonus and the right to participate in the employee benefit plans, programs and arrangements of the Company provided to senior executives.

If Mr. Langstraat’s employment is terminated by us without cause (as defined in the agreement) or by him for good reason (as defined in the agreement), he receives all amounts that are accrued as of the termination date and, subject to his execution of a release and his continued compliance with his restrictive covenant agreement, a cash amount each month, for a total number of months equal to the lesser of (1) eighteen months and (2) the number of full months remaining in the term as of the date of termination, but in no case less than six months, with the monthly payment equal to one-twelfth of the sum of (1) his base salary at the highest rate in effect at any time during the 12-month period prior to the date of termination and (2) an amount equal to one-half of the aggregate bonus paid to him during the eight calendar quarters completed prior to the date of termination.

If Mr. Langstraat’s employment is terminated for any other reason, including as a result of his death or disability, for cause or voluntarily by Mr. Langstraat without good reason, he is entitled only to the accrued obligations; provided, that in a termination due to disability, we would continue paying his base salary (as in effect on the date of termination) until he becomes eligible to receive disability income or other payments under any applicable disability insurance policy.

Potential Payments upon Change in Control or Death or Disability

The table below shows the estimated incremental value transfer to each of our named executive officers as it relates to their equity awards under various scenarios in connection with a termination of employment or change in control. In addition, under our employment agreement with Mr. Langstraat, we have agreed to provide him severance and other benefits in the event his employment is terminated under specified circumstances (see Potential Payments to Mr. Langstraat under Potential Payments upon Change in Control or Death or Disability in Item 11, Executive Compensation, of this Annual Report on Form 10-K). The table below assumes such events occurred on October 31, 2019. The actual amounts that would be paid to any named executive officer can only be determined at the time of a change in control or death or disability, and would likely vary from those shown below.

Acceleration of Equity Awards
Name	Change in Control ($) (1)	Death/Disability Benefit ($) (1)
Thomas E. Faust Jr.	16,854,762	16,854,762
Laurie G. Hylton	2,801,081	2,801,081
Brian D. Langstraat	12,428,418	12,428,418
Frederick S. Marius	1,826,941	1,826,941
Matthew J. Witkos	5,449,692	5,449,692

(1)Each of the outstanding agreements pursuant to which restricted stock awards were granted to our named executive officers provides that the shares of restricted stock will become fully vested in connection with a change in control (as defined in the applicable plan or agreement). In addition, the Compensation Committee may, in its discretion, accelerate the vesting of the options held by each named executive officer upon the occurrence of a change in control (and the amounts shown in this table include the amount of the benefit each of our named executive officers would have received if the options held by them as of October 31, 2019 had become fully vested as a result of a change in control). The amount of the benefit was calculated, with respect to restricted stock, by multiplying the closing price per share of Eaton Vance Non-Voting Common Stock on October 31, 2019 ($45.60) by the number of unvested restricted shares each person holds and, with respect to stock options, by multiplying the number of shares underlying the unvested in-the-money options held by the difference between the closing price per share of Eaton Vance Non-Voting Common Stock on October 31, 2019 and the exercise price of the option.

Change in Control

Unless otherwise determined by the Compensation Committee, a change in control of the Company is defined under the 2008 Plan and the 2013 Plan as:

1)The acquisition, other than from the Company, by any individual, entity or group (within the meaning of Section 13(d)(3) or 14(d)(2) of the Exchange Act) (Person) of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of 50% or more of the combined voting power of the then-outstanding shares of the Company’s Voting Stock; provided, that any acquisition by the Company or any of its Subsidiaries, or any employee benefit plan (or related trust) sponsored or maintained by the Company or any of its Subsidiaries shall not constitute a Change in Control.

2)Approval by the Voting Shareholders of the Company of a reorganization, merger or consolidation (Business Combination), in each case with respect to which all or substantially all of the individuals and entities who are the respective beneficial owners of the Company’s Voting Stock immediately prior to such Business Combination will not, following such Business Combination, beneficially own, directly or indirectly, more than 50 percent of, respectively, the then-combined voting power of the then-outstanding Voting Stock entitled to vote generally in the election of directors of the Company or other entity resulting from the Business Combination in substantially the same proportion as their ownership immediately prior to such Business Combination; or

3)Approval by the Voting Shareholders of (i) a complete liquidation or dissolution of the Company, (ii) a sale or other disposition of all or substantially all of the assets of the Company, (iii) a sale or disposition of Eaton Vance Management (or any successor thereto) or of all or substantially all of the assets of Eaton Vance Management (or any successor thereto), or (iv) an assignment by any direct or indirect Subsidiary of the Company of investment advisory agreements pertaining to more than 50 percent of the aggregate assets under management of all such subsidiaries of the Company, in the case of (ii), (iii) or (iv) other than to a corporation or other entity with respect to which, following such sale or disposition or assignment, more than 50 percent of the outstanding combined voting power of the then outstanding voting securities entitled to vote generally in the election of directors of the corporation or other entity is then owned beneficially, directly or indirectly, by all or substantially all of the individuals and entities who were the beneficial owners of the Voting Stock immediately prior to such sale, disposition or assignment in substantially the same proportion as their ownership of the Voting Stock immediately prior to such sale, disposition or assignment.

Notwithstanding the foregoing, the following events shall not cause, or be deemed to cause, and shall not constitute, or be deemed to constitute, a Change in Control:

1)The acquisition, holding or disposition of Voting Stock deposited under the Voting Trust Agreement dated as of October 30, 1997, as amended, of the Voting Trust Receipts issued therefore, any change in the persons who are Voting Trustees thereunder, or the acquisition, holding or disposition of Voting Stock deposited under any subsequent replacement voting trust agreement or of the voting trust receipts issued therefore, or any change in the persons who are voting trustees under any such subsequent replacement voting trust agreement; provided, that any such acquisition, disposition or change shall have resulted solely by reason of the death, incapacity, retirement, resignation, election or replacement of one or more voting trustees.

2)Any termination or expiration of a voting trust agreement under which shares of Voting Stock have been deposited or the withdrawal therefrom of any Voting Stock deposited thereunder, if all Voting Stock and/or the voting trust receipts issued therefore continue to be held thereafter by the same persons in the same amounts.

3)The approval by the holders of the Voting Stock of a reorganization of the Company into different operating groups, business entities or other reorganization after which the voting power of the Company is maintained as substantially the same as before the reorganization by the holders of the Voting Stock.

Other than Mr. Langstraat, our named executive officers do not have employment, severance or change in control agreements. Each of the outstanding agreements pursuant to which stock options were granted to our named executive officers contains provisions providing that the Compensation Committee may, in its discretion, accelerate the vesting of stock options upon the occurrence of a change in control (as defined in the applicable plan or agreement). Each of the outstanding agreements pursuant to which restricted stock awards were granted to our named executive officers contains provisions providing that the shares of restricted stock will become 100% vested in connection with a change in control (as defined in the applicable plan or agreement).

Retirement

Stock options granted on or after October 24, 2012 and restricted stock awards (whenever awarded) do not provide for continued or accelerated vesting upon retirement. All stock option awards that have historically provided for continued vesting (those granted prior to October 24, 2012) are now fully vested. As such, there are no potential future contractual accelerations of equity awards of our named executive officers upon retirement.

Death/Disability

Our long-term equity incentive plans provide that options and restricted stock become immediately vested and exercisable upon the awardee’s death or termination of service with the Company due to disability within the meaning of Section 22(e)(3) of the Internal Revenue Code, as amended from time to time.

Potential Payments to Mr. Langstraat

Under our employment agreement with Mr. Langstraat, we have agreed to provide him severance and other benefits in the event his employment is terminated under specified circumstances. This agreement is described above under Employment Agreement with Mr. Langstraat in Item 11, Executive Compensation, of this Annual Report on Form 10-K. In addition to the amounts discussed above with respect to equity awards, if Mr. Langstraat’s employment had been terminated on October 31, 2019 by us without cause or by Mr. Langstraat for good reason, he would have been entitled to receive monthly compensation of $458,333 over a ten-month period, resulting in total severance compensation of $4,583,333.

CEO Pay Ratio

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 402(u) of Regulation S-K, we are providing the following information regarding the ratio of the annual total compensation of our Chief Executive Officer to the median of the annual total compensation of all our employees other than the Chief Executive Officer (CEO Pay Ratio). Our CEO Pay Ratio is a reasonable estimate calculated in a manner consistent with Item 402(u).

As of October 31, 2019, we employed approximately 1,904 employees. In accordance with Instruction 2 to Item 402(u) of Regulation S-K, as there have been no changes to our employee population or to our employee compensation arrangements during fiscal 2019 that we reasonably believe would result in a significant change to our pay ratio disclosure, we elected to use the same median employee that was identified in our Annual Report on Form 10-K for the year ended October 31, 2018 to calculate the 2019 CEO Pay Ratio. Our median employee was identified from our global employee population as of October 31, 2018. To identify our median employee, we used annual base salaries, bonuses and commissions paid to our employees in fiscal 2018 and the grant date fair value of any equity-based awards granted in fiscal 2018. For purposes of this analysis, we annualized the base salaries of full-time employees who joined the Company after the start of our fiscal year. We believe this consistently applied compensation measure reasonably reflects annual compensation across the Company’s employee base. After identifying our median employee, we calculated the median employee’s annual total compensation using the same methodology we use for our named executive officers in the Summary Compensation Table in Item 11, Executive Compensation, of this Annual Report on Form 10-K.

For fiscal 2019, the annual total compensation of Thomas E. Faust Jr., our Chief Executive Officer, was $13,370,078 and our median employee’s annual total compensation was $149,073. Accordingly, our CEO Pay Ratio for fiscal 2019 was 90 to 1.

As set forth in the Summary Compensation Table contained in Item 11 of this Annual Report on Form 10-K, Mr. Faust’s total compensation in fiscal 2018 was $12,412,020. The increase in Mr. Faust’s annual total compensation for fiscal 2019 was attributable to a change in the Company’s restricted stock award program for named executive officers that took effect at the beginning of the fiscal year. As a result of this change, Mr. Faust recognized two grants of restricted stock in fiscal 2019, one initially made in fiscal 2018 and ultimately granted in fiscal 2019 based on the satisfactory attainment of the award’s stated performance objectives, and the other a new award granted in fiscal 2019 (not conditional on attaining a specified performance objective). Including only restricted stock awards initially made in fiscal 2019, the total compensation of Mr. Faust in fiscal 2019 would be $11,097,808 and the CEO Pay Ratio for fiscal 2019 would be 74 to 1.

Because the SEC rules for identifying the median of the annual total compensation of employees and calculating the pay ratio based on that employee’s annual total compensation allow companies to adopt a variety of methodologies, to apply certain exclusions and to make reasonable estimates and assumptions that reflect their employee populations and compensation practices, the CEO Pay Ratio reported by other companies may not be comparable to our reported CEO Pay Ratio, as other companies have offices in different locations, have different employee populations and have different compensation practices and may utilize different methodologies, exclusions, estimates and assumptions in calculating their CEO Pay Ratios.

Director Compensation

In fiscal 2019, the Compensation Committee engaged an independent consulting firm, Mercer Consulting, to assist in evaluating director compensation to assess the competitiveness of our compensation program for directors relative to companies within our peer group. The analysis provided by Mercer Consulting includes data on total compensation for directors, as well as the individual elements of director compensation, including annual retainers, meeting fees and equity awards.

In line with our philosophy regarding executive compensation, it is the Compensation Committee’s objective to align the goals of our Director compensation with the goals of our shareholders. To that end, a significant percent of our Director compensation is paid in the form of equity awards linked to an increase in shareholder value.

Further, under the Company’s stock ownership guidelines adopted on October 24, 2018 and effective as of fiscal 2019, non-employee Directors must maintain beneficial ownership interests in shares of the Company’s Non-Voting Common stock at least equal to three times their annual cash retainers. Included in the determination of the beneficial ownership interests of non-employee Directors are: (1) unrestricted shares of the Company’s Non-Voting Common Stock; (2) shares of the Company’s Non-Voting Common Stock that are restricted subject only to continued service as a non-employee Director for a specified period of time; (3) shares of the Company’s Non-Voting Common Stock held through any Company-sponsored plan such as a qualified retirement plan and/or a supplemental executive retirement plan; (4) vested and unvested shares of deferred stock units; and (5) vested options that are beneficially owned by the non-employee Director. Non-employee Directors have three years from the date they become subject to the guidelines to fulfill the ownership requirements.

Each year on the first business day in November, our non-employee Directors are granted deferred stock units with a value of $140,000. In addition, at the first Board meeting following his or her election, each new non-employee Director received deferred stock units with a value of $140,000. During fiscal 2019, the Compensation Committee approved a change, effective beginning in fiscal 2020, to eliminate the initial deferred stock unit award currently granted to new non-employee Directors upon their election to the Board. The deferred stock units granted to non-employee Directors on November 1, 2017 vest and settle on the date of the non-employee Director’s termination from the Board (other than for cause). Deferred stock units granted to the non-employee Directors after November 1, 2017 vest and settle on either the date of the non-employee Director’s termination from the Board (other than for cause) or on the second anniversary of the award’s grant date, depending on an election made by the non-employee Director at the time of grant.

In addition to the equity-based compensation described above, our non-employee Directors receive the following cash compensation:

•An annual fee of $75,000 for service as a Director.

•Meeting fees of $2,500 for attending a Board meeting ($1,750 for participating in a Board meeting via telephone).

•$1,500 for attending a committee meeting ($1,100 for participating in a committee meeting via telephone).

The Chairs of Board committees, members of the Audit Committee and the lead independent Director receive additional annual retainers as follows:

•Chair of the Audit Committee: $20,000

•Chair of the Compensation Committee: $8,500

•Chair of the Nominating and Governance Committee: $7,500

•Members of the Audit Committee, excluding the Chair: $5,000

•Lead independent Director: $50,000

Our Directors are reimbursed for their reasonable travel and related expenses incurred in attending our Board and Committee meetings. Employee Directors of the Company receive no additional compensation for their service as Directors.

The following table sets forth information regarding the compensation earned by our non-employee Directors in fiscal 2019.

Director Compensation for Fiscal 2019
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Total ($)
Ann E. Berman	135,650	148,736	284,386
Leo I. Higdon, Jr.	154,500	148,736	303,236
Paula A. Johnson	103,450	149,473	252,923
Dorothy E. Puhy	126,250	148,736	274,986
Winthrop H. Smith, Jr.	128,750	148,736	277,486
Richard A. Spillane, Jr.	109,750	148,736	258,486

(1)	These amounts represent the grant date fair value, as calculated in accordance with accounting standards, of deferred stock units granted during fiscal 2019.

As of October 31, 2019, each non-employee Director had the following number of options (all vested) and deferred stock units (all unvested) outstanding:

Director Outstanding Equity Awards at Fiscal Year-End
Name	Options #	Deferred Stock Units #
Ann E. Berman	15,822	6,123
Leo I. Higdon, Jr.	46,012	6,123
Paula A. Johnson	-	6,648
Dorothy E. Puhy	18,868	6,123
Winthrop H. Smith, Jr.	29,010	6,123
Richard A. Spillane, Jr.	46,012	6,123

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Voting Common Stock

All outstanding shares of our Voting Common Stock, $0.00390625 par value (which is the only class of our stock having voting rights) are deposited in a Voting Trust, of which the Voting Trustees were, as of October 31, 2019, Craig R. Brandon, Daniel C. Cataldo, Michael A. Cirami, Cynthia J. Clemson, James H. Evans, Thomas E. Faust Jr., Maureen A. Gemma, Laurie G. Hylton, Brian D. Langstraat, Frederick S. Marius, David C. McCabe, Scott H. Page, Edward J. Perkin, Lewis R. Piantedosi, Charles B. Reed, Craig P. Russ, John L. Shea, Eric A. Stein, Payson F. Swaffield, Michael W. Weilheimer, R. Kelly Williams and Matthew J. Witkos. The Voting Trust has a term that expires on October 31, 2022. Each holder of Voting Common Stock is a Voting Trustee. In as much as the 22 Voting Trustees of the Voting Trust have unrestricted voting rights with respect to the Voting Common Stock (except that the Voting Trust Agreement provides that the Voting Trustees shall not vote such Stock in favor of the sale, mortgage or pledge of all or substantially all of the Company’s assets, any change in the capital structure or powers of the Company in connection with a merger, consolidation, reorganization or dissolution of the Company, the termination of the Voting Trust, the addition of a Voting Trustee, the removal of a Voting Trustee by the other Voting Trustees or the renewal of the term of the Voting Trust without the written consent of the holders of Voting Trust Receipts representing at least a majority of such Stock subject at the time to the Voting Trust Agreement), they may be deemed to be the beneficial owners of all of the Company’s outstanding Voting Common Stock by virtue of Rule 13d-3(a)(1) under the Securities Exchange Act of 1934. The Voting Trust Agreement provides that the Voting Trustees shall act by a majority if there are six or more Voting Trustees; otherwise they shall act unanimously except as otherwise provided in the Voting Trust Agreement. The address of the Voting Trustees is Two International Place, Boston, Massachusetts 02110.

The following table sets forth the beneficial owners at October 31, 2019 of the Voting Trust Receipts issued under the Voting Trust Agreement, which Receipts cover the aggregate of 422,935 shares of the Voting Common Stock then outstanding:

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

(1)The address for each Beneficial Holder is c/o Eaton Vance Corp., Two International Place, Boston, MA 02110.

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

Non-Voting Common Stock

The Articles of Incorporation of the Company provide that our Non-Voting Common Stock, $0.00390625 par value, shall have no voting rights under any circumstances whatsoever. As of October 31, 2019, the executive officers and Directors of the Company, as a group, beneficially owned 7,367,453 shares of such Non-Voting Common Stock (including, as noted, options exercisable within 60 days of October 31, 2019 to purchase such stock and shares held in the trust of the Stock Option Income Deferral Plan for an executive officer), or 6.3 percent of the 116,509,827 total shares and share equivalents of Non-Voting Common Stock then outstanding (consisting of 113,143,567 shares outstanding plus 3,143,180 shares subject to options exercisable within 60 days of October 31, 2019 held by executive officers and Directors and 223,080 shares held in the trust of the Stock Option Income Deferral Plan for an executive officer), based upon information furnished by the officers and Directors.

The following table sets forth the beneficial ownership of our Non-Voting Common Stock as of October 31, 2019, including options exercisable within 60 days of October 31, 2019 to purchase such stock, by (1) each of the named executive officers of the Company (as defined in Executive Compensation in Item 11 of this Annual Report on Form 10-K), (2) each Director of the Company and (3) all current executive officers and Directors as a group (investment power being sole unless otherwise indicated):

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)(2)		Percent of Class(3)

Non-Voting Common Stock	Thomas E. Faust Jr.	5,118,985	(4)(5)	4.44%

Non-Voting Common Stock	Brian D. Langstraat	637,735		*

Non-Voting Common Stock	Matthew J. Witkos	625,929		*

Non-Voting Common Stock	Laurie G. Hylton	410,478	(6)	*

Non-Voting Common Stock	Frederick S. Marius	129,071		*

Non-Voting Common Stock	Richard A. Spillane, Jr.	55,336		*

Non-Voting Common Stock	Leo I. Higdon, Jr.	50,033		*

Non-Voting Common Stock	Winthrop H. Smith, Jr.	48,010		*

Non-Voting Common Stock	Dorothy E. Puhy	42,849		*

Non-Voting Common Stock	Ann E. Berman	15,822		*

Non-Voting Common Stock	Paula A. Johnson	6,589		*

All current executive officers and Directors as
a group (12 individuals)		7,367,453		6.32%

*	Percentage of class owned is less than 1 percent
(1)	Based solely upon information furnished by the individuals.
(2)	Includes shares subject to options exercisable within 60 days of October 31, 2019 granted to, but not exercised by, each executive officer and Director above.
(3)

Based on 113,143,567 outstanding shares plus options exercisable within 60 days of October 31, 2019 of 1,912,542 for Mr. Faust, 395,275 for Mr. Witkos, 366,288 for Mr. Langstraat, 180,652 for Ms. Hylton, 88,552 for Mr. Marius, 46,012 for Mr. Higdon, 46,012 for Mr. Spillane, 29,010 for Mr. Smith, 18,868 for Ms. Puhy and 15,822 for Ms. Berman. The denominator for Mr. Faust also includes 223,080 shares held in the trust of the Stock Option Income Deferral Plan for Mr. Faust.

(4)	Includes 3,100 shares held by or on behalf of Mr. Faust’s children.
(5)	Includes 223,080 shares held in the trust of the Stock Option Income Deferral Plan for Mr. Faust.
(6)	Includes 9,080 shares held by or on behalf of Ms. Hylton’s children.

Changes in Control

There are no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information concerning our equity compensation plans at October 31, 2019:

Equity Compensation Plan Information
(c)
Number of
	(a)	(b)	Securities
	Number of	Weighted-	Remaining Available
	Securities	Average	for Future Issuance
	to be Issued upon	Exercise Price	under Equity
	the Exercise of	of Outstanding	Compensation Plans
	Outstanding	Options,	(excluding
	Options, Warrants	Warrants and	securities reflected
Plan category	and Rights(1)	Rights	in column (a))(2)
Equity compensation plans approved
by security holders	17,598,988	$$37.22	10,340,490
Equity compensation plans not
approved by security holders	-	-	-
Total	17,598,988	$37.22	10,340,490

(1)The amount appearing under the “Number of securities to be issued upon the exercise of outstanding options, warrants and rights” represents 17,598,988 shares of the Company’s Non-Voting Common Stock related to our 2013 Omnibus Incentive Plan and predecessor plans.

(2)The amount appearing under “Number of securities remaining available for future issuance under equity compensation plans” includes 87,741 shares of the Company’s Non-Voting Common Stock related to our 2013 Employee Stock Purchase Plan, 34,052 shares related to our 2013 Nonqualified Employee Stock Purchase Plan, 256,009 shares related to our 2013 Incentive Compensation Nonqualified Employee Stock Purchase Plan and 9,962,688 shares related to our 2013 Omnibus Incentive Plan, which provides for the issuance of stock options, restricted stock and deferred stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

We have established an Employee Loan Program under which a program maximum of $20.0 million is available for loans to our officers (other than executive officers) and other key employees to finance their exercise of options to acquire shares of our Non-Voting Common Stock. Loans are written for a seven-year period, are at varying fixed interest rates (currently ranging from 0.9 percent to 2.9 percent), are payable in annual installments commencing with the third year in which the loan is outstanding and are collateralized by the stock issued upon exercise of the option. We ceased making new loans under a previous loan program to our executive officers and our Directors in conformity with a federal law effective July 30, 2002. All loans under the program must be made on or before October 31, 2022. Loans outstanding under our program totaled $8.4 million at October 31, 2019.

During the fiscal year ended October 31, 2019, the Company did not at any time have any executive officers who were indebted to the Company under an employee loan program.

During the fourth quarter of fiscal 2019, Mr. Langstraat participated in the exchange offer and the accelerated repurchase offer discussed in the Long-Term Equity Incentive Awards – Modification of Awards for Parametric Employees section of Elements of Executive Compensation under Compensation Discussion and Analysis contained in Item 11 of this Annual Report on Form 10-K. In connection with the exchange offer, he received an award of 109,416 restricted shares of our Non-Voting Common Stock; in connection with the accelerated repurchase offer, he received a cash payment of $25.0 million.

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

Director Independence

As of October 31, 2019, our Board of Directors consisted of Thomas E. Faust Jr., Chairman, Chief Executive Officer and President of the Company, Brian D. Langstraat, Chief Executive Officer of Parametric, and the following independent Directors, as defined under applicable NYSE listing standards: Ann E. Berman, Leo I. Higdon, Jr., Paula A. Johnson, Dorothy E. Puhy, Winthrop H. Smith, Jr. and Richard A. Spillane, Jr. Our Board of Directors has determined that each member of the Audit, Compensation, and Nominating and Governance Committees meets the standards of independence under our corporate governance guidelines and applicable NYSE listing standards, including the requirement that each member cannot have any material relationship with the Company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the Company).

Item 14. Principal Accountant Fees and Services

Audit and Non-Audit Fees

The following table presents fees for the professional audit services rendered by Deloitte & Touche LLP for the integrated audit of our annual financial statements for the years ended October 31, 2019 and 2018 and fees billed for other services rendered by Deloitte & Touche LLP during those periods.

Year Ended October 31,	2019	2018

Audit fees(1)	$4,020,024	$3,615,820
Audit-related fees(2)	146,000	174,600
Tax fees(3)	657,422	886,010
All other fees(4)	658,455	623,970
Total	$5,481,901	$5,300,400

(1)Audit fees include fees billed for the audits of the Company’s annual financial statements and internal control over financial reporting, audits of the Company’s consolidated sponsored funds, review of the financial statements included in Form 10-Q filings and services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)Audit-related fees consist primarily of fees billed for a security count audit, the audit of the Company employee benefit plan, an attestation on internal control over compliance and valuation services related to the Company’s audit.

(3)Tax fees consist of the aggregate fees billed for tax compliance, tax advice and tax planning for the Company (domestic and international) and tax return preparation for the Company’s consolidated sponsored funds.

(4)All other fees include $644,955 and $585,470 of fees billed in fiscal 2019 and 2018, respectively, related to audit and tax services provided to collective investment trusts and unit investment trusts managed by the Company. All other fees also include subscription fees of $13,500 for the Deloitte Accounting Research Tool in both fiscal 2019 and 2018.

The Eaton Vance Corp. Audit Committee or the Eaton Vance Funds Audit Committee (collectively, our Audit Committees) review all audit, audit-related, tax and all other fees at least annually. Our Audit Committees pre-approved all audit, audit-related, tax and other services in fiscal 2019 and 2018. Our Audit Committees have concluded that the provision of the services listed above is compatible with maintaining the independence of Deloitte & Touche LLP.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)Exhibits and Financial Statement Schedules

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

2.2

Stock Purchase Agreement, dated as of June 4, 2003, among Eaton Vance Acquisitions, PPA Acquisition, LLC, PPA Acquisition Corp., Brian Langstraat and David Stein. (Incorporated by reference to Exhibit 2.4 to the Company’s Annual Report on Form 10-K filed on January 21, 2004.

2.3

First Amendment to the Stock Purchase Agreement, dated as of July 30, 2003, among Eaton Vance Acquisitions, PPA Acquisition, LLC, PPA Acquisition Corp., Brian Langstraat and David Stein. (Incorporated by reference to Exhibit 2.5 to the Company’s Annual Report on Form 10-K filed on January 21, 2004.)

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

4.2	Description of the Registrant’s Securities. (Filed herewith.)
9.1	Voting Trust Agreement made as of October 30, 1997. (Incorporated by reference to Exhibit 9.1 to the Company’s Annual Report on Form 10-K, filed on January 28, 1998.)
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

9.8	Resolutions of the Voting Trustees of the Voting Trust amending the Voting Trust Agreement, dated October 30, 2019. (Filed herewith.)

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
10.3

Eaton Vance Corp. Annual Performance Incentive Plan for Non-Covered Employees, as amended, dated October 25, 2010. (Incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K, filed on December 22, 2010.) †

10.4

Eaton Vance Corp. 2008 Omnibus Incentive Plan Restatement No. 5 effective as of October 24, 2012. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 26, 2012.) †

10.5

Eaton Vance Corp. Executive Performance-Based Compensation Plan Restatement No. 3, dated October 17, 2013. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 21, 2013.) †

10.6

Credit Agreement, dated October 21, 2014, by and among Eaton Vance Corp. as borrower, Wells Fargo Bank, National Association as administrative agent, Eaton Vance Management (wholly-owned subsidiary of Eaton Vance Corp.) as guarantor and the lenders thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 23, 2014.)

10.7

Eaton Vance Corp. 2013 Nonqualified Employee Stock Purchase Plan, as amended and restated on October 30, 2015. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on November 3, 2015.) †

10.8

Eaton Vance Corp. 2013 Incentive Compensation Nonqualified Employee Stock Purchase Plan, as amended and restated on January 16, 2019. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 16, 2019.) †

10.9

Parametric Portfolio Associates LLC, Long-Term Equity Incentive Plan, as amended and restated on October 30, 2015. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on November 3, 2015.) †

10.10	2016 Parametric Phantom Incentive Plan, dated October 26, 2016. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on October 31, 2016.) †
10.11	2018 Parametric Phantom Incentive Plan, dated January 10, 2018. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 12, 2018.) †
10.12	Eaton Vance Corp. 2013 Omnibus Incentive Plan, as amended and restated on October 30, 2019. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on October 31, 2019.) †
10.13

Eaton Vance Corp. 2013 Employee Stock Purchase Plan, as amended and restated on October 25, 2017. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on October 27, 2017.) †

10.14

Eaton Vance Corp. Deferred Alpha Incentive Plan, as amended and restated on October 25, 2017. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on October 27, 2017.) †

10.15

Eaton Vance Employee Loan Program – Restatement No. 4 (formerly called the Eaton Vance Corp. 1998 Executive Loan Program) effective as of October 24, 2018. (Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K, filed on December 21, 2018.) †

10.16

Credit Agreement, dated December 11, 2018, by and among Eaton Vance Corp. as borrower, Wells Fargo Bank, National Association as administrative agent, Eaton Vance Management (a wholly-owned subsidiary of Eaton Vance Corp.) as guarantor and the lenders thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 14, 2018.)

10.17

First Amendment to Eaton Vance Corp. Deferred Alpha Incentive Plan, dated October 29, 2019. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on October 31, 2019.) †

10.18	Employment Agreement with Brian D. Langstraat, dated September 10, 2003. (Filed herewith.) †
10.19	Restrictive Covenant Agreement of Brian D. Langstraat, dated September 10, 2003. (Filed herewith.) †
21.1	List of the Company’s Subsidiaries as of October 31, 2019. (Filed herewith.)
23.1	Consent of Independent Registered Public Accounting Firm. (Filed herewith.)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith.)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith.)
99.1	List of Eaton Vance Corp. Open Registration Statements. (Filed herewith.)
101

Materials from the Eaton Vance Corp. Annual Report on Form 10-K for the year ended October 31, 2019, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) related Notes to the Consolidated Financial Statements, tagged in detail (filed herewith).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
†	Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Eaton Vance

Corp. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EATON VANCE CORP.

/s/ Thomas E. Faust Jr.
Thomas E. Faust Jr.
Chairman, Chief Executive Officer and President

December 20, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Eaton Vance Corp. and in the capacities and on the dates indicated:

/s/ Thomas E. Faust Jr.	Chairman, Chief Executive	December 20, 2019
Thomas E. Faust Jr.	Officer and President

/s/ Laurie G. Hylton	Chief Financial Officer	December 20, 2019
Laurie G. Hylton

/s/ Julie E. Rozen	Chief Accounting Officer	December 20, 2019
Julie E. Rozen

/s/ Ann E. Berman	Director	December 20, 2019
Ann E. Berman

/s/ Leo I. Higdon, Jr.	Director	December 20, 2019
Leo I. Higdon, Jr.

/s/ Paula A. Johnson	Director	December 20, 2019
Paula A. Johnson

/s/ Brian D. Langstraat	Director	December 20, 2019
Brian D. Langstraat

/s/ Dorothy E. Puhy	Director	December 20, 2019
Dorothy E. Puhy

/s/ Richard A. Spillane, Jr.	Director	December 20, 2019
Richard A. Spillane, Jr.

/s/ Winthrop H. Smith, Jr.	Director	December 20, 2019
Winthrop H. Smith, Jr.