Form 10-Q
period 2020-01-31
EATON VANCE CORP
filed 2020-03-06
CIK 350797

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended January 31, 2020

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Outstanding as of January 31, 2020
Non-Voting Common Stock, $0.00390625 par value	114,257,084 shares
Voting Common Stock, $0.00390625 par value	478,643 shares

Eaton Vance Corp.

Form 10-Q

As of January 31, 2020 and for the

Three Month Period Ended January 31, 2020

Part I - Financial Information

Item 1. Consolidated Financial Statements (unaudited)

Eaton Vance Corp.
Consolidated Balance Sheets (unaudited)

	January 31,	October 31,
(in thousands)	2020	2019

Assets

Cash and cash equivalents	$544,114	$557,668
Management fees and other receivables	237,579	237,864
Investments	1,095,103	1,060,739
Assets of consolidated collateralized loan obligation (CLO) entities:
Cash	21,439	48,704
Bank loans and other investments	1,290,583	1,704,270
Other assets	13,658	28,039
Deferred sales commissions	59,256	55,211
Deferred income taxes	43,907	62,661
Equipment and leasehold improvements, net	72,245	72,798
Operating lease right-of-use assets	265,618	-
Intangible assets, net	74,885	75,907
Goodwill	259,681	259,681
Loan to affiliate	5,000	5,000
Other assets	65,369	85,087
Total assets	$4,048,437	$4,253,629

See notes to Consolidated Financial Statements.

Eaton Vance Corp.
Consolidated Balance Sheets (unaudited) (continued)

	January 31,	October 31,
(in thousands, except share data)	2020	2019

Liabilities, Temporary Equity and Permanent Equity

Liabilities:

Accrued compensation	$88,271	$240,722
Accounts payable and accrued expenses	79,941	89,984
Dividend payable	52,630	55,177
Debt	620,722	620,513
Operating lease liabilities	314,846	-
Liabilities of consolidated CLO entities:
Senior and subordinated note obligations	1,218,216	1,617,095
Other liabilities	30,847	51,122
Other liabilities	61,853	108,982
Total liabilities	2,467,326	2,783,595

Commitments and contingencies (Note 18)	nil	nil

Temporary Equity:

Redeemable non-controlling interests	336,087	285,915
Total temporary equity	336,087	285,915

Permanent Equity:

Voting Common Stock, par value $0.00390625 per share:
Authorized, 1,280,000 shares
Issued and outstanding, 478,643 and 422,935 shares,
respectively	2	2
Non-Voting Common Stock, par value $0.00390625 per share:
Authorized, 190,720,000 shares
Issued and outstanding, 114,257,084 and 113,143,567 shares,
respectively	446	442
Additional paid-in capital	-	-
Notes receivable from stock option exercises	(7,354)	(8,447)
Accumulated other comprehensive loss	(58,701)	(58,317)
Retained earnings	1,310,631	1,250,439
Total Eaton Vance Corp. shareholders' equity	1,245,024	1,184,119
Non-redeemable non-controlling interests	-	-
Total permanent equity	1,245,024	1,184,119
Total liabilities, temporary equity and permanent equity	$4,048,437	$4,253,629

See notes to Consolidated Financial Statements.

Eaton Vance Corp.
Consolidated Statements of Income (unaudited)
	Three Months Ended
	January 31,
(in thousands, except per share data)	2020	2019
Revenue:
Management fees	$394,801	$350,750
Distribution and underwriter fees	21,578	23,090
Service fees	33,939	29,360
Other revenue	2,236	3,216
Total revenue	452,554	406,416
Expenses:
Compensation and related costs	171,982	153,888
Distribution expense	40,003	37,508
Service fee expense	29,755	25,517
Amortization of deferred sales commissions	5,968	5,547
Fund-related expenses	11,067	9,645
Other expenses	59,060	53,181
Total expenses	317,835	285,286
Operating income	134,719	121,130
Non-operating income (expense):
Gains and other investment income, net	16,090	5,833
Interest expense	(5,888)	(6,131)
Other income (expense) of consolidated CLO entities:
Gains and other investment income, net	15,563	5,441
Interest and other expense	(17,396)	(8,336)
Total non-operating income (expense)	8,369	(3,193)
Income before income taxes and equity in net
income of affiliates	143,088	117,937
Income taxes	(32,578)	(27,625)
Equity in net income of affiliates, net of tax	2,325	1,948
Net income	112,835	92,260
Net income attributable to non-controlling and
other beneficial interests	(8,850)	(5,459)
Net income attributable to Eaton Vance Corp. shareholders	$103,985	$86,801
Earnings per share:
Basic	$0.95	$0.77
Diluted	$0.91	$0.75
Weighted average shares outstanding:
Basic	109,380	112,255
Diluted	114,688	115,516

See notes to Consolidated Financial Statements.

Eaton Vance Corp.
Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended
	January 31,
(in thousands)	2020	2019

Net income	$112,835	$92,260
Other comprehensive income (loss):
Amortization of net losses on cash flow hedges, net of tax	(24)	(24)
Foreign currency translation adjustments	(360)	986
Other comprehensive income (loss), net of tax	(384)	962

Total comprehensive income	112,451	93,222
Comprehensive income attributable to non-controlling
and other beneficial interests	(8,850)	(5,459)
Total comprehensive income attributable to Eaton Vance
Corp. shareholders	$103,601	$87,763

See notes to Consolidated Financial Statements.

Eaton Vance Corp.
Consolidated Statements of Shareholders' Equity (unaudited)

	Permanent Equity								Temporary Equity
(in thousands)	Voting Common Stock	Non-Voting Common Stock	Additional Paid-In Capital	Notes Receivable from Stock Option Exercises	Accumulated Other Comprehensive Loss	Retained Earnings	Non-Redeemable Non- Controlling Interests	Total Permanent Equity	Redeemable Non-Controlling Interests
Balance, November 1, 2019	$2	$442	$-	$(8,447)	$(58,317)	$1,250,439	$-	$1,184,119	$285,915
Net income	-	-	-	-	-	103,985	207	104,192	8,643
Other comprehensive loss, net of tax	-	-	-	-	(384)	-	-	(384)	-
Dividends declared ($0.38 per share)	-	-	-	-	-	(43,048)	-	(43,048)	-
Issuance of Voting Common Stock	-	-	581	-	-	-	-	581	-
Issuance of Non-Voting Common Stock:
On exercise of stock options	-	4	31,735	(122)	-	-	-	31,617	-
Under employee stock purchase plans	-	-	1,657	-	-	-	-	1,657	-
Under employee stock purchase incentive plan	-	-	2,695	-	-	-	-	2,695	-
Under restricted stock plan, net of forfeitures	-	6	-	-	-	-	-	6	-
Stock-based compensation	-	-	29,520	-	-	-	-	29,520	-
Tax expense of non-controlling interest repurchases	-	-	(14)	-	-	-	-	(14)	-
Repurchase of Non-Voting Common Stock	-	(6)	(65,870)	-	-	(745)	-	(66,621)	-
Principal repayments on notes receivable
from stock option exercises	-	-	-	1,215	-	-	-	1,215	-
Net subscriptions (redemptions/distributions)
of non-controlling interest holders	-	-	-	-	-	-	(207)	(207)	41,225
Changes in redemption value of non-controlling
interests redeemable at fair value	-	-	(304)	-	-	-	-	(304)	304
Balance, January 31, 2020	$2	$446	$-	$(7,354)	$(58,701)	$1,310,631	$-	$1,245,024	$336,087

See notes to Consolidated Financial Statements.

Eaton Vance Corp.
Consolidated Statements of Shareholders' Equity (unaudited) (continued)

	Permanent Equity								Temporary Equity
(in thousands)	Voting Common Stock	Non-Voting Common Stock	Additional Paid-In Capital	Notes Receivable from Stock Option Exercises	Accumulated Other Comprehensive Loss	Retained Earnings	Non-Redeemable Non- Controlling Interests	Total Permanent Equity	Redeemable Non-Controlling Interests
Balance, November 1, 2018	$2	$455	$17,514	$(8,057)	$(53,181)	$1,150,698	$1,000	$1,108,431	$335,097
Cumulative effect adjustment upon adoption
of new accounting standard (ASU 2016-01)	-	-	-	-	(3,714)	3,714	-	-	-
Net income	-	-	-	-	-	86,801	417	87,218	5,042
Other comprehensive income, net of tax	-	-	-	-	962	-	-	962	-
Dividends declared ($0.35 per share)	-	-	-	-	-	(40,386)	-	(40,386)	-
Issuance of Non-Voting Common Stock:
On exercise of stock options	-	1	2,980	(199)	-	-	-	2,782	-
Under employee stock purchase plans	-	-	1,593	-	-	-	-	1,593	-
Under employee stock purchase incentive plan	-	-	472	-	-	-	-	472	-
Under restricted stock plan, net of forfeitures	-	6	-	-	-	-	-	6	-
Stock-based compensation	-	-	22,659	-	-	-	-	22,659	-
Tax benefit of non-controlling interest repurchases	-	-	992	-	-	-	-	992	-
Repurchase of Non-Voting Common Stock	-	(12)	(45,288)	-	-	(69,733)	-	(115,033)	-
Principal repayments on notes receivable
from stock option exercises	-	-	-	381	-	-	-	381	-
Net subscriptions (redemptions/distributions)
of non-controlling interest holders	-	-	-	-	-	-	(439)	(439)	41,221
Net consolidations (deconsolidations) of
sponsored investment funds	-	-	-	-	-	-	-	-	(51,701)
Reclass to temporary equity	-	-	-	-	-	-	28	28	(28)
Purchase of non-controlling interests	-	-	-	-	-	-	-	-	(3,964)
Changes in redemption value of non-controlling
interests redeemable at fair value	-	-	(922)	-	-	-	-	(922)	922
Balance, January 31, 2019	$2	$450	$-	$(7,875)	$(55,933)	$1,131,094	$1,006	$1,068,744	$326,589

See notes to Consolidated Financial Statements.

Eaton Vance Corp.
Consolidated Statements of Cash Flows (unaudited)
	Three Months Ended
	January 31,
(in thousands)	2020	2019

Cash Flows From Operating Activities:
Net income	$112,835	$92,260
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	5,502	6,604
Amortization of deferred sales commissions	5,968	5,547
Stock-based compensation	29,520	22,659
Deferred income taxes	18,757	4,268
Net (gains) losses on investments and derivatives	(7,000)	3,646
Equity in net income of affiliates, net of tax	(2,325)	(1,948)
Dividends received from affiliates	2,540	2,895
Amortization of operating lease right-of-use assets	4,422	-
Consolidated CLO entities’ operating activities:
Net losses on bank loans, other investments and note obligations	9,342	6,107
Amortization of bank loan investments	(1,757)	(214)
Increase (decrease) in other assets, net of other liabilities	(5,986)	8,258
Decrease in cash due to deconsolidation of CLO entity	(4,606)	-
Changes in operating assets and liabilities:
Management fees and other receivables	242	12,937
Short-term debt securities	17,325	31,999
Investments held by consolidated sponsored funds and separately
managed accounts	(37,561)	(14,606)
Deferred sales commissions	(10,013)	(5,434)
Other assets	22,865	18,602
Accrued compensation	(152,470)	(156,750)
Accounts payable and accrued expenses	6,726	(1,910)
Operating lease liabilities	(3,978)	-
Other liabilities	7,343	(588)
Net cash provided by operating activities	17,691	34,332

Cash Flows From Investing Activities:
Additions to equipment and leasehold improvements	(6,828)	(8,300)
Proceeds from sale of investments	94	4,307
Purchase of investments	(73)	(1,364)
Proceeds from sale of investments in CLO entity note obligations	27,258	-
Consolidated CLO entities’ investing activities:
Proceeds from sales of bank loans and other investments	228,167	83,389
Purchase of bank loans and other investments	(243,504)	(361,121)
Net cash provided by (used for) investing activities	5,114	(283,089)

See notes to Consolidated Financial Statements.

Eaton Vance Corp.
Consolidated Statements of Cash Flows (unaudited) (continued)
	Three Months Ended
	January 31,
(in thousands)	2020	2019
Cash Flows From Financing Activities:
Purchase of additional non-controlling interest	$(8,372)	$(18,098)
Line of credit issuance costs	-	(930)
Proceeds from issuance of Voting Common Stock	581	-
Proceeds from issuance of Non-Voting Common Stock	35,975	4,853
Repurchase of Non-Voting Common Stock	(80,291)	(128,169)
Principal repayments on notes receivable from stock option exercises	1,215	381
Dividends paid	(45,482)	(43,230)
Net subscriptions received from non-controlling interest holders
non-controlling interest holders	40,662	41,772
Consolidated CLO entities’ financing activities:
Proceeds from line of credit	-	68,458
Net cash used for financing activities	(55,712)	(74,963)
Effect of currency rate changes on cash and cash equivalents	449	1,134
Net decrease in cash, cash equivalents and restricted cash	(32,458)	(322,586)
Cash, cash equivalents and restricted cash, beginning of period	653,345	866,075
Cash, cash equivalents and restricted cash, end of period	$620,887	$543,489

Supplemental Cash and Restricted Cash Flow Information:
Cash paid for interest	$5,986	$6,020
Cash paid for interest by consolidated CLO entities	22,882	-
Cash paid for income taxes, net of refunds	11,663	13,737
Supplemental Schedule of Non-Cash Investing and Financing Transactions:
Increase in equipment and leasehold improvements
due to non-cash additions	$1,196	$4,978
Operating lease right-of-use assets recognized upon adoption of new
lease guidance	270,040	-
Operating lease liabilities recognized upon adoption of new lease guidance	318,824	-
Exercise of stock options through issuance of notes receivable	122	199
Decrease in non-controlling interests due to net deconsolidations
of sponsored investment funds	-	(51,701)
Decrease in bank loans and other investments of consolidated CLO entities
due to unsettled sales	(10,870)	(2,288)
Increase in bank loans and other investments of consolidated CLO entities
due to unsettled purchases	19,731	84,033
Deconsolidation of CLO Entity:
Decrease in bank loans and other investments	$(445,569)	$-
Decrease in senior and subordinated loan obligations	(421,601)	-

See notes to Consolidated Financial Statements.

Eaton Vance Corp.

Notes to Consolidated Financial Statements (unaudited)

1. Summary of Significant Accounting Policies

Basis of presentation

In the opinion of management, the accompanying unaudited interim Consolidated Financial Statements of Eaton Vance Corp. (the Company) include all normal recurring adjustments necessary to present fairly the results for the interim periods in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). Such financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures have been omitted pursuant to such rules and regulations. As a result, these financial statements should be read in conjunction with the audited Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2019.

Adoption of new accounting standard

The Company adopted Accounting Standards Update (ASU) 2016-02, Leases, as of November 1, 2019. This guidance requires a lessee to recognize assets and liabilities on the balance sheet related to the rights and obligations created by those leases. The Company applied a modified retrospective approach to adoption and has not restated comparative periods. In order to reduce the complexity of adoption, the Company elected practical expedients that allowed it to forego reassessments of the following: whether an arrangement is or contains a lease, the classification of the lease, the recognition requirement for initial direct costs, and assumptions regarding renewal options that affect the lease term. Separately, the Company made accounting policy elections to 1) not separate lease and non-lease components such that all consideration required to be paid under its lease agreements will be allocated to the lease component, and 2) to report short-term leases with a term of twelve months or less off-balance sheet.

Upon adoption of the new guidance on November 1, 2019, the Company recognized operating lease right‐of‐use (ROU) assets of approximately $270.0 million equal to forecasted operating lease liabilities less deferred rent of $48.8 million, which was recognized under previous lease accounting guidance, and operating lease liabilities of approximately $318.8 million, with no cumulative-effect adjustment to opening retained earnings. The new guidance does not have a significant impact on the Company’s results of operations or cash flows because operating lease costs continue to be recognized on a straight‐line basis over the remaining lease term and operating lease payments continue to be classified within operating activities in the Consolidated Statement of Cash Flows.

The Company’s accounting policies related to leases, as provided below, have been updated to reflect the adoption of this new accounting standard as of November 1, 2019.

Leases

Contracts are evaluated at inception to determine whether such contract is or contains a lease. The Company leases certain office space and equipment under non-cancelable operating leases. As leases expire, they are normally renewed or replaced in the ordinary course of business. Lease agreements may contain renewal options exercisable by the Company, rent escalation clauses and/or other incentives provided by the landlord. Renewal options that have been determined to be reasonably certain to be exercised are included in the lease term. Rights and obligations attributable to identified leases with a term in excess of twelve months are recognized on the Company’s Consolidated Balance Sheet in the form of ROU assets and lease liabilities as of the date the underlying assets are available for use, which may be the date the Company gains access to begin leasehold improvements. Lease payments related to short-term leases with a term of twelve months or less are recognized on a straight-line basis as short-term lease expense.

Lease liabilities are initially and subsequently measured at the present value of future lease payments over the lease term. For the purposes of this calculation, lease payments consist of fixed monthly lease payments related to use of the underlying assets and related services. Discount rates used in the calculation of present value reflect estimated incremental borrowing rates determined for each lease as of the lease commencement date.

ROU assets are initially measured equal to the corresponding lease liabilities, adjusted for any lease incentives payable to the Company. Subsequently, the amortization of ROU assets are recognized as a component of operating lease expense. The total cost of operating leases is recognized on a straight-line basis over the life of the related leases, and is comprised of imputed interest on lease liabilities measured using the effective interest method and amortization of the ROU asset. Variable lease payments are primarily related to services such as common-area maintenance and utilities, property taxes and insurance and are recognized as variable lease expense when incurred.

ROU assets are tested for impairment whenever changes in facts or circumstances indicate that the carrying amount of an asset may not be recoverable. Modification of a lease term would result in re-measurement of the lease liability and a corresponding adjustment to the ROU asset.

2. Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the Company’s Consolidated Balance Sheets that equal the total of the same such amounts presented in the Consolidated Statements of Cash Flows:

	January 31,	October 31,
(in thousands)	2020	2019
Cash and cash equivalents	$544,114	$557,668
Restricted cash of consolidated sponsored funds included in investments	42,255	37,905
Restricted cash included in assets of consolidated CLO entities, cash	21,439	48,704
Restricted cash included in other assets	13,079	9,068
Total cash, cash equivalents and restricted cash presented
in the Consolidated Statement of Cash Flows	$620,887	$653,345

3.  Investments

The following is a summary of investments:

(in thousands)	January 31,	October 31,
	2020	2019
Investments held at fair value:
Short-term debt securities	$280,590	$297,845
Debt and equity securities held by consolidated sponsored funds	563,742	514,072
Debt and equity securities held in separately managed accounts	79,512	76,662
Non-consolidated sponsored funds and other	10,502	10,329
Total investments held at fair value	934,346	898,908
Investments held at cost	20,904	20,904
Investments in non-consolidated CLO entities	1,399	1,417
Investments in equity method investees	138,454	139,510
Total investments(1)	$1,095,103	$1,060,739

(1)	Excludes bank loans and other investments held by consolidated CLO entities, which are discussed in Note 4.

Investments held at fair value

The Company recognized gains (losses) related to debt and equity securities held at fair value within gains and other investment income, net, in the Company’s Consolidated Statements of Income as follows:

	Three Months Ended
	January 31,
(in thousands)	2020	2019
Realized gains (losses) on securities sold	$3,875	$(4,395)
Unrealized gains (losses) on investments
held at fair value	7,637	3,305
Net gains (losses) on investments held at fair value	$11,512	$(1,090)

Investments held at cost

Investments held at cost primarily include the Company’s equity investment in a wealth management technology firm. At both January 31, 2020 and October 31, 2019, the carrying value of the Company’s investment in the wealth management technology firm was $19.0 million. At both January 31, 2020 and October 31, 2019, there were no indicators of impairments related to investments carried at cost.

Investments in non-consolidated CLO entities

The Company provides investment management services for, and has made direct investments in, CLO entities that it does not consolidate, as described further in Note 4. The Company’s investments in non-consolidated CLO entities are carried at amortized cost unless impaired, at which point they are written down to fair value. At both January 31, 2020 and October 31, 2019, the carrying values of such investments were $1.4 million. At both January 31, 2020 and October 31, 2019, combined assets under management in the pools of non-consolidated CLO entities were $0.4 billion.

The Company did not recognize any impairment losses related to the Company’s investments in non-consolidated CLO entities for the three months ended January 31, 2020 and 2019, respectively.

Investments in equity method investees

The Company has a 49 percent equity interest in Hexavest Inc. (Hexavest), a Montreal, Canada-based investment adviser. The carrying value of this investment consisted of the following:

(in thousands)	January 31,	October 31,
	2020	2019
Equity in net assets of Hexavest	$5,536	$5,466
Definite-lived intangible assets	18,905	19,486
Goodwill	115,598	116,319
Deferred tax liability	(5,086)	(5,243)
Total carrying value	$134,953	$136,028

The Company’s investment in Hexavest is denominated in Canadian dollars and is subject to foreign currency translation adjustments, which are recorded in accumulated other comprehensive income (loss). Changes in the carrying value of goodwill is entirely attributable to foreign currency translation adjustments.

The Company also has a seven percent equity interest in a private equity partnership managed by a third party that invests in companies in the financial services industry. At both January 31, 2020 and October 31, 2019, the carrying value of this investment was $3.5 million.

The Company did not recognize any impairment losses related to its investments in equity method investees for the three month periods ended January 31, 2020 or 2019.

During the three months ended January 31, 2020 and 2019, the Company received dividends of $2.5 million and $2.9 million, respectively, from its investments in equity method investees.

4.  Variable Interest Entities (VIEs)

Investments in VIEs that are consolidated

In the normal course of business, the Company maintains investments in sponsored entities that are considered VIEs to support their launch and marketing. The Company consolidates these sponsored entities if it is the primary beneficiary of the VIE.

Consolidated sponsored funds

The Company invests in sponsored investment companies that meet the definition of a VIE. Underlying investments held by consolidated sponsored funds consist of debt and equity securities and are included in the reported amount of investments on the Company’s Consolidated Balance Sheets at January 31, 2020 and October 31, 2019. Net investment income or (loss) related to consolidated sponsored funds was included in gains and other investment income, net, in the Company’s Consolidated Statements of Income for all periods presented. The impact of consolidated sponsored funds’ net income or (loss) on net income attributable to Eaton Vance Corp. shareholders was reduced by amounts attributable to non-controlling interest holders, which are recorded in net income attributable to non-controlling and other beneficial interests in the Company’s Consolidated Statements of Income for all periods presented. The extent of the Company’s exposure to loss with respect to a consolidated sponsored fund is limited to the amount of the Company’s investment in the sponsored fund and any uncollected management and performance fees. The Company is not obligated to provide financial support to sponsored funds. Only the assets of a sponsored fund are available to settle its obligations. Other beneficial interest holders of sponsored funds do not have recourse to the general credit of the Company.

The following table sets forth the balances related to consolidated sponsored funds as well as the Company’s net interest in these funds:

(in thousands)	January 31,	October 31,
	2020	2019
Investments	$563,742	$514,072
Other assets	16,490	16,846
Other liabilities	(47,193)	(35,488)
Redeemable non-controlling interests	(310,548)	(260,681)
Net interest in consolidated sponsored funds	$222,491	$234,749

Consolidated CLO entities

As of January 31, 2020, the Company deemed itself to be the primary beneficiary of three non-recourse securitized CLO entities, namely, Eaton Vance CLO 2019-1 (CLO 2019-1), Eaton Vance CLO 2013-1 (CLO 2013-1) and Eaton Vance CLO 2014-1R (CLO 2014-1R). As of October 31, 2019, the Company deemed itself to be the primary beneficiary of four non-recourse securitized CLO entities, namely, CLO 2019-1, CLO 2013-1, Eaton Vance CLO 2018-1 (CLO 2018-1) and CLO 2014-1R.

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

Eaton Vance CLO 2019-1

CLO 2019-1 was securitized on May 15, 2019. As of January 31, 2020, the Company continues to hold 100 percent of the subordinated notes that were issued by CLO 2019-1 at closing and is still serving as the collateral manager of the entity. The Company deemed itself to be the primary beneficiary of CLO 2019-1 upon acquiring 100 percent of the subordinated interests of the entity on May 15, 2019 and began consolidating the entity as of that date.

Eaton Vance CLO 2013-1

The Company deemed itself to be the primary beneficiary of CLO 2013-1 upon acquiring 100 percent of the subordinated notes of the entity on May 1, 2019 and began consolidating the entity as of that date. As of January 31, 2020, the Company continues to hold 100 percent of the subordinated notes that were acquired on May 1, 2019 and is still serving as the collateral manager of the entity.

Eaton Vance CLO 2018-1

CLO 2018-1 was securitized on October 24, 2018. The Company deemed itself to be the primary beneficiary of CLO 2018-1 upon acquiring 93 percent of the subordinated interests of the entity on October 24, 2018 and began consolidating the entity as of that date. On January 15, 2020, the Company sold its entire interest in the subordinated notes of CLO 2018-1 to an unrelated third party for $27.3 million and recognized a loss of $7.2 million upon the sale included within gains and other investment income, net of consolidated CLO entities in the Company’s Consolidated Statement of Income for the three months ended January 31, 2020. Although the Company continues to serve as collateral manager of the entity, the Company concluded that it no longer had an obligation to absorb the losses of, or the rights to receive benefits from, CLO 2018-1 that could potentially be significant to the entity. As a result, the Company concluded that it was no longer the primary beneficiary of CLO 2018-1 upon the sale of the subordinated interests of the entity on January 15, 2020 and deconsolidated the entity as of that date.

Eaton Vance CLO 2014-1R

CLO 2014-1R was securitized on August 23, 2018. As of January 31, 2020, the Company continues to hold 100 percent of the subordinated notes that were issued by CLO 2014-1R at closing and is still serving as the collateral manager of the entity. The Company deemed itself to be the primary beneficiary of CLO 2014-1R upon acquiring 100 percent of the subordinated interests of the entity on August 23, 2018 and began consolidating CLO 2014-1R as of that date.

The Company elected to apply the measurement alternative to ASC 820 for collateralized financing entities upon the initial consolidation and for the subsequent measurement of the securitized CLO entities consolidated by the Company (collectively, the consolidated securitized CLO entities). The Company determined that the fair value of the financial assets of these entities is more observable than the fair value of the financial liabilities. Through the application of the measurement alternative, the fair value of the financial liabilities of these entities is measured as the difference between the fair value of the financial assets and the fair value of the Company’s beneficial interests in these entities, which beneficial interests include the subordinated interests held by the Company and any accrued management fees due to the Company. The fair value of the subordinated notes held by the Company is determined primarily based on an income approach, which projects the cash flows of the CLO assets using projected default, prepayment, recovery and discount rates, as well as observable assumptions about market yields, callability and other market factors. An appropriate discount rate is then applied to determine the discounted cash flow valuation of the subordinated notes. Aggregate disclosures for the securitized CLO entities consolidated by the Company as of January 31, 2020 and October 31, 2019 are provided below.

The following table presents the balances attributable to the consolidated securitized CLO entities included on the Company’s Consolidated Balance Sheets:

	January 31,	October 31,
(in thousands)	2020	2019
Assets of consolidated CLO entities:
Cash	$21,439	$48,704
Bank loans and other investments	1,290,583	1,704,270
Receivable for pending bank loan sales	10,870	24,193
Other assets	2,788	3,846
Liabilities of consolidated CLO entities:
Senior and subordinated note obligations	1,218,216	1,617,095
Payable for pending bank loan purchases	19,731	33,985
Other liabilities	11,116	17,137
Total beneficial interests	$76,617	$112,796

Although the Company’s beneficial interests in the consolidated securitized CLO entities are eliminated upon consolidation, the application of the measurement alternative results in the Company’s total beneficial interests in these entities of $76.6 million and $112.8 million at January 31, 2020 and October 31, 2019, respectively, being equal to the net amount of the consolidated CLO entities’ assets and liabilities included on the Company’s Consolidated Balance Sheets.

As of January 31, 2020 and October 31, 2019, no bank loan investments held by consolidated CLO entities were in default and no unpaid principal balances of such loan investments were 90 days or more past due or in non-accrual status. Additional disclosure of the fair values of assets and liabilities of consolidated CLO entities that are measured at fair value on a recurring basis is included in Note 6.

The following table presents the balances attributable to consolidated securitized CLO entities included in the Company’s Consolidated Statements of Income:

	Consolidated Securitized
	CLO Entities
	Three Months Ended
	January 31,
(in thousands)	2020	2019
Other income (expense) of consolidated CLO entities:
Gains and other investment income, net	$15,563	$4,578
Interest and other expense	(17,396)	(8,246)
Net loss attributable to the Company	$(1,833)	$(3,668)

The Company recognized net income of $0.8 million from a warehouse CLO entity that the Company consolidated during the three months ended January 31, 2019.

As summarized in the table below, the application of the measurement alternative results in the Company's earnings from the consolidated securitized CLO entities subsequent to initial consolidation, as shown above, to be equivalent to the Company's own economic interests in these entities:

	Consolidated Securitized
	CLO Entities
	Three Months Ended
	January 31,
(in thousands)	2020	2019
Economic interests in Consolidated Securitized CLO Entities:
Distributions received and realized and unrealized losses on
senior and subordinated interests held by the Company	$(3,760)	$(4,575)
Management fees	1,927	907
Total economic interests	$(1,833)	$(3,668)

Investments in VIEs that are not consolidated

Sponsored funds

The Company classifies its investments in certain sponsored funds that are considered VIEs as equity securities when it is not considered the primary beneficiary of these VIEs. The Company provides aggregated disclosures with respect to these non-consolidated sponsored fund VIEs in Note 3 and Note 6.

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

The Company’s maximum exposure to loss with respect to these non-consolidated CLO entities is limited to the carrying value of its investments in, and collateral management fees receivable from, these entities as of January 31, 2020. The Company held investments in these entities totaling $1.4 million on both January 31, 2020 and October 31, 2019. Collateral management fees receivable for these entities totaled $0.1 million on both January 31, 2020 and October 31, 2019. Other investors in these CLO entities have no recourse against the Company for any losses sustained. The Company did not provide any financial or other support to these entities that it was not previously contractually required to provide in any of the fiscal periods presented. Income from these entities is recorded as a component of gains (losses) and other investment income, net, in the Company’s Consolidated Statements of Income, based upon projected investment yields. Additional information regarding the Company’s investment in non-consolidated CLO entities, as well as the combined assets under management in the pools of non-consolidated CLO entities, is included in Note 3.

Other entities

The Company holds variable interests in, but is not deemed to be the primary beneficiary of, certain sponsored privately offered equity funds with total assets of $28.6 billion and $26.3 billion on January 31, 2020 and October 31, 2019, respectively. The Company’s variable interests in these entities consist of the Company’s direct ownership therein, which in each case is insignificant relative to the total ownership of the fund, and any investment advisory fees earned but uncollected. The Company’s maximum exposure to loss with respect to these managed entities is limited to the carrying value of its investments in, and investment advisory fees receivable from, these entities as of January 31, 2020. The Company held investments in these entities totaling $0.6 million and $0.5 million on January 31, 2020 and October 31, 2019, respectively, and investment advisory fees receivable totaling $1.8 million and $1.3 million on January 31, 2020 and October 31, 2019, respectively. The Company did not provide any financial or other support to these entities that it was not contractually required to provide in any of the periods presented. The Company does not consolidate these VIEs because it does not have the obligation to absorb losses of, or the right to receive benefits from, these VIEs that could potentially be significant to these VIEs.

The Company’s investments in privately offered equity funds are carried at fair value and included in non-consolidated sponsored funds and other and disclosed as a component of investments in Note 3.

The Company also holds a variable interest in, but is not deemed to be the primary beneficiary of, a private equity partnership managed by a third party that invests in companies in the financial services industry. The Company’s variable interest in this entity consists of the Company’s direct ownership in the private equity partnership, equal to $3.5 million at both January 31, 2020 and October 31, 2019. The Company did not provide any financial or other support to this entity. The Company’s risk of loss with respect to the private equity partnership is limited to the carrying value of its investment in the entity as of January 31, 2020. The Company does not consolidate this VIE because the Company does not hold the power to direct the activities that most significantly affect the VIE.

The Company’s investment in the private equity partnership is accounted for as an equity method investment and disclosures related to this entity are included in Note 3 under the heading Investments in equity method investees.

5. Derivative Financial Instruments

Derivative financial instruments designated as cash flow hedges

In fiscal 2017, the Company entered into a Treasury lock transaction in connection with the offering of its 2027 Senior Notes. The Company concurrently designated the Treasury lock as a cash flow hedge to mitigate its exposure to variability in the forecasted semi-annual interest payments and recorded a loss of $0.4 million, in other comprehensive income (loss), net of tax. The Company reclassified approximately $17,000 of the loss into interest expense during both the three months ended January 31, 2020 and 2019, and will reclassify the remaining $0.5 million loss as of January 31, 2020 to earnings over the remaining term of the debt. During the next twelve months, the Company expects to reclassify approximately $68,000 of the unamortized loss.

In fiscal 2013, the Company entered into a forward-starting interest rate swap in connection with the offering of its 2023 Senior Notes and recorded a gain in other comprehensive income (loss), net of tax. The Company reclassified $50,000 of the gain into interest expense during both the three months ended January 31, 2020 and 2019 and will reclassify the remaining $0.7 million gain as of January 31, 2020 to earnings over the remaining term of the debt. During the next twelve months, the Company expects to reclassify approximately $0.2 million of the unamortized gain.

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

Excluding derivative financial instruments held by consolidated sponsored funds, the Company was party to the following derivative financial instruments:

	January 31, 2020		October 31, 2019
	Number of Contracts	Notional Value (in millions)	Number of Contracts	Notional Value (in millions)
Stock index futures	1,239	$112.0	1,370	$108.3
Total return swaps	2	$84.0	2	$84.0
Interest rate swaps	6	$21.6	6	$24.4
Credit default swaps	1	$8.0	1	$8.0
Foreign exchange contracts	36	$51.4	26	$56.4
Commodity futures	416	$15.7	415	$15.2
Currency futures	206	$24.9	231	$24.0
Interest rate futures	171	$28.8	151	$22.3

The derivative contracts outstanding and associated notional values at January 31, 2020 and October 31, 2019 are representative of derivative balances throughout each respective period.

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

	January 31, 2020		October 31, 2019
(in thousands)	Other Assets	Other Liabilities	Other Assets	Other Liabilities
Stock index futures	$497	$1,199	$615	$1,841
Total return swaps	-	1,064	396	114
Interest rate swaps	6	337	61	235
Credit default swaps	341	-	360	-
Foreign exchange contracts	589	611	51	615
Commodity futures	1,085	472	319	334
Currency futures	350	33	128	153
Interest rate futures	98	449	144	22
Total	$2,966	$4,165	$2,074	$3,314

The Company maintains collateral with certain counterparties to satisfy margin requirements for derivative positions. The collateral is classified as restricted cash and is included as a component of other assets on the Company’s Consolidated Balance Sheets. At January 31, 2020 and October 31, 2019, collateral balances were $12.2 million and $7.5 million, respectively.

The Company recognized the following gains (losses) on derivative financial instruments within gains (losses) and other investment income, net, in the Company’s Consolidated Statements of Income:

Three Months Ended
January 31,
(in thousands)	2020	2019
Stock index futures	$(2,619)	$(216)
Total return swaps	(1,381)	(2,185)
Interest rate swaps	(161)	-
Credit default swaps	(40)	(83)
Foreign exchange contracts	134	(284)
Commodity futures	425	870
Currency futures	55	36
Interest rate futures	(51)	(511)
Net losses	$(3,638)	$(2,373)

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

6.  Fair Value of Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables summarize financial assets and liabilities measured at fair value on a recurring basis and their assigned levels within the valuation hierarchy:

January 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Other Assets Not Held at Fair Value	Total
Financial assets:
Cash equivalents	$17,883	$105,582	$-	$-	$123,465
Investments held at fair value:
Debt securities:
Short-term	-	280,590	-	-	280,590
Held by consolidated sponsored funds	-	351,976	-	-	351,976
Held in separately managed accounts	-	56,149	-	-	56,149
Equity securities:
Held by consolidated sponsored funds	77,572	134,194	-	-	211,766
Held in separately managed accounts	23,146	217	-	-	23,363
Non-consolidated sponsored funds
and other	9,932	570	-	-	10,502
Investments held at cost(1)	-	-	-	20,904	20,904
Investments in non-consolidated CLO
entities(2)	-	-	-	1,399	1,399
Investments in equity method investees(1)	-	-	-	138,454	138,454
Derivative instruments	-	2,966	-	-	2,966
Assets of consolidated CLO entities:
Bank loans and other investments	-	1,286,525	4,058	-	1,290,583
Total financial assets	$128,533	$2,218,769	$4,058	$160,757	$2,512,117

Financial liabilities:
Derivative instruments	$-	$4,165	$-	$-	$4,165
Liabilities of consolidated CLO entities:
Senior and subordinated note obligations	-	1,218,216	-	-	1,218,216
Total financial liabilities	$-	$1,222,381	$-	$-	$1,222,381

October 31, 2019
(in thousands)	Level 1	Level 2	Level 3	Other Assets Not Held at Fair Value	Total
Financial assets:
Cash equivalents	$24,640	$157,267	$-	$-	$181,907
Investments held at fair value:
Debt securities:
Short-term	-	297,845	-	-	297,845
Held by consolidated sponsored funds	-	330,966	-	-	330,966
Held in separately managed accounts	-	55,426	-	-	55,426
Equity securities:
Held by consolidated sponsored funds	70,646	112,460	-	-	183,106
Held in separately managed accounts	21,168	68	-	-	21,236
Non-consolidated sponsored funds
and other	9,814	515	-	-	10,329
Investments held at cost(1)	-	-	-	20,904	20,904
Investments in non-consolidated CLO
entities(2)	-	-	-	1,417	1,417
Investments in equity method investees(1)	-	-	-	139,510	139,510
Derivative instruments	-	2,075	-	-	2,075
Assets of consolidated CLO entities:
Bank loans and other investments	-	1,702,769	1,501	-	1,704,270
Total financial assets	$126,268	$2,659,391	$1,501	$161,831	$2,948,991

Financial liabilities:
Derivative instruments	$-	$3,314	$-	$-	$3,314
Liabilities of consolidated CLO entities:
Senior and subordinated note obligations	-	1,617,095	-	-	1,617,095
Total financial liabilities	$-	$1,620,409	$-	$-	$1,620,409

(1)				These investments are not measured at fair value in accordance with U.S. GAAP.
(2)

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

Cash equivalents

Cash equivalents include investments in money market mutual funds, government agency securities, certificates of deposit and commercial paper with remaining maturities to the Company of less than three months, as determined upon the purchase of each security. Cash investments in daily redeemable, actively traded money market mutual funds are valued using published net asset values and are categorized as Level 1 within the fair value measurement hierarchy. Holdings of Treasury and government agency securities are valued based upon quoted market prices for similar assets in active markets, quoted prices for identical or similar assets that are not active and inputs other than quoted prices that are observable or corroborated by observable market data. The carrying amounts of certificates of deposit and commercial paper are measured at amortized cost, which approximates fair value due to the short time between the purchase and expected maturity of these investments. Depending on the categorization of the significant inputs, these assets are generally categorized in their entirety as Level 1 or 2 within the fair value measurement hierarchy.

Debt securities held at fair value

Debt securities held at fair value consist of certificates of deposit, commercial paper and corporate debt obligations with remaining maturities of three months to 12 months upon purchase by the Company, as well as investments in debt securities held in portfolios of consolidated sponsored funds and separately managed accounts.

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

Equity investments in non-consolidated mutual funds are valued using the published net asset value per share and are classified as Level 1 within the fair value measurement hierarchy. Sponsored private open-end funds are not listed on an active exchange but calculate a net asset value per share (or equivalent) as of the Company’s reporting date in a manner consistent with mutual funds. The Company’s investments therein do not have any redemption restrictions and are not probable of being sold at an amount different from their calculated net asset value per share (or equivalent). Accordingly, investments in sponsored private open-end funds are measured at fair value based on the net asset value per share (or equivalent) of the investment as a practical expedient and are categorized as Level 2 within the fair value measurement hierarchy. The Company does not have any unfunded commitments related to investments in sponsored private mutual funds at January 31, 2020 and October 31, 2019.

Derivative instruments

Derivative instruments, further discussed in Note 5, are recorded as either other assets or other liabilities on the Company’s Consolidated Balance Sheets. Futures and swap contracts are valued using a third‐party pricing service that determines fair value based on bid and ask prices. Foreign exchange contracts are valued by interpolating a value using the spot foreign exchange rate and forward points, which are based on spot rates and currency interest rate differentials. Derivative instruments generally are classified as Level 2 within the fair value measurement hierarchy.

Assets of consolidated CLO entities

Consolidated CLO entity assets include investments in bank loans and equity securities. Fair value is determined utilizing unadjusted quoted market prices when available. Equity securities held by consolidated CLO entities are valued using the same techniques as described above for equity securities. Interests in senior floating‐rate loans for which reliable market quotations are readily available are generally valued at the average mid‐point of bid and ask quotations obtained from a third‐party pricing service. Fair value may also be based upon valuations obtained from independent third‐party brokers or dealers utilizing matrix pricing models that consider information regarding securities with similar characteristics. In certain instances, fair value has been determined utilizing discounted cash flow analyses or single broker non‐binding quotes. Depending on the categorization of the significant inputs, these assets are generally categorized as Level 2 or 3 within the fair value measurement hierarchy.

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

Level 3 assets and liabilities

The following table shows a reconciliation of the beginning and ending fair value measurements of assets and liabilities valued on a recurring basis and classified as Level 3 within the fair value measurement hierarchy:

Three Months Ended
January 31,2020
(in thousands)	Bank Loans and Other Investments of Consolidated CLO Entities
Beginning balance	$1,501
Paydowns	(6)
Purchases	321
Net gains (losses) included in net income	37
Transfers into Level 3(1)	2,205
Ending balance	$4,058

(1)	Transfers into Level 3 were the result of a reduction in the availability of significant observable inputs used in determining the fair value of certain instruments.

Financial Assets and Liabilities Not Measured at Fair Value

Certain financial instruments are not carried at fair value, but their fair value is required to be disclosed. The following is a summary of the carrying amounts and estimated fair values of these financial instruments:

	January 31, 2020			October 31, 2019
(in thousands)	Carrying Value	Fair Value	Fair Value Level	Carrying Value	Fair Value	Fair Value Level
Loan to affiliate	$5,000	$5,000	3	$5,000	$5,000	3
Debt	$620,722	$666,699	2	$620,513	$658,615	2

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

7. Leases

The components of total operating lease expense included in other expenses in the Company’s Consolidated Statements of Income are as follows:

Three Months Ended
January 31,
(in thousands)	2020
Operating lease expense	$6,297
Variable lease expense	1,319
Total operating lease expense	$7,616

Operating lease liabilities primarily relate to office space leases in the U.S. that expire over various terms through 2039. A maturity analysis of undiscounted operating lease payments not yet paid and additional information related to the total amount of operating lease liabilities reported on the Company’s Consolidated Balance Sheet at January 31, 2020 are as follows:

Year Ending October 31,
(in thousands)	Amount
Remainder of 2020	$19,267
2021	26,256
2022	26,309
2023	25,658
2024	25,630
2025 – thereafter	252,713
Total undiscounted operating lease payments	375,833
Less: Imputed interest to be recognized as operating lease expense	(60,987)
Total operating lease liabilities	$314,846
Weighted average remaining lease term	14.4 years
Weighted average discount rate	2.4%

The Company utilizes estimated incremental borrowing rates as the discount rate to measure its lease liabilities. Incremental borrowing rates reflect the terms and conditions of each lease arrangement and are estimated at lease inception utilizing readily observable market-based unsecured corporate borrowing rates (commensurate with the Company’s credit rating on its outstanding senior unsecured public debt) that correspond to the weighted average term of the lease, primarily adjusted for the effects of collateralization.

As of October 31, 2019, the Company’s total future minimum lease commitments by year were as follows:

Year Ending October 31,
(in thousands)	Amount
2020	$25,239
2021	26,242
2022	26,296
2023	25,642
2024	25,614
2025 – thereafter	252,694
Total	$381,727

8. Acquisitions

Atlanta Capital Management Company, LLC (Atlanta Capital)

Atlanta Capital Plan

In fiscal 2019 and 2018, the Company exercised a series of call options through which it purchased $7.8 million and $8.2 million, respectively, of indirect profit interests held by non-controlling interest holders of Atlanta Capital pursuant to the provisions of the Atlanta Capital Management Company, LLC Long-Term Equity Incentive Plan (the Atlanta Capital Plan). These transactions settled in cash in each of the first quarters of fiscal 2020 and 2019, respectively.

Total indirect profit interests in Atlanta Capital held by non-controlling interest holders issued pursuant to the Atlanta Capital Plan were 8.2 percent at January 31, 2020 and October 31, 2019. The estimated fair value of these interests was $25.5 million and $25.2 million at January 31, 2020 and October 31, 2019, respectively, and is included as a component of temporary equity on the Consolidated Balance Sheets.

Parametric Portfolio Associates LLC (Parametric)

Parametric Plan

In fiscal 2019 and 2018, the Company exercised a series of call options through which it purchased $0.6 million and $5.9 million, respectively, of profit interests held by non-controlling interest holders of Parametric pursuant to the provisions of the Parametric Portfolio Associates LLC Long-Term Equity Plan (the Parametric Plan). These transactions settled in cash in each of the first quarters of fiscal 2020 and 2019, respectively.

As of January 31, 2020 and October 31, 2019, there were no profit or capital interests in Parametric held by non-controlling interest holders.

9. Intangible Assets

The following is a summary of intangible assets:

January 31, 2020
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Client relationships acquired	$134,247	$(116,810)	$17,437
Intellectual property acquired	1,025	(603)	422
Trademark acquired	4,257	(1,639)	2,618
Research system acquired	639	(639)	-
Non-amortizing intangible assets:
Mutual fund management contracts acquired	54,408	-	54,408
Total	$194,576	$(119,691)	$74,885

October 31, 2019
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Client relationships acquired	$134,247	$(115,921)	$18,326
Intellectual property acquired	1,025	(586)	439
Trademark acquired	4,257	(1,558)	2,699
Research system acquired	639	(604)	35
Non-amortizing intangible assets:
Mutual fund management contracts acquired	54,408	-	54,408
Total	$194,576	$(118,669)	$75,907

Amortization expense was $1.0 million and $1.8 million for the three months ended January 31, 2020 and 2019, respectively. Estimated remaining amortization expense for fiscal 2020 and the next five fiscal years, on a straight-line basis, is as follows:

Estimated
Year Ending October 31,	Amortization
(in thousands)	Expense
Remaining 2020	$2,785
2021	2,282
2022	2,154
2023	1,754
2024	1,679
2025	1,639

10. Revenue

The following table disaggregates total revenue by source:

	Three Months Ended
	January 31,
(in thousands)	2020	2019
Management fees:
Sponsored funds	$266,290	$242,666
Separate accounts	128,511	108,084
Total management fees	394,801	350,750
Distribution and underwriter fees:
Distribution fees	15,064	19,045
Underwriter commissions	6,514	4,045
Total distribution and underwriter fees	21,578	23,090
Service fees	33,939	29,360
Other revenue	2,236	3,216
Total revenue	$452,554	$406,416

The following table disaggregates total management fee revenue by investment mandate reporting category:

	Three Months Ended
	January 31,
(in thousands)	2020	2019
Equity	$195,754	$163,897
Fixed income(1)	65,503	58,007
Floating-rate income	43,060	53,678
Alternative	13,735	16,173
Parametric custom portfolios(1)	64,982	48,907
Parametric overlay services(2)	11,767	10,088
Total management fees	$394,801	$350,750

(1) The Company revised its investment mandate reporting categories to classify benchmark-based fixed income separate accounts (formerly classified as fixed income) as Parametric custom portfolios (formerly “portfolio implementation”), which now consists of equity, fixed income and multi-asset separate accounts managed by Parametric for which customization is a primary feature. Management fees totaling $9.0 million have been reclassified from fixed income to Parametric custom portfolios for the three months ended January 31, 2019. The reclassification does not affect the amount of total management fees in the prior period.

(2)  In the first quarter of fiscal 2020, this investment mandate reporting category was renamed Parametric overlay services (formerly “exposure management”). The name change does not affect the amount of management fees for the category in the prior period.

Management fees and other receivables reported on the Company’s Consolidated Balance Sheet include $232.7 million and $231.3 million of receivables from contracts with customers at January 31, 2020 and October 31, 2019, respectively. Deferred revenue reported in other liabilities on the Company’s Consolidated Balance Sheet was $4.9 million and $6.3 million at January 31, 2020 and October 31, 2019, respectively. The entire deferred revenue balance at the end of any given reporting period is expected to be recognized as management fee revenue in the subsequent quarter.

11. Stock-Based Compensation Plans

Compensation expense recognized by the Company related to its stock-based compensation plans was as follows:

	Three Months Ended
	January 31,
(in thousands)	2020	2019
Omnibus Incentive Plans:
Restricted shares	$20,002	$14,485
Stock options	7,345	5,440
Deferred stock units	859	615
Employee Stock Purchase Plans	371	176
Employee Stock Purchase Incentive Plan	930	52
Atlanta Capital Plan	401	570
Atlanta Capital Phantom Incentive Plan	455	274
Parametric Plan	-	740
Parametric Phantom Incentive Plan	16	922
Total stock-based compensation expense	$30,379	$23,274

The total income tax benefit recognized for stock-based compensation arrangements was $7.4 million and $5.2 million for the three months ended January 31, 2020 and 2019, respectively.

Restricted shares

A summary of restricted share activity for the three months ended January 31, 2020 is as follows:

		Weighted-
		Average
		Grant Date
(share figures in thousands)	Shares	Fair Value
Unvested, beginning of period	5,377	$42.72
Granted	1,517	46.16
Vested	(1,353)	40.32
Forfeited	(56)	44.60
Unvested, end of period	5,485	$44.24

As of January 31, 2020, there was $182.5 million of compensation cost related to unvested restricted share awards not yet recognized. That cost is expected to be recognized over a weighted-average period of 3.3 years.

Stock options

A summary of stock option activity for the three months ended January 31, 2020 is as follows:

(share and intrinsic value amounts in thousands)	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding, beginning of period	17,599	$37.22
Granted	2,827	46.15
Exercised	(928)	34.22
Forfeited/expired	(14)	38.89
Options outstanding, end of period	19,484	$38.65	6.1	$148,003
Options exercisable, end of period	10,525	$34.55	4.3	$119,944

The Company received $31.6 million and $2.8 million related to the exercise of options for the three months ended January 31, 2020 and 2019, respectively.

As of January 31, 2020, there was $53.0 million of compensation cost related to unvested stock options granted under the 2013 Omnibus Incentive Plan (2013 Plan) and predecessor plans that has not yet been recognized. That cost is expected to be recognized over a weighted-average period of 3.1 years.

Deferred stock units

Deferred stock units issued to non-employee Directors under the 2013 Plan are accounted for as liability awards. Deferred stock units granted are considered fully vested for accounting purposes on the grant date and the entire fair value of these awards is recognized as compensation cost on the date of grant.

During the three months ended January 31, 2020, 18,658 deferred stock units were issued to non-employee Directors pursuant to the 2013 Plan. The total liability attributable to deferred stock units included as a component of accrued compensation on the Company’s Consolidated Balance Sheet was $2.6 million and $1.7 million as of January 31, 2020 and October 31, 2019, respectively. The Company made a cash payment of $0.5 million in the first quarter of fiscal 2019 to settle deferred stock unit award liabilities. There were no cash payments made in the first quarter of fiscal 2020.

Parametric Long-Term Equity Incentive Plan

During the fourth quarter of fiscal 2019, the Company purchased all of the outstanding profit units held by current and former employees under the Parametric Long‐Term Equity Incentive Plan (Parametric Plan). The Company terminated the Parametric Plan in the first quarter of fiscal 2020.

Parametric Phantom Incentive Plans

During the fourth quarter of fiscal 2019, the Company completed an exchange offer transaction accounted for as a modification through which a majority of the outstanding phantom incentive units previously granted under the Parametric Phantom Incentive Plans were cancelled and exchanged for restricted shares of the Company’s Non-Voting Common Stock issued under the 2013 Plan. The Company will continue to recognize the remaining compensation expense of $0.2 million related to the remaining outstanding phantom incentive units over a weighted-average period of 3.7 years.

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

In the first three months of fiscal 2020, the Company purchased and retired approximately 1.4 million shares of its Non-Voting Common Stock under the current repurchase authorization. As of January 31, 2020, approximately 4.9 million additional shares may be repurchased under the current authorization.

13. Non-operating Income (Expense)

The components of non-operating income (expense) were as follows:

	Three Months Ended
	January 31,
(in thousands)	2020	2019
Interest and other income	$9,336	$9,820
Net gains (losses) on investments and derivatives	7,000	(3,646)
Net foreign currency losses	(246)	(341)
Gains and other investment income, net	16,090	5,833
Interest expense	(5,888)	(6,131)
Other income (expense) of consolidated CLO entities:
Interest income	24,905	11,750
Net losses on bank loans and other investments
and note obligations	(9,342)	(6,309)
Gains and other investment income, net	15,563	5,441
Structuring and closing fees	(236)	(101)
Interest expense	(17,160)	(8,235)
Interest and other expense	(17,396)	(8,336)
Total non-operating income (expense)	$8,369	$(3,193)

14. Income Taxes

The provision for income taxes was $32.6 million and $27.6 million, or 22.8 percent and 23.4 percent of pre-tax income, for the three months ended January 31, 2020 and 2019, respectively.

The following table reconciles the U.S. statutory federal income tax rate to the Company’s effective income tax rate:

	Three Months Ended
	January 31,
	2020	2019
Statutory U.S. federal income tax rate	21.0%	21.0%
State income tax, net of federal income tax benefits	4.9	4.6
Net income attributable to non-controlling and
other beneficial interests	(0.5)	(1.0)
Stock-based compensation	(0.1)	0.4
Net excess tax benefits from stock-based compensation plans	(3.4)	(2.5)
Other items	0.9	0.9
Effective income tax rate	22.8%	23.4%

The Company’s income tax provision for the three months ended January 31, 2020 includes $1.3 million of charges associated with certain provisions of the Tax Cuts and Jobs Act (2017 Tax Act) taking effect for the Company in fiscal 2019, relating principally to limitations on the deductibility of executive compensation. In the three months ended January 31, 2020, the Company’s income tax provision was reduced by net excess tax benefits of $4.9 million related to the exercise of employee stock options and vesting of restricted stock awards, and $0.9 million related to net income attributable to non-controlling and other beneficial interests, which is not taxable to the Company.

The Company’s income tax provision for the three months ended January 31, 2019 includes $0.6 million of charges associated with certain provisions of the 2017 Tax Act taking effect for the Company in fiscal 2019, relating principally to limitations on the deductibility of executive compensation. In the three months ended January 31, 2019, the Company’s income tax provision was reduced by net excess tax benefits of $2.9 million related to the exercise of employee stock options and vesting of restricted stock awards, and $1.4 million related to net income attributable to non-controlling and other beneficial interests, which is not taxable to the Company.

As of January 31, 2020 and October 31, 2019, no valuation allowance has been recorded for deferred tax assets, reflecting management’s belief that all deferred tax assets will be utilized.

As of January 31, 2020, the Company considers the undistributed earnings of certain foreign subsidiaries to be indefinitely reinvested in foreign operations. As of that date, the Company had approximately $4.8 million of undistributed earnings primarily from foreign operations in the U.K. that are not available to fund domestic operations or to distribute to shareholders unless repatriated. In consideration of the treatment of taxable distributions under the 2017 Tax Act, the impact of Global Intangible Low Taxed Income on the Company’s future foreign earnings and lack of withholding tax imposed by certain foreign governments, any future tax liability with respect to these undistributed earnings is immaterial.

The Company is generally no longer subject to income tax examinations by U.S. federal, state, local or non-U.S. taxing authorities for fiscal years prior to fiscal 2016.

15. Non-controlling and Other Beneficial Interests

The components of net income attributable to non-controlling and other beneficial interests were as follows:

	Three Months Ended
	January 31,
(in thousands)	2020	2019
Consolidated sponsored funds	$(7,177)	$(2,422)
Majority-owned subsidiaries	(1,673)	(3,037)
Net income attributable to non-controlling
and other beneficial interests	$(8,850)	$(5,459)

16. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), net of tax, for the three months ended January 31, 2020 and 2019 are as follows:

(in thousands)	Unamortized Net Gains on Cash Flow Hedges	Net Unrealized Gains on Available-for-Sale Investments	Foreign Currency Translation Adjustments	Total
Balance at October 31, 2019	$100	$-	$(58,417)	$(58,317)
Other comprehensive loss, before
reclassifications and tax	-	-	(360)	(360)
Tax impact	-	-	-	-
Reclassification adjustments, before tax	(33)	-	-	(33)
Tax impact	9	-	-	9
Net current period other comprehensive
loss	(24)	-	(360)	(384)
Balance at January 31, 2020	$76	$-	$(58,777)	$(58,701)

Balance at October 31, 2018	$200	$3,714	$(57,095)	$(53,181)
Cumulative effect adjustment upon adoption
of new accounting standard (ASU 2016-01)	-	(3,714)	-	(3,714)
Balance at November 1, 2019, as adjusted	200	-	(57,095)	(56,895)
Other comprehensive income, before
reclassifications and tax	-	-	986	986
Tax impact	-	-	-	-
Reclassification adjustments, before tax	(33)	-	-	(33)
Tax impact	9	-	-	9
Net current period other comprehensive
income (loss)	(24)	-	986	962
Balance at January 31, 2019	$176	$-	$(56,109)	$(55,933)

17. Earnings per Share

The following table sets forth the calculation of earnings per basic and diluted shares:

	Three Months Ended
	January 31,
(in thousands, except per share data)	2020	2019
Net income attributable to Eaton Vance Corp. shareholders	$103,985	$86,801
Weighted-average shares outstanding – basic	109,380	112,255
Incremental common shares	5,308	3,261
Weighted-average shares outstanding – diluted	114,688	115,516
Earnings per share:
Basic	$0.95	$0.77
Diluted	$0.91	$0.75

Antidilutive common shares related to stock options and unvested restricted stock excluded from the computation of earnings per diluted share were approximately 7.0 million and 11.3 million for the three months ended January 31, 2020 and 2019, respectively.

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

Revenues for services provided or related to sponsored funds are as follows:

	Three Months Ended
	January 31,
(in thousands)	2020	2019
Management fees	$266,290	$242,666
Distribution and underwriter fees	21,578	23,090
Service fees	33,939	29,360
Shareholder services fees included in other revenue	1,526	1,583
Total	$323,333	$296,699

For the three months ended January 31, 2020 and 2019, the Company contractually waived management fees it was otherwise entitled to receive of $5.5 million and $4.3 million, respectively. Separately, for the same periods, the Company provided subsidies to sponsored funds of $5.4 million and $9.2 million, respectively. Fee waivers and fund subsidies are recognized as a reduction to management fees in the Consolidated Statements of Income.

Sales proceeds and net realized gains (losses) from investments in non-consolidated sponsored funds are as follows:

	Three Months Ended
	January 31,
(in thousands)	2020	2019
Proceeds from sales	$1	$(4,282)
Net realized gains	5	24

The Company pays all ordinary operating expenses of certain sponsored funds (excluding investment advisory and administrative fees) for which it earns an all-in-management fee. For the three months ended January 31, 2020 and 2019, expenses of $3.2 million and $3.4 million, respectively, were incurred by the Company pursuant to these arrangements.

Included in management fees and other receivables at January 31, 2020 and October 31, 2019 are receivables due from sponsored funds of $109.9 million and $104.1 million, respectively. Included in accounts payable and accrued expenses at both January 31, 2020 and October 31, 2019 are payables due to sponsored funds of $2.2 million relating primarily to fund subsidies.

Loan to affiliate

On December 23, 2015, EVMC, a wholly owned subsidiary of the Company, loaned $5.0 million to Hexavest under a term loan agreement to seed a new investment strategy. The loan renews automatically for an additional one-year period on each anniversary date unless written termination notice is provided by EVMC. The Company earns interest equal to the one-year Canadian Dollar Offered Rate plus 100 basis points. Hexavest may prepay the loan in whole or in part at any time without penalty. For the three months ended January 31, 2020 and 2019, the Company recorded $43,000 and $45,000, respectively, of interest income related to the loan in gains (losses) and other investment income, net, in the Company’s Consolidated Statement of Income. Interest due from Hexavest under this arrangement included in other assets on the Company’s Consolidated Balance Sheets was $13,000 and $15,000 at January 31, 2020 and October 31, 2019, respectively.

Employee loan program

The Company has established an Employee Loan Program under which a program maximum of $20.0 million is available for loans to officers (other than executive officers) and other key employees of the Company for purposes of financing the exercise of employee stock options. Loans are written for a seven-year period, at varying fixed interest rates (currently ranging from 1.0 percent to 2.9 percent), are payable in annual installments commencing with the third year in which the loan is outstanding, and are collateralized by the stock issued upon exercise of the option. All loans under the program must be made on or before October 31, 2022. Loans outstanding under this program, which are full recourse in nature, are reflected as notes receivable from stock option exercises in shareholders’ equity and totaled $7.4 million and $8.4 million at January 31, 2020 and October 31, 2019, respectively.

20. Geographic Information

Revenues by principal geographic area are as follows:

	Three Months Ended
	January 31,
(in thousands)	2020	2019
Revenue:
U.S.	$439,051	$390,754
International	13,503	15,662
Total	$452,554	$406,416

Long-lived assets by principal geographic area are as follows:

	January 31,	October 31,
(in thousands)	2020	2019
Long-lived Assets:
U.S.	$70,403	$71,000
International	1,842	1,798
Total	$72,245	$72,798

International revenues and long-lived assets are attributed to countries based on the location in which revenues are earned and where the assets reside.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Item includes statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, intentions or strategies regarding the future. All statements, other than statements of historical facts, included in this Form 10-Q regarding our financial position, business strategy and other plans and objectives for future operations are forward-looking statements. The terms “may,” “will,” “could,” “anticipate,” “plan,” “continue,” “project,” “intend,” “estimate,” “believe,” “expect” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such words. Although we believe that the assumptions and expectations reflected in such forward-looking statements are reasonable, we can give no assurance that they will prove to be correct or that we will take any actions that may now be planned. Certain important factors that could cause actual results to differ materially from our expectations are disclosed in Risk Factors under Item 1A in our latest Annual Report on Form 10-K. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by such factors. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The discussion and analysis below should be read in conjunction with the consolidated financial statements appearing elsewhere in this report. Management has presumed that the readers of this interim financial information have read or have access to Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in our Annual Report on Form 10-K for the year ended October 31, 2019.

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

We conduct our investment management and advisory business through wholly- and majority-owned investment affiliates, which include: Eaton Vance Management (EVM), Parametric Portfolio Associates LLC (Parametric), Atlanta Capital Management Company, LLC (Atlanta Capital) and Calvert Research and Management (Calvert). We also offer investment management advisory services through minority-owned affiliate Hexavest Inc. (Hexavest).

Through EVM, Atlanta Capital, Calvert and our other affiliates, we manage active equity, income, alternative and blended strategies across a range of investment styles and asset classes, including U.S., global and international equities, floating-rate bank loans, municipal bonds, global income, high-yield and investment grade bonds, and mortgage-backed securities. Through Parametric, we manage a range of systematic investment strategies, including systematic equity, systematic fixed income, systematic alternatives and managed options strategies. Through Parametric, we also provide portfolio overlay services and manage custom separate account portfolios, including Custom Core™ equity, laddered fixed income, multi-asset and multi-manager portfolios. We also oversee the management of, and distribute, investment funds sub-advised by unaffiliated third-party managers, including global, emerging market and regional equity and asset allocation strategies.

Our breadth of investment management capabilities supports a wide range of strategies and services offered to fund shareholders and separate account investors. Our equity strategies encompass a diversity of investment objectives, risk profiles, income levels and geographic representation. Our income investment strategies cover a broad duration, geographic representation and credit quality range and encompass both taxable and tax-free investments. We also offer alternative investment strategies that include global macro absolute return and commodity-based investments. Although we manage and distribute a wide range of investment strategies and services, we operate in one business segment, namely as an investment adviser to funds and separate accounts. As of January 31, 2020, we had $518.2 billion in consolidated assets under management.

We distribute our funds and individual separately managed accounts principally through financial intermediaries. We have broad market reach, with distribution partners including national and regional broker-dealers, independent broker-dealers, registered investment advisors, banks and insurance companies. We support these distribution partners with a team of approximately 160 sales professionals covering U.S. and international markets.

We employ a team of approximately 20 sales professionals focused on serving institutional and high-net-worth clients who access investment management services on a direct basis and through investment consultants. Through our wholly- and majority-owned affiliates, we manage investments for a broad range of clients in the institutional and high-net-worth marketplace in the U.S. and internationally, including corporations, sovereign wealth funds, endowments, foundations, family offices and public and private employee retirement plans.

Our revenue is derived primarily from management, distribution and service fees received from Eaton Vance-, Parametric- and Calvert-branded funds and management fees received from individual and institutional separate accounts. Our fee revenues are based primarily on the value of the investment portfolios we manage, and fluctuate with changes in the total value and mix of assets under management. As a matter of course, investors in our sponsored open-end funds and separate accounts have the ability to redeem their investments at any time, without prior notice, and there are no material restrictions that would prevent them from doing so. Our major expenses are employee compensation, distribution-related expenses, service fee expense, fund-related expenses, facilities expense and information technology expense.

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

Current Developments

We are currently pursuing four primary strategic priorities: (1) capitalizing on the near-term growth opportunities presented by our market-leading positions in customized individual separate accounts, responsible investing, specialty wealth management strategies and services, and the array of high-performing actively managed investment strategies we offer across asset classes and investment styles; (2) defending our floating-rate bank loan, global macro absolute return, systematic emerging market equity and closed-end fund business franchises; (3) enhancing our competitive position by developing new value-added investment offerings, lowering operating costs, advancing succession planning and opportunistically pursuing potential acquisitions; and (4) investing in technology and operating infrastructure, leadership and staff development, and diversity and inclusion.

In June 2019, we announced a strategic initiative involving our Parametric, EVM and Eaton Vance Distributors affiliates to further strengthen our leadership positions in rules-based, systematic investment strategies, customized individual separate accounts and wealth management solutions. The initiative has three principal components: (1) rebranding EVM’s rules-based, systematic investment-grade fixed income strategies as Parametric and aligning internal reporting consistent with the revised branding; (2) integrating under Eaton Vance Distributors the sales teams serving Parametric and EVM clients and business partners in the registered investment advisor and multi-family office market; and (3) combining under Parametric the technology and operating platforms supporting the individual separately managed account businesses of Parametric and EVM. The internal change process supporting this initiative is substantially complete.

We now report equity, fixed income and multi-asset separate accounts managed by Parametric for which customization is a primary feature as Parametric custom portfolios. This new investment mandate reporting category includes the Parametric equity and multi-asset strategies that previously composed our former Portfolio Implementation category, primarily Custom Core and centralized portfolio management, as well as the laddered bond separate accounts that were formerly managed by EVM and previously categorized as fixed income for reporting purposes. These market-leading offerings combine the benefits of benchmark-based investing with the ability to customize portfolios to meet individual preferences and needs. In the first three months of fiscal 2020, net inflows into Parametric custom portfolios totaled $3.5 billion, generating annualized internal growth in managed assets of 9 percent.

The Calvert Funds are one of the largest and most diversified families of responsibly invested mutual funds, encompassing actively and passively managed equity, fixed and floating-rate income, and multi-asset strategies managed in accordance with the Calvert Principles for Responsible Investment or other responsible investment criteria. Since Calvert became part of Eaton Vance in December 2016, we have experienced significant growth in Calvert-branded investment strategies and further distinguished Calvert as a leader in environmental, social and governance (ESG) research and responsible engagement. Including the Atlanta Capital-subadvised Calvert Equity Fund, assets under management in Calvert strategies grew to a new high of $21.8 billion at January 31, 2020 from $19.8 billion at October 31, 2019, reflecting net inflows of $1.3 billion and market price appreciation of $0.7 billion. Calvert’s $1.3 billion of net inflows in the first three months of fiscal 2020 equates to annualized internal growth in managed assets of 26 percent.

While Calvert is the centerpiece of our responsible investment strategy, our commitment to responsible investing also encompasses our other investment affiliates. EVM and Atlanta Capital are increasingly utilizing Calvert’s proprietary ESG research as a component of their fundamental research processes, and portfolio customization to reflect individual client’s responsible investment criteria remains a central feature of Parametric separate account offerings. As of January 31, 2020, Parametric managed $25.6 billion of client assets based on client-specified responsible investment criteria. On an overall basis, Eaton Vance is one of the largest participants in responsible investing, a position we are committed to growing in conjunction with rising demand for investment strategies that incorporate ESG-integrated investment research and/or seek to achieve both favorable investment returns and positive societal impact.

Net outflows of our floating-rate bank loan strategies declined to $1.4 billion in the first quarter of fiscal 2020 from $2.9 billion in the first quarter of fiscal 2019 and $2.6 billion in the fourth quarter of fiscal 2019. The improved flow results reflect a more favorable market outlook for the performance of floating-rate loans, driven by the Federal Reserve’s announced plan to pause benchmark short-term interest rate changes and confidence in the strength of U.S. credit market conditions.

Investor flows into and out of our global macro absolute return strategies netted to approximately zero in the first quarter of fiscal 2020, which compares to net outflows of $2.1 billion in the first quarter of fiscal 2019 and net outflows of $500 million in the fourth quarter of fiscal 2019. The improved flow results of these strategies, which hold long and short positions in currency and short-duration sovereign debt instruments of emerging and frontier market countries, reflect favorable investor returns in 2019 compared to disappointing investment performance in 2018.

In February 2019, EVM and related parties filed an application for exemptive relief with the SEC, seeking permission to offer exchange-traded funds (ETFs) that would employ a novel method of supporting efficient secondary market trading of their shares. Because disclosure of current holdings would not be required, the portfolio trading activity of ETFs utilizing the proposed method could remain confidential. Different from other proposed approaches to less-transparent ETFs that have recently received SEC exemptive relief, we believe our method should be broadly applicable across fund asset classes and can support efficient secondary market trading of fund shares in all market conditions. In conjunction with filing the exemptive application, we formed a new wholly-owned subsidiary, Advanced Fund Solutions, to manage the development and commercialization of ETFs utilizing this new method, for which the timing and likelihood of approval remains uncertain.

Performance

As of January 31, 2020, 77 Calvert, Eaton Vance and Parametric-branded mutual funds offered in the U.S. were rated 4 or 5 stars by MorningstarTM for at least one class of shares, including 32 five-star rated funds. As measured by total return net of expenses, at January 31, 2020 30 percent of our U.S. mutual fund assets ranked in the top quartile of their Morningstar peer groups over three years and 58 percent ranked in the top quartile over five and ten years. A good source of performance-related information for our funds is their websites, available at www.calvert.com and www.eatonvance.com. Information on these websites is not incorporated by reference into this Quarterly Report on Form 10-Q. On our funds’ websites, investors can also obtain other current information about our funds, including investment objective and principal investment policies, portfolio characteristics, expenses and Morningstar ratings.

Consolidated Assets under Management

Prevailing equity and income market conditions and investor sentiment affect the sales and redemptions of our investment offerings, managed asset levels, operating results and the recoverability of our investments. During the first quarter of fiscal 2020, the S&P 500 Index, a broad measure of U.S. equity market performance, had total returns of 6.7 percent and the MSCI Emerging Market Index, a broad measure of emerging market equity performance, had total returns of 2.3 percent. Over the same periods, the Barclays U.S. Aggregate Bond Index, a broad measure of U.S. bond market performance, had total returns of 1.8 percent.

Consolidated assets under management reached a new record quarter-end high of $518.2 billion on January 31, 2020, up 17 percent from $444.7 billion of consolidated assets under management on January 31, 2019. The year-over-year increase reflects net inflows of $28.6 billion and market price appreciation of $45.0 billion.

The following tables summarize our consolidated assets under management by investment mandate, investment vehicle and investment affiliate. Prior-period consolidated assets under management, average assets under management and net flows by investment mandate have been revised to reflect the reclassification of benchmark-based fixed income separate accounts from fixed income to Parametric custom portfolios. Prior-period consolidated assets under management by investment affiliate have been revised to reflect the shift in management responsibilities for the Company’s systematically managed investment-grade fixed income strategies from EVM to Parametric in the first quarter of fiscal 2020 and the adoption of a new policy to report the managed assets of investment portfolios overseen by multiple Eaton Vance affiliates based on the strategy’s primary identity. None of these reclassifications affected the Company’s overall consolidated assets under management for any of the reported periods.

Consolidated Assets under Management by Investment Mandate(1)

	January 31,
(in millions)	2020	% of Total	2019	% of Total	% Change
Equity(2)	$138,708	27%	$116,990	26%	19%
Fixed income(3)	64,262	12%	56,910	13%	13%
Floating-rate income	33,836	7%	40,943	9%	-17%
Alternative(4)	8,553	2%	9,991	2%	-14%
Parametric custom portfolios(5)	175,318	33%	141,050	32%	24%
Parametric overlay services(6)	97,514	19%	78,768	18%	24%
Total	$518,191	100%	$444,652	100%	17%

(1)	Consolidated Eaton Vance Corp. See table on page 52 for directly managed assets and flows of 49 percent-owned Hexavest, which are not included in the table above.
(2)	Includes balanced and other multi-asset mandates. Excludes equity mandates reported as Parametric custom portfolios.
(3)

Includes cash management mandates. Excludes benchmark-based fixed income separate accounts reported as Parametric custom portfolios. Amounts for periods prior to fiscal 2020 have been revised to reflect the reclassification of benchmark-based fixed income separate accounts from fixed income to Parametric custom portfolios.

(4)	Consists of absolute return, commodity and currency mandates.
(5)

Equity, fixed income and multi-asset separate accounts managed by Parametric for which customization is a primary feature; other Parametric strategies may also be customized. Formerly “portfolio implementation.” Amounts for periods prior to fiscal 2020 have been revised to reflect the reclassification of benchmark-based fixed income separate accounts from fixed income to Parametric custom portfolios.

(6)	Formerly "exposure management."

Equity assets under management included $48.1 billion and $40.7 billion of assets managed for after-tax returns on January 31, 2020 and 2019, respectively. Parametric custom portfolio assets under management included $133.6 billion and $103.0 billion of assets managed for after-tax returns and/or tax-exempt income on January 31, 2020 and 2019, respectively. Fixed income assets included $29.1 billion and $25.6 billion of tax-exempt municipal income assets on January 31, 2020 and 2019, respectively.

Consolidated Assets under Management by Investment Vehicle(1)

	January 31,
(in millions)	2020	% of Total	2019	% of Total	% Change
Open-end funds	$108,290	21%	$99,846	22%	8%
Closed-end funds	24,873	5%	23,633	5%	5%
Private funds(2)	47,376	9%	39,271	9%	21%
Institutional separate accounts	175,258	34%	155,224	35%	13%
Individual separate accounts	162,394	31%	126,678	29%	28%
Total	$518,191	100%	$444,652	100%	17%

(1)	Consolidated Eaton Vance Corp. See table on page 52 for directly managed assets and flows of 49 percent-owned Hexavest, which are not included in the table above.
(2)	Includes privately offered equity, fixed and floating-rate income, and alternative funds and CLO entities.

Consolidated Assets under Management by Investment Affiliate(1)(2)

	January 31,		%
(in millions)	2020	2019	Change
Eaton Vance Management(3)(4)	$149,994	$143,473	5%
Parametric(4)	320,848	264,945	21%
Atlanta Capital(5)	25,552	20,833	23%
Calvert(6)	21,797	15,401	42%
Total	$518,191	$444,652	17%

(1)	Consolidated Eaton Vance Corp. See table on page 52 for directly managed assets and flows of 49 percent-owned Hexavest, which are not included in the table above.
(2)

In the first quarter of fiscal 2020, the Company changed its policy for reporting managed assets of investment portfolios overseen by multiple Eaton Vance affiliates to base classification on the strategy's primary identity. In conjunction with this change, managed assets of $2.4 billion as of January 31, 2019 were reclassified from Atlanta Capital to Calvert and managed assets of $2.6 billion as of January 31, 2019 were reclassified from Parametric to Eaton Vance Management.

(3)	Includes managed assets of Eaton Vance-sponsored funds and separate accounts managed by Hexavest and unaffiliated third-party advisers under Eaton Vance supervision.
(4)

In the first quarter of fiscal 2020, management responsibilities for the Company‘s systematically managed fixed income strategies were shifted from Eaton Vance Management to Parametric. Managed assets of the reassigned strategies were $37.4 billion as of January 31, 2019.

(5)

Excludes managed assets of Calvert Equity Fund, which is sub-advised by Atlanta Capital. Including Calvert Equity Fund, the managed assets of Atlanta Capital were $29.5 billion and $23.2 billion, respectively, as of January 31, 2020 and January 31, 2019.

(6)	Includes managed assets of Calvert Equity Fund, which is sub-advised by Atlanta Capital, and Calvert-sponsored funds managed by unaffiliated third-party advisers under Calvert supervision.

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

Consolidated Average Assets under Management by Investment Mandate(1)

	Three Months Ended
	January 31,		%
(in millions)	2020	2019	Change
Equity(2)	$136,644	$114,888	19%
Fixed income(3)	63,034	55,191	14%
Floating-rate income	34,372	42,702	-20%
Alternative(4)	8,477	11,013	-23%
Parametric custom portfolios(5)	171,260	135,931	26%
Parametric overlay services(6)	96,132	77,685	24%
Total	$509,919	$437,410	17%

(1)	Consolidated Eaton Vance Corp. See table on page 52 for directly managed assets and flows of 49 percent-owned Hexavest, which are not included in the table above.
(2)	Includes balanced and other multi-asset mandates. Excludes equity mandates reported as Parametric custom portfolios.
(3)

Includes cash management mandates. Excludes benchmark-based fixed income separate accounts reported as Parametric custom portfolios. Amounts for periods prior to fiscal 2020 have been revised to reflect the reclassification of benchmark-based fixed income separate accounts from fixed income to Parametric custom portfolios.

(4)	Consists of absolute return, commodity and currency mandates.
(5)

Equity, fixed income and multi-asset separate accounts managed by Parametric for which customization is a primary feature; other Parametric strategies may also be customized. Formerly “portfolio implementation.” Amounts for periods prior to fiscal 2020 have been revised to reflect the reclassification of benchmark-based fixed income separate accounts from fixed income to Parametric custom portfolios.

(6)	Formerly "exposure management."

Consolidated Average Assets under Management by Investment Vehicle(1)

	Three Months Ended
	January 31,		%
(in millions)	2020	2019	Change
Open-end funds	$106,995	$100,153	7%
Closed-end funds	24,661	23,602	4%
Private funds(2)	46,357	38,656	20%
Institutional separate accounts	174,895	153,135	14%
Individual separate accounts	157,011	121,864	29%
Total	$509,919	$437,410	17%

(1)	Consolidated Eaton Vance Corp. See table on page 52 for directly managed assets and flows of 49 percent-owned Hexavest, which are not included in the table above.
(2)	Includes privately offered equity, fixed income and floating-rate income funds and CLO entities.

Consolidated Net Flows

Consolidated net inflows of $6.1 billion in the first quarter of fiscal 2020 represent annualized internal growth in managed assets (consolidated net inflows divided by beginning of period consolidated assets under management) of 5 percent. For comparison, we had consolidated net inflows of $1.5 billion in the first quarter of fiscal 2019, representing annualized internal growth in managed assets of 1 percent. Excluding Parametric overlay services (formerly “exposure management”), which have lower fees and more variable flows than the rest of our business, our annualized internal growth in managed assets was 5 percent in the first quarter of fiscal 2020 and 2 percent in the first quarter of fiscal 2019.

Our annualized internal management fee revenue growth (management fees attributable to consolidated inflows less management fees attributable to consolidated outflows, divided by beginning of period consolidated management fee revenue) was 5 percent in the first quarter of fiscal 2020, as the management fee revenue contribution from new sales and other inflows exceeded the management fee revenue lost from redemptions and other outflows. Our annualized internal management fee revenue growth was -4 percent in the first quarter of fiscal 2019, as the management fee revenue lost from redemptions and other outflows exceeded the management fee revenue contribution from sales and other inflows.

The following tables summarize our consolidated assets under management and asset flows by investment mandate and investment vehicle:

Consolidated Assets under Management and Net Flows by Investment Mandate(1)

	Three Months Ended
	January 31,		%
(in millions)	2020	2019	Change
Equity assets - beginning of period(2)	$131,895	$115,772	14%
Sales and other inflows	7,806	6,220	25%
Redemptions/outflows	(6,182)	(5,461)	13%
Net flows	1,624	759	114%
Exchanges	3	(108)	NM(7)
Market value change	5,186	567	815%
Equity assets - end of period	$138,708	$116,990	19%
Fixed income assets - beginning of period(3)	62,378	54,339	15%
Sales and other inflows	5,086	6,545	-22%
Redemptions/outflows	(3,947)	(4,866)	-19%
Net flows	1,139	1,679	-32%
Exchanges	23	326	-93%
Market value change	722	566	28%
Fixed income assets - end of period	$64,262	$56,910	13%
Floating-rate income assets - beginning of period	35,103	44,837	-22%
Sales and other inflows	1,689	3,566	-53%
Redemptions/outflows	(3,046)	(6,478)	-53%
Net flows	(1,357)	(2,912)	-53%
Exchanges	(27)	(266)	-90%
Market value change	117	(716)	NM
Floating-rate income assets - end of period	$33,836	$40,943	-17%
Alternative assets - beginning of period(4)	8,372	12,139	-31%
Sales and other inflows	675	1,044	-35%
Redemptions/outflows	(593)	(3,264)	-82%
Net flows	82	(2,220)	NM
Exchanges	-	(27)	-100%
Market value change	99	99	0%
Alternative assets - end of period	$8,553	$9,991	-14%
Parametric custom portfolios assets - beginning of period(5)	164,895	134,345	23%
Sales and other inflows	9,745	10,164	-4%
Redemptions/outflows	(6,221)	(5,300)	17%
Net flows	3,524	4,864	-28%
Exchanges	1	75	-99%
Market value change	6,898	1,766	291%
Parametric custom portfolios assets - end of period	$175,318	$141,050	24%
Parametric overlay services assets - beginning of period(6)	94,789	77,871	22%
Sales and other inflows	21,313	17,122	24%
Redemptions/outflows	(20,199)	(17,808)	13%
Net flows	1,114	(686)	NM
Market value change	1,611	1,583	2%
Parametric overlay services assets - end of period	$97,514	$78,768	24%
Total assets under management - beginning of period	497,432	439,303	13%
Sales and other inflows	46,314	44,661	4%
Redemptions/outflows	(40,188)	(43,177)	-7%
Net flows	6,126	1,484	313%
Market value change	14,633	3,865	279%
Total assets under management - end of period	$518,191	$444,652	17%

(1)	Consolidated Eaton Vance Corp. See table on page 52 for directly managed assets and flows of 49 percent-owned Hexavest, which are not included in the table above.
(2)	Includes balanced and other multi-asset mandates. Excludes equity mandates reported as Parametric custom portfolios.
(3)

Includes cash management mandates. Excludes benchmark-based fixed income separate accounts reported as Parametric custom portfolios. Amounts for periods prior to fiscal 2020 have been revised to reflect the reclassification of benchmark-based fixed income separate accounts from fixed income to Parametric custom portfolios.

(4)	Consists of absolute return, commodity and currency mandates.
(5)

Equity, fixed income and multi-asset separate accounts managed by Parametric for which customization is a primary feature; other Parametric strategies may also be customized. Formerly “portfolio implementation.” Amounts for periods prior to fiscal 2020 have been revised to reflect the reclassification of benchmark-based fixed income separate accounts from fixed income to Parametric custom portfolios.

(6)	Formerly "exposure management."
(7)	Not meaningful (NM).

Consolidated Assets under Management and Net Flows by Investment Vehicle(1)

	Three Months Ended
	January 31,		%
(in millions)	2020	2019	Change
Funds - beginning of period	$174,068	$164,968	6%
Sales and other inflows	11,496	13,723	-16%
Redemptions/outflows	(9,161)	(15,425)	-41%
Net flows	2,335	(1,702)	NM
Exchanges	-	(98)	-100%
Market value change	4,136	(418)	NM
Funds - end of period	$180,539	$162,750	11%
Institutional separate accounts - beginning of period	173,331	153,996	13%
Sales and other inflows	23,605	20,829	13%
Redemptions/outflows	(25,449)	(22,329)	14%
Net flows	(1,844)	(1,500)	23%
Exchanges	-	98	-100%
Market value change	3,771	2,630	43%
Institutional separate accounts - end of period	$175,258	$155,224	13%
Individual separate accounts - beginning of period	150,033	120,339	25%
Sales and other inflows	11,213	10,109	11%
Redemptions/outflows	(5,578)	(5,423)	3%
Net flows	5,635	4,686	20%
Market value change	6,726	1,653	307%
Individual separate accounts - end of period	$162,394	$126,678	28%
Total assets under management - beginning of period	497,432	439,303	13%
Sales and other inflows	46,314	44,661	4%
Redemptions/outflows	(40,188)	(43,177)	-7%
Net flows	6,126	1,484	313%
Market value change	14,633	3,865	279%
Total assets under management - end of period	$518,191	$444,652	17%

(1)	Consolidated Eaton Vance Corp. See table on page 52 for directly managed assets and flows of 49 percent-owned Hexavest, which are not included in the table above.

As of January 31, 2020, our 49 percent-owned affiliate Hexavest managed $13.0 billion of client assets, down 2 percent from $13.2 billion of managed assets on January 31, 2019. Other than Eaton Vance-sponsored funds for which Hexavest is adviser or sub-adviser, the managed assets and flows of Hexavest are not included in our consolidated totals.

The following table summarizes assets under management and net flows of Hexavest:

Hexavest Assets under Management and Net Flows

	Three Months Ended
	January 31,		%
(in millions)	2020	2019	Change
Eaton Vance distributed:
Eaton Vance sponsored funds - beginning of period(1)	$152	$159	-4%
Sales and other inflows	3	40	-93%
Redemptions/outflows	(26)	(25)	4%
Net flows	(23)	15	NM
Market value change	1	3	-67%
Eaton Vance sponsored funds - end of period	$130	$177	-27%
Eaton Vance distributed separate accounts - beginning of period(2)	1,563	2,169	-28%
Sales and other inflows	6	21	-71%
Redemptions/outflows	(22)	(140)	-84%
Net flows	(16)	(119)	-87%
Market value change	19	15	27%
Eaton Vance distributed separate accounts - end of period	$1,566	$2,065	-24%
Total Eaton Vance distributed - beginning of period	1,715	2,328	-26%
Sales and other inflows	9	61	-85%
Redemptions/outflows	(48)	(165)	-71%
Net flows	(39)	(104)	-63%
Market value change	20	18	11%
Total Eaton Vance distributed - end of period	$1,696	$2,242	-24%
Hexavest directly distributed - beginning of period(3)	11,640	11,467	2%
Sales and other inflows	96	519	-82%
Redemptions/outflows	(554)	(1,134)	-51%
Net flows	(458)	(615)	-26%
Market value change	114	136	-16%
Hexavest directly distributed - end of period	$11,296	$10,988	3%
Total Hexavest assets - beginning of period	13,355	13,795	-3%
Sales and other inflows	105	580	-82%
Redemptions/outflows	(602)	(1,299)	-54%
Net flows	(497)	(719)	-31%
Market value change	134	154	-13%
Total Hexavest assets - end of period	$12,992	$13,230	-2%

(1)

Managed assets and flows of Eaton Vance-sponsored funds for which Hexavest is adviser or sub-adviser. Eaton Vance receives management fees (and in some cases also distribution fees) on these assets, which are included in our consolidated assets under management, flows and average annualized management fee rates.

(2)

Managed assets and flows of Eaton Vance-distributed separate accounts managed by Hexavest. Eaton Vance receives distribution fees, but not management fees, on these assets, which are not included in our consolidated assets under management, flows and average annualized management fee rates.

(3)

Managed assets and flows of pre-transaction Hexavest clients and post-transaction Hexavest clients in Canada. Eaton Vance receives no management fees or distribution fees on these assets, which are not included in our consolidated assets under management, flows and average annualized management fee rates.

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

The following table provides a reconciliation of net income attributable to Eaton Vance Corp. shareholders and earnings per diluted share to adjusted net income attributable to Eaton Vance Corp. shareholders and adjusted earnings per diluted share, respectively:

	Three Months Ended
	January 31,		%
(in thousands, except per share figures)	2020	2019	Change
Net income attributable to Eaton Vance Corp. shareholders	$103,985	$86,801	20%
Net excess tax benefit from stock-based compensation plans	(4,860)	(2,949)	65%
Adjusted net income attributable to Eaton Vance Corp. shareholders	$99,125	$83,852	18%

Earnings per diluted share	$0.91	$0.75	21%
Net excess tax benefit from stock-based compensation plans	(0.05)	(0.02)	150%
Adjusted earnings per diluted share	$0.86	$0.73	18%

The 20 percent increase in net income attributable to Eaton Vance Corp. shareholders in the first quarter of fiscal 2020 compared to the first quarter of fiscal 2019 reflects:

• An increase in revenue of $46.1 million, reflecting an increase in management fees and service fees, partially offset by decreases in distribution and underwriting fees and other revenue.

• An increase in operating expenses of $32.5 million, reflecting increases in compensation, distribution expense, service fee expense, amortization of deferred sales commissions, fund-related expenses and other operating expenses

• An increase in non-operating income of $11.6 million, primarily reflecting a $10.3 million increase in net gains and other investment income from our investment in sponsored strategies, including sponsored funds, and a $1.1 million decrease in net expense contribution from consolidated CLO entities.

• An increase in income taxes of $5.0 million.

• An increase in equity in net income of affiliates, net of tax, of $0.4 million.

• An increase in net income attributable to non-controlling and other beneficial interests of $3.4 million.

Weighted average diluted shares outstanding decreased by 0.8 million shares, or 1 percent, in the first quarter of fiscal 2020 compared to the first quarter of fiscal 2019, primarily reflecting share repurchases in excess of new shares issued upon the vesting of restricted stock awards and the exercise of employee stock options, partially offset by an increase in the dilutive effect of in-the-money options and unvested restricted stock awards due to higher market prices of the Company’s shares.

Revenue

The following table shows the components of our revenue:

	Three Months Ended
	January 31,		%
(in thousands)	2020	2019	Change
Management fees	$394,801	$350,750	13%
Distribution and underwriter fees	21,578	23,090	-7%
Service fees	33,939	29,360	16%
Other revenue	2,236	3,216	-30%
Total revenue	$452,554	$406,416	11%

Management fees

The $44.1 million increase in management fees in the first quarter of fiscal 2020 from the same period a year earlier is primarily attributable to a 17 percent increase in consolidated average assets under management and a $3.8 million decrease in fund subsidies, which are recorded as a contra-revenue component of management fees. The increase is partially offset by a 4 percent decrease in our consolidated average annualized management fee rates.

The following table shows our consolidated average annualized management fee rates by investment mandate, excluding performance-based fees, which were $0.2 million and $(0.3) million in the first quarters of fiscal 2020 and 2019, respectively. Prior-period consolidated average annualized management fee rates by investment mandate have been revised to reflect the reclassification of benchmark-based fixed income separate accounts from fixed income to Parametric custom portfolios. This reclassification does not affect the Company’s overall consolidated average annualized management fee rates for any of the reported periods.

	Three Months Ended
	January 31,		%
(in basis points on average managed assets)	2020	2019	Change
Equity(1)	57.0	56.9	0%
Fixed income(2)	41.4	41.8	-1%
Floating-rate income	49.9	50.0	0%
Alternative(3)	64.5	58.3	11%
Parametric custom portfolios(4)	15.2	14.4	6%
Parametric overlay services(5)	4.9	5.2	-6%
Consolidated average annualized management fee rates	30.8	32.0	-4%

(1)	Includes balanced and other multi‐asset mandates. Excludes equity mandates reported as Parametric custom portfolios.
(2)

Includes cash management mandates. Excludes benchmark-based fixed income separate accounts reported as Parametric custom portfolios. Amounts for periods prior to fiscal 2020 have been revised to reflect the reclassification of benchmark-based fixed income separate accounts from fixed income to Parametric custom portfolios.

(3)	Consists of absolute return, commodity and currency mandates.
(4)

Includes equity, fixed income and multi-asset separate accounts managed by Parametric for which customization is a primary feature; other Parametric strategies may also be customized. Formerly “portfolio implementation.” Amounts for periods prior to fiscal 2020 have been revised to reflect the reclassification of benchmark-based fixed income separate accounts from fixed income to Parametric custom portfolios.

(5)	Formerly "exposure management."

Consolidated average assets under management by investment mandate to which these fee rates apply can be found in the Consolidated Average Assets under Management by Investment Mandate table in Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 2 of this Quarterly Report on Form 10-Q. Changes in the consolidated average annualized management fee rates for the compared period primarily reflects shifts in the Company’s mix of business.

Distribution and underwriter fees

The following table shows fund distribution and underwriter fee revenue and other fund-related distribution income:

	Three Months Ended
	January 31,		%
(in thousands)	2020	2019	Change
Distribution fees:
Class A	$688	$866	-21%
Class B	-	44	-100%
Class C	8,410	12,534	-33%
Class F	402	373	8%
Class N(1)	12	22	-45%
Class R	499	447	12%
Private funds	3,657	2,498	46%
Total distribution fees	13,668	16,784	-19%
Underwriter commissions	6,514	4,045	61%
Contingent deferred sales charges and other redemption fees	193	1,174	-84%
Other distribution income	1,203	1,087	11%
Total distribution and underwriter fees	$21,578	$23,090	-7%

(1)	Consists of Investor class shares of Parametric Funds and Advisers class shares of Eaton Vance Funds.

The $3.1 million decrease in distribution fees in the first quarter of fiscal 2020 from the same period a year earlier primarily reflects a decrease in Class C distribution fees driven by lower average managed assets of Class C mutual fund shares and an increase in distribution fees from private funds driven by higher average managed assets in these funds. The $1.5 million decrease in combined distribution and underwriter fees further reflects a $2.5 million increase in underwriter commissions and a $1.0 million decrease in contingent deferred sales charges and other redemption fees, primarily attributable to the early redemption of certain managed assets of a private fund in the first quarter of fiscal 2019.

Service fees

Service fee revenue increased 16 percent in the first quarter of fiscal 2020 from the same period a year earlier, primarily reflecting an increase in average assets in funds and fund share classes subject to service fees.

Other revenue

Other revenue, which consists primarily of fund shareholder servicing fees, referral fees and consultancy fees, decreased 30 percent in the first quarter of fiscal 2020 from the same period a year earlier, primarily reflecting a $0.8 million decreases in miscellaneous dealer income due to a terminated distribution agreement and a $0.1 million decrease in Hexavest-related referral fees.

Expenses

The following table shows our operating expenses:

	Three Months Ended
	January 31,		%
(in thousands)	2020	2019	Change
Compensation and related costs	$171,982	$153,888	12%
Distribution expense	40,003	37,508	7%
Service fee expense	29,755	25,517	17%
Amortization of deferred sales commissions	5,968	5,547	8%
Fund-related expenses	11,067	9,645	15%
Other expenses	59,060	53,181	11%
Total expenses	$317,835	$285,286	11%

Compensation and related costs

The following table shows the details of our compensation and related costs:

	Three Months Ended
	January 31,		%
(in thousands)	2020	2019	Change
Base salaries and employee benefits	$80,000	$74,591	7%
Stock-based compensation	30,379	23,274	31%
Operating income-based incentives	43,735	38,890	12%
Sales-based incentives	16,601	17,034	-3%
Other compensation expense	1,267	99	NM
Total	$171,982	$153,888	12%

Compensation expense increased by $18.1 million, or 12 percent, in the first quarter of fiscal 2020 from the same period a year earlier. The increase was primarily driven by (1) a $7.1 million increase in stock-based compensation expense primarily due to the accelerated recognition of stock-based compensation expense in the first quarter of fiscal 2020 related to employee retirements; (2) a $5.4 million increase in base salaries and employee benefits associated with increases in headcount and fiscal year-end merit adjustments; (3) a $4.8 million increase in operating income-based bonus accruals due to the increase in consolidated pre-bonus operating income; and (4) a $1.2 million increase in other compensation expenses due to higher severance expenses.

Distribution expense

The following table shows the breakdown of our distribution expense:

	Three Months Ended
	January 31,		%
(in thousands)	2020	2019	Change
Distribution fees	$10,012	$13,939	-28%
Intermediary marketing support payments	14,493	11,954	21%
Front-end sales commission expense	6,853	3,841	78%
Discretionary marketing expenses	5,355	4,846	11%
Finder's fees	2,303	2,018	14%
Closed-end fund dealer compensation payments	987	910	8%
Total	$40,003	$37,508	7%

Distribution expense increased by $2.5 million, or 7 percent, in the first quarter of fiscal 2020, primarily reflecting higher front-end sales commission expenses due to increased sales of closed-end fund, private fund and Class A mutual fund shares and higher intermediary marketing support payments. The increase was partially offset by a decrease in lower Class C distribution expense driven by a decrease in average managed assets of Class C mutual fund shares.

Service fee expense

Service fee expense increased by $4.2 million, or 17 percent, in the first quarter of fiscal 2020 from the same period a year earlier, reflecting higher Class A and private fund service fee payments, partially offset by lower Class C service fee payments.

Amortization of deferred sales commissions

Amortization expense increased by $0.4 million, or 8 percent, in the first quarter of fiscal 2020 from the same period a year earlier, primarily reflecting higher private fund commission amortization, partially offset by lower Class C commission amortization.

Fund-related expenses

Fund-related expenses increased by $1.4 million, or 15 percent, in the first quarter of fiscal 2020 from the same period a year earlier, reflecting higher sub-advisory fees driven by increases in average managed assets in sub-advised funds.

Other expenses

The following table shows our other expenses:

	Three Months Ended
	January 31,		%
(in thousands)	2020	2019	Change
Information technology	$27,565	$23,409	18%
Facilities-related	13,174	13,306	-1%
Travel	5,517	4,474	23%
Professional services	5,456	3,657	49%
Communications	1,420	1,522	-7%
Amortization of intangible assets	1,022	1,828	-44%
Other corporate expense	4,906	4,985	-2%
Total	$59,060	$53,181	11%

Other expenses increased by $5.9 million, or 11 percent, in the first quarter of fiscal 2020 from the same period a year earlier. The increase in information technology expense is primarily attributable to an increase in project-related IT consulting services associated with investments in technology and strategic initiatives, higher system maintenance costs and an increase in market data services. The increase in travel expenses relates to an increase in travel activity for the quarter. The increase in professional services expenses reflects an increase in legal expenses and higher consulting costs. These increases were partially offset by a decrease in amortization expense related to certain intangible assets that were fully amortized during the first quarter of fiscal 2019.

Non-operating Income (Expense)

The following table shows the main categories of non-operating income (expense):

	Three Months Ended
	January 31,		%
(in thousands)	2020	2019	Change
Gains and other investment income, net	$16,090	$5,833	176%
Interest expense	(5,888)	(6,131)	-4%
Other income (expense) of consolidated CLO entities:
Gains and other investment income, net	15,563	5,441	186%
Interest and other expense	(17,396)	(8,336)	109%
Total non-operating income (expense)	$8,369	$(3,193)	NM

Gains and other investment income, net, increased by $10.3 million in the first quarter of fiscal 2020 compared to the same period a year ago, reflecting a $10.6 million increase in net investment gains primarily attributable to investments in sponsored strategies and associated hedges and a $0.1 million decrease in foreign losses, partially offset by a decrease in interest and other income of $0.5 million.

The change in other income (expense) of consolidated CLO entities in the first quarter of 2020 compared to the same period a year earlier reflects a $1.1 million decrease in net expense from consolidated CLO entities, reflecting an increase in our economic interests in these entities. The Company consolidated two securitized

CLO entities and one warehouse stage CLO entity as of January 31, 2019 in comparison to three securitized CLO entities as of January 31, 2020. Our economic interests consist of changes in the fair market value of our investments in these entities, distributions received and management fees earned by the Company.

Income Taxes

Our effective tax rate, calculated as a percentage of income before income taxes and equity in net income of affiliates, was 22.8 percent in the first quarter of fiscal 2020 and 23.4 percent in the first quarter of fiscal 2019.

Our income tax provision for the three months ended January 31, 2020 and 2019 includes charges of $1.3 million and $0.6 million, respectively, associated with certain provisions of the 2017 Tax Act taking effect in fiscal 2019, relating principally to limitations on the deductibility of executive compensation.

Our income tax provision for the three months ended January 31, 2020 and 2019 was reduced by net excess tax benefits of $4.9 million and $2.9 million, respectively, related to the exercise of employee stock options and vesting of restricted stock awards during those periods.

Our calculations of adjusted net income and adjusted earnings per diluted share remove the tax impact of stock-based compensation shortfalls or windfalls. On this basis, our adjusted effective tax rate was 26.2 percent and 25.9 percent for the three months ended January 31, 2020 and 2019, respectively.

Equity in Net Income of Affiliates, Net of Tax

Equity in net income of affiliates, net of tax, primarily reflects our 49 percent equity interest in Hexavest and our seven percent minority equity interest in a private equity partnership managed by a third party.

The following table summarizes the components of equity in net income of affiliates:

	Three Months Ended
	January 31,		%
(in thousands)	2020	2019	Change
Investment in Hexavest, net of tax and amortization	$2,308	$1,949	18%
Investment in private equity partnership, net of tax	17	(1)	NM
Total	$2,325	$1,948	19%

Net Income Attributable to Non-controlling and Other Beneficial Interests

The following table summarizes the components of net income attributable to non-controlling and other beneficial interests:

	Three Months Ended
	January 31,		%
(in thousands)	2020	2019	Change
Consolidated sponsored funds	$(7,177)	$(2,422)	196%
Majority-owned subsidiaries	(1,673)	(3,037)	-45%
Net income attributable to non-controlling and other beneficial interests	$(8,850)	$(5,459)	62%

Net income attributable to non-controlling and other beneficial interests increased by $3.4 million in the first quarter of fiscal 2020 compared to the same period a year ago, reflecting an increase in income earned by consolidated sponsored funds. Net income attributable to majority-owned subsidiaries decreased by $1.4 million, reflecting the Company’s accelerated repurchase of certain profit and capital interests in Parametric entities held by current and former employees, which repurchase settled in the fourth quarter of fiscal 2019. Net income attributable to non-controlling and other beneficial interests is not adjusted for taxes due to the underlying tax status of our consolidated sponsored funds and consolidated majority-owned subsidiaries, which are treated as pass-through entities for tax purposes.

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

The following table summarizes certain key financial data relating to our liquidity and capital resources and the uses of cash:

Balance Sheet and Cash Flow Data
	January 31,	October 31,
(in thousands)	2020	2019

Balance sheet data:
Assets:
Cash and cash equivalents	$544,114	$557,668
Management fees and other receivables	237,579	237,864
Total liquid assets	$781,693	$795,532

Investments	$1,095,103	$1,060,739

Liabilities:
Debt(1)	$625,000	$625,000

(1)

Represents the principal amount of debt outstanding. The carrying value of the debt, including debt issuance costs, was $620.7 million and $620.5 million as of January 31, 2020 and October 31, 2019, respectively.

	Three Months Ended
	January 31,
(in thousands)	2020	2019

Cash flow data:
Operating cash flows	$17,691	$34,332
Investing cash flows	5,114	(283,089)
Financing cash flows	(55,712)	(74,963)

Liquidity and Capital Resources

Liquid assets consist of cash and cash equivalents and management fees and other receivables. Cash and cash equivalents consist of cash and short-term, highly liquid investments that are readily convertible to cash. Management fees and other receivables primarily represent receivables due from sponsored funds and separately managed accounts for investment advisory and distribution services provided. Excluding those assets identified as assets of consolidated CLO entities, liquid assets represented 29 percent and 32 percent of total assets on January 31, 2020 and October 31, 2019, respectively. Not included in the liquid asset amounts are $280.6 million and $297.8 million of highly liquid short-term debt securities with remaining maturities between three and 12 months held as of January 31, 2020 and October 31, 2019, respectively. These securities are included within investments on our Consolidated Balance Sheets. Our seed investments in consolidated funds and separate accounts are not treated as liquid assets because they may be longer term in nature.

As of January 31, 2020, our debt consisted of $325 million in aggregate principal amount of 3.625 percent Senior Notes due in June 2023 and $300 million in aggregate principal amount of 3.5 percent Senior Notes due in April 2027.

We maintain a $300 million unsecured revolving credit facility with several banks that expires on December 11, 2023. The facility, which we entered into on December 11, 2018, provides that we may borrow at LIBOR or LIBOR-successor benchmark-based rates of interest that vary depending on our credit ratings. The credit facility agreement contains financial covenants with respect to leverage and interest coverage, and requires us to pay an annual commitment fee on any unused portion. We had no borrowings under our revolving credit facility at January 31, 2020 or at any point during the first three months of fiscal 2020. We were in compliance with all debt covenants as of January 31, 2020.

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

Recoverability of our Investments

Our $1.1 billion of investments as of January 31, 2020 consisted of our 49 percent equity interest in Hexavest, our direct investments in Company-sponsored funds and separate accounts entered into for investment and business development purposes, investments held by the funds we consolidate and certain other investments held by the Company at cost. Investments in consolidated funds and separate accounts and investments held directly by the Company are generally in liquid debt or equity securities and are carried at fair market value. We test our investments held at cost for impairment on a quarterly basis using qualitative factors. As of January 31, 2020, there were no indicators of impairment on our investments held at cost.

We assess our investments in equity method investees, goodwill and indefinite-lived intangible assets for impairment in the fourth quarter of each fiscal year, or as facts and circumstances indicate that additional analysis is warranted. There have been no significant changes in financial condition in the first three months of fiscal 2020 that would indicate that an impairment loss exists at January 31, 2020.

We periodically review our deferred sales commissions and amortizing identifiable intangible assets for impairment as events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. There have been no significant changes in financial condition in the first three months of fiscal 2020 that would indicate that an impairment loss exists at January 31, 2020.

Operating Cash Flows

Cash provided by operating activities totaled $17.7 million in the first three months of fiscal 2020 compared to cash provided by operating activities of $34.3 million in the first three months of fiscal 2019. The year-over-year change primarily reflects a decrease in net cash provided by operating activities of consolidated CLO entities, a decrease in net inflows related to the purchase and sale of short-term debt securities and an increase in net outflows from investment activity of consolidated sponsored funds and separately managed accounts, partially offset by increases due to timing differences in the cash settlements of our other assets and liabilities.

Investing Cash Flows

Cash provided by investing activities totaled $5.1 million in the first three months of fiscal 2020 compared to cash used for investing activities of $283.1 million in the first three months of fiscal 2019. The year-over-year change primarily reflects a $262.4 million decrease in net purchases of bank loans and other investments by consolidated CLO entities, a $27.2 million increase in proceeds received by the Company related to the sale of CLO entity note obligations and a $1.5 million decrease in additions to equipment and leasehold improvement, all partially offset by a $2.9 million decrease in net proceeds from sale of investments.

Financing Cash Flows

Cash used for financing activities totaled $55.7 million in the first three months of fiscal 2020. The Company used $80.3 million to repurchase and retire shares of our Non-Voting Common Stock under our authorized repurchase programs, paid $8.4 million to acquire additional interests in Atlanta Capital and Parametric and received proceeds of $36.0 million related to the issuance of shares of our Non-Voting Common Stock in connection with the exercise of stock options and other employee stock purchases. As of January 31, 2020, we had authorization to purchase an additional 4.9 million shares of our Non-Voting Common Stock under our current share repurchase authorization. We anticipate that repurchases of our Non-Voting Common Stock will continue to be an ongoing use of cash.

Our dividends declared per share were $0.375 in the first three months of fiscal 2020 and we paid an additional $2.3 million of dividends in the first three months of fiscal 2020 versus the first three months of fiscal 2019. We currently expect to declare and pay quarterly dividends on our Voting and Non-Voting Common Stock comparable to the dividend declared in the first quarter of fiscal 2020. Cash provided by financing activities of consolidated CLO entities in the first quarter of fiscal 2019 included $68.5 million of proceeds received from a warehouse line of credit.

Contractual Obligations

We have future obligations under various contracts relating to debt, interest payments and operating leases. During the first three months ended January 31, 2020, there were no material changes to our contractual obligations as previously reported in our Annual Report on Form 10-K for the year ended October 31, 2019, except as discussed below.

Vested profit units (non‐controlling interests) held by employees in the Atlanta Capital long‐term equity incentive plan are not subject to mandatory redemption. Our repurchase of these non‐controlling interests is predicated on the exercise of a series of put options held by profit unit holders and call options held by us. The put options provide the profit unit holders the right to require us to repurchase their interests at specified intervals over time. The call options we hold provide us with the right to require the profit unit holders to sell their interests to us at specified intervals over time, as well as upon the occurrence of certain events such as death or permanent disability. These non‐controlling interests are redeemable at fair value. There is uncertainty as to the timing and amount of any purchases of vested profit units in the future. At January 31, 2020, there are no amounts payable to non-controlling interest holders of Atlanta Capital to repurchase vested profit units. In fiscal 2017, the Company introduced a phantom incentive plan for Atlanta Capital that provides for the award of phantom incentive units to eligible employees that are indexed to the per unit enterprise value of Atlanta Capital and settled in shares of our Non‐Voting Common Stock at vesting. As a consequence of introducing this stock‐based compensation plan, we ceased granting profit units to employees of Atlanta Capital under the long‐term equity incentive plan.

We report all redeemable non‐controlling interests in temporary equity on our Consolidated Balance Sheet at estimated redemption value. The estimated redemption value of our non-controlling interests totaled $336.1 million on January 31, 2020 compared to $285.9 million on October 31, 2019. Redeemable non-controlling interests at January 31, 2020 consisted of vested profit units held by employees of Atlanta Capital granted under the Atlanta Capital long‐term equity incentive plan of $25.6 million and equity interests in our consolidated sponsored funds held by third‐party shareholders of $310.5 million.

Foreign Subsidiaries

As of January 31, 2020, we consider the undistributed earnings of certain foreign subsidiaries to be indefinitely reinvested in foreign operations. As of January 31, 2020, we had approximately $4.8 million of undistributed earnings, primarily from operations in the U.K., that are not available to fund domestic operations or to distribute to our shareholders unless repatriated. In consideration of the treatment of taxable distributions, under the 2017 Tax Act, the impact of Global Intangible Low Taxed Income on the Company’s future foreign earnings and lack of withholding tax imposed by certain foreign governments, any future tax liability with respect to these undistributed earnings is immaterial.

Off-Balance Sheet Arrangements

We do not invest in any off-balance sheet vehicles that provide financing, liquidity, market or credit risk support or engage in any leasing activities that expose us to any liability that is not reflected in our Consolidated Financial Statements.

Critical Accounting Policies

There have been no updates to our critical accounting policies from those disclosed in Management’s Discussion and Analysis of Financial Condition in our Form 10-K for the fiscal year ended October 31, 2019.

Accounting Developments

On November 1, 2019, the Company fully adopted a new accounting standard related to leases. See Note 1, Summary of Significant Accounting Policies, in Item 1, Consolidated Financial Statements (unaudited) of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our Quantitative and Qualitative Disclosures About Market Risk from those previously reported in our Annual Report on Form 10-K for the year ended October 31, 2019.

Item 4. Controls and Procedures

We evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2020. Disclosure controls and procedures are designed to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rule and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), to allow timely decisions regarding required disclosure. Our CEO and CFO participated in this evaluation and concluded that, as of January 31, 2020, our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting that occurred during the first quarter of our fiscal year ended October 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

There have been no material developments in litigation previously reported in our SEC filings.

Item 1A. Risk Factors

There have been no material changes to our Risk Factors from those previously reported in our Annual Report on Form 10-K for the year ended October 31, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding purchases by the Company of our Non-Voting Common Stock on a monthly basis during the first quarter of fiscal 2020:

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
November 1, 2019 through
November 30, 2019	409,911	$46.15	409,911	5,935,465
December 1, 2019 through
December 31, 2019	479,714	$47.18	479,714	5,455,751
January 1, 2020 through
January 31, 2020	534,266	$46.92	534,266	4,921,485
Total	1,423,891	$46.79	1,423,891	4,921,485

(1)

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
101

Materials from the Eaton Vance Corp. Quarterly Report on Form 10-Q for the quarter ended January 31, 2020, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) related Notes to the Consolidated Financial Statements, tagged in detail.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EATON VANCE CORP. (Registrant)

DATE: March 6, 2020	/s/Laurie G. Hylton
(Signature)
Laurie G. Hylton
Chief Financial Officer

DATE: March 6, 2020	/s/Julie E. Rozen
(Signature)
Julie E. Rozen
Chief Accounting Officer