Form 10-Q
period 2020-04-30
EATON VANCE CORP
filed 2020-06-05
CIK 350797

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended April 30, 2020

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Outstanding as of April 30, 2020
Non-Voting Common Stock, $0.00390625 par value	113,929,794 shares
Voting Common Stock, $0.00390625 par value	478,643 shares

Eaton Vance Corp.

Form 10-Q

As of April 30, 2020 and for the

Three and Six Month Periods Ended April 30, 2020

Part I - Financial Information

Item 1. Consolidated Financial Statements (unaudited)

Eaton Vance Corp.
Consolidated Balance Sheets (unaudited)

	April 30,	October 31,
(in thousands)	2020	2019

Assets

Cash and cash equivalents	$914,857	$557,668
Management fees and other receivables	219,944	237,864
Investments	635,079	1,060,739
Assets of consolidated collateralized loan obligation (CLO) entities:
Cash	42,081	48,704
Bank loans and other investments	1,135,609	1,704,270
Other assets	5,555	28,039
Deferred sales commissions	59,813	55,211
Deferred income taxes	60,914	62,661
Equipment and leasehold improvements, net	71,797	72,798
Operating lease right-of-use assets	261,660	-
Intangible assets, net	73,921	75,907
Goodwill	259,681	259,681
Loan to affiliate	5,000	5,000
Other assets	100,803	85,087
Total assets	$3,846,714	$4,253,629

See notes to Consolidated Financial Statements.

Eaton Vance Corp.
Consolidated Balance Sheets (unaudited) (continued)

	April 30,	October 31,
(in thousands, except share data)	2020	2019

Liabilities, Temporary Equity and Permanent Equity

Liabilities:

Accrued compensation	$122,051	$240,722
Accounts payable and accrued expenses	72,411	89,984
Dividend payable	53,803	55,177
Debt	620,930	620,513
Operating lease liabilities	310,860	-
Liabilities of consolidated CLO entities:
Senior and subordinated note obligations	1,088,574	1,617,095
Other liabilities	39,454	51,122
Other liabilities	50,391	108,982
Total liabilities	2,358,474	2,783,595

Commitments and contingencies (Note 19)	nil	nil

Temporary Equity:

Redeemable non-controlling interests	211,135	285,915
Total temporary equity	211,135	285,915

Permanent Equity:

Voting Common Stock, par value $0.00390625 per share:
Authorized, 1,280,000 shares
Issued and outstanding, 478,643 and 422,935 shares,
respectively	2	2
Non-Voting Common Stock, par value $0.00390625 per share:
Authorized, 190,720,000 shares
Issued and outstanding, 113,929,794 and 113,143,567 shares,
respectively	445	442
Additional paid-in capital	12,094	-
Notes receivable from stock option exercises	(7,070)	(8,447)
Accumulated other comprehensive loss	(68,925)	(58,317)
Retained earnings	1,340,559	1,250,439
Total Eaton Vance Corp. shareholders' equity	1,277,105	1,184,119
Non-redeemable non-controlling interests	-	-
Total permanent equity	1,277,105	1,184,119
Total liabilities, temporary equity and permanent equity	$3,846,714	$4,253,629

See notes to Consolidated Financial Statements.

Eaton Vance Corp.
Consolidated Statements of Income (unaudited)
	Three Months Ended		Six Months Ended
	April 30,		April 30,
(in thousands, except per share data)	2020	2019	2020	2019
Revenue:
Management fees	$354,121	$359,384	$748,922	$710,134
Distribution and underwriter fees	19,122	20,054	40,700	43,144
Service fees	30,557	29,586	64,496	58,946
Other revenue	2,111	2,837	4,347	6,053
Total revenue	405,911	411,861	858,465	818,277
Expenses:
Compensation and related costs	149,072	153,542	321,054	307,430
Distribution expense	33,533	35,930	73,536	73,438
Service fee expense	26,648	25,921	56,403	51,438
Amortization of deferred sales commissions	6,289	5,571	12,257	11,118
Fund-related expenses	10,897	9,960	21,964	19,605
Other expenses	57,516	53,764	116,576	106,945
Total expenses	283,955	284,688	601,790	569,974
Operating income	121,956	127,173	256,675	248,303
Non-operating income (expense):
Gains (losses) and other investment income, net	(50,512)	15,206	(34,422)	21,039
Interest expense	(6,364)	(5,888)	(12,252)	(12,019)
Other income (expense) of consolidated CLO entities:
Gains (losses) and other investment income, net	(4,841)	21,794	10,722	27,235
Interest and other expense	(11,647)	(10,821)	(29,043)	(19,157)
Total non-operating income (expense)	(73,364)	20,291	(64,995)	17,098
Income before income taxes and equity in net
income of affiliates	48,592	147,464	191,680	265,401
Income taxes	(22,017)	(37,069)	(54,595)	(64,694)
Equity in net income of affiliates, net of tax	1,481	2,735	3,806	4,683
Net income	28,056	113,130	140,891	205,390
Net (income) loss attributable to non-controlling and
other beneficial interests	44,002	(11,323)	35,152	(16,782)
Net income attributable to Eaton Vance Corp. shareholders	$72,058	$101,807	$176,043	$188,608
Earnings per share:
Basic	$0.66	$0.92	$1.61	$1.69
Diluted	$0.65	$0.89	$1.55	$1.64
Weighted average shares outstanding:
Basic	109,224	110,379	109,297	111,315
Diluted	111,610	114,249	113,292	114,795

See notes to Consolidated Financial Statements.

Eaton Vance Corp.
Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(in thousands)	2020	2019	2020	2019

Net income	$28,056	$113,130	$140,891	$205,390
Other comprehensive loss:
Amortization of net losses on cash flow hedges,
net of tax	(25)	(26)	(49)	(50)
Foreign currency translation adjustments	(10,199)	(5,656)	(10,559)	(4,670)
Other comprehensive loss, net of tax	(10,224)	(5,682)	(10,608)	(4,720)

Total comprehensive income	17,832	107,448	130,283	200,670
Comprehensive (income) loss attributable to non-controlling
and other beneficial interests	44,002	(11,323)	35,152	(16,782)
Total comprehensive income attributable to Eaton Vance
Corp. shareholders	$61,834	$96,125	$165,435	$183,888

See notes to Consolidated Financial Statements.

Eaton Vance Corp.
Consolidated Statements of Shareholders' Equity (unaudited)

	Three Months Ended April 30, 2020
	Permanent Equity								Temporary Equity
(in thousands)	Voting Common Stock	Non-Voting Common Stock	Additional Paid-In Capital	Notes Receivable from Stock Option Exercises	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-Redeemable Non- Controlling Interests	Total Permanent Equity	Redeemable Non-Controlling Interests
Balance, January 31, 2020	$2	$446	$-	$(7,354)	$(58,701)	$1,310,631	$-	$1,245,024	$336,087
Net income	-	-	-	-	-	72,058	159	72,217	(44,161)
Other comprehensive loss, net of tax	-	-	-	-	(10,224)	-	-	(10,224)	-
Dividends declared ($0.375 per share)	-	-	-	-	-	(42,875)	-	(42,875)	-
Issuance of Non-Voting Common Stock:
On exercise of stock options	-	1	14,674	(959)	-	-	-	13,716	-
Under employee stock purchase incentive plan	-	1	271	-	-	-	-	272	-
Stock-based compensation	-	-	21,431	-	-	-	-	21,431	-
Tax benefit associated with non-controlling interests	-	-	2,523	-	-	-	-	2,523	-
Repurchase of Non-Voting Common Stock	-	(3)	(31,718)	-	-	745	-	(30,976)	-
Principal repayments on notes receivable
from stock option exercises	-	-	-	1,243	-	-	-	1,243	-
Net subscriptions (redemptions/distributions)
of non-controlling interest holders	-	-	-	-	-	-	(159)	(159)	76,701
Net consolidations (deconsolidations) of
sponsored investment funds	-	-	-	-	-	-	-	-	(152,579)
Changes in redemption value of non-controlling
interests redeemable at fair value	-	-	4,913	-	-	-	-	4,913	(4,913)
Balance, April 30, 2020	$2	$445	$12,094	$(7,070)	$(68,925)	$1,340,559	$-	$1,277,105	$211,135

See notes to Consolidated Financial Statements.

Eaton Vance Corp.
Consolidated Statements of Shareholders' Equity (unaudited) (continued)

	Three Months Ended April 30, 2019
	Permanent Equity								Temporary Equity
(in thousands)	Voting Common Stock	Non-Voting Common Stock	Additional Paid-In Capital	Notes Receivable from Stock Option Exercises	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-Redeemable Non- Controlling Interests	Total Permanent Equity	Redeemable Non-Controlling Interests
Balance, January 31, 2019	$2	$450	$-	$(7,875)	$(55,933)	$1,131,094	$1,006	$1,068,744	$326,589
Net income	-	-	-	-	-	101,807	445	102,252	10,878
Other comprehensive loss, net of tax	-	-	-	-	(5,682)	-	-	(5,682)	-
Dividends declared ($0.35 per share)	-	-	-	-	-	(40,039)	-	(40,039)	-
Issuance of Non-Voting Common Stock:
On exercise of stock options	-	1	9,049	(49)	-	-	-	9,001	-
Under employee stock purchase incentive plan	-	-	2,917	-	-	-	-	2,917	-
Under restricted stock plan, net of forfeitures	-	1	-	-	-	-	-	1	-
Stock-based compensation	-	-	21,888	-	-	-	-	21,888	-
Tax expense associated with non-controlling interests	-	-	(33)	-	-	-	-	(33)	-
Repurchase of Non-Voting Common Stock	-	(6)	(33,599)	-	-	(34,892)	-	(68,497)	-
Principal repayments on notes receivable
from stock option exercises	-	-	-	104	-	-	-	104	-
Net subscriptions (redemptions/distributions)
of non-controlling interest holders	-	-	-	-	-	-	(402)	(402)	2,698
Net consolidations (deconsolidations) of
sponsored investment funds	-	-	-	-	-	-	-	-	(211)
Changes in redemption value of non-controlling
interests redeemable at fair value	-	-	(222)	-	-	-	-	(222)	222
Balance, April 30, 2019	$2	$446	$-	$(7,820)	$(61,615)	$1,157,970	$1,049	$1,090,032	$340,176

See notes to Consolidated Financial Statements.

Eaton Vance Corp.
Consolidated Statements of Shareholders' Equity (unaudited)

	Six Months Ended April 30, 2020
	Permanent Equity								Temporary Equity
(in thousands)	Voting Common Stock	Non-Voting Common Stock	Additional Paid-In Capital	Notes Receivable from Stock Option Exercises	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-Redeemable Non- Controlling Interests	Total Permanent Equity	Redeemable Non-Controlling Interests
Balance, November 1, 2019	$2	$442	$-	$(8,447)	$(58,317)	$1,250,439	$-	$1,184,119	$285,915
Net income	-	-	-	-	-	176,043	366	176,409	(35,518)
Other comprehensive loss, net of tax	-	-	-	-	(10,608)	-	-	(10,608)	-
Dividends declared ($0.75 per share)	-	-	-	-	-	(85,923)	-	(85,923)	-
Issuance of Voting Common Stock	-	-	581	-	-	-	-	581	-
Issuance of Non-Voting Common Stock:
On exercise of stock options	-	5	46,409	(1,081)	-	-	-	45,333	-
Under employee stock purchase plans	-	-	1,657	-	-	-	-	1,657	-
Under employee stock purchase incentive plan	-	1	2,966	-	-	-	-	2,967	-
Under restricted stock plan, net of forfeitures	-	6	-	-	-	-	-	6	-
Stock-based compensation	-	-	50,951	-	-	-	-	50,951	-
Tax benefit of non-controlling interest repurchases	-	-	2,509	-	-	-	-	2,509	-
Repurchase of Non-Voting Common Stock	-	(9)	(97,588)	-	-	-	-	(97,597)	-
Principal repayments on notes receivable
from stock option exercises	-	-	-	2,458	-	-	-	2,458	-
Net subscriptions (redemptions/distributions)
of non-controlling interest holders	-	-	-	-	-	-	(366)	(366)	117,926
Net consolidations (deconsolidations) of
sponsored investment funds	-	-	-	-	-	-	-	-	(152,579)
Changes in redemption value of non-controlling
interests redeemable at fair value	-	-	4,609	-	-	-	-	4,609	(4,609)
Balance, April 30, 2020	$2	$445	$12,094	$(7,070)	$(68,925)	$1,340,559	$-	$1,277,105	$211,135

See notes to Consolidated Financial Statements.

Eaton Vance Corp.
Consolidated Statements of Shareholders' Equity (unaudited) (continued)

	Six Months Ended April 30, 2019
	Permanent Equity								Temporary Equity
(in thousands)	Voting Common Stock	Non-Voting Common Stock	Additional Paid-In Capital	Notes Receivable from Stock Option Exercises	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-Redeemable Non- Controlling Interests	Total Permanent Equity	Redeemable Non-Controlling Interests
Balance, November 1, 2018	$2	$455	$17,514	$(8,057)	$(53,181)	$1,150,698	$1,000	$1,108,431	$335,097
Cumulative effect adjustment upon adoption
of new accounting standard (ASU 2016-01)	-	-	-	-	(3,714)	3,714	-	-	-
Net income	-	-	-	-	-	188,608	862	189,470	15,920
Other comprehensive loss, net of tax	-	-	-	-	(4,720)	-	-	(4,720)	-
Dividends declared ($0.70 per share)	-	-	-	-	-	(80,425)	-	(80,425)	-
Issuance of Non-Voting Common Stock:
On exercise of stock options	-	2	12,029	(248)	-	-	-	11,783	-
Under employee stock purchase plans	-	-	1,593	-	-	-	-	1,593	-
Under employee stock purchase incentive plan	-	-	3,389	-	-	-	-	3,389	-
Under restricted stock plan, net of forfeitures	-	7	-	-	-	-	-	7	-
Stock-based compensation	-	-	44,547	-	-	-	-	44,547	-
Tax benefit of non-controlling interest repurchases	-	-	959	-	-	-	-	959	-
Repurchase of Non-Voting Common Stock	-	(18)	(78,887)	-	-	(104,625)	-	(183,530)	-
Principal repayments on notes receivable
from stock option exercises	-	-	-	485	-	-	-	485	-
Net subscriptions (redemptions/distributions)
of non-controlling interest holders	-	-	-	-	-	-	(841)	(841)	43,919
Net consolidations (deconsolidations) of
sponsored investment funds	-	-	-	-	-	-	-	-	(51,912)
Reclass to temporary equity	-	-	-	-	-	-	28	28	(28)
Purchase of non-controlling interests	-	-	-	-	-	-	-	-	(3,964)
Changes in redemption value of non-controlling
interests redeemable at fair value	-	-	(1,144)	-	-	-	-	(1,144)	1,144
Balance, April 30, 2019	$2	$446	$-	$(7,820)	$(61,615)	$1,157,970	$1,049	$1,090,032	$340,176

See notes to Consolidated Financial Statements.

Eaton Vance Corp.
Consolidated Statements of Cash Flows (unaudited)
	Six Months Ended
	April 30,
(in thousands)	2020	2019

Cash Flows From Operating Activities:
Net income	$140,891	$205,390
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	11,435	12,135
Amortization of deferred sales commissions	12,257	11,112
Stock-based compensation	50,951	44,547
Deferred income taxes	4,350	6,568
Net (gains) losses on investments and derivatives	49,241	(69)
Equity in net income of affiliates, net of tax	(3,806)	(4,683)
Dividends received from affiliates	2,892	5,634
Non-cash operating lease expense	8,788	-
Consolidated CLO entities’ operating activities:
Net (gains) losses on bank loans, other investments and note obligations	30,663	(608)
Amortization of bank loan investments	(2,316)	(389)
Increase (decrease) in other assets, net of other liabilities	(6,633)	10,128
Decrease in cash due to deconsolidation of CLO entity	(4,606)	-
Changes in operating assets and liabilities:
Management fees and other receivables	17,850	1,194
Short-term debt securities	280,811	70,077
Investments held by consolidated sponsored funds and separately
managed accounts	(115,735)	(28,356)
Deferred sales commissions	(16,859)	(11,975)
Other assets	19,427	23,281
Accrued compensation	(118,517)	(112,399)
Accounts payable and accrued expenses	(372)	4,635
Operating lease liabilities	(8,345)	-
Other liabilities	44,691	(16,566)
Net cash provided by operating activities	397,058	219,656

Cash Flows From Investing Activities:
Additions to equipment and leasehold improvements	(11,542)	(21,612)
Proceeds from sale of investments	5,572	12,139
Purchase of investments	(77)	(1,452)
Proceeds from sale of investments in CLO entity note obligations	27,258	-
Consolidated CLO entities’ investing activities:
Proceeds from sales of bank loans and other investments	458,059	193,838
Purchase of bank loans and other investments	(451,467)	(550,600)
Net cash provided by (used for) investing activities	27,803	(367,687)

See notes to Consolidated Financial Statements.

Eaton Vance Corp.
Consolidated Statements of Cash Flows (unaudited) (continued)
	Six Months Ended
	April 30,
(in thousands)	2020	2019
Cash Flows From Financing Activities:
Purchase of additional non-controlling interest	$(8,372)	$(18,098)
Proceeds from line of credit	300,000	-
Repayment of line of credit	(300,000)	-
Line of credit issuance costs	-	(930)
Proceeds from issuance of Voting Common Stock	581	-
Proceeds from issuance of Non-Voting Common Stock	49,963	16,772
Repurchase of Non-Voting Common Stock	(111,267)	(196,666)
Principal repayments on notes receivable from stock option exercises	2,458	485
Dividends paid	(87,184)	(82,521)
Net subscriptions received from (redemptions/distributions paid to)
non-controlling interest holders	116,807	42,868
Consolidated CLO entities’ financing activities:
Proceeds from line of credit	-	151,838
Net cash used for financing activities	(37,014)	(86,252)
Effect of currency rate changes on cash and cash equivalents	(2,966)	(527)
Net decrease in cash, cash equivalents and restricted cash	384,881	(234,810)
Cash, cash equivalents and restricted cash, beginning of period	653,345	866,075
Cash, cash equivalents and restricted cash, end of period	$1,038,226	$631,265

Supplemental Cash and Restricted Cash Flow Information:
Cash paid for interest	$11,810	$11,362
Cash paid for interest by consolidated CLO entities	34,945	7,521
Cash paid for income taxes, net of refunds	30,603	57,351
Supplemental Schedule of Non-Cash Investing and Financing
Transactions:
Increase in equipment and leasehold improvements due to non-cash
additions	$837	$6,274
Operating lease right-of-use assets recognized upon adoption of new
lease guidance	270,040	-
Operating lease liabilities recognized upon adoption of new lease guidance	318,824	-
Operating lease right-of-use assets obtained in exchange for new operating
lease liabilities	517	-
Exercise of stock options through issuance of notes receivable	1,081	248
Decrease in non-controlling interests due to net deconsolidation
of sponsored investment funds	(152,579)	(51,912)
Increase in bank loans and other investments of consolidated CLO entities
due to unsettled sales	2,340	22,525
Increase in bank loans and other investments of consolidated CLO entities
due to unsettled purchases	28,559	193,244
Deconsolidation of CLO Entity:
Decrease in bank loans and other investments	$(445,569)	$-
Decrease in senior and subordinated loan obligations	(421,601)	-

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

Lease liabilities are initially and subsequently measured at the present value of future lease payments over the lease term. For the purposes of this calculation, lease payments consist of fixed monthly lease payments related to use of the underlying assets and related services. Discount rates used in the calculation of present value reflect estimated incremental borrowing rates determined for each lease as of the lease commencement date or subsequently when the lease liability is re-measured, as applicable.

ROU assets are initially measured equal to the corresponding lease liabilities, adjusted for any lease incentives payable to the Company. Subsequently, the amortization of ROU assets is recognized as a component of operating lease expense. The total cost of operating leases is recognized on a straight-line basis over the life of the related leases, and is comprised of imputed interest on lease liabilities measured using the effective interest method and amortization of the ROU asset. Variable lease payments are primarily related to services such as common-area maintenance and utilities, property taxes and insurance and are recognized as variable lease expense when incurred.

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

2. Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the Company’s Consolidated Balance Sheets that equal the total of the same such amounts presented in the Consolidated Statements of Cash Flows:

	April 30,	October 31,
(in thousands)	2020	2019
Cash and cash equivalents	$914,857	$557,668
Restricted cash of consolidated sponsored funds included in investments	42,433	37,905
Restricted cash included in assets of consolidated CLO entities, cash	42,081	48,704
Restricted cash included in other assets	38,855	9,068
Total cash, cash equivalents and restricted cash presented
in the Consolidated Statement of Cash Flows	$1,038,226	$653,345

3.  Investments

The following is a summary of investments:

(in thousands)	April 30,	October 31,
	2020	2019
Investments held at fair value:
Short-term debt securities	$16,427	$297,845
Debt and equity securities held by consolidated sponsored funds	374,689	514,072
Debt and equity securities held in separately managed accounts	74,692	76,662
Non-consolidated sponsored funds and other	13,902	10,329
Total investments held at fair value	479,710	898,908
Investments held at cost	20,928	20,904
Investments in non-consolidated CLO entities	1,380	1,417
Investments in equity method investees	133,061	139,510
Total investments(1)	$635,079	$1,060,739

(1)	Excludes bank loans and other investments held by consolidated CLO entities, which are discussed in Note 4.

Investments held at fair value

The Company recognized gains (losses) related to debt and equity securities held at fair value within gains (losses) and other investment income, net, in the Company’s Consolidated Statements of Income as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(in thousands)	2020	2019	2020	2019
Realized gains (losses) on securities sold	$(14,516)	$4,162	$(10,642)	$(233)
Unrealized gains (losses) on investments
held at fair value	(53,017)	8,071	(45,379)	11,377
Net gains (losses) on investments held at fair value	$(67,533)	$12,233	$(56,021)	$11,144

Investments held at cost

Investments held at cost primarily include the Company’s equity investment in a wealth management technology firm. At both April 30, 2020 and October 31, 2019, the carrying value of the Company’s investment in the wealth management technology firm was $19.0 million.

Investments in non-consolidated CLO entities

The Company provides investment management services for, and has made direct investments in, CLO entities that it does not consolidate, as described further in Note 4. The Company’s investments in non-consolidated CLO entities are carried at amortized cost unless impaired, at which point they are written down to fair value. At both April 30, 2020 and October 31, 2019, the carrying values of such investments were $1.4 million. At both April 30, 2020 and October 31, 2019, combined assets under management in the pools of non-consolidated CLO entities were $0.4 billion.

The Company did not recognize any impairment losses related to the Company’s investments in non-consolidated CLO entities for the three and six months ended April 30, 2020 and 2019, respectively.

Investments in equity method investees

The Company has a 49 percent equity interest in Hexavest Inc. (Hexavest), a Montreal, Canada-based investment adviser. The carrying value of this investment consisted of the following:

(in thousands)	April 30,	October 31,
	2020	2019
Equity in net assets of Hexavest	$6,866	$5,466
Definite-lived intangible assets	17,563	19,486
Goodwill	110,072	116,319
Deferred tax liability	(4,725)	(5,243)
Total carrying value	$129,776	$136,028

The Company’s investment in Hexavest is denominated in Canadian dollars and is subject to foreign currency translation adjustments, which are recorded in accumulated other comprehensive income (loss). Changes in the carrying value of goodwill is entirely attributable to foreign currency translation adjustments.

During the second quarter of fiscal 2020, the Company noted a decline in Hexavest’s managed assets driven primarily by equity market declines and net client withdrawals. An interim impairment test indicated that the estimated fair value of the Company’s investment in Hexavest had fallen below the carrying value as of April 30, 2020, an initial indicator of impairment. However, the Company determined that the investment was not other-than-temporarily impaired, as this was the first period end when the estimated fair value of the Company’s investment in Hexavest was less than its carrying value. The Company has no intention of disposing of its investment in Hexavest. Deeper or more extended declines in Hexavest’s managed assets could further reduce the fair value of the Company’s investment; as a result, future impairment tests could result in the Company recognizing an other-than-temporary impairment of its investment.

The Company also has a seven percent equity interest in a private equity partnership managed by a third party that invests in companies in the financial services industry. The carrying value of this investment was $3.3 million at April 30, 2020 and $3.5 million at October 31, 2019.

During the six months ended April 30, 2020 and 2019, the Company received dividends of $2.9 million and $5.6 million, respectively, from its investments in equity method investees.

4.  Variable Interest Entities (VIEs)

Investments in VIEs that are consolidated

In the normal course of business, the Company maintains investments in sponsored entities that are considered VIEs to support their launch and marketing. The Company consolidates these sponsored entities if it is the primary beneficiary of the VIE.

Consolidated sponsored funds

The Company invests in sponsored investment companies that meet the definition of a VIE. Underlying investments held by consolidated sponsored funds consist of debt and equity securities and are included in the reported amount of investments on the Company’s Consolidated Balance Sheets at April 30, 2020 and October 31, 2019. Net investment income or (loss) related to consolidated sponsored funds was included in gains (losses) and other investment income, net, in the Company’s Consolidated Statements of Income for all periods presented. The impact of consolidated sponsored funds’ net income or (loss) on net income attributable to Eaton Vance Corp. shareholders was reduced by amounts attributable to non-controlling interest holders, which are recorded in net (income) loss attributable to non-controlling and other beneficial interests in the Company’s Consolidated Statements of Income for all periods presented. The extent of the Company’s exposure to loss with respect to a consolidated sponsored fund is limited to the amount of the Company’s investment in the sponsored fund and any uncollected management and performance fees. The Company is not obligated to provide financial support to sponsored funds. Only the assets of a sponsored fund are available to settle its obligations. Other beneficial interest holders of sponsored funds do not have recourse to the general credit of the Company.

The Company consolidated 18 sponsored funds as of April 30, 2020 and 19 sponsored funds as of October 31, 2019. The following table sets forth the balances related to these funds as well as the Company’s net interest in these funds:

(in thousands)	April 30,	October 31,
	2020	2019
Investments	$374,689	$514,072
Other assets	16,117	16,846
Other liabilities	(14,929)	(35,488)
Redeemable non-controlling interests	(190,510)	(260,681)
Net interest in consolidated sponsored funds	$185,367	$234,749

Consolidated CLO entities

As of April 30, 2020, the Company deemed itself to be the primary beneficiary of three non-recourse securitized CLO entities, namely, Eaton Vance CLO 2019-1 (CLO 2019-1), Eaton Vance CLO 2013-1 (CLO 2013-1) and Eaton Vance CLO 2014-1R (CLO 2014-1R). As of October 31, 2019, the Company deemed itself to be the primary beneficiary of four non-recourse securitized CLO entities, namely, CLO 2019-1, CLO 2013-1, Eaton Vance CLO 2018-1 (CLO 2018-1) and CLO 2014-1R.

The assets of consolidated CLO entities are held solely as collateral to satisfy the obligations of each entity. The Company has no right to receive benefits from, nor does the Company bear the risks associated with, the assets held by these CLO entities beyond the Company’s investment in these entities. In the event of default, recourse to the Company is limited to its investment in these entities. The Company has not provided any financial or other support to these entities that it was not previously contractually required to provide, and there are neither explicit arrangements nor does the Company hold implicit variable interests that could require the Company to provide any ongoing financial support to these entities. Other beneficial interest holders of consolidated CLO entities do not have any recourse to the Company’s general credit. The Company reports the financial information of consolidated securitized CLO entities on a one-month lag based upon the availability of financial information.

Eaton Vance CLO 2019-1

CLO 2019-1 was securitized on May 15, 2019. As of April 30, 2020, the Company continues to hold 100 percent of the subordinated notes that were issued by CLO 2019-1 at closing and is still serving as the collateral manager of the entity. The Company deemed itself to be the primary beneficiary of CLO 2019-1 upon acquiring 100 percent of the subordinated interests of the entity on May 15, 2019 and began consolidating the entity as of that date.

Eaton Vance CLO 2013-1

The Company deemed itself to be the primary beneficiary of CLO 2013-1 upon acquiring 100 percent of the subordinated notes of the entity on May 1, 2019 and began consolidating the entity as of that date. As of April 30, 2020, the Company continues to hold 100 percent of the subordinated notes that were acquired on May 1, 2019 and is still serving as the collateral manager of the entity.

Eaton Vance CLO 2018-1

CLO 2018-1 was securitized on October 24, 2018. The Company deemed itself to be the primary beneficiary of CLO 2018-1 upon acquiring 93 percent of the subordinated interests of the entity on October 24, 2018 and began consolidating the entity as of that date. On January 15, 2020, the Company sold its entire interest in the subordinated notes of CLO 2018-1 to an unrelated third party for $27.3 million and recognized a loss of $7.2 million upon the sale included within gains and other investment income, net of consolidated CLO entities in the Company’s Consolidated Statement of Income for the six months ended April 30, 2020. Although the Company continues to serve as collateral manager of the entity, the Company concluded that it no longer had an obligation to absorb the losses of, or the rights to receive benefits from, CLO 2018-1 that could potentially be significant to the entity. As a result, the Company concluded that it was no longer the primary beneficiary of CLO 2018-1 upon the sale of the subordinated interests of the entity on January 15, 2020 and deconsolidated the entity as of that date.

Eaton Vance CLO 2014-1R

CLO 2014-1R was securitized on August 23, 2018. As of April 30, 2020, the Company continues to hold 100 percent of the subordinated notes that were issued by CLO 2014-1R at closing and is still serving as the collateral manager of the entity. The Company deemed itself to be the primary beneficiary of CLO 2014-1R upon acquiring 100 percent of the subordinated interests of the entity on August 23, 2018 and began consolidating CLO 2014-1R as of that date.

The Company elected to apply the measurement alternative to ASC 820 for collateralized financing entities upon the initial consolidation and for the subsequent measurement of the securitized CLO entities consolidated by the Company (collectively, the consolidated securitized CLO entities). The Company determined that the fair value of the financial assets of these entities is more observable than the fair value of the financial liabilities. Through the application of the measurement alternative, the fair value of the financial liabilities of these entities is measured as the difference between the fair value of the financial assets and the fair value of the Company’s beneficial interests in these entities, which include the subordinated interests held by the Company and any accrued management fees due to the Company. The fair value of the subordinated notes held by the Company is determined primarily based on an income approach, which projects the cash flows of the CLO assets using projected default, prepayment, recovery and discount rates, as well as observable assumptions about market yields, callability and other market factors. An appropriate discount rate is then applied to determine the discounted cash flow valuation of the subordinated notes. Aggregate disclosures for the securitized CLO entities consolidated by the Company as of April 30, 2020 and October 31, 2019 are provided below.

The following table presents the balances attributable to the consolidated securitized CLO entities included on the Company’s Consolidated Balance Sheets:

	April 30,	October 31,
(in thousands)	2020	2019
Assets of consolidated CLO entities:
Cash	$42,081	$48,704
Bank loans and other investments	1,135,609	1,704,270
Receivable for pending bank loan sales	2,341	24,193
Other assets	3,214	3,846
Liabilities of consolidated CLO entities:
Senior and subordinated note obligations	1,088,574	1,617,095
Payable for pending bank loan purchases	28,559	33,985
Other liabilities	10,895	17,137
Total beneficial interests	$55,217	$112,796

Although the Company’s beneficial interests in the consolidated securitized CLO entities are eliminated upon consolidation, the application of the measurement alternative results in the Company’s total beneficial interests in these entities of $55.2 million and $112.8 million at April 30, 2020 and October 31, 2019, respectively, being equal to the net amount of the consolidated CLO entities’ assets and liabilities included on the Company’s Consolidated Balance Sheets. As noted above, the consolidated securitized CLO entities are reported on a one-month lag. The Company evaluated the disruption to the economy and financial markets attributable to the global pandemic during the month of April 2020 and the impact on the valuation of its beneficial interests in the consolidated securitized CLO entities. There are no material changes in the value of the Company’s beneficial interests in the consolidated securitized CLO entities as of April 30, 2020.

The collateral assets held by consolidated CLOs primarily consists of senior secured bank loan investments from a variety of industries. Bank loan investments mature at various dates between 2020 and 2028 and pay interest at LIBOR plus a spread of up to 11.0 percent. Approximately 0.6 percent of the collateral assets held by consolidated CLO entities were in default as of April 30, 2020. Additional disclosure of the fair values of assets and liabilities of consolidated CLO entities that are measured at fair value on a recurring basis is included in Note 6.

The consolidated securitized CLO entities, including the portioned owned by the Company, held notes payable with a total par value of $1.3 billion at April 30, 2020, consisting of senior secured floating rate notes payable with a par value of $1.2 billion and subordinated notes with a par value of $117.4 million. These note obligations bear interest at variable rates based on LIBOR plus a pre-defined spread ranging from 0.7 percent to 8.5 percent. The principal amounts outstanding of these note obligations mature on dates ranging from January 2028 to July 2030.

The following table presents the balances attributable to consolidated securitized CLO entities included in the Company’s Consolidated Statements of Income:

	Consolidated Securitized CLO Entities
	Three Months Ended		Six Months Ended
	April 30,		April 30,
(in thousands)	2020	2019	2020	2019
Other income (expense) of consolidated
CLO entities:
Gains (losses) and other investment
income, net	$(4,841)	$17,355	$10,722	$21,933
Interest and other expense	(11,647)	(9,680)	(29,043)	(17,925)
Net gain (loss) attributable to the Company	$(16,488)	$7,675	$(18,321)	$4,008

The Company recognized net income of $3.3 million and $4.1 million from a warehouse CLO entity that the Company consolidated during the three and six months ended April 30, 2019, respectively.

As summarized in the table below, the application of the measurement alternative results in the Company's earnings from the consolidated securitized CLO entities subsequent to initial consolidation, as shown above, to be equivalent to the Company's own economic interests in these entities:

	Consolidated Securitized CLO Entities:
	Three Months Ended		Six Months Ended
	April 30,		April 30,
(in thousands)	2020	2019	2020	2019
Economic interests in consolidated
securitized CLO entities:
Distributions received and gains (losses)
on senior and subordinated interests
held by the Company	$(17,907)	$6,445	$(21,667)	$1,871
Management fees	1,419	1,230	3,346	2,137
Total economic interests	$(16,488)	$7,675	$(18,321)	$4,008

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

The Company’s maximum exposure to loss with respect to these non-consolidated CLO entities is limited to the carrying value of its investments in, and collateral management fees receivable from, these entities as of April 30, 2020. The Company held investments in these entities totaling $1.4 million on both April 30, 2020 and October 31, 2019. Collateral management fees receivable for these entities totaled $0.1 million on both April 30, 2020 and October 31, 2019. Other investors in these CLO entities have no recourse against the Company for any losses sustained. The Company did not provide any financial or other support to these entities that it was not previously contractually required to provide in any of the fiscal periods presented. Income from these entities is recorded as a component of gains (losses) and other investment income, net, in the Company’s Consolidated Statements of Income, based upon projected investment yields. Additional information regarding the Company’s investment in non-consolidated CLO entities, as well as the combined assets under management in the pools of non-consolidated CLO entities, is included in Note 3.

Other entities

The Company holds variable interests in, but is not deemed to be the primary beneficiary of, certain sponsored privately offered equity funds with total assets of $26.9 billion and $26.3 billion on April 30, 2020 and October 31, 2019, respectively. The Company’s variable interests in these entities consist of the Company’s direct ownership therein, which in each case is insignificant relative to the total ownership of the fund, and any investment advisory fees earned but uncollected. The Company’s maximum exposure to loss with respect to these managed entities is limited to the carrying value of its investments in, and investment advisory fees receivable from, these entities as of April 30, 2020. The Company held investments in these entities totaling $0.5 million on both April 30, 2020 and October 31, 2019 and investment advisory fees receivable totaling $1.3 million on both April 30, 2020 and October 31, 2019. The Company did not provide any financial or other support to these entities that it was not contractually required to provide in any of the periods presented. The Company does not consolidate these VIEs because it does not have the obligation to absorb losses of, or the right to receive benefits from, these VIEs that could potentially be significant to these VIEs.

The Company’s investments in privately offered equity funds are carried at fair value and included in non-consolidated sponsored funds and other, which are disclosed as a component of investments in Note 3.

The Company also holds a variable interest in, but is not deemed to be the primary beneficiary of, a private equity partnership managed by a third party that invests in companies in the financial services industry. The Company’s variable interest in this entity consists of the Company’s direct ownership in the private equity partnership, equal to $3.3 million and $3.5 million on April 30, 2020 and October 31, 2019, respectively. The Company did not provide any financial or other support to this entity. The Company’s risk of loss with respect to the private equity partnership is limited to the carrying value of its investment in the entity as of April 30, 2020. The Company does not consolidate this VIE because the Company does not hold the power to direct the activities that most significantly affect the VIE.

The Company’s investment in the private equity partnership is accounted for as an equity method investment and disclosures related to this entity are included in Note 3 under the heading Investments in equity method investees.

5. Derivative Financial Instruments

Derivative financial instruments designated as cash flow hedges

In fiscal 2017, the Company entered into a Treasury lock transaction in connection with the offering of its 2027 Senior Notes. The Company concurrently designated the Treasury lock as a cash flow hedge to mitigate its exposure to variability in the forecasted semi-annual interest payments and recorded a loss of $0.4 million, in other comprehensive income (loss), net of tax. The Company reclassified approximately $17,000 and $34,000 of the loss into interest expense during both the three and six months ended April 30, 2020 and 2019, respectively, and will reclassify the remaining $0.5 million loss as of April 30, 2020 to earnings over the remaining term of the debt. During the next twelve months, the Company expects to reclassify approximately $68,000 of the unamortized loss.

In fiscal 2013, the Company entered into a forward-starting interest rate swap in connection with the offering of its 2023 Senior Notes and recorded a gain in other comprehensive income (loss), net of tax. The Company reclassified $50,000 and $0.1 million of the gain into interest expense during both the three and six months ended April 30, 2020 and 2019, respectively, and will reclassify the remaining $0.6 million gain as of April 30, 2020 to earnings over the remaining term of the debt. During the next twelve months, the Company expects to reclassify approximately $0.2 million of the unamortized gain.

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

Excluding derivative financial instruments held by consolidated sponsored funds, the Company was party to the following derivative financial instruments:

	April 30, 2020		October 31, 2019
	Number of Contracts	Notional Value (in millions)	Number of Contracts	Notional Value (in millions)
Stock index futures	1,166	$88.2	1,370	$108.3
Total return swaps	2	$84.0	2	$84.0
Interest rate swaps	6	$8.9	6	$24.4
Credit default swaps	1	$8.0	1	$8.0
Foreign exchange contracts	61	$40.8	26	$56.4
Commodity futures	486	$17.2	415	$15.2
Currency futures	73	$8.0	231	$24.0
Interest rate futures	140	$17.7	151	$22.3

The derivative contracts outstanding and associated notional values at April 30, 2020 and October 31, 2019 are representative of derivative balances throughout each respective period.

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

	April 30, 2020		October 31, 2019
(in thousands)	Other Assets	Other Liabilities	Other Assets	Other Liabilities
Stock index futures	$1,372	$3,754	$615	$1,841
Total return swaps	6,299	-	396	114
Interest rate swaps	35	116	61	235
Credit default swaps	848	-	360	-
Foreign exchange contracts	1,494	231	51	615
Commodity futures	376	233	319	334
Currency futures	238	91	128	153
Interest rate futures	125	368	144	22
Total	$10,787	$4,793	$2,074	$3,314

The Company may provide cash collateral to, or receive cash collateral from, certain counterparties to satisfy margin requirements for derivative positions that are classified as restricted cash. At April 30, 2020 and October 31, 2019, restricted cash collateral balances for derivative positions included in other assets on the Company’s Consolidated Balance Sheet were $36.9 million and $7.5 million, respectively. At April 30, 2020 and October 31, 2019, payables to counterparties for collateral balances received related to derivative positions included in other liabilities on the Company’s Consolidated Balance Sheets were $7.8 million and $0, respectively.

The Company recognized the following gains (losses) on derivative financial instruments within gains (losses) and other investment income, net, in the Company’s Consolidated Statements of Income:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(in thousands)	2020	2019	2020	2019
Stock index futures	$14,903	$(5,681)	$12,285	$(5,897)
Total return swaps	7,778	(4,197)	6,511	(6,382)
Interest rate swaps	(197)	-	(465)	-
Credit default swaps	514	(64)	467	(147)
Foreign exchange contracts	1,633	345	1,767	62
Commodity futures	703	(410)	1,128	337
Currency futures	904	(106)	958	(71)
Interest rate futures	(77)	(514)	(127)	(902)
Net gains (losses)	$26,161	$(10,627)	$22,524	$(13,000)

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

6.  Fair Value of Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables summarize financial assets and liabilities measured at fair value on a recurring basis and their assigned levels within the valuation hierarchy:

April 30, 2020
(in thousands)	Level 1	Level 2	Level 3	Other Assets Not Held at Fair Value	Total
Financial assets:
Cash equivalents	$19,473	$3,000	$-	$-	$22,473
Investments held at fair value:
Debt securities:
Short-term	-	16,427	-	-	16,427
Held by consolidated sponsored funds	-	209,427	-	-	209,427
Held in separately managed accounts	-	53,627	-	-	53,627
Equity securities:
Held by consolidated sponsored funds	75,514	89,748	-	-	165,262
Held in separately managed accounts	20,869	196	-	-	21,065
Non-consolidated sponsored funds
and other	13,386	516	-	-	13,902
Investments held at cost(1)	-	-	-	20,928	20,928
Investments in non-consolidated CLO
entities(2)	-	-	-	1,380	1,380
Investments in equity method investees(1)	-	-	-	133,061	133,061
Derivative instruments	-	10,787	-	-	10,787
Assets of consolidated CLO entities:
Bank loans and other investments	-	1,133,678	1,931	-	1,135,609
Total financial assets	$129,242	$1,517,406	$1,931	$155,369	$1,803,948

Financial liabilities:
Derivative instruments	$-	$4,793	$-	$-	$4,793
Liabilities of consolidated CLO entities:
Senior and subordinated note obligations	-	1,088,574	-	-	1,088,574
Total financial liabilities	$-	$1,093,367	$-	$-	$1,093,367

October 31, 2019
(in thousands)	Level 1	Level 2	Level 3	Other Assets Not Held at Fair Value	Total
Financial assets:
Cash equivalents	$24,640	$157,267	$-	$-	$181,907
Investments held at fair value:
Debt securities:
Short-term	-	297,845	-	-	297,845
Held by consolidated sponsored funds	-	330,966	-	-	330,966
Held in separately managed accounts	-	55,426	-	-	55,426
Equity securities:
Held by consolidated sponsored funds	70,646	112,460	-	-	183,106
Held in separately managed accounts	21,168	68	-	-	21,236
Non-consolidated sponsored funds
and other	9,814	515	-	-	10,329
Investments held at cost(1)	-	-	-	20,904	20,904
Investments in non-consolidated CLO
entities(2)	-	-	-	1,417	1,417
Investments in equity method investees(1)	-	-	-	139,510	139,510
Derivative instruments	-	2,075	-	-	2,075
Assets of consolidated CLO entities:
Bank loans and other investments	-	1,702,769	1,501	-	1,704,270
Total financial assets	$126,268	$2,659,391	$1,501	$161,831	$2,948,991

Financial liabilities:
Derivative instruments	$-	$3,314	$-	$-	$3,314
Liabilities of consolidated CLO entities:
Senior and subordinated note obligations	-	1,617,095	-	-	1,617,095
Total financial liabilities	$-	$1,620,409	$-	$-	$1,620,409

(1)	These investments are not measured at fair value in accordance with U.S. GAAP.
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

Equity investments in non-consolidated mutual funds are valued using the published net asset value per share and are classified as Level 1 within the fair value measurement hierarchy. Sponsored private open-end funds are not listed on an active exchange but calculate a net asset value per share (or equivalent) as of the Company’s reporting date in a manner consistent with mutual funds. The Company’s investments therein do not have any redemption restrictions and are not probable of being sold at an amount different from their calculated net asset value per share (or equivalent). Accordingly, investments in sponsored private open-end funds are measured at fair value based on the net asset value per share (or equivalent) of the investment as a practical expedient and are categorized as Level 2 within the fair value measurement hierarchy. The Company does not have any unfunded commitments related to investments in sponsored private mutual funds at April 30, 2020 and October 31, 2019.

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

Level 3 assets and liabilities

The following tables show a reconciliation of the beginning and ending fair value measurements of assets and liabilities valued on a recurring basis and classified as Level 3 within the fair value measurement hierarchy:

	Bank Loans and Other Investments of Consolidated CLO Entities
	Three Months Ended	Six Months Ended
(in thousands)	April 30, 2020	April 30, 2020
Beginning balance	$4,058	$1,501
Paydowns	(6)	(13)
Purchases	108	429
Net gains (losses) included in net income	(1)	37
Transfers into Level 3(1)	-	2,205
Transfers out of Level 3(2)	(2,228)	(2,228)
Ending balance	$1,931	$1,931

(1)	Transfers into Level 3 were the result of a reduction in the availability of significant observable inputs used in determining the fair value of certain instruments.
(2)	Transfers out of Level 3 were the result of an increase in the availability of significant observable inputs used in determining the fair value of certain instruments.

	Bank Loans and Other Investments of Consolidated CLO Entities
	Three Months Ended	Six Months Ended
(in thousands)	April 30, 2019	April 30, 2019
Beginning balance	$1,362	$1,547
Paydowns	(6)	(12)
Net losses included in net income	(218)	(397)
Ending balance	$1,138	$1,138

Financial Assets and Liabilities Not Measured at Fair Value

Certain financial instruments are not carried at fair value, but their fair value is required to be disclosed. The following is a summary of the carrying amounts and estimated fair values of these financial instruments:

	April 30, 2020			October 31, 2019
(in thousands)	Carrying Value	Fair Value	Fair Value Level	Carrying Value	Fair Value	Fair Value Level
Loan to affiliate	$5,000	$5,000	3	$5,000	$5,000	3
Debt	$620,930	$661,087	2	$620,513	$658,615	2

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

The fair value of the Company’s debt has been determined based on quoted prices in inactive markets.

7. Leases

The components of total operating lease expense included in other expenses in the Company’s Consolidated Statements of Income are as follows:

	Three Months Ended	Six Months Ended
	April 30,	April 30,
(in thousands)	2020	2020
Operating lease expense	$6,207	$12,504
Variable lease expense	1,475	2,794
Total operating lease expense	$7,682	$15,298

Operating lease liabilities primarily relate to office space leases in the U.S. that expire over various terms through 2039. A maturity analysis of undiscounted operating lease payments not yet paid and additional information related to the total amount of operating lease liabilities reported on the Company’s Consolidated Balance Sheet at April 30, 2020 are as follows:

Year Ending October 31,
(in thousands)	Amount
Remainder of 2020	$13,097
2021	26,729
2022	26,256
2023	25,611
2024	25,584
2025 – thereafter	252,669
Total undiscounted operating lease payments	369,946
Less: Imputed interest to be recognized as operating lease expense	(59,086)
Total operating lease liabilities	$310,860
Weighted average remaining lease term	14.2 years
Weighted average discount rate	2.4%

On March 16, 2020, the Company exercised an existing option to extend the term of an office space lease for an additional twelve months through October 31, 2021, resulting in an increase in operating lease right-of-use assets and operating lease liabilities of $0.5 million.

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

Total indirect profit interests in Atlanta Capital held by non-controlling interest holders issued pursuant to the Atlanta Capital Plan were 8.2 percent at both April 30, 2020 and October 31, 2019. The estimated fair value of these interests was $20.6 million and $25.2 million at April 30, 2020 and October 31, 2019, respectively, and is included as a component of temporary equity on the Consolidated Balance Sheets.

Parametric Portfolio Associates LLC (Parametric)

Parametric Plan

In fiscal 2019 and 2018, the Company exercised a series of call options through which it purchased $0.6 million and $5.9 million, respectively, of profit interests held by non-controlling interest holders of Parametric pursuant to the provisions of the Parametric Portfolio Associates LLC Long-Term Equity Plan (the Parametric Plan). These transactions settled in cash in each of the first quarters of fiscal 2020 and 2019, respectively. As of April 30, 2020 and October 31, 2019, there were no profit interests in Parametric held by non-controlling interest holders issued pursuant to the Parametric Plan.

Parametric Risk Advisors

In November 2013, the non‐controlling interest holders of Parametric Risk Advisors entered into a Unit Acquisition Agreement with Parametric to exchange their remaining 20 percent ownership interests in Parametric Risk Advisors for a 0.8 percent profit interest and a 0.8 percent capital interest in Parametric Portfolio LP (Parametric LP), whose sole asset is ownership interests in Parametric. As a result of this exchange, Parametric Risk Advisors became a wholly‐owned subsidiary of Parametric. In the first quarter of fiscal 2019, the Company exercised a series of call options through which it purchased $4.0 million of profit interests and capital interests held by non-controlling interest holders of Parametric LP. The transaction settled in the first quarter of fiscal 2019. As of April 30, 2020 and October 31, 2019, there were no profit interests or capital interests in Parametric LP held by non-controlling interest holders issued pursuant to the Parametric Risk Advisors Unit Acquisition Agreement.

9. Intangible Assets

The following is a summary of intangible assets:

April 30, 2020
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Client relationships acquired	$134,247	$(117,698)	$16,549
Intellectual property acquired	1,025	(619)	406
Trademark acquired	4,257	(1,699)	2,558
Research system acquired	639	(639)	-
Non-amortizing intangible assets:
Mutual fund management contracts acquired	54,408	-	54,408
Total	$194,576	$(120,655)	$73,921

October 31, 2019
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Client relationships acquired	$134,247	$(115,921)	$18,326
Intellectual property acquired	1,025	(586)	439
Trademark acquired	4,257	(1,558)	2,699
Research system acquired	639	(604)	35
Non-amortizing intangible assets:
Mutual fund management contracts acquired	54,408	-	54,408
Total	$194,576	$(118,669)	$75,907

Amortization expense was $1.0 million and $1.1 million for the three months ended April 30, 2020 and 2019, respectively, and $2.0 million and $2.9 million for the six months ended April 30, 2020 and 2019, respectively. Estimated remaining amortization expense for fiscal 2020 and the next five fiscal years, on a straight-line basis, is as follows:

Estimated
Year Ending October 31,	Amortization
(in thousands)	Expense
Remaining 2020	$1,821
2021	2,282
2022	2,154
2023	1,754
2024	1,679
2025	1,639

10. Debt

Corporate credit facility

The Company entered into a $300.0 million unsecured revolving credit facility on December 11, 2018. The credit facility has a five-year term, expiring on December 11, 2023. Under this credit facility, the Company may currently borrow up to the initial amount of $300.0 million committed by the lenders at LIBOR or LIBOR-successor benchmark-based rates of interest, as applicable, which vary depending on the credit rating of the Company. Accrued interest on any borrowings is payable quarterly in arrears and on the date of repayment. Subject to the terms and conditions of the credit facility, the amount available for borrowing may be increased to up to $400.0 million through additional commitments by existing lenders or the addition of one or more new lenders to the syndicate. The credit facility is unsecured, contains financial covenants with respect to leverage and interest coverage, and requires the Company to pay a quarterly commitment fee on any unused portion.

The Company borrowed $300.0 million from this credit facility during the second quarter of fiscal 2020 to demonstrate the Company’s ability to generate incremental liquidity if needed. Such borrowings were fully repaid prior to quarter end. The Company recognized interest expense of $0.5 million attributable to borrowings under this credit facility for the three and six months ended April 30, 2020. There were no borrowings under this facility during the six months ended April 30, 2019. As of April 30, 2020 and October 31, 2019, the Company had no borrowings outstanding under its credit facility.

11. Revenue

The following table disaggregates total revenue by source:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(in thousands)	2020	2019	2020	2019
Management fees:
Sponsored funds	$236,462	$243,464	$502,752	$486,130
Separate accounts	117,659	115,920	246,170	224,004
Total management fees	354,121	359,384	748,922	710,134
Distribution and underwriter fees:
Distribution fees	13,934	14,806	28,998	33,851
Underwriter commissions	5,188	5,248	11,702	9,293
Total distribution and underwriter fees	19,122	20,054	40,700	43,144
Service fees	30,557	29,586	64,496	58,946
Other revenue	2,111	2,837	4,347	6,053
Total revenue	$405,911	$411,861	$858,465	$818,277

The following table disaggregates total management fee revenue by investment mandate reporting category:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(in thousands)	2020	2019	2020	2019
Equity	$172,994	$172,311	$368,747	$336,209
Fixed income(1)	61,958	59,105	127,461	117,111
Floating-rate income	37,563	49,405	80,623	103,083
Alternative	12,077	14,128	25,812	30,301
Parametric custom portfolios(1)	58,360	53,848	123,343	102,755
Parametric overlay services(2)	11,169	10,587	22,936	20,675
Total management fees	$354,121	$359,384	$748,922	$710,134

(1) The Company revised its investment mandate reporting categories to classify benchmark-based fixed income separate accounts (formerly classified as fixed income) as Parametric custom portfolios (formerly “portfolio implementation”), which now consists of equity, fixed income and multi-asset separate accounts managed by Parametric for which customization is a primary feature. Management fees totaling $9.7 million and $18.7 million have been reclassified from fixed income to Parametric custom portfolios for the three and six months ended April 30, 2019, respectively. These reclassifications do not affect the amount of total management fees in the prior periods.

(2) In the first quarter of fiscal 2020, this investment mandate reporting category was renamed Parametric overlay services (formerly “exposure management”). The name change does not affect the amount of management fees for the category in the prior periods.

Management fees and other receivables reported on the Company’s Consolidated Balance Sheet include $216.9 million and $231.3 million of receivables from contracts with customers at April 30, 2020 and October 31, 2019, respectively. Deferred revenue reported in other liabilities on the Company’s Consolidated Balance Sheet was $6.5 million and $6.3 million at April 30, 2020 and October 31, 2019, respectively. The entire deferred revenue balance at the end of any given reporting period is expected to be recognized as management fee revenue in the subsequent quarter.

12. Stock-Based Compensation Plans

Compensation expense recognized by the Company related to its stock-based compensation plans was as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(in thousands)	2020	2019	2020	2019
Omnibus Incentive Plans:
Restricted shares	$15,773	$14,015	$35,775	$28,500
Stock options	4,760	5,122	12,105	10,562
Deferred stock units	(483)	124	376	739
Employee Stock Purchase Plans	-	-	371	176
Employee Stock Purchase Incentive Plan	36	325	966	377
Atlanta Capital Plan	401	570	802	1,140
Atlanta Capital Phantom Incentive Plan	445	265	900	539
Parametric Plan	-	600	-	1,340
Parametric Phantom Incentive Plan	16	991	32	1,913
Total stock-based compensation expense	$20,948	$22,012	$51,327	$45,286

The total income tax benefit recognized for stock-based compensation arrangements was $5.2 million and $5.1 million for the three months ended April 30, 2020 and 2019, respectively and $12.6 million and $10.3 million for the six months ended April 30, 2020 and 2019, respectively.

Restricted shares

A summary of restricted share activity for the six months ended April 30, 2020 is as follows:

		Weighted-
		Average
		Grant Date
(share figures in thousands)	Shares	Fair Value
Unvested, beginning of period	5,377	$42.72
Granted	1,694	46.36
Vested	(1,547)	40.31
Forfeited	(83)	44.65
Unvested, end of period	5,441	$43.65

As of April 30, 2020, there was $174.2 million of compensation cost related to unvested restricted share awards not yet recognized. That cost is expected to be recognized over a weighted-average period of 3.1 years.

Stock options

A summary of stock option activity for the six months ended April 30, 2020 is as follows:

(share and intrinsic value amounts in thousands)	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding, beginning of period	17,599	$37.22
Granted	2,888	46.21
Exercised	(1,370)	33.88
Forfeited/expired	(22)	40.92
Options outstanding, end of period	19,095	$38.81	5.9	$39,671
Options exercisable, end of period	10,200	$34.63	4.1	$36,178

The Company received $45.3 million and $11.8 million related to the exercise of options for the six months ended April 30, 2020 and 2019, respectively.

As of April 30, 2020, there was $48.7 million of compensation cost related to unvested stock options granted under the 2013 Omnibus Incentive Plan (2013 Plan) and predecessor plans that has not yet been recognized. That cost is expected to be recognized over a weighted-average period of 2.9 years.

Deferred stock units

Deferred stock units issued to non-employee Directors under the 2013 Plan are accounted for as liability awards. Deferred stock units granted are considered fully vested for accounting purposes on the grant date and the entire fair value of these awards is recognized as compensation cost on the date of grant.

During the six months ended April 30, 2020, 19,300 deferred stock units were issued to non-employee Directors pursuant to the 2013 Plan. The total liability attributable to deferred stock units included as a component of accrued compensation on the Company’s Consolidated Balance Sheet was $2.1 million and $1.7 million as of April 30, 2020 and October 31, 2019, respectively. The Company made a cash payment of $0.5 million in the first quarter of fiscal 2019 to settle deferred stock unit award liabilities. There were no cash payments made during the six months ended April 30, 2020.

Parametric Long-Term Equity Incentive Plan

During the fourth quarter of fiscal 2019, the Company purchased all of the outstanding profit units held by current and former employees under the Parametric Long‐Term Equity Incentive Plan (Parametric Plan). The Company terminated the Parametric Plan in the first quarter of fiscal 2020.

Parametric Phantom Incentive Plans

During the fourth quarter of fiscal 2019, the Company completed an exchange offer transaction accounted for as a modification through which a majority of the outstanding phantom incentive units previously granted under the Parametric Phantom Incentive Plans were cancelled and exchanged for restricted shares of the Company’s Non-Voting Common Stock issued under the 2013 Plan. The Company will continue to recognize the remaining compensation expense of $0.1 million related to the remaining outstanding phantom incentive units over a weighted-average period of 3.7 years.

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

In the first six months of fiscal 2020, the Company purchased and retired approximately 2.4 million shares of its Non-Voting Common Stock under the current repurchase authorization. As of April 30, 2020, approximately 4.0 million additional shares may be repurchased under the current authorization.

14. Non-operating Income (Expense)

The components of non-operating income (expense) were as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(in thousands)	2020	2019	2020	2019
Interest and other income	$5,420	$11,534	$14,756	$21,354
Net gains (losses) on investments and derivatives	(56,241)	3,716	(49,241)	69
Net foreign currency losses	309	(44)	63	(384)
Gains (losses) and other investment income, net	(50,512)	15,206	(34,422)	21,039
Interest expense	(6,364)	(5,888)	(12,252)	(12,019)
Other income (expense) of consolidated
CLO entities:
Interest income	16,480	15,059	41,385	26,809
Net gains (losses) on bank loans and other
investments and note obligations	(21,321)	6,735	(30,663)	426
Gains (losses) and other investment income, net	(4,841)	21,794	10,722	27,235
Structuring and closing fees	(43)	(18)	(279)	(119)
Interest expense	(11,604)	(10,803)	(28,764)	(19,038)
Interest and other expense	(11,647)	(10,821)	(29,043)	(19,157)
Total non-operating income (expense)	$(73,364)	$20,291	$(64,995)	$17,098

15. Income Taxes

The provision for income taxes was $22.0 million and $37.1 million, or 45.3 percent and 25.1 percent of pre-tax income, for the three months ended April 30, 2020 and 2019, respectively. The provision for income taxes was $54.6 million and $64.7 million, or 28.5 percent and 24.4 percent of pre-tax income, for the six months ended April 30, 2020 and 2019, respectively.

The following table reconciles the U.S. statutory federal income tax rate to the Company’s effective income tax rate:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2020	2019	2020	2019
Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%	21.0%
State income tax, net of federal income
tax benefits	8.8	4.5	5.9	4.5
Net (income) loss attributable to non-controlling
and other beneficial interests	16.7	(0.9)	3.9	(0.9)
Stock-based and other compensation	1.5	-	0.7	-
Net excess tax benefits from stock-based
compensation plans	(2.2)	(0.2)	(3.1)	(1.2)
Other items	(0.5)	0.7	0.1	1.0
Effective income tax rate	45.3%	25.1%	28.5%	24.4%

The Company’s income tax provision for the three and six months ended April 30, 2020 includes charges of $0.9 million and $2.2 million, respectively, associated with certain provisions of the Tax Cuts and Jobs Act (2017 Tax Act) taking effect for the Company in fiscal 2019, relating principally to limitations on the deductibility of executive compensation. In the three and six months ended April 30, 2020, the Company’s income tax provision was reduced by net excess tax benefits of $1.1 million and $6.0 million, respectively, related to the exercise of employee stock options and vesting of restricted stock awards, and $9.9 million and $10.8 million, respectively, related to net income attributable to non-controlling and other beneficial interests, which is not taxable to the Company.

The Company’s income tax provision for the three months ended April 30, 2019 includes $0.7 million of charges associated with certain provisions of the 2017 Tax Act taking effect for the Company in fiscal 2019, relating principally to limitations on the deductibility of executive compensation. The Company’s income tax provision was reduced by net excess tax benefits related to the exercise of employee stock options and vesting of restricted stock awards totaling $0.3 million and $1.6 million related to the net income attributable to redeemable non-controlling interests, which is not taxable to the Company.

The Company’s income tax provision for the six months ended April 30, 2019 includes $1.3 million of charges associated with certain provisions of the 2017 Tax Act taking effect for the Company in fiscal 2019, relating principally to limitations on the deductibility of executive compensation. The increase in the effective tax rate resulting from this charge is offset by an income tax benefit of $3.2 million related to the exercise of employee stock options and vesting of restricted stock awards and $3.0 million related to the net income attributable to redeemable non-controlling interest and other beneficial interests, which is not taxable to the Company.

As of April 30, 2020 and October 31, 2019, no valuation allowance has been recorded for deferred tax assets, reflecting management’s belief that all deferred tax assets will be utilized.

As of April 30, 2020, the Company considers the undistributed earnings of certain foreign subsidiaries to be indefinitely reinvested in foreign operations. As of that date, the Company had approximately $10.7 million of undistributed earnings primarily from foreign operations in the U.K. that are not available to fund domestic operations or to distribute to shareholders unless repatriated. In consideration of the treatment of taxable distributions under the 2017 Tax Act, the impact of Global Intangible Low Taxed Income on the Company’s future foreign earnings and lack of withholding tax imposed by certain foreign governments, any future tax liability with respect to these undistributed earnings is immaterial.

The Company is generally no longer subject to income tax examinations by U.S. federal, state, local or non-U.S. taxing authorities for fiscal years prior to fiscal 2016.

16. Non-controlling and Other Beneficial Interests

The components of net (income) loss attributable to non-controlling and other beneficial interests were as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(in thousands)	2020	2019	2020	2019
Consolidated sponsored funds	$45,276	$(8,141)	$38,099	$(10,563)
Majority-owned subsidiaries	(1,274)	(3,182)	(2,947)	(6,219)
Net (income) loss attributable to non-controlling
and other beneficial interests	$44,002	$(11,323)	$35,152	$(16,782)

17. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), net of tax, for the three months ended April 30, 2020 and 2019 are as follows:

(in thousands)	Unamortized Net Gains on Cash Flow Hedges	Foreign Currency Translation Adjustments	Total
Balance at January 31, 2020	$76	$(58,777)	$(58,701)
Other comprehensive loss, before reclassifications	-	(10,199)	(10,199)
Reclassification adjustments, before tax	(33)	-	(33)
Tax impact	8	-	8
Net current period other comprehensive loss	(25)	(10,199)	(10,224)
Balance at April 30, 2020	$51	$(68,976)	$(68,925)

Balance at January 31, 2019	$176	$(56,109)	$(55,933)
Other comprehensive loss, before reclassifications	-	(5,656)	(5,656)
Reclassification adjustments, before tax	(33)	-	(33)
Tax impact	7	-	7
Net current period other comprehensive loss	(26)	(5,656)	(5,682)
Balance at April 30, 2019	$150	$(61,765)	$(61,615)

The components of accumulated other comprehensive income (loss), net of tax, for the six months ended April 30, 2020 and 2019 are as follows:

(in thousands)	Unamortized Net Gains on Cash Flow Hedges	Net Unrealized Gains on Available-for-Sale Investments	Foreign Currency Translation Adjustments	Total
Balance at October 31, 2019	$100	$-	$(58,417)	$(58,317)
Other comprehensive loss, before
reclassifications	-	-	(10,559)	(10,559)
Reclassification adjustments, before tax	(66)	-	-	(66)
Tax impact	17	-	-	17
Net current period other comprehensive loss	(49)	-	(10,559)	(10,608)
Balance at April 30, 2020	$51	$-	$(68,976)	$(68,925)

Balance at October 31, 2018	$200	$3,714	$(57,095)	$(53,181)
Cumulative effect adjustment upon adoption
of new accounting standard (ASU 2016-01)	-	(3,714)	-	(3,714)
Balance at November 1, 2018, as adjusted	200	-	(57,095)	(56,895)
Other comprehensive loss, before
reclassifications	-	-	(4,670)	(4,670)
Reclassification adjustments, before tax	(67)	-	-	(67)
Tax impact	17	-	-	17
Net current period other comprehensive loss	(50)	-	(4,670)	(4,720)
Balance at April 30, 2019	$150	$-	$(61,765)	$(61,615)

18. Earnings per Share

The following table sets forth the calculation of earnings per basic and diluted shares:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(in thousands, except per share data)	2020	2019	2020	2019
Net income attributable to Eaton Vance Corp.
shareholders	$72,058	$101,807	$176,043	$188,608
Weighted-average shares outstanding – basic	109,224	110,379	109,297	111,315
Incremental common shares	2,386	3,870	3,995	3,480
Weighted-average shares outstanding – diluted	111,610	114,249	113,292	114,795
Earnings per share:
Basic	$0.66	$0.92	$1.61	$1.69
Diluted	$0.65	$0.89	$1.55	$1.64

Antidilutive common shares related to stock options and unvested restricted stock excluded from the computation of earnings per diluted share were approximately 10.4 million and 7.5 million for the three months ended April 30, 2020 and 2019, respectively, and approximately 8.8 million for both the six months ended April 30, 2020 and 2019.

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

Revenues for services provided or related to sponsored funds are as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(in thousands)	2020	2019	2020	2019
Management fees	$236,462	$243,464	$502,752	$486,130
Distribution and underwriter fees	19,122	20,054	40,700	43,144
Service fees	30,557	29,586	64,496	58,946
Shareholder services fees included in
other revenue	1,580	1,696	3,106	3,279
Total	$287,721	$294,800	$611,054	$591,499

For the three months ended April 30, 2020 and 2019, the Company contractually waived management fees it was otherwise entitled to receive of $4.9 million and $4.7 million, respectively. Separately, for these same periods, the Company provided subsidies to sponsored funds of $6.9 million and $7.9 million, respectively. For the six months ended April 30, 2020 and 2019, the Company contractually waived management fees it was otherwise entitled to receive of $10.1 million and $9.0 million, respectively. Separately, for these same periods, the Company provided subsidies to sponsored funds of $12.3 million and $17.2 million, respectively. Fee waivers and fund subsidies are recognized as a reduction to management fees in the Consolidated Statements of Income.

Sales proceeds and net realized gains (losses) from investments in non-consolidated sponsored funds are as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(in thousands)	2020	2019	2020	2019
Proceeds from sales	$5,057	$2,349	$5,058	$6,625
Net realized gains	175	5,180	180	5,205

The Company pays all ordinary operating expenses of certain sponsored funds (excluding investment advisory and administrative fees) for which it earns an all-in-management fee. For the three months ended April 30, 2020 and 2019, expenses of $3.2 million and $3.3 million, respectively, were incurred by the Company pursuant to these arrangements. For the six months ended April 30, 2020 and 2019, expenses of $6.3 million and $6.6 million, respectively, were incurred by the Company pursuant to these arrangements.

Included in management fees and other receivables at April 30, 2020 and October 31, 2019 are receivables due from sponsored funds of $88.6 million and $104.1 million, respectively. Included in accounts payable and accrued expenses at April 30, 2020 and October 31, 2019 are payables due to sponsored funds of $2.5 million and $2.2 million, respectively, relating primarily to fund subsidies.

Loan to affiliate

On December 23, 2015, EVMC, a wholly owned subsidiary of the Company, loaned $5.0 million to Hexavest under a term loan agreement to seed a new investment strategy. The loan renews automatically for an additional one-year period on each anniversary date unless written termination notice is provided by EVMC. The Company earns interest equal to the one-year Canadian Dollar Offered Rate plus 100 basis points. Hexavest may prepay the loan in whole or in part at any time without penalty. For the three months ended April 30, 2020 and 2019, the Company recorded $39,000 and $43,000, respectively, of interest income related to the loan in gains (losses) and other investment income, net, in the Company’s Consolidated Statement of Income. For both the six months ended April 30, 2020 and 2019, the Company recorded $0.1 million of interest income related to the loan. Interest due from Hexavest under this arrangement included in other assets on the Company’s Consolidated Balance Sheets was $15,000 at both April 30, 2020 and October 31, 2019.

Employee loan program

The Company has established an Employee Loan Program under which a program maximum of $20.0 million is available for loans to officers (other than executive officers) and other key employees of the

Company for purposes of financing the exercise of employee stock options. Loans are written for a seven-year period, at varying fixed interest rates (currently ranging from 1.0 percent to 2.9 percent), are payable in annual installments commencing with the third year in which the loan is outstanding, and are collateralized by the stock issued upon exercise of the option. All loans under the program must be made on or before October 31, 2022. Loans outstanding under this program, which are full recourse in nature, are reflected as notes receivable from stock option exercises in shareholders’ equity and totaled $7.1 million and $8.4 million at April 30, 2020 and October 31, 2019, respectively.

21. Geographic Information

Revenues by principal geographic area are as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(in thousands)	2020	2019	2020	2019
Revenue:
U.S.	$394,447	$396,370	$833,498	$787,124
International	11,464	15,491	24,967	31,153
Total	$405,911	$411,861	$858,465	$818,277

Long-lived assets by principal geographic area are as follows:

	April 30,	October 31,
(in thousands)	2020	2019
Long-lived Assets:
U.S.	$69,786	$71,000
International	2,011	1,798
Total	$71,797	$72,798

International revenues and long-lived assets are attributed to countries based on the location in which revenues are earned and where the assets reside.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Item includes statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, intentions or strategies regarding the future. All statements, other than statements of historical facts, included in this Form 10-Q regarding our financial position, business strategy and other plans and objectives for future operations are forward-looking statements. The terms “may,” “will,” “could,” “anticipate,” “plan,” “continue,” “project,” “intend,” “estimate,” “believe,” “expect” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such words. Although we believe that the assumptions and expectations reflected in such forward-looking statements are reasonable, we can give no assurance that they will prove to be correct or that we will take any actions that may now be planned. Certain important factors that could cause actual results to differ materially from our expectations are disclosed in Risk Factors under Item 1A in this Form 10-Q and in our latest Annual Report on Form 10-K. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by such factors. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The discussion and analysis below should be read in conjunction with the consolidated financial statements appearing elsewhere in this report. Management has presumed that the readers of this interim financial information have read or have access to Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in our Annual Report on Form 10-K for the year ended October 31, 2019, as well as our current reports on Form 8-K.

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

Our breadth of investment management capabilities supports a wide range of strategies and services offered to fund shareholders and separate account investors. Our equity strategies encompass a diversity of investment objectives, risk profiles, income levels and geographic representation. Our income investment strategies cover a broad duration, geographic representation and credit quality range and encompass both taxable and tax-free investments. We also offer alternative investment strategies that include global macro absolute return and commodity-based investments. Although we manage and distribute a wide range of investment strategies and services, we operate in one business segment, namely as an investment adviser to funds and separate accounts. As of April 30, 2020, we had $465.3 billion in consolidated assets under management.

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

We employ a team of approximately 30 sales professionals focused on serving institutional and high-net-worth clients who access investment management services on a direct basis and through investment consultants. Through our wholly- and majority-owned affiliates, we manage investments for a broad range of clients in the institutional and high-net-worth marketplace in the U.S. and internationally, including corporations, sovereign wealth funds, endowments, foundations, family offices and public and private employee retirement plans.

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

Current Developments

During the second quarter of the Company’s fiscal 2020, the coronavirus (“COVID-19”) global pandemic significantly affected the economy and financial markets worldwide. While the Company is continuously monitoring and evaluating the impact of COVID-19, there is substantial uncertainty regarding how long the pandemic will last and how it will ultimately affect the overall economy and markets. During the second quarter, the Company’s implementation of its business continuity plan enabled operations to be maintained at or near normal levels even as approximately 98 percent of our employees were working remotely. We have not experienced any significant disruptions due to operational issues, loss of communication capabilities, technology failure or cyber-attacks. During the pandemic period, we continue to pursue our four primary strategic priorities: (1) capitalizing on the near-term growth opportunities presented by our market-leading positions in customized individual separate accounts, responsible investing, specialty wealth management strategies and services, and the array of high-performing actively managed investment strategies we offer across asset classes and investment styles; (2) defending our floating-rate bank loan, global macro absolute return, systematic emerging market equity and closed-end fund business franchises; (3) enhancing our competitive position by developing new value-added investment offerings, lowering operating costs, advancing succession planning and opportunistically pursuing potential acquisitions; and (4) investing in technology and operating infrastructure, leadership and staff development, and diversity and inclusion.

In June 2019, we announced a strategic initiative involving our Parametric, EVM and Eaton Vance Distributors affiliates to further strengthen our leadership positions in rules-based, systematic investment strategies, customized individual separate accounts and wealth management solutions. The initiative has three principal components: (1) rebranding EVM’s rules-based, systematic investment-grade fixed income strategies as Parametric and aligning internal reporting consistent with the revised branding; (2) integrating under Eaton Vance Distributors the sales teams serving Parametric and EVM clients and business partners in the registered investment advisor and multi-family office market; and (3) combining under Parametric the technology and operating platforms supporting the individual separately managed account businesses of Parametric and EVM. The first two principal components of this initiative are complete and we anticipate that the enhancements to the technology and operating platforms will be substantially complete by fiscal year end.

We now report equity, fixed income and multi-asset separate accounts managed by Parametric for which customization is a primary feature as Parametric custom portfolios. This investment mandate reporting category includes the Parametric equity and multi-asset strategies, primarily Custom Core and centralized portfolio management, as well as the laddered bond separate accounts that were formerly managed by EVM. These market-leading offerings combine the benefits of benchmark-based investing with the ability to customize portfolios to meet individual preferences and needs. In the first six months of fiscal 2020, net inflows into Parametric custom portfolios totaled $4.8 billion, generating annualized internal growth in managed assets of 6 percent.

The Calvert Funds are one of the largest and most diversified families of responsibly invested mutual funds, encompassing actively and passively managed equity, fixed and floating-rate income, and multi-asset strategies managed in accordance with the Calvert Principles for Responsible Investment or other responsible investment criteria. Since Calvert became part of Eaton Vance in December 2016, we have experienced significant growth in Calvert-branded investment strategies and further distinguished Calvert as a leader in environmental, social and governance (ESG) research and responsible engagement. Including the Atlanta Capital-subadvised Calvert Equity Fund, assets under management in Calvert strategies grew to $21.3 billion at April 30, 2020 from $19.8 billion at October 31, 2019, reflecting net inflows of $2.4 billion partially offset by market price declines of $1.0 billion. Calvert’s $2.4 billion of net inflows in the first six months of fiscal 2020 equate to annualized internal growth in managed assets of 25 percent.

While Calvert is the centerpiece of our responsible investment strategy, our commitment to responsible investing also encompasses our other investment affiliates. EVM and Atlanta Capital are increasingly utilizing Calvert’s proprietary ESG research as a component of their fundamental research processes, and portfolio customization to reflect individual client’s responsible investment criteria remains a central feature of Parametric separate account offerings. Calvert’s research and impact analysis is also being integrated with Parametric to support this ability for clients to customize their portfolios. As of April 30, 2020, Parametric managed $22.3 billion of client assets based on client-specified responsible investment criteria. On an overall basis, Eaton Vance is one of the largest participants in responsible investing, a position we are committed to growing in conjunction with rising demand for investment strategies that incorporate ESG-integrated investment research and/or seek to achieve both favorable investment returns and positive societal impact.

In our floating-rate bank loan strategies, we saw net outflows of $4.5 billion in the first six months of fiscal 2020 and 2019. Net outflows in the first half of fiscal 2020 were heavily concentrated in March, as loan fund investors reacted to COVID-19-related market volatility and declines in benchmark short-term interest rates. The trading and settlement of bank loans remained orderly throughout this period of heavy selling pressure, with no issues experienced in terms of either liquidity or timing of trade settlement.

In our global macro absolute return strategies, we saw net outflows of approximately $670 million in the second quarter of fiscal 2020, which compares to net outflows of approximately $440 million in the second quarter of fiscal 2019 and approximately zero net flows in the first quarter of 2020. While not insulated from event risk, our global macro funds offer the potential for attractive levels of absolute returns that are substantially uncorrelated to U.S. equity and bond market returns.

In February 2019, EVM and related parties filed an application for exemptive relief with the SEC, seeking permission to offer exchange-traded funds (ETFs) that employ a novel method of supporting efficient secondary market trading of their shares. Because disclosure of current holdings would not be required, the portfolio trading activity of ETFs utilizing the proposed method could remain confidential. Reflecting dialogue with SEC staff, the application was amended in March 2020. The timing and likelihood of approval remains uncertain.

Performance

As of April 30, 2020, 68 Calvert, Eaton Vance and Parametric-branded mutual funds offered in the U.S. were rated 4 or 5 stars by MorningstarTM for at least one class of shares, including 34 five-star rated funds. As measured by total return net of expenses, at April 30, 2020 18 percent of our U.S. mutual fund assets ranked in the top quartile of their Morningstar peer groups over three years and 49 percent ranked in the top quartile over five and ten years. A good source of performance-related information for our funds is their websites, available at www.calvert.com and www.eatonvance.com. Information on these websites is not incorporated by reference into this Quarterly Report on Form 10-Q. On our funds’ websites, investors can also obtain other current information about our funds, including investment objective and principal investment policies, portfolio characteristics, expenses and Morningstar ratings.

Consolidated Assets under Management

Prevailing equity and income market conditions and investor sentiment affect the sales and redemptions of our investment offerings, managed asset levels, operating results and the recoverability of our investments. During the second quarter and the first six months of fiscal 2020, the S&P 500 Index, a broad measure of U.S. equity market performance, had total returns of -9.3 percent and -3.2 percent, respectively, and the MSCI Emerging Market Index, a broad measure of emerging market equity performance, had total returns of -12.5 percent and -10.4 percent, respectively. Over the same periods, the Barclays U.S. Aggregate Bond Index, a broad measure of U.S. bond market performance, had total returns of 3.0 percent and 4.9 percent, respectively.

Consolidated assets under management were $465.3 billion on April 30, 2020, down 1 percent from $469.9 billion of consolidated assets under management on April 30, 2019. The year-over-year decrease reflects net inflows of $14.6 billion and market price declines of $19.3 billion.

The following tables summarize our consolidated assets under management by investment mandate, investment vehicle and investment affiliate.

Consolidated Assets under Management by Investment Mandate(1)

	April 30,
(in millions)	2020	% of Total	2019	% of Total	% Change
Equity(2)	$122,273	26%	$125,869	27%	-3%
Fixed income(3)	61,347	13%	58,531	12%	5%
Floating-rate income	27,822	6%	39,750	8%	-30%
Alternative(4)	7,226	2%	9,409	2%	-23%
Parametric custom portfolios(5)	158,696	34%	153,604	33%	3%
Parametric overlay services	87,919	19%	82,775	18%	6%
Total	$465,283	100%	$469,938	100%	-1%

(1)	Consolidated Eaton Vance Corp. See table on page 54 for directly managed assets and flows of 49 percent-owned Hexavest, which are not included in the table above.
(2)	Includes balanced and other multi-asset mandates. Excludes equity mandates reported as Parametric custom portfolios.
(3)	Includes cash management mandates. Excludes benchmark-based fixed income separate accounts reported as Parametric custom portfolios.
(4)	Consists of absolute return, commodity and currency mandates.
(5)	Equity, fixed income and multi-asset separate accounts managed by Parametric for which customization is a primary feature; other Parametric strategies may also be customized.

Equity assets under management included $43.0 billion and $43.7 billion of assets managed for after-tax returns on April 30, 2020 and 2019, respectively. Parametric custom portfolio assets under management included $122.3 billion and $112.9 billion of assets managed for after-tax returns and/or tax-exempt income on April 30, 2020 and 2019, respectively. Fixed income assets included $27.4 billion and $26.2 billion of tax-exempt municipal income assets on April 30, 2020 and 2019, respectively.

Consolidated Assets under Management by Investment Vehicle(1)

	April 30,
(in millions)	2020	% of Total	2019	% of Total	% Change
Open-end funds	$94,717	20%	$104,367	22%	-9%
Closed-end funds	21,712	5%	24,503	5%	-11%
Private funds(2)	43,975	10%	42,092	9%	4%
Institutional separate accounts	154,755	33%	160,460	34%	-4%
Individual separate accounts	150,124	32%	138,516	30%	8%
Total	$465,283	100%	$469,938	100%	-1%

(1)	Consolidated Eaton Vance Corp. See table on page 54 for directly managed assets and flows of 49 percent-owned Hexavest, which are not included in the table above.
(2)	Includes privately offered equity, fixed and floating-rate income, and alternative funds and CLO entities.

Consolidated Assets under Management by Investment Affiliate(1)(2)

	April 30,		%
(in millions)	2020	2019	Change
Eaton Vance Management(3)	$133,927	$147,602	-9%
Parametric	287,426	282,169	2%
Atlanta Capital	22,645	23,019	-2%
Calvert(4)	21,285	17,148	24%
Total	$465,283	$469,938	-1%

(1)	Consolidated Eaton Vance Corp. See table on page 54 for directly managed assets and flows of 49 percent-owned Hexavest, which are not included in the table above.
(2)	The Company's policy for reporting managed assets of investment portfolios overseen by multiple Eaton Vance affiliates is to base classification on the strategy's primary identity.
(3)	Includes managed assets of Eaton Vance-sponsored funds and separate accounts managed by Hexavest and unaffiliated third-party advisers under Eaton Vance supervision.
(4)	Includes managed assets of Calvert Equity Fund, which is sub-advised by Atlanta Capital, and Calvert-sponsored funds managed by unaffiliated third-party advisers under Calvert supervision.

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

Consolidated Average Assets under Management by Investment Mandate(1)

	Three Months Ended			Six Months Ended
	April 30,		%	April 30,		%
(in millions)	2020	2019	Change	2020	2019	Change
Equity(2)	$125,468	$121,224	4%	$129,963	$118,208	10%
Fixed income(3)	62,573	57,778	8%	62,595	56,423	11%
Floating-rate income	30,605	40,330	-24%	32,296	41,598	-22%
Alternative(4)	7,896	9,733	-19%	8,134	10,428	-22%
Parametric custom portfolios(5)	161,348	147,134	10%	165,017	141,602	17%
Parametric overlay services	91,598	80,011	14%	93,343	78,859	18%
Total	$479,488	$456,210	5%	$491,348	$447,118	10%

(1)	Consolidated Eaton Vance Corp. See table on page 54 for directly managed assets and flows of 49 percent-owned Hexavest, which are not included in the table above.
(2)	Includes balanced and other multi-asset mandates. Excludes equity mandates reported as Parametric custom portfolios.
(3)

Includes cash management mandates. Excludes benchmark-based fixed income separate accounts reported as Parametric custom portfolios. Amounts for periods prior to fiscal 2020 have been revised to reflect the reclassification of benchmark-based fixed income separate accounts from fixed income to Parametric custom portfolios in the first quarter of fiscal 2020.

(4)	Consists of absolute return, commodity and currency mandates.
(5)

Equity, fixed income and multi-asset separate accounts managed by Parametric for which customization is a primary feature; other Parametric strategies may also be customized. Amounts for periods prior to fiscal 2020 have been revised to reflect the reclassification of benchmark-based fixed income separate accounts from fixed income to Parametric custom portfolios in the first quarter of fiscal 2020.

Consolidated Average Assets under Management by Investment Vehicle(1)

	Three Months Ended			Six Months Ended
	April 30,		%	April 30,		%
(in millions)	2020	2019	Change	2020	2019	Change
Open-end funds	$99,282	$102,096	-3%	$102,403	$101,307	1%
Closed-end funds	22,746	24,052	-5%	23,536	23,855	-1%
Private funds(2)	44,275	40,580	9%	45,022	39,668	13%
Institutional separate accounts	161,510	157,032	3%	167,194	155,064	8%
Individual separate accounts	151,675	132,450	15%	153,193	127,224	20%
Total	$479,488	$456,210	5%	$491,348	$447,118	10%

(1)	Consolidated Eaton Vance Corp. See table on page 54 for directly managed assets and flows of 49 percent-owned Hexavest, which are not included in the table above.
(2)	Includes privately offered equity, fixed income and floating-rate income funds and CLO entities.

Consolidated Net Flows

Consolidated net outflows of $9.3 billion and $3.2 billion in the second quarter and first six months of fiscal 2020, respectively, represent annualized internal growth in managed assets (consolidated net flows divided by beginning of period consolidated assets under management) of -7 percent and -1 percent, respectively. For comparison, we had consolidated net inflows of $4.6 billion and $6.1 billion in the second quarter and first six months of fiscal 2019, respectively, representing annualized internal growth in managed assets of 4 percent and 3 percent. Excluding Parametric overlay services, which have lower fees and more variable flows than the rest of our business, our net outflows of $2.8 billion and net inflows $2.2 billion in the second quarter and first six months of fiscal 2020, respectively, represent annualized internal growth in managed assets of -3 percent and 1 percent. For comparison, we had net inflows of $2.6 billion and $4.8 billion in the second quarter and first six months of fiscal 2019, respectively, representing annualized internal growth in managed of assets of 3 percent.

Our annualized internal management fee revenue growth (management fees attributable to consolidated inflows less management fees attributable to consolidated outflows, divided by beginning of period consolidated management fee revenue) was -6 percent and -1 percent in the second quarter and first six months of fiscal 2020, respectively, as the management fee revenue lost from redemptions and other outflows exceeded the management fee revenue contribution from sales and other inflows. For comparison, our annualized internal management fee revenue growth was 1 percent and -1 percent in the second quarter and first six months of fiscal 2019, respectively.

The following tables summarize our consolidated assets under management and asset flows by investment mandate and investment vehicle:

Consolidated Assets under Management and Net Flows by Investment Mandate(1)

	Three Months Ended			Six Months Ended
	April 30,		%	April 30,		%
(in millions)	2020	2019	Change	2020	2019	Change
Equity assets - beginning of period(2)	$138,708	$116,990	19%	$131,895	$115,772	14%
Sales and other inflows	8,316	5,050	65%	16,122	11,270	43%
Redemptions/outflows	(8,793)	(4,570)	92%	(14,975)	(10,031)	49%
Net flows	(477)	480	NM(6)	1,147	1,239	-7%
Exchanges	(205)	150	NM	(202)	42	NM
Market value change	(15,753)	8,249	NM	(10,567)	8,816	NM
Equity assets - end of period	$122,273	$125,869	-3%	$122,273	$125,869	-3%
Fixed income assets - beginning of period(3)	64,262	56,910	13%	62,378	54,339	15%
Sales and other inflows	7,898	5,237	51%	12,984	11,782	10%
Redemptions/outflows	(7,719)	(4,452)	73%	(11,666)	(9,318)	25%
Net flows	179	785	-77%	1,318	2,464	-47%
Exchanges	154	71	117%	177	397	-55%
Market value change	(3,248)	765	NM	(2,526)	1,331	NM
Fixed income assets - end of period	$61,347	$58,531	5%	$61,347	$58,531	5%
Floating-rate income assets - beginning of period	33,836	40,943	-17%	35,103	44,837	-22%
Sales and other inflows	1,937	2,079	-7%	3,626	5,645	-36%
Redemptions/outflows	(5,096)	(3,657)	39%	(8,142)	(10,135)	-20%
Net flows	(3,159)	(1,578)	100%	(4,516)	(4,490)	1%
Exchanges	(119)	(57)	109%	(146)	(323)	-55%
Market value change	(2,736)	442	NM	(2,619)	(274)	856%
Floating-rate income assets - end of period	$27,822	$39,750	-30%	$27,822	$39,750	-30%
Alternative assets - beginning of period(4)	8,553	9,991	-14%	8,372	12,139	-31%
Sales and other inflows	498	802	-38%	1,173	1,846	-36%
Redemptions/outflows	(1,182)	(1,275)	-7%	(1,775)	(4,539)	-61%
Net flows	(684)	(473)	45%	(602)	(2,693)	-78%
Exchanges	(14)	(149)	-91%	(14)	(176)	-92%
Market value change	(629)	40	NM	(530)	139	NM
Alternative assets - end of period	$7,226	$9,409	-23%	$7,226	$9,409	-23%
Parametric custom portfolios assets - beginning of period(5)	175,318	141,050	24%	164,895	134,345	23%
Sales and other inflows	13,896	9,099	53%	23,641	19,263	23%
Redemptions/outflows	(12,596)	(5,696)	121%	(18,817)	(10,996)	71%
Net flows	1,300	3,403	-62%	4,824	8,267	-42%
Exchanges	4	(22)	NM	5	53	-91%
Market value change	(17,926)	9,173	NM	(11,028)	10,939	NM
Parametric custom portfolios assets - end of period	$158,696	$153,604	3%	$158,696	$153,604	3%
Parametric overlay services assets - beginning of period	97,514	78,768	24%	94,789	77,871	22%
Sales and other inflows	29,025	14,559	99%	50,338	31,681	59%
Redemptions/outflows	(35,494)	(12,544)	183%	(55,693)	(30,352)	83%
Net flows	(6,469)	2,015	NM	(5,355)	1,329	NM
Exchanges	178	-	NM	178	-	NM
Market value change	(3,304)	1,992	NM	(1,693)	3,575	NM
Parametric overlay services assets - end of period	$87,919	$82,775	6%	$87,919	$82,775	6%
Total assets under management - beginning of period	518,191	444,652	17%	497,432	439,303	13%
Sales and other inflows	61,570	36,826	67%	107,884	81,487	32%
Redemptions/outflows	(70,880)	(32,194)	120%	(111,068)	(75,371)	47%
Net flows	(9,310)	4,632	NM	(3,184)	6,116	NM
Exchanges	(2)	(7)	-71%	(2)	(7)	-71%
Market value change	(43,596)	20,661	NM	(28,963)	24,526	NM
Total assets under management - end of period	$465,283	$469,938	-1%	$465,283	$469,938	-1%

(1)	Consolidated Eaton Vance Corp. See table on page 54 for directly managed assets and flows of 49 percent-owned Hexavest, which are not included in the table above.
(2)	Includes balanced and other multi-asset mandates. Excludes equity mandates reported as Parametric custom portfolios.

(3)

Includes cash management mandates. Excludes benchmark-based fixed income separate accounts reported as Parametric custom portfolios. Amounts for periods prior to fiscal 2020 have been revised to reflect the reclassification of benchmark-based fixed income separate accounts from fixed income to Parametric custom portfolios in the first quarter of fiscal 2020.

(4)	Consists of absolute return, commodity and currency mandates.
(5)

Equity, fixed income and multi-asset separate accounts managed by Parametric for which customization is a primary feature; other Parametric strategies may also be customized. Amounts for periods prior to fiscal 2020 have been revised to reflect the reclassification of benchmark-based fixed income separate accounts from fixed income to Parametric custom portfolios in the first quarter of fiscal 2020.

(6)	Not meaningful (NM).

Consolidated Assets under Management and Net Flows by Investment Vehicle(1)

	Three Months Ended			Six Months Ended
	April 30,		%	April 30,		%
(in millions)	2020	2019	Change	2020	2019	Change
Funds - beginning of period	$180,539	$162,750	11%	$174,068	$164,968	6%
Sales and other inflows	14,316	10,510	36%	25,812	24,233	7%
Redemptions/outflows	(17,297)	(9,399)	84%	(26,458)	(24,824)	7%
Net flows	(2,981)	1,111	NM	(646)	(591)	9%
Exchanges	(3)	(7)	-57%	(3)	(105)	-97%
Market value change	(17,151)	7,108	NM	(13,015)	6,690	NM
Funds - end of period	$160,404	$170,962	-6%	$160,404	$170,962	-6%
Institutional separate accounts - beginning of period	175,258	155,224	13%	173,331	153,996	13%
Sales and other inflows	33,732	16,327	107%	57,337	37,156	54%
Redemptions/outflows	(41,869)	(16,499)	154%	(67,318)	(38,828)	73%
Net flows	(8,137)	(172)	NM	(9,981)	(1,672)	497%
Exchanges	6	-	NM	6	98	-94%
Market value change	(12,372)	5,408	NM	(8,601)	8,038	NM
Institutional separate accounts - end of period	$154,755	$160,460	-4%	$154,755	$160,460	-4%
Individual separate accounts - beginning of period	162,394	126,678	28%	150,033	120,339	25%
Sales and other inflows	13,522	9,989	35%	24,735	20,098	23%
Redemptions/outflows	(11,714)	(6,296)	86%	(17,292)	(11,719)	48%
Net flows	1,808	3,693	-51%	7,443	8,379	-11%
Exchanges	(5)	-	NM	(5)	-	NM
Market value change	(14,073)	8,145	NM	(7,347)	9,798	NM
Individual separate accounts - end of period	$150,124	$138,516	8%	$150,124	$138,516	8%
Total assets under management - beginning of period	518,191	444,652	17%	497,432	439,303	13%
Sales and other inflows	61,570	36,826	67%	107,884	81,487	32%
Redemptions/outflows	(70,880)	(32,194)	120%	(111,068)	(75,371)	47%
Net flows	(9,310)	4,632	NM	(3,184)	6,116	NM
Exchanges	(2)	(7)	-71%	(2)	(7)	-71%
Market value change	(43,596)	20,661	NM	(28,963)	24,526	NM
Total assets under management - end of period	$465,283	$469,938	-1%	$465,283	$469,938	-1%

(1)	Consolidated Eaton Vance Corp. See table on page 54 for directly managed assets and flows of 49 percent-owned Hexavest, which are not included in the table above.

As of April 30, 2020, our 49 percent-owned affiliate Hexavest managed $8.6 billion of client assets, down 38 percent from $13.9 billion of managed assets on April 30, 2019. Other than Eaton Vance-sponsored funds for which Hexavest is adviser or sub-adviser, the managed assets and flows of Hexavest are not included in our consolidated totals.

The following table summarizes assets under management and net flows of Hexavest:

Hexavest Assets under Management and Net Flows

	Three Months Ended			Six Months Ended
	April 30,		%	April 30,		%
(in millions)	2020	2019	Change	2020	2019	Change
Eaton Vance distributed:
Eaton Vance sponsored funds - beginning of period(1)	$130	$177	-27%	$152	$159	-4%
Sales and other inflows	4	4	0%	7	44	-84%
Redemptions/outflows	(42)	(3)	NM	(68)	(28)	143%
Net flows	(38)	1	NM	(61)	16	NM
Market value change	(22)	6	NM	(21)	9	NM
Eaton Vance sponsored funds - end of period	$70	$184	-62%	$70	$184	-62%
Eaton Vance distributed separate accounts - beginning
of period(2)	1,566	2,065	-24%	1,563	2,169	-28%
Sales and other inflows	24	3	700%	30	24	25%
Redemptions/outflows	(338)	(79)	328%	(360)	(219)	64%
Net flows	(314)	(76)	313%	(330)	(195)	69%
Market value change	(251)	87	NM	(232)	102	NM
Eaton Vance distributed separate accounts - end of period	$1,001	$2,076	-52%	$1,001	$2,076	-52%
Total Eaton Vance distributed - beginning of period	1,696	2,242	-24%	1,715	2,328	-26%
Sales and other inflows	28	7	300%	37	68	-46%
Redemptions/outflows	(380)	(82)	363%	(428)	(247)	73%
Net flows	(352)	(75)	369%	(391)	(179)	118%
Market value change	(273)	93	NM	(253)	111	NM
Total Eaton Vance distributed - end of period	$1,071	$2,260	-53%	$1,071	$2,260	-53%
Hexavest directly distributed - beginning of period(3)	11,296	10,988	3%	11,640	11,467	2%
Sales and other inflows	304	700	-57%	400	1,219	-67%
Redemptions/outflows	(2,120)	(473)	348%	(2,674)	(1,607)	66%
Net flows	(1,816)	227	NM	(2,274)	(388)	486%
Market value change	(1,921)	419	NM	(1,807)	555	NM
Hexavest directly distributed - end of period	$7,559	$11,634	-35%	$7,559	$11,634	-35%
Total Hexavest assets - beginning of period	12,992	13,230	-2%	13,355	13,795	-3%
Sales and other inflows	332	707	-53%	437	1,287	-66%
Redemptions/outflows	(2,500)	(555)	350%	(3,102)	(1,854)	67%
Net flows	(2,168)	152	NM	(2,665)	(567)	370%
Market value change	(2,194)	512	NM	(2,060)	666	NM
Total Hexavest assets - end of period	$8,630	$13,894	-38%	$8,630	$13,894	-38%

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

Effective this quarter, our calculation of non-U.S. GAAP financial measures excludes the impact of consolidated sponsored funds and consolidated collateralized loan obligation (CLO) entities (collectively, consolidated investment entities) and other seed capital investments. Adjustments to GAAP operating income include the add-back of management fee revenue received from consolidated investment entities that are eliminated in consolidation and the non-management expenses of consolidated sponsored funds recognized in consolidation. Adjustments to GAAP net income attributable to Eaton Vance Corp. shareholders include the after-tax impact of these adjustments to operating income and the elimination of gains (losses) and other investment income (expense) of consolidated investment entities and other seed capital investments included in non-operating income (expense), as determined net of tax and non-controlling and other beneficial interests. All prior period non-U.S. GAAP financial measures have been updated to reflect this change.

Management believes that certain non-U.S. GAAP financial measures, specifically, adjusted net income attributable to Eaton Vance Corp. shareholders and adjusted earnings per diluted share, while not a substitute for U.S. GAAP financial measures, may be effective indicators of our performance over time. Non-U.S. GAAP financial measures should not be construed to be superior to U.S. GAAP measures. In calculating these non-U.S. GAAP financial measures, net income attributable to Eaton Vance Corp. shareholders, earnings per diluted share is adjusted to exclude items management deems non-operating or non-recurring in nature, or otherwise outside the ordinary course of business. These adjustments may include, when applicable, the add back of closed-end fund structuring fees, costs associated with special dividends, debt repayments and tax settlements, the tax impact of stock-based compensation shortfalls or windfalls, and non-recurring charges for the effect of tax law changes. The adjusted measures also exclude the impact of consolidated investment entities and other seed capital investments. Management and our Board of Directors, as well as certain of our outside investors, consider the adjusted numbers a measure of our underlying operating performance. Management believes adjusted net income attributable to Eaton Vance Corp. shareholders and adjusted earnings per diluted share are important indicators of our operations because they exclude items that may not be indicative of, or are unrelated to, our core operating results, and may provide a useful baseline for analyzing trends in our underlying business.

The following table provides a reconciliation of net income attributable to Eaton Vance Corp. shareholders and earnings per diluted share to adjusted net income attributable to Eaton Vance Corp. shareholders and adjusted earnings per diluted share, respectively:

	Three Months Ended			Six Months Ended
	April 30,		%	April 30,		%
(in thousands, except per share figures)	2020	2019	Change	2020	2019	Change
Net income attributable to
Eaton Vance Corp. shareholders	$72,058	$101,807	-29%	$176,043	$188,608	-7%
Management fees of consolidated sponsored
funds and consolidated CLO entities, net of tax(1)	947	802	18%	2,375	1,342	77%
Non-management expenses of consolidated
sponsored funds, net of tax(2)	848	980	-13%	1,803	2,073	-13%
Net (gains) losses and other investment income
related to consolidated sponsored funds and
other seed capital investments, net of tax(3)	4,607	(3,178)	NM	(313)	(3,582)	-91%
Other (income) expense of consolidated CLO
entities, net of tax(4)	12,226	(8,179)	NM	13,585	(6,022)	NM
Net excess tax benefit from stock-based
compensation plans	(1,059)	(277)	282%	(5,919)	(3,226)	83%
Adjusted net income attributable to
Eaton Vance Corp. shareholders	$89,627	$91,955	-3%	$187,574	$179,193	5%

Earnings per diluted share	$0.65	$0.89	-27%	$1.55	$1.64	-5%
Management fees of consolidated sponsored
funds and consolidated CLO entities, net of tax	0.01	-	NM	0.02	0.01	100%
Non-management expenses of consolidated
sponsored funds, net of tax	0.01	0.01	0%	0.02	0.02	0%
Net (gains) losses and other investment income
related to consolidated sponsored funds and
other seed capital investments, net of tax	0.04	(0.03)	NM	-	(0.03)	-100%
Other (income) expense of consolidated CLO
entities, net of tax	0.11	(0.07)	NM	0.12	(0.05)	NM
Net excess tax benefit from stock-based
compensation plans	(0.02)	-	NM	(0.05)	(0.03)	67%
Adjusted earnings per diluted share	$0.80	$0.80	0%	$1.66	$1.56	6%

(1)

Represents management fees eliminated upon the consolidation of sponsored funds and CLO entities. On a pre-tax basis, these totaled $1.3 million in the three months ended April 30, 2020, $1.1 million in the three months ended April 30, 2019, $3.2 million in the six months ended April 30, 2020 and $1.8 million in the six months ended April 30, 2019.

(2)

Represents expenses of consolidated funds. On a pre-tax basis, these totaled $1.1 million in the three months ended April 30, 2020, $1.3 million in the three months ended April 30, 2019, $2.4 million in the six months ended April 30, 2020 and $2.8 million in the six months ended April 30, 2019.

(3)

Represents gains, losses and other investment income earned on investments in sponsored strategies, whether accounted for as consolidated funds, separate accounts or equity investments, as well as the gains and losses recognized on derivatives used to hedge these investments. Stated amounts are net of non-controlling interests. On a pre-tax basis, these totaled $(6.2) million in the three months ended April 30, 2020, $4.3 million in the three months ended April 30, 2019, $0.4 million in the six months ended April 30, 2020 and $4.8 million in the six months ended April 30, 2019.

(4)

Represents other income and expenses of consolidated CLO entities. On a pre-tax basis, these totaled $(16.5) million in the three months ended April 30, 2020, $11.0 million in the three months ended April 30, 2019, $(18.3) million in the six months ended April 30, 2020 and $8.1 million in the six months ended April 30, 2019.

The 29 percent decrease in net income attributable to Eaton Vance Corp. shareholders in the second quarter of fiscal 2020 compared to the second quarter of fiscal 2019 reflects:

• A decrease in revenue of $6.0 million, reflecting a decrease in management fees, distribution and underwriting fees and other revenue, partially offset by an increase in service fees.

• A decrease in operating expenses of $0.7 million, reflecting increases in service fee expense, amortization of deferred sales commissions, fund-related expenses and other operating expenses, partially offset by decreases in compensation and distribution expense.

• An increase in non-operating expense of $93.7 million, primarily reflecting a $65.7 million increase in net losses and other investment income of consolidated sponsored funds and our investments in other sponsored strategies and a $27.5 million increase in the net expenses of consolidated CLO entities.

• A decrease in income taxes of $15.1 million.

• A decrease in equity in net income of affiliates, net of tax, of $1.3 million.

• An increase in net loss attributable to non-controlling and other beneficial interests of $55.3 million.

Weighted average diluted shares outstanding decreased by 2.6 million shares, or 2 percent, in the second quarter of fiscal 2020 compared to the second quarter of fiscal 2019, primarily reflecting share repurchases in excess of new shares issued upon the vesting of restricted stock awards and the exercise of employee stock options and a decrease in the dilutive effect of in-the-money options and unvested restricted stock awards due to lower market prices of the Company’s shares.

The 7 percent decrease in net income attributable to Eaton Vance Corp. shareholders in the first six months of fiscal 2020 compared to the first six months of fiscal 2019 reflects:

• An increase in revenue of $40.2 million, reflecting increases in management fees and service fees, partially offset by decreases in distribution and underwriting fees, and other revenue.

• An increase in operating expenses of $31.8 million, reflecting increases in compensation, service fee expense, amortization of deferred sales commissions, fund-related expenses and other operating expenses.

• An increase in non-operating expense of $82.1 million, primarily reflecting a $55.5 million increase in net losses and other investment income of consolidated sponsored funds and our investments in other sponsored strategies and a $26.4 million increase in the net expenses of consolidated CLO entities.

• A decrease in income taxes of $10.1 million.

• A decrease in equity in net income of affiliates, net of tax, of $0.9 million.

• An increase in net loss attributable to non-controlling and other beneficial interests of $51.9 million.

Weighted average diluted shares outstanding decreased by 1.5 million shares, or 1 percent, in the first six months of fiscal 2020 compared to the first six months of fiscal 2019, primarily reflecting share repurchases in excess of new shares issued upon the vesting of restricted stock awards and the exercise of employee stock options, partially offset by an increase in the dilutive effect of in-the-money options and unvested restricted stock awards due to higher market prices of the Company’s shares.

Revenue

The following table shows the components of our revenue:

	Three Months Ended			Six Months Ended
	April 30,		%	April 30,		%
(in thousands)	2020	2019	Change	2020	2019	Change
Management fees	$354,121	$359,384	-1%	$748,922	$710,134	5%
Distribution and underwriter fees	19,122	20,054	-5%	40,700	43,144	-6%
Service fees	30,557	29,586	3%	64,496	58,946	9%
Other revenue	2,111	2,837	-26%	4,347	6,053	-28%
Total revenue	$405,911	$411,861	-1%	$858,465	$818,277	5%

Management fees

The $5.3 million decrease in management fees in the second quarter of fiscal 2020 from the same period a year earlier is primarily attributable to a 7 percent decrease in our consolidated average annualized management fee rate, partially offset by a 5 percent increase in our consolidated average assets under management, a $1.0 million decrease in fund subsidies, which are recorded as a contra-revenue component of management fees, a $0.7 million increase in performance-based fees and the impact of one additional fee day in the second quarter of fiscal 2020. The $38.8 million increase in management fees in the first six months of fiscal 2020 from the same period a year earlier is primarily attributable to a 10 percent increase in consolidated average assets under management, a $4.8 million decrease in fund subsidies, a $1.2 million increase in performance-based fees and the impact of one additional fee day in the first six months of fiscal 2020, partially offset by a 4 percent decrease in our consolidated average annualized management fee rate.

The following table shows our consolidated average annualized management fee rates by investment mandate, excluding performance-based fees, which were $2.5 million in the second quarter of fiscal 2020, $1.8 million in the second quarter of fiscal 2019, $2.7 million in the first six months of fiscal 2020 and $1.5 million in the first six months of fiscal 2019. Our consolidated average annualized management fee rates also exclude management fees earned on consolidated investment entities that are eliminated in consolidation, which were $1.3 million in the second quarter of fiscal 2020, $1.1 million in the second quarter of fiscal 2019, $3.2 million in the first six months of fiscal 2020 and $1.8 million in the first six months of fiscal 2019. Prior‐period consolidated average annualized management fee rates by investment mandate have been revised to reflect the reclassification of benchmark‐based fixed income separate accounts from fixed income to Parametric custom portfolios. This reclassification does not affect the Company’s overall consolidated average annualized management fee rates for any of the reported periods.

	Three Months Ended			Six Months Ended
	April 30,		%	April 30,		%
(in basis points on average managed assets)	2020	2019	Change	2020	2019	Change
Equity(1)	55.1	57.1	-4%	56.6	56.9	-1%
Fixed income(2)	40.1	41.7	-4%	40.9	41.7	-2%
Floating-rate income	49.8	50.0	0%	50.2	49.9	1%
Alternative(3)	62.2	59.4	5%	63.8	58.6	9%
Parametric custom portfolios(4)	14.5	14.6	-1%	14.9	14.5	3%
Parametric overlay services	4.9	5.3	-8%	4.9	5.2	-6%
Consolidated average annualized management fee rates	29.7	31.8	-7%	30.5	31.8	-4%

(1)	Includes balanced and other multi‐asset mandates. Excludes equity mandates reported as Parametric custom portfolios.
(2)

Includes cash management mandates. Excludes benchmark-based fixed income separate accounts reported as Parametric custom portfolios. Amounts for periods prior to fiscal 2020 have been revised to reflect the reclassification of benchmark-based fixed income separate accounts from fixed income to Parametric custom portfolios in the first quarter of fiscal 2020.

(3)	Consists of absolute return, commodity and currency mandates.
(4)

Equity, fixed income and multi-asset separate accounts managed by Parametric for which customization is a primary feature; other Parametric strategies may also be customized. Amounts for periods prior to fiscal 2020 have been revised to reflect the reclassification of benchmark-based fixed income separate accounts from fixed income to Parametric custom portfolios in the first quarter of fiscal 2020.

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

Distribution and underwriter fees

The following table shows fund distribution and underwriter fee revenue and other fund-related distribution income:

	Three Months Ended			Six Months Ended
	April 30,		%	April 30,		%
(in thousands)	2020	2019	Change	2020	2019	Change
Distribution fees:
Class A	$600	$762	-21%	$1,288	$1,628	-21%
Class B	-	32	-100%	-	76	-100%
Class C	7,423	9,066	-18%	15,833	21,600	-27%
Class F	349	379	-8%	751	752	0%
Class N(1)	12	20	-40%	24	42	-43%
Class R	411	461	-11%	910	907	0%
Private funds	3,392	2,759	23%	7,049	5,257	34%
Total distribution fees	12,187	13,479	-10%	25,855	30,262	-15%
Underwriter commissions	5,189	5,248	-1%	11,703	9,293	26%
Contingent deferred sales charges
and other redemption fees	616	181	240%	809	1,356	-40%
Other distribution income	1,130	1,146	-1%	2,333	2,233	4%
Total distribution and underwriter fees	$19,122	$20,054	-5%	$40,700	$43,144	-6%

(1)	Consists of Investor class shares of Parametric Funds and Advisers class shares of Eaton Vance Funds.

The $1.3 million decrease in distribution fees in the second quarter of fiscal 2020 from the same period a year earlier primarily reflects a decrease in Class C distribution fees driven by lower average managed assets of Class C mutual fund shares offset by an increase in distribution fees from private funds driven by higher average managed assets in these funds. The $0.9 million decrease in distribution and underwriter fees further reflects a $0.4 million increase in contingent deferred sales charges and other redemption fees.

The $4.4 million decrease in distribution fees in the first six months of fiscal 2020 from the same period a year earlier primarily reflects a decrease in Class C distribution fees driven by lower average managed assets of Class C mutual fund shares offset by an increase in distribution fees from private funds driven by higher average managed assets in these funds. The $2.4 million decrease in distribution and underwriter fees further reflects a $0.5 million decrease in contingent deferred sales charges and other redemption fees, primarily attributable to the early redemption of certain managed assets of a private fund in the first quarter of fiscal 2019, partially offset by a $2.4 million increase in underwriter commissions.

Service fees

Service fee revenue increased 3 percent and 9 percent in the second quarter and first six months of fiscal 2020 from the same periods a year earlier, respectively, primarily reflecting an increase in average assets in funds and fund share classes subject to service fees.

Other revenue

Other revenue, which consists primarily of fund shareholder servicing fees, referral fees and consultancy fees, decreased 26 percent and 28 percent in the second quarter and first six months of fiscal 2020 from the same periods a year earlier, primarily reflecting decreases in miscellaneous dealer income, due to a terminated distribution agreement, Hexavest-related referral fees, shareholder servicing fees and consultancy fees.

Expenses

The following table shows our operating expenses:

	Three Months Ended			Six Months Ended
	April 30,		%	April 30,		%
(in thousands)	2020	2019	Change	2020	2019	Change
Compensation and related costs	$149,072	$153,542	-3%	$321,054	$307,430	4%
Distribution expense	33,533	35,930	-7%	73,536	73,438	0%
Service fee expense	26,648	25,921	3%	56,403	51,438	10%
Amortization of deferred sales
commissions	6,289	5,571	13%	12,257	11,118	10%
Fund-related expenses	10,897	9,960	9%	21,964	19,605	12%
Other expenses	57,516	53,764	7%	116,576	106,945	9%
Total expenses	$283,955	$284,688	0%	$601,790	$569,974	6%

Compensation and related costs

The following table shows the details of our compensation and related costs:

	Three Months Ended			Six Months Ended
	April 30,		%	April 30,		%
(in thousands)	2020	2019	Change	2020	2019	Change
Base salaries and employee benefits	$76,269	$72,153	6%	$156,269	$146,744	6%
Stock-based compensation	20,948	22,012	-5%	51,327	45,286	13%
Operating income-based incentives	35,073	42,099	-17%	78,808	80,989	-3%
Sales-based incentives	16,870	15,355	10%	33,471	32,389	3%
Other compensation expense	(88)	1,923	NM	1,179	2,022	-42%
Total	$149,072	$153,542	-3%	$321,054	$307,430	4%

Compensation expense decreased by $4.5 million, or 3 percent, in the second quarter of fiscal 2020 from the same period a year earlier. The decrease was primarily driven by (1) a $7.0 million decrease in operating income-based bonus accruals due to a decrease in consolidated pre-bonus operating income; (2) a $2.0 million decrease in other compensation expenses primarily due to lower severance expenses; and (3) a $1.1 million decrease in stock-based compensation expense. These decreases were partially offset by a $4.1 million increase in base salaries and employee benefits associated with increases in headcount, year-end compensation increases for continuing employees and one additional payroll day in the second quarter of fiscal 2020 and a $1.5 million increase in sales‐based incentive compensation.

Compensation expense increased by $13.6 million, or 4 percent, in the first six months of fiscal 2020 from the same period a year earlier. The increase was primarily driven by (1) a $9.5 million increase in base salaries and employee benefits associated with increases in headcount, year-end compensation increases for continuing employees and one additional payroll day in the first six months of fiscal 2020; (2) a $6.0 million increase in stock-based compensation expense primarily due to the accelerated recognition of stock-based compensation expense in the first quarter of fiscal 2020 related to employee retirements; and (3) a $1.1 million increase in sales‐based incentive compensation. These increases were partially offset by a $2.2 million decrease in operating income-based bonus accruals and a $0.8 million decrease in other compensation expenses due to lower severance expenses.

Distribution expense

The following table shows the breakdown of our distribution expense:

	Three Months Ended			Six Months Ended
	April 30,		%	April 30,		%
(in thousands)	2020	2019	Change	2020	2019	Change
Distribution fees	$8,922	$10,739	-17%	18,934	24,678	-23%
Intermediary marketing support
payments	12,570	13,037	-4%	27,063	24,990	8%
Front-end sales commission expense	5,811	5,210	12%	12,664	9,051	40%
Discretionary marketing expenses	3,438	4,065	-15%	8,793	8,912	-1%
Finder's fees	1,938	1,972	-2%	4,241	3,990	6%
Closed-end fund dealer compensation
payments	854	907	-6%	1,841	1,817	1%
Total	$33,533	$35,930	-7%	$73,536	$73,438	0%

Distribution expense decreased by $2.4 million, or 7 percent, in the second quarter of fiscal 2020 versus the same period a year earlier, primarily reflecting lower Class C distribution expenses, driven by a decrease in average managed assets of Class C mutual fund shares, and a decrease in discretionary marketing expenses and intermediary marketing support payments. These decreases were partially offset by higher front-end sales commission expenses due to increased sales of Class A mutual fund shares. Distribution expense was substantially unchanged in the first six months of fiscal 2020 from the same period a year earlier, primarily reflecting an increase in intermediary marketing support payments and font-end sales commission expenses mostly offset by a decrease in Class C distribution expenses.

Service fee expense

Service fee expense increased by $0.7 million, or 3 percent, in the second quarter of fiscal 2020 from the same period a year earlier, reflecting higher private fund service fee payments, partially offset by lower Class C service fee payments. Service fee expense increased by $5.0 million, or 10 percent, in the first six months of fiscal 2020 from the same period a year earlier, reflecting higher Class A and private fund service fee payments, partially offset by lower Class C service fee payments.

Amortization of deferred sales commissions

Amortization expense increased by $0.7 million, or 13 percent, in the second quarter of fiscal 2020, and increased by $1.1 million, or 10 percent, in the first six months of fiscal 2020 versus the same periods a year earlier, primarily reflecting higher private fund commission amortization, partially offset by lower Class C commission amortization.

Fund-related expenses

Fund-related expenses increased by $0.9 million, or 9 percent, in the second quarter of fiscal 2020, and increased by $2.4 million, or 12 percent, in the first six months of fiscal 2020 compared to the same periods a year earlier, reflecting higher sub-advisory fees driven by increases in average managed assets in sub-advised funds and one additional fee day.

Other expenses

The following table shows our other expenses:

	Three Months Ended			Six Months Ended
	April 30,		%	April 30,		%
(in thousands)	2020	2019	Change	2020	2019	Change
Information technology	$31,007	$24,788	25%	$58,572	$48,197	22%
Facilities-related	13,793	12,649	9%	26,967	25,955	4%
Travel	2,150	4,430	-51%	7,667	8,904	-14%
Professional services	4,234	5,037	-16%	9,690	8,694	11%
Communications	1,730	1,469	18%	3,150	2,991	5%
Amortization of intangible assets	965	1,050	-8%	1,987	2,878	-31%
Other corporate expense	3,637	4,341	-16%	8,543	9,326	-8%
Total	$57,516	$53,764	7%	$116,576	$106,945	9%

Other expenses increased by $3.8 million, or 7 percent, in the second quarter of fiscal 2020 from the same period a year earlier. The increase in information technology expense is primarily attributable to an increase in project-related IT consulting services associated with investments in technology and strategic initiatives, higher system maintenance costs and an increase in market data services. The increase in facilities-related expenses is primarily attributable to a lease termination reimbursement for office space in Seattle during the second quarter of fiscal 2019. These increases were partially offset by lower travel expenses and a decrease in professional services expense reflecting decreases in legal expenses and recruiting costs.

Other expenses increased by $9.6 million, or 9 percent, in the first six months of fiscal 2020 from the same period a year earlier. The increase in information technology expense is primarily attributable to an increase in project-related IT consulting services associated with investments in technology and strategic initiatives, higher system maintenance costs and an increase in market data services. The increase in facilities-related expenses is primarily attributable to a lease termination reimbursement for office space in Seattle during the second quarter of fiscal 2019. The increase in professional services expenses reflects an increase in legal expenses and higher consulting costs. These increases were partially offset by lower travel expenses, a decrease in amortization expense related to certain intangible assets that were fully amortized during the first quarter of fiscal 2019 and a decrease in other corporate expenses.

Non-operating Income (Expense)

The following table shows the main categories of non-operating income (expense):

	Three Months Ended			Six Months Ended
	April 30,		%	April 30,		%
(in thousands)	2020	2019	Change	2020	2019	Change
Gains (losses) and other investment	$(50,512)	$15,206	NM	$(34,422)	$21,039	NM
income, net
Interest expense	(6,364)	(5,888)	8%	(12,252)	(12,019)	2%
Other income (expense) of consolidated
CLO entities:
Gains (losses) and other investment
income, net	(4,841)	21,794	NM	10,722	27,235	-61%
Interest and other expense	(11,647)	(10,821)	8%	(29,043)	(19,157)	52%
Total non-operating income (expense)	$(73,364)	$20,291	NM	$(64,995)	$17,098	NM

The change in gains (losses) and other investment income, net, in the second quarter of fiscal 2020 compared to the same period a year ago reflects a $60.0 million increase in net investment losses, primarily attributable to investments of consolidated sponsored funds and associated hedges, and a $6.1 million decrease in interest and other income, partially offset by an increase in foreign currency gains of $0.4 million. The increase in net investment losses of consolidated sponsored funds during the second quarter of fiscal 2020 drove a corresponding increase in net loss attributable to non-controlling and other beneficial interest holders during the period as more fully described below.

Interest expense increased by $0.5 million in second quarter of fiscal 2020 compared to the same period a year earlier reflecting borrowings under our line of credit during the second quarter of fiscal 2020. Such borrowings were fully repaid prior to quarter-end.

The $27.5 million decrease in other income (expense) of consolidated CLO entities in the second quarter of 2020 compared to the same period a year earlier is driven by a decrease in our economic interests in these entities. The Company consolidated three securitized CLO entities as of April 30, 2020 in comparison to two securitized CLO entities and one warehouse stage CLO entity as of April 30, 2019. Our economic interests consist of changes in the fair market value of our investments in these entities, distributions received and management fees earned by the Company.

The change in gains (losses) and other investment income, net, in the first six months of fiscal 2020 compared to the same period a year ago reflects a $49.3 million increase in net investment losses, primarily attributable to investments of consolidated sponsored funds and associated hedges, and a $6.6 million decrease in interest and other income, partially offset by an increase in foreign currency gains of $0.4 million.

Interest expense increased by $0.2 million in first six months of 2020 compared to the same period a year earlier reflecting borrowings under our line of credit during the second quarter of fiscal 2020. Such borrowings were fully repaid prior to quarter-end.

The change in other income (expense) of consolidated CLO entities in the first six months of 2020 compared to the same period a year earlier reflects a $26.4 million increase in the net expenses consolidated CLO entities, driven by a decrease in our economic interests in these entities. The Company consolidated three securitized CLO entities as of April 30, 2020 in comparison to two securitized CLO entities and one warehouse stage CLO entity as of April 30, 2019. Our economic interests consist of changes in the fair market value of our investments in these entities, distributions received and management fees earned by the Company.

Income Taxes

Our effective tax rate, calculated as a percentage of income before income taxes and equity in net income of affiliates, was 45.3 percent in the second quarter of fiscal 2020 and 25.1 percent in the second quarter of fiscal 2019. Our effective tax rate was 28.5 percent in the first six months of fiscal 2020 and 24.4 percent in the first six months of fiscal 2019.

Our income tax provision for the three months ended April 30, 2020 and 2019 includes charges of $0.9 million and $0.7 million, respectively, associated with certain provisions of the 2017 Tax Act taking effect for the Company in fiscal 2019, relating principally to limitations on the deductibility of executive compensation. These charges totaled $2.2 million and $1.3 million for the six months ended April 30, 2020 and 2019, respectively.

Our income tax provision for the three months ended April 30, 2020 and 2019 was reduced by net excess tax benefits of $1.1 million and $0.3 million, respectively, related to the exercise of employee stock options and vesting of restricted stock awards, and $9.9 million and $1.6 million, respectively, related to net income attributable to non-controlling and other beneficial interest, which is not taxable to the Company. These net excess tax benefits totaled $6.0 million and $3.2 million for the six months ended April 30, 2020 and 2019, respectively.

Our calculations of adjusted net income and adjusted earnings per diluted share remove the impact of gains (losses) and other investment income (expense) of consolidated investment entities and other seed capital investments, add back the management fees and expenses of consolidated investment entities, and exclude the tax impact of stock-based compensation shortfalls or windfalls. On this basis, our adjusted effective tax rate was 24.9 percent and 26.9 percent for the three months ended April 30, 2020 and 2019, respectively, and 26.3 percent and 26.7 percent for the six months ended April 30, 2020 and 2019, respectively.

Our adjusted effective tax rate is calculated by dividing our adjusted income tax expense by adjusted income before income taxes and equity in net income of affiliates, which was $119.0 million and $126.5 million for the three months ended April 30, 2020 and 2019, respectively, and $253.3 million and $246.5 million for the six months ended April 30, 2020 and 2019, respectively. Adjusted income before income taxes and equity in net income of affiliates does not include the allocation of income or loss to non-controlling interests, removes the impact of gains (losses) and other investment income (expenses) of our consolidated investment entities and other seed capital investments and adds back the management fees and expenses of consolidated investment entities.

The following table reconciles income tax expense (benefit) to adjusted income tax expense (benefit):

	Three Months Ended			Six Months Ended
	April 30,		%	April 30,		%
(in thousands)	2020	2019	Change	2020	2019	Change
Income tax expense	$22,017	$37,069	-41%	$54,595	$64,694	-16%
Income tax expense attributable to:
Management fees of consolidated sponsored
funds and consolidated CLO entities	330	274	20%	828	459	80%
Non-management expenses of consolidated
sponsored funds	296	335	-12%	628	708	-11%
Net (gains) losses and other investment income
related to consolidated sponsored funds and
other seed capital investments	1,606	(1,086)	NM	(109)	(1,224)	-91%
Other (income) expense of consolidated CLO
entities	4,262	(2,794)	NM	4,736	(2,057)	NM
Net excess tax benefits from stock-based
compensation plans	1,059	277	282%	5,919	3,226	83%
Adjusted income tax expense	$29,570	$34,075	-13%	$66,597	$65,806	1%

Equity in Net Income of Affiliates, Net of Tax

Equity in net income of affiliates, net of tax, primarily reflects our 49 percent equity interest in Hexavest and our seven percent minority equity interest in a private equity partnership managed by a third party.

The following table summarizes the components of equity in net income of affiliates:

	Three Months Ended			Six Months Ended
	April 30,		%	April 30,		%
(in thousands)	2020	2019	Change	2020	2019	Change
Investment in Hexavest, net of
tax and amortization	$1,643	$2,736	-40%	$3,951	$4,685	-16%
Investment in private equity
partnership, net of tax	(162)	(1)	NM	(145)	(2)	NM
Total	$1,481	$2,735	-46%	$3,806	$4,683	-19%

Net Income Attributable to Non-controlling and Other Beneficial Interests

The following table summarizes the components of net (income) loss attributable to non-controlling and other beneficial interests:

	Three Months Ended			Six Months Ended
	April 30,		%	April 30,		%
(in thousands)	2020	2019	Change	2020	2019	Change
Consolidated sponsored funds	$45,276	$(8,141)	NM	$38,099	$(10,563)	NM
Majority-owned subsidiaries	(1,274)	(3,182)	-60%	(2,947)	(6,219)	-53%
Net (income) loss attributable to non-controlling
and other beneficial interests	$44,002	$(11,323)	NM	$35,152	$(16,782)	NM

Net (income) loss attributable to non-controlling and other beneficial interests decreased by $55.3 million in the second quarter of fiscal 2020 and decreased by $51.9 million in the first six months of fiscal 2020 compared to the same periods a year ago, reflecting a decline in income and (gains) losses of consolidated investment entities and other seed capital investments driven primarily by markdowns in position values to reflect securities price declines in the second quarter of fiscal 2020. Net income attributable to majority-owned subsidiaries decreased by $1.9 million in the second quarter of fiscal 2020 and decreased by $3.3 million in the first six months of fiscal 2020, reflecting the Company’s accelerated repurchase of certain profit and capital interests in Parametric entities held by current and former employees. The repurchase settled in the fourth quarter of fiscal 2019. Net income attributable to non-controlling and other beneficial interests is not adjusted for taxes due to the underlying tax status of our consolidated sponsored funds and consolidated majority-owned subsidiaries, which are treated as pass-through entities for tax purposes.

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

The following table summarizes certain key financial data relating to our liquidity and capital resources and the uses of cash:

Balance Sheet and Cash Flow Data
	April 30,	October 31,
(in thousands)	2020	2019

Balance sheet data:
Assets:
Cash and cash equivalents	$914,857	$557,668
Management fees and other receivables	219,944	237,864
Total liquid assets	$1,134,801	$795,532

Investments	$635,079	$1,060,739

Liabilities:
Debt(1)	$625,000	$625,000

(1)

Represents the principal amount of debt outstanding. The carrying value of the debt, including debt issuance costs, was $620.9 million and $620.5 million as of April 30, 2020 and October 31, 2019, respectively.

	Six Months Ended
	April 30,
(in thousands)	2020	2019

Cash flow data:
Operating cash flows	$397,058	$219,656
Investing cash flows	27,803	(367,687)
Financing cash flows	(37,014)	(86,252)

Liquidity and Capital Resources

Liquid assets consist of cash and cash equivalents and management fees and other receivables. Cash and cash equivalents consist of cash and short-term, highly liquid investments that are readily convertible to cash. Management fees and other receivables primarily represent receivables due from sponsored funds and separately managed accounts for investment advisory and distribution services provided. Excluding those assets identified as assets of consolidated CLO entities, liquid assets represented 43 percent and 32 percent of total assets on April 30, 2020 and October 31, 2019, respectively. Not included in the liquid asset amounts are $36.4 million and $317.9 million of highly liquid short-term debt securities with remaining maturities between three and 12 months held as of April 30, 2020 and October 31, 2019, respectively, which are included within investments on our Consolidated Balance Sheets. These amounts include $20.0 million and $20.1 million as of April 30, 2020 and October 31, 2019, respectively, in a separate account previously classified as a seed capital investment. Generally, our seed investments in consolidated funds and separate accounts are not treated as liquid assets because they may be longer term in nature.

As of April 30, 2020, our unsecured and unsubordinated debt consisted of $325 million in aggregate principal amount of 3.625 percent Senior Notes due in June 2023 and $300 million in aggregate principal amount of 3.5 percent Senior Notes due in April 2027. Interest on the senior notes is payable semi-annually in arrears. The senior notes do not contain debt covenants.

We maintain a $300.0 million unsecured revolving credit facility with several banks that expires on December 11, 2023. The facility, which we entered into on December 11, 2018, provides that we may borrow at LIBOR or LIBOR-successor benchmark-based rates of interest which vary depending on our credit ratings. Accrued interest on any borrowing is payable quarterly in arrears and on the date of repayment. Subject to the terms and conditions of the credit facility, the amount available for borrowing may be increased to up to $400.0 million through additional commitments by existing lenders or the addition of one or more new lenders to the syndicate. The credit facility contains financial covenants with respect to leverage and interest coverage, and requires us to pay a quarterly commitment fee on any unused portion. During the second quarter of fiscal 2020, we borrowed $300.0 million under our credit facility to demonstrate the Company’s ability to generate incremental liquidity if needed. Such borrowings were fully repaid before the end of the quarter, resulting in no outstanding borrowings under this facility at April 30, 2020. We were in compliance with all debt covenants as of April 30, 2020.

We continue to monitor our liquidity daily and are carefully manage our cash flow to maintain financial flexibility. We expect that our main uses of cash will be paying dividends, acquiring shares of our Non-Voting Common Stock, making seed investments in new investment strategies, potential strategic acquisitions, maintaining and enhancing our technology infrastructure and paying the operating expenses of our business. We believe that our existing liquid assets, cash flows from operations and borrowing capacity under our revolving credit facility are sufficient to meet our current and forecasted operating cash needs. The risk exists, however, that if we need to raise additional capital or refinance existing debt in the future, resources may not be available to us in sufficient amounts or on acceptable terms. Our ability to enter the capital markets in a timely manner depends on a number of factors, including the state of global credit and equity markets, interest rates, credit spreads and our credit ratings at such time. If we are unable to access capital markets to issue new debt, refinance existing debt or sell shares of our Non-Voting Common Stock as needed, or if we are unable to obtain such financing on acceptable terms, our business could be adversely affected. Eaton Vance’s issuer rating is A3 by Moody’s Investors Service and A- by S&P Global Ratings.

Recoverability of our Investments

Our $0.6 billion of investments as of April 30, 2020 consisted of our 49 percent equity interest in Hexavest, our direct investments in Company-sponsored funds and separate accounts entered into for investment and business development purposes, investments held by the funds we consolidate and certain other investments held at cost. Investments directly held by the Company and investments held by consolidated funds are significant to the Company and generally include liquid debt or equity securities that are carried at fair market value. We test our investments held at cost for impairment on a quarterly basis using qualitative factors. Our investments held at cost consist primarily of a $19.0 million investment in a U.S.-based wealth management technology firm.

We assess our investments in equity method investees, goodwill and indefinite-lived intangible assets for impairment in the fourth quarter of each fiscal year, or as facts and circumstances indicate that additional analysis is warranted. We evaluated whether the recent impacts to the economy and financial markets attributable to COVID-19 caused these assets to be impaired as of the end of April 30, 2020. There were no impairments recorded as of April 30, 2020 as a result of this evaluation.

Our investments in equity method investees primarily relates to our investment in Hexavest with a carrying amount of $129.8 million as of April 30, 2020. During the second quarter of fiscal 2020, the Company noted a decline in Hexavest’s managed assets driven primarily by equity market declines and net client withdrawals. An interim impairment test indicated that the estimated fair value of the Company’s investment in Hexavest had fallen below the carrying value as of April 30, 2020, an initial indicator of impairment. However, the Company determined that the investment was not other-than-temporarily impaired, as this was the first period end when the estimated fair value of the Company’s investment in Hexavest was less than its carrying value. The Company has no intention of disposing of its investment in Hexavest. Deeper or more extended declines in Hexavest’s managed assets could further reduce the fair value of the Company’s investment; as a result, future impairment tests could result in the Company recognizing an other-than-temporary impairment of its investment.

The carrying amount of our goodwill of $259.7 million primarily relates to goodwill associated with our acquisitions of Parametric, Atlanta Capital, and the Tax Advantaged Bond Strategies (TABS) business of M.D. Sass Investor Services that are now combined into a single reporting unit as a consequence of the strategic initiative that we announced in June 2019. This reporting unit has experienced considerable organic growth since acquisition and its financial performance remained strong in the current quarter. Also, our most recent quantitative impairment tests performed in the fourth quarter of fiscal 2019 indicated that the fair values of our reporting units were significantly in excess of their carrying amounts. Accordingly, we qualitatively determined that our goodwill was not impaired as of April 30, 2020.

Our indefinite-lived intangible assets primarily include $47.7 million of Calvert mutual fund management contracts acquired in fiscal 2017. Calvert is the centerpiece of our responsible investment strategy, and assets managed under Calvert branded strategies continued to experience growth through the second quarter. Accordingly, we qualitatively determined that these indefinite-lived intangible assets were not impaired as of April 30, 2020.

We periodically review our deferred sales commissions and amortizing identifiable intangible assets for impairment as events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. There have been no significant changes in the financial condition of these assets in the first six months of fiscal 2020 that would indicate that an impairment loss exists at April 30, 2020.

Operating Cash Flows

Cash provided by operating activities totaled $397.1 million in the first six months of fiscal 2020 compared to cash provided by operating activities of $219.7 million in the first six months of fiscal 2019. The year-over-year change primarily reflects an increase in net cash provided by operating activities of consolidated CLO entities, an increase in net inflows related to the purchase and sale of short-term debt securities, an increase in net outflows from investment activity of consolidated sponsored funds and separately managed accounts and an increase due to timing differences in the cash settlements of our other assets and liabilities.

Investing Cash Flows

Cash provided by investing activities totaled $27.8 million in the first six months of fiscal 2020 compared to cash used for investing activities of $367.7 million in the first six months of fiscal 2019. The year-over-year change primarily reflects a $363.4 million increase in net proceeds of bank loans and other investments by consolidated CLO entities, a $27.2 million increase in proceeds received by the Company related to the sale of

CLO entity note obligations and a $10.1 million decrease in additions to equipment and leasehold improvement, all partially offset by a $5.2 million decrease in net proceeds from sale of investments.

Financing Cash Flows

Cash used for financing activities totaled $37.0 million in the first six months of fiscal 2020. The Company used $111.3 million to repurchase and retire shares of our Non-Voting Common Stock under our authorized repurchase programs, paid $8.4 million to acquire additional interests in Atlanta Capital and Parametric and received proceeds of $50.0 million related to the issuance of shares of our Non-Voting Common Stock in connection with the exercise of stock options and other employee stock purchases. As of April 30, 2020, we had authorization to purchase an additional 2.4 million shares of our Non-Voting Common Stock under our current share repurchase authorization.

Our dividends declared per share were $0.375 in the first six months of fiscal 2020 and we paid an additional $4.7 million of dividends in the first six months of fiscal 2020 versus the first six months of fiscal 2019. We currently expect to declare and pay quarterly dividends on our Voting and Non-Voting Common Stock comparable to the dividend declared in the second quarter of fiscal 2020. Cash provided by financing activities of consolidated CLO entities in the first six months of fiscal 2019 included $151.8 million of proceeds received from a warehouse line of credit.

Contractual Obligations

We have future obligations under various contracts relating to debt, interest payments and operating leases. During the first six months ended April 30, 2020, there were no material changes to our contractual obligations as previously reported in our Annual Report on Form 10-K for the year ended October 31, 2019, except as discussed below.

Vested profit units (non‐controlling interests) held by employees in the Atlanta Capital long‐term equity incentive plan are not subject to mandatory redemption. Our repurchase of these non‐controlling interests is predicated on the exercise of a series of put options held by profit unit holders and call options held by us. The put options provide the profit unit holders the right to require us to repurchase their interests at specified intervals over time. The call options we hold provide us with the right to require the profit unit holders to sell their interests to us at specified intervals over time, as well as upon the occurrence of certain events such as death or permanent disability. These non‐controlling interests are redeemable at fair value. There is uncertainty as to the timing and amount of any purchases of vested profit units in the future. At April 30, 2020, there are no amounts payable to non-controlling interest holders of Atlanta Capital to repurchase vested profit units. In fiscal 2017, the Company introduced a phantom incentive plan for Atlanta Capital that provides for the award of phantom incentive units to eligible employees that are indexed to the per unit enterprise value of Atlanta Capital and settled in shares of our Non‐Voting Common Stock at vesting. As a consequence of introducing this stock‐based compensation plan, we ceased granting profit units to employees of Atlanta Capital under the long‐term equity incentive plan.

We report all redeemable non‐controlling interests in temporary equity on our Consolidated Balance Sheet at estimated redemption value. The estimated redemption value of our non-controlling interests totaled $211.1 million on April 30, 2020 compared to $285.9 million on October 31, 2019. Redeemable non-controlling interests at April 30, 2020 consisted of vested profit units held by employees of Atlanta Capital granted under the Atlanta Capital long‐term equity incentive plan of $20.6 million and equity interests in our consolidated sponsored funds held by third‐party shareholders of $190.5 million.

Foreign Subsidiaries

As of April 30, 2020, we consider the undistributed earnings of certain foreign subsidiaries to be indefinitely reinvested in foreign operations. As of April 30, 2020, we had approximately $10.7 million of undistributed earnings, primarily from operations in the U.K., which are not available to fund domestic operations or to distribute to our shareholders unless repatriated. In consideration of the treatment of taxable distributions, under the 2017 Tax Act, the impact of Global Intangible Low Taxed Income on the Company’s future foreign earnings and lack of withholding tax imposed by certain foreign governments, any future tax liability with respect to these undistributed earnings is immaterial.

Off-Balance Sheet Arrangements

We do not invest in any off-balance sheet vehicles that provide financing, liquidity, market or credit risk support or engage in any leasing activities that expose us to any liability that is not reflected in our Consolidated Financial Statements.

Critical Accounting Policies

The preparation of the Company’s Consolidated Financial Statements in conformity with U.S. GAAP requires management to make judgments, estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and related notes to the Consolidated Financial Statements. Our critical accounting policies reflect our accounting policies that require significant judgments and estimates used in the preparation of our Consolidated Financial Statements. Our critical accounting policies are disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the fiscal year ended 2019. Below is an update to our critical accounting policies driven by the uncertainty associated with COVID-19 and the increase in the level of judgment required to apply the policy.

Fair value measurements

The accounting standards for fair value measurement provide a framework for measuring fair value. Fair value is defined as the price that would be received for an asset, or the exit price that would be paid to transfer a liability, in the principal or most advantageous market in an orderly transaction between market participants on the measurement date.

The Company has a 49 percent equity interest in Hexavest Inc. (Hexavest), a Montreal, Canada-based investment adviser. The investment is accounted for under the equity method of accounting. Investments in equity method investees are evaluated for impairment as events or changes in circumstances indicate that the carrying value of the investment may not be recoverable. During the second quarter of fiscal 2020, the Company noted a decline in Hexavest’s managed assets driven primarily by equity market declines and net client withdrawals. An interim impairment test was performed indicating that the estimated fair value of the investment had fallen below the carrying value as of April 30, 2020, an initial indicator of impairment. However, the Company determined that the investment is not other-than-temporarily impaired, as the duration of the decline in fair value was short and this was the first period end when fair value of the Company’s investment dropped below its carrying value. The Company has no intention of disposing of its investment in Hexavest. The severity and duration of the market decline and other events related to COVID-19 could further reduce the fair value of the Company’s investment; as a result, future impairment tests could result in the Company recognizing an other-than-temporary impairment of its investment. For additional information on risks related to COVID-19, see Part II, Item 1A. - Risk Factors.

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

Item 4. Controls and Procedures

We evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2020. Disclosure controls and procedures are designed to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rule and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), to allow timely decisions regarding required disclosure. Our CEO and CFO participated in this evaluation and concluded that, as of April 30, 2020, our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting that occurred during the second quarter of our fiscal year ending October 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to evaluate the impact, if any, on their design and operating effectiveness.

Part II - Other Information

Item 1. Legal Proceedings

There have been no material developments in litigation previously reported in our SEC filings.

Item 1A. Risk Factors

The following is an update to Part I, “Item 1A- Risk Factors,” contained in our Form 10-K for the year ended October 31, 2019.

The COVID-19 pandemic is having an adverse effect on our business, results of operations, cash flows and financial condition. The ongoing COVID-19 pandemic has caused significant disruption in global financial markets, with numerous financial instruments experiencing price weakness. This has resulted in a decline in our assets under management and negatively affects our revenue and earnings. If financial markets remain depressed or worsen as a result of the COVID-19 pandemic, our assets under management, revenue and earnings will be further adversely affected, which impact could be material, and our investments in equity method investees and cost method investments could become impaired.

The COVID-19 pandemic has significantly affected the manner in which we operate. While we have in place business continuity plans that address potential impacts of the COVID-19 pandemic to our personnel and our facilities, and technologies which enable our personnel to work remotely, no assurance can be given that the steps we have taken will continue to be effective or appropriate. While our employees have to date been able to continue conducting business while working remotely, operational challenges may arise in the future, which may reduce our organizational efficiency or effectiveness, and increase operational, compliance and cybersecurity risks. In addition, because most of our employees have not previously worked remotely for an extended period of time, we are unsure of the impact that the remote work environment and lack of in-person meetings with colleagues, clients and business partners will have on the growth of our business and the results of our operations. Many of the key service providers we rely on also have transitioned to working remotely. If we or they were to experience material disruptions in the ability of our or their employees to work remotely (e.g., from illness due to COVID-19 or disruption in internet-based communication systems and networks), our ability to operate our business could be materially adversely disrupted. Any such material adverse disruptions to our business operations could have a material adverse impact on our results of operations, cash flows or financial condition.

The extent to which our business, results of operations, cash flows and financial results are affected by the COVID-19 pandemic will largely depend on future developments, which cannot be accurately predicted and are uncertain, including the duration and severity of the pandemic and length of time it will take for the financial markets and economy to recover and for our employees to safely return to the workplace. In addition, many of the risk factors described in our Annual Report on Form 10-K for the year ended October 31, 2019 are heightened by the effects of the COVID-19 pandemic and related economic conditions and could result in a material adverse effect on our business, results of operations, cash flows or financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding purchases by the Company of our Non-Voting Common Stock on a monthly basis during the second quarter of fiscal 2020:

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
February 1, 2020 through
February 29, 2020	62,235	$47.76	62,235	4,859,250
March 1, 2020 through
March 31, 2020	860,000	$32.38	860,000	3,999,250
April 1, 2020 through
April 30, 2020	4,613	$33.47	4,613	3,994,637
Total	926,848	$33.42	926,848	3,994,637

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
101

Materials from the Eaton Vance Corp. Quarterly Report on Form 10-Q for the quarter ended April 30, 2020, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) related Notes to the Consolidated Financial Statements, tagged in detail.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EATON VANCE CORP. (Registrant)

DATE: June 5, 2020	/s/Laurie G. Hylton
(Signature)
Laurie G. Hylton
Chief Financial Officer

DATE: June 5, 2020	/s/Julie E. Rozen
(Signature)
Julie E. Rozen
Chief Accounting Officer