Form 10-Q
period 2020-07-31
EATON VANCE CORP
filed 2020-09-04
CIK 350797

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended July 31, 2020

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Outstanding as of July 31, 2020
Non-Voting Common Stock, $0.00390625 par value	114,173,283 shares
Voting Common Stock, $0.00390625 par value	464,716 shares

Eaton Vance Corp.

Form 10-Q

As of July 31, 2020 and for the

Three and Nine Month Periods Ended July 31, 2020

Part I - Financial Information

Item 1. Consolidated Financial Statements (unaudited)

Eaton Vance Corp.
Consolidated Balance Sheets (unaudited)

	July 31,	October 31,
(in thousands)	2020	2019

Assets

Cash and cash equivalents	$878,875	$557,668
Management fees and other receivables	231,115	237,864
Investments	657,444	1,060,739
Assets of consolidated collateralized loan obligation (CLO) entities:
Cash	51,854	48,704
Bank loans and other investments	1,484,671	1,704,270
Other assets	19,145	28,039
Deferred sales commissions	59,622	55,211
Deferred income taxes	55,127	62,661
Equipment and leasehold improvements, net	71,251	72,798
Operating lease right-of-use assets	257,700	-
Intangible assets, net	72,956	75,907
Goodwill	259,681	259,681
Loan to affiliate	5,000	5,000
Other assets	77,956	85,087
Total assets	$4,182,397	$4,253,629

See notes to Consolidated Financial Statements.

Eaton Vance Corp.
Consolidated Balance Sheets (unaudited) (continued)

	July 31,	October 31,
(in thousands, except share data)	2020	2019

Liabilities, Temporary Equity and Permanent Equity

Liabilities:

Accrued compensation	$173,311	$240,722
Accounts payable and accrued expenses	71,063	89,984
Dividend payable	55,600	55,177
Debt	621,139	620,513
Operating lease liabilities	306,493	-
Liabilities of consolidated CLO entities:
Senior and subordinated note obligations	1,170,800	1,617,095
Other liabilities	298,282	51,122
Other liabilities	24,912	108,982
Total liabilities	2,721,600	2,783,595

Commitments and contingencies (Note 19)	nil	nil

Temporary Equity:

Redeemable non-controlling interests	185,510	285,915
Total temporary equity	185,510	285,915

Permanent Equity:

Voting Common Stock, par value $0.00390625 per share:
Authorized, 1,280,000 shares
Issued and outstanding, 464,716 and 422,935 shares,
respectively	2	2
Non-Voting Common Stock, par value $0.00390625 per share:
Authorized, 190,720,000 shares
Issued and outstanding, 114,173,283 and 113,143,567 shares,
respectively	446	442
Additional paid-in capital	49,122	-
Notes receivable from stock option exercises	(7,153)	(8,447)
Accumulated other comprehensive loss	(63,132)	(58,317)
Retained earnings	1,296,002	1,250,439
Total Eaton Vance Corp. shareholders' equity	1,275,287	1,184,119
Non-redeemable non-controlling interests	-	-
Total permanent equity	1,275,287	1,184,119
Total liabilities, temporary equity and permanent equity	$4,182,397	$4,253,629

See notes to Consolidated Financial Statements.

Eaton Vance Corp.
Consolidated Statements of Income (unaudited)
	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(in thousands, except per share data)	2020	2019	2020	2019
Revenue:
Management fees	$369,198	$375,747	$1,118,120	$1,085,881
Distribution and underwriter fees	18,141	21,281	58,841	64,425
Service fees	32,322	31,855	96,818	90,801
Other revenue	1,158	2,352	5,505	8,405
Total revenue	420,819	431,235	1,279,284	1,249,512
Expenses:
Compensation and related costs	156,780	158,642	477,834	466,072
Distribution expense	32,198	38,070	105,734	111,508
Service fee expense	28,266	28,037	84,669	79,475
Amortization of deferred sales commissions	6,329	5,644	18,586	16,762
Fund-related expenses	9,545	9,715	31,509	29,320
Other expenses	56,480	53,992	173,056	160,937
Total expenses	289,598	294,100	891,388	864,074
Operating income	131,221	137,135	387,896	385,438
Non-operating income (expense):
Gains (losses) and other investment income, net	33,671	14,846	(751)	35,885
Interest expense	(5,888)	(5,888)	(18,140)	(17,907)
Other income (expense) of consolidated CLO entities:
Gains and other investment income, net	14,440	18,260	25,162	45,495
Interest and other expense	(9,912)	(21,748)	(38,955)	(40,905)
Total non-operating income (expense)	32,311	5,470	(32,684)	22,568
Income before income taxes and equity in net
income (loss) of affiliates	163,532	142,605	355,212	408,006
Income taxes	(36,899)	(36,304)	(91,494)	(100,998)
Equity in net income (loss) of affiliates, net of tax	(100,244)	2,235	(96,438)	6,918
Net income	26,389	108,536	167,280	313,926
Net (income) loss attributable to non-controlling and
other beneficial interests	(27,982)	(6,315)	7,170	(23,097)
Net income (loss) attributable to
Eaton Vance Corp. shareholders	$(1,593)	$102,221	$174,450	$290,829
Earnings (loss) per share:
Basic	$(0.01)	$0.94	$1.60	$2.63
Diluted	$(0.01)	$0.90	$1.55	$2.54
Weighted average shares outstanding:
Basic	109,183	109,111	109,255	110,553
Diluted	111,694	113,464	112,879	114,510

See notes to Consolidated Financial Statements.

Eaton Vance Corp.
Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(in thousands)	2020	2019	2020	2019

Net income	$26,389	$108,536	$167,280	$313,926
Other comprehensive income (loss):
Amortization of net losses on cash flow hedges,
net of tax	(25)	(23)	(74)	(73)
Foreign currency translation adjustments	5,818	1,703	(4,741)	(2,967)
Other comprehensive income (loss), net of tax	5,793	1,680	(4,815)	(3,040)

Total comprehensive income	32,182	110,216	162,465	310,886
Comprehensive (income) loss attributable to non-controlling
and other beneficial interests	(27,982)	(6,315)	7,170	(23,097)
Total comprehensive income attributable to
Eaton Vance Corp. shareholders	$4,200	$103,901	$169,635	$287,789

See notes to Consolidated Financial Statements.

Eaton Vance Corp.
Consolidated Statements of Shareholders' Equity (unaudited)

	Three Months Ended July 31, 2020
	Permanent Equity								Temporary Equity
(in thousands)	Voting Common Stock	Non-Voting Common Stock	Additional Paid-In Capital	Notes Receivable from Stock Option Exercises	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-Redeemable Non- Controlling Interests	Total Permanent Equity	Redeemable Non-Controlling Interests
Balance, April 30, 2020	$2	$445	$12,094	$(7,070)	$(68,925)	$1,340,559	$-	$1,277,105	$211,135
Net income (loss)	-	-	-	-	-	(1,593)	182	(1,411)	27,800
Other comprehensive income, net of tax	-	-	-	-	5,793	-	-	5,793	-
Dividends declared ($0.375 per share)	-	-	-	-	-	(42,964)	-	(42,964)	-
Issuance of Non-Voting Common Stock:
On exercise of stock options	-	1	5,935	(246)	-	-	-	5,690	-
Under employee stock purchase plans	-	-	1,380	-	-	-	-	1,380	-
Under employee stock purchase incentive plan	-	-	821	-	-	-	-	821	-
Stock-based compensation	-	-	25,347	-	-	-	-	25,347	-
Tax expense associated with non-controlling interests	-	-	(15)	-	-	-	-	(15)	-
Repurchase of Voting Common Stock	-	-	(145)	-	-	-	-	(145)	-
Repurchase of Non-Voting Common Stock	-	-	(1,312)	-	-	-	-	(1,312)	-
Principal repayments on notes receivable
from stock option exercises	-	-	-	163	-	-	-	163	-
Net subscriptions (redemptions/distributions)
of non-controlling interest holders	-	-	-	-	-	-	(182)	(182)	125,491
Net consolidations (deconsolidations) of
sponsored investment funds	-	-	-	-	-	-	-	-	(173,899)
Changes in redemption value of non-controlling
interests redeemable at fair value	-	-	5,017	-	-	-	-	5,017	(5,017)
Balance, July 31, 2020	$2	$446	$49,122	$(7,153)	$(63,132)	$1,296,002	$-	$1,275,287	$185,510

See notes to Consolidated Financial Statements.

Eaton Vance Corp.
Consolidated Statements of Shareholders' Equity (unaudited) (continued)

	Three Months Ended July 31, 2019
	Permanent Equity								Temporary Equity
(in thousands)	Voting Common Stock	Non-Voting Common Stock	Additional Paid-In Capital	Notes Receivable from Stock Option Exercises	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-Redeemable Non- Controlling Interests	Total Permanent Equity	Redeemable Non-Controlling Interests
Balance, April 30, 2019	$2	$446	$-	$(7,820)	$(61,615)	$1,157,970	$1,049	$1,090,032	$340,176
Net income	-	-	-	-	-	102,221	494	102,715	5,821
Other comprehensive income, net of tax	-	-	-	-	1,680	-	-	1,680	-
Dividends declared ($0.35 per share)	-	-	-	-	-	(39,626)	-	(39,626)	-
Issuance of Non-Voting Common Stock:
On exercise of stock options	-	1	11,371	(286)	-	-	-	11,086	-
Under employee stock purchase plans	-	-	1,606	-	-	-	-	1,606	-
Under employee stock purchase incentive plan	-	1	812	-	-	-	-	813	-
Stock-based compensation	-	-	23,420	-	-	-	-	23,420	-
Tax expense associated with non-controlling interests	-	-	(30)	-	-	-	-	(30)	-
Repurchase of Non-Voting Common Stock	-	(6)	(36,460)	-	-	(24,790)	-	(61,256)	-
Principal repayments on notes receivable
from stock option exercises	-	-	-	187	-	-	-	187	-
Net subscriptions (redemptions/distributions)
of non-controlling interest holders	-	-	-	-	-	-	(501)	(501)	15,529
Net consolidations (deconsolidations) of
sponsored investment funds	-	-	-	-	-	-	-	-	(16,082)
Changes in redemption value of non-controlling
interests redeemable at fair value	-	-	(719)	-	-	-	-	(719)	719
Balance, July 31, 2019	$2	$442	$-	$(7,919)	$(59,935)	$1,195,775	$1,042	$1,129,407	$346,163

See notes to Consolidated Financial Statements.

Eaton Vance Corp.
Consolidated Statements of Shareholders' Equity (unaudited) (continued)

	Nine Months Ended July 31, 2020
	Permanent Equity								Temporary Equity
(in thousands)	Voting Common Stock	Non-Voting Common Stock	Additional Paid-In Capital	Notes Receivable from Stock Option Exercises	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-Redeemable Non- Controlling Interests	Total Permanent Equity	Redeemable Non-Controlling Interests
Balance, November 1, 2019	$2	$442	$-	$(8,447)	$(58,317)	$1,250,439	$-	$1,184,119	$285,915
Net income (loss)	-	-	-	-	-	174,450	548	174,998	(7,718)
Other comprehensive loss, net of tax	-	-	-	-	(4,815)	-	-	(4,815)	-
Dividends declared ($1.125 per share)	-	-	-	-	-	(128,887)	-	(128,887)	-
Issuance of Voting Common Stock	-	-	581	-	-	-	-	581	-
Issuance of Non-Voting Common Stock:
On exercise of stock options	-	6	52,344	(1,327)	-	-	-	51,023	-
Under employee stock purchase plans	-	-	3,037	-	-	-	-	3,037	-
Under employee stock purchase incentive plan	-	1	3,787	-	-	-	-	3,788	-
Under restricted stock plan, net of forfeitures	-	6	-	-	-	-	-	6	-
Stock-based compensation	-	-	76,298	-	-	-	-	76,298	-
Tax benefit of non-controlling interest repurchases	-	-	2,494	-	-	-	-	2,494	-
Repurchase of Voting Common Stock	-	-	(145)	-	-	-	-	(145)	-
Repurchase of Non-Voting Common Stock	-	(9)	(98,900)	-	-	-	-	(98,909)	-
Principal repayments on notes receivable
from stock option exercises	-	-	-	2,621	-	-	-	2,621	-
Net subscriptions (redemptions/distributions)
of non-controlling interest holders	-	-	-	-	-	-	(548)	(548)	243,417
Net consolidations (deconsolidations) of
sponsored investment funds	-	-	-	-	-	-	-	-	(326,478)
Changes in redemption value of non-controlling
interests redeemable at fair value	-	-	9,626	-	-	-	-	9,626	(9,626)
Balance, July 31, 2020	$2	$446	$49,122	$(7,153)	$(63,132)	$1,296,002	$-	$1,275,287	$185,510

See notes to Consolidated Financial Statements.

Eaton Vance Corp.
Consolidated Statements of Shareholders' Equity (unaudited) (continued)

	Nine Months Ended July 31, 2019
	Permanent Equity								Temporary Equity
(in thousands)	Voting Common Stock	Non-Voting Common Stock	Additional Paid-In Capital	Notes Receivable from Stock Option Exercises	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-Redeemable Non- Controlling Interests	Total Permanent Equity	Redeemable Non-Controlling Interests
Balance, November 1, 2018	$2	$455	$17,514	$(8,057)	$(53,181)	$1,150,698	$1,000	$1,108,431	$335,097
Cumulative effect adjustment upon adoption
of new accounting standard (ASU 2016-01)	-	-	-	-	(3,714)	3,714	-	-	-
Net income	-	-	-	-	-	290,829	1,356	292,185	21,741
Other comprehensive loss, net of tax	-	-	-	-	(3,040)	-	-	(3,040)	-
Dividends declared ($1.05 per share)	-	-	-	-	-	(120,051)	-	(120,051)	-
Issuance of Non-Voting Common Stock:
On exercise of stock options	-	3	23,400	(534)	-	-	-	22,869	-
Under employee stock purchase plans	-	-	3,199	-	-	-	-	3,199	-
Under employee stock purchase incentive plan	-	1	4,201	-	-	-	-	4,202	-
Under restricted stock plan, net of forfeitures	-	7	-	-	-	-	-	7	-
Stock-based compensation	-	-	67,967	-	-	-	-	67,967	-
Tax benefit of non-controlling interest repurchases	-	-	929	-	-	-	-	929	-
Repurchase of Non-Voting Common Stock	-	(24)	(115,347)	-	-	(129,415)	-	(244,786)	-
Principal repayments on notes receivable
from stock option exercises	-	-	-	672	-	-	-	672	-
Net subscriptions (redemptions/distributions)
of non-controlling interest holders	-	-	-	-	-	-	(1,342)	(1,342)	59,448
Net consolidations (deconsolidations) of
sponsored investment funds	-	-	-	-	-	-	-	-	(67,994)
Reclass to temporary equity	-	-	-	-	-	-	28	28	(28)
Purchase of non-controlling interests	-	-	-	-	-	-	-	-	(3,964)
Changes in redemption value of non-controlling
interests redeemable at fair value	-	-	(1,863)	-	-	-	-	(1,863)	1,863
Balance, July 31, 2019	$2	$442	$-	$(7,919)	$(59,935)	$1,195,775	$1,042	$1,129,407	$346,163

See notes to Consolidated Financial Statements.

Eaton Vance Corp.
Consolidated Statements of Cash Flows (unaudited)
	Nine Months Ended
	July 31,
(in thousands)	2020	2019

Cash Flows From Operating Activities:
Net income	$167,280	$313,926
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	17,407	18,029
Amortization of deferred sales commissions	18,586	16,761
Stock-based compensation	76,298	67,967
Deferred income taxes	11,326	9,109
Net (gains) losses on investments and derivatives	21,855	(3,509)
Equity in net (income) loss of affiliates, net of tax	96,438	(6,918)
Dividends received from affiliates	4,689	8,221
Non-cash operating lease expense	12,938	-
Consolidated CLO entities’ operating activities:
Net losses on bank loans, other investments and note obligations	30,507	3,400
Amortization of bank loan investments	(2,937)	(825)
(Increase) decrease in other assets, net of other liabilities	(8,375)	11,116
Increase (decrease) in cash due to initial consolidation (deconsolidation) of
CLO entities	(4,606)	19,009
Changes in operating assets and liabilities:
Management fees and other receivables	6,881	2,572
Short-term debt securities	146,712	23,300
Investments held by consolidated sponsored funds and separately
managed accounts	(263,815)	(17,998)
Deferred sales commissions	(22,997)	(20,457)
Other assets	14,736	7,316
Accrued compensation	(67,602)	(57,203)
Accounts payable and accrued expenses	(1,857)	(1,107)
Operating lease liabilities	(12,941)	-
Other liabilities	14,274	(12,797)
Net cash provided by operating activities	254,797	379,912

Cash Flows From Investing Activities:
Additions to equipment and leasehold improvements	(15,626)	(29,977)
Proceeds from sale of investments	16,282	13,874
Purchase of investments	(146)	(1,481)
Proceeds from sale of investments in CLO entity note obligations	27,258	-
Purchase of investments in CLO entity note obligations	-	(54,352)
Consolidated CLO entities’ investing activities:
Proceeds from sale of bank loans and other investments	557,889	352,375
Purchase of bank loans and other investments	(570,004)	(908,752)
Net cash provided by (used for) investing activities	15,653	(628,313)

See notes to Consolidated Financial Statements.

Eaton Vance Corp.
Consolidated Statements of Cash Flows (unaudited) (continued)
	Nine Months Ended
	July 31,
(in thousands)	2020	2019
Cash Flows From Financing Activities:
Purchase of additional non-controlling interest	$(8,372)	$(18,098)
Proceeds from line of credit	300,000	-
Repayment of line of credit	(300,000)	-
Line of credit issuance costs	-	(930)
Proceeds from issuance of Voting Common Stock	581	-
Proceeds from issuance of Non-Voting Common Stock	57,854	30,277
Repurchase of Voting Common Stock	(145)	-
Repurchase of Non-Voting Common Stock	(112,579)	(257,922)
Principal repayments on notes receivable from stock option exercises	2,621	672
Dividends paid	(128,350)	(121,083)
Net subscriptions received from (redemptions/distributions paid to)
non-controlling interest holders	242,322	57,997
Consolidated CLO entities’ financing activities:
Proceeds from line of credit	-	197,915
Repayment of line of credit	-	(197,915)
Issuance of senior and subordinated notes obligations	-	404,477
Principal repayments of senior and subordinated note obligations	(375)	-
Net cash provided by financing activities	53,557	95,390
Effect of currency rate changes on cash and cash equivalents	(1,101)	(2,454)
Net increase (decrease) in cash, cash equivalents and restricted cash	322,906	(155,465)
Cash, cash equivalents and restricted cash, beginning of period	653,345	866,075
Cash, cash equivalents and restricted cash, end of period	$976,251	$710,610

Supplemental Cash and Restricted Cash Flow Information:
Cash paid for interest	$17,795	$17,350
Cash paid for interest by consolidated CLO entities	46,352	23,735
Cash paid for income taxes, net of refunds	87,371	92,944
Supplemental Schedule of Non-Cash Investing and Financing
Transactions:
Increase in equipment and leasehold improvements due to non-cash
additions	$929	$2,726
Operating lease right-of-use assets recognized upon adoption of new
lease guidance	270,040	-
Operating lease liabilities recognized upon adoption of new lease guidance	318,824	-
Operating lease right-of-use assets obtained in exchange for new operating
lease liabilities	517	-
Exercise of stock options through issuance of notes receivable	1,327	534
Decrease in non-controlling interests due to net deconsolidation
of sponsored investment funds	(326,478)	(67,994)
Decrease in bank loans and other investments of consolidated CLO entities
due to unsettled sales	(16,093)	(18,514)
Increase in bank loans and other investments of consolidated CLO entities
due to unsettled purchases	289,289	66,301
Consolidation (Deconsolidation) of CLO Entities:
Increase (decrease) in bank loans and other investments	$(445,569)	$410,853
Increase (decrease) in senior and subordinated note obligations	(421,601)	391,080

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

Leases

Contracts are evaluated at inception to determine whether they are or contain leases. The Company leases certain office space and equipment under non-cancelable operating leases. As leases expire, they are normally renewed or replaced in the ordinary course of business. Lease agreements may contain renewal options exercisable by the Company, rent escalation clauses and/or other incentives provided by the landlord. Renewal options that have been determined to be reasonably certain to be exercised are included in the lease term. Rights and obligations attributable to identified leases with a term in excess of twelve months are recognized on the Company’s Consolidated Balance Sheet in the form of ROU assets and lease liabilities as of the date the underlying assets are available for use, which may be the date the Company gains access to begin leasehold improvements. Lease payments related to short-term leases with a term of twelve months or less are recognized on a straight-line basis as short-term lease expense.

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

ROU assets are initially measured equal to the corresponding lease liabilities, adjusted for any lease incentives payable to the Company. Subsequently, the amortization of ROU assets is recognized as a component of operating lease expense. The total cost of operating leases is recognized on a straight-line basis over the life of the related leases and is comprised of imputed interest on lease liabilities measured using the effective interest method and amortization of the ROU asset. Variable lease payments are primarily related to services such as common-area maintenance and utilities, property taxes and insurance and are recognized as variable lease expense when incurred.

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

2. Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the Company’s Consolidated Balance Sheets that equal the total of the same such amounts presented in the Consolidated Statements of Cash Flows:

	July 31,	October 31,
(in thousands)	2020	2019
Cash and cash equivalents	$878,875	$557,668
Restricted cash of consolidated sponsored funds included in investments	25,067	37,905
Restricted cash included in assets of consolidated CLO entities, cash	51,854	48,704
Restricted cash included in other assets	20,455	9,068
Total cash, cash equivalents and restricted cash presented
in the Consolidated Statement of Cash Flows	$976,251	$653,345

3.  Investments

The following is a summary of investments:

(in thousands)	July 31,	October 31,
	2020	2019
Investments held at fair value:
Short-term debt securities	$150,520	$297,845
Debt and equity securities held by consolidated sponsored funds	346,134	514,072
Debt and equity securities held in separately managed accounts	88,638	76,662
Non-consolidated sponsored funds and other	15,186	10,329
Total investments held at fair value	600,478	898,908
Investments held at cost	20,928	20,904
Investments in non-consolidated CLO entities	1,365	1,417
Investments in equity method investees	34,673	139,510
Total investments(1)	$657,444	$1,060,739

(1)	Excludes bank loans and other investments held by consolidated CLO entities, which are discussed in Note 4.

Investments held at fair value

The Company recognized gains (losses) related to debt and equity securities held at fair value within gains (losses) and other investment income, net, in the Company’s Consolidated Statements of Income as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(in thousands)	2020	2019	2020	2019
Realized gains (losses) on securities sold	$82	$(298)	$(10,560)	$(531)
Unrealized gains (losses) on investments
held at fair value	36,440	3,156	(8,939)	14,532
Net gains (losses) on investments held at fair value	$36,522	$2,858	$(19,499)	$14,001

Investments held at cost

Investments held at cost primarily include the Company’s equity investment in a wealth management technology firm. At both July 31, 2020 and October 31, 2019, the carrying value of the Company’s investment in the wealth management technology firm was $19.0 million.

Investments in non-consolidated CLO entities

The Company provides investment management services for, and has made direct investments in, CLO entities that it does not consolidate, as described further in Note 4. The Company’s investments in non-consolidated CLO entities are carried at amortized cost unless impaired, at which point they are written down to fair value. At both July 31, 2020 and October 31, 2019, the carrying values of such investments were $1.4 million. At both July 31, 2020 and October 31, 2019, combined assets under management in the pools of non-consolidated CLO entities were $0.4 billion.

The Company did not recognize any impairment losses related to the Company’s investments in non-consolidated CLO entities for the three and nine months ended July 31, 2020 and 2019, respectively.

Investments in equity method investees

The Company has a 49 percent equity interest in Hexavest Inc. (Hexavest), a Montreal, Canada-based investment adviser. During the third quarter of fiscal 2020, the Company recognized an other-than-temporary impairment charge of $100.5 million to write down the carrying amount of its investment in Hexavest to fair value, which is estimated to be $32.7 million as of July 31, 2020. The impairment was recorded as a component of equity in net income of affiliates, net of tax, in the Company’s Consolidated Statement of Income. The decline in fair value reflects net outflows experienced by Hexavest due to client withdrawals and the associated decline in Hexavest’s revenue. The Company determined that the decline in fair value is other-than-temporary due to the magnitude of the difference between the previous carrying value and the estimated fair value of the investment. The Company has no intention of disposing of its investment in Hexavest.

The fair value of the Company’s investment in Hexavest was estimated utilizing two equally weighted valuation approaches, a discounted cash flow methodology under the income approach and a guideline public company methodology under the market approach. The valuations were prepared with the assistance of an independent valuation firm and approved by management. The discounted cash flow methodology estimated future cash flows of Hexavest using revenue forecasts developed at the individual customer level, a long-term projected revenue growth rate of 3 percent and a discount rate of 14.5 percent. The market approach ascribed a value to equity interests in Hexavest by applying a multiple of 6.5 times to Hexavest’s projected earnings before interest, taxes, depreciation, and amortization (EBITDA) for fiscal 2021.

The impairment charge was allocated to investor basis differences using the fair value method. The new basis differences are summarized in the table below.

(in thousands)	July 31,	October 31,
	2020	2019
Equity in net assets of Hexavest	$7,087	$5,466
Definite-lived intangible assets	21,344	19,486
Goodwill	10,005	116,319
Deferred tax liability	(5,763)	(5,243)
Total carrying value	$32,673	$136,028

The Company’s investment in Hexavest is denominated in Canadian dollars and is subject to foreign currency translation adjustments, which are recorded in accumulated other comprehensive income (loss). Apart from the recognition of the impairment charge described above, changes in the carrying value of equity method goodwill are attributable to foreign currency translation adjustments.

In addition to its position in Hexavest, the Company has a seven percent equity interest in a private equity partnership managed by a third party that invests in companies in the financial services industry. The carrying value of this investment was $2.0 million at July 31, 2020 and $3.5 million at October 31, 2019.

During the nine months ended July 31, 2020 and 2019, the Company received dividends of $4.7 million and $8.2 million, respectively, from its investments in equity method investees.

4.  Variable Interest Entities (VIEs)

Investments in VIEs that are consolidated

In the normal course of business, the Company maintains investments in sponsored entities that are considered VIEs to support their launch and marketing. The Company consolidates these sponsored entities if it is the primary beneficiary of the VIE.

Consolidated sponsored funds

The Company invests in sponsored investment companies that meet the definition of a VIE. Underlying investments held by consolidated sponsored funds consist of debt and equity securities and are included in the reported amount of investments on the Company’s Consolidated Balance Sheets at July 31, 2020 and October 31, 2019. Net investment income or (loss) related to consolidated sponsored funds was included in gains (losses) and other investment income, net, in the Company’s Consolidated Statements of Income for all periods presented. The impact of consolidated sponsored funds’ net income or (loss) on net income attributable to Eaton Vance Corp. shareholders was reduced by amounts attributable to non-controlling interest holders, which are recorded in net (income) loss attributable to non-controlling and other beneficial interests in the Company’s Consolidated Statements of Income for all periods presented. The extent of the Company’s exposure to loss with respect to a consolidated sponsored fund is limited to the amount of the Company’s investment in the sponsored fund and any uncollected management and performance fees. The Company is not obligated to provide financial support to sponsored funds. Only the assets of a sponsored fund are available to settle its obligations. Other beneficial interest holders of sponsored funds do not have recourse to the general credit of the Company.

The Company consolidated 16 sponsored funds as of July 31, 2020 and 19 sponsored funds as of October 31, 2019. The following table sets forth the balances related to these funds as well as the Company’s net interest in these funds:

(in thousands)	July 31,	October 31,
	2020	2019
Investments	$346,134	$514,072
Other assets	6,615	16,846
Other liabilities	(9,241)	(35,488)
Redeemable non-controlling interests	(169,901)	(260,681)
Net interest in consolidated sponsored funds	$173,607	$234,749

Consolidated CLO entities

As of July 31, 2020, the Company deemed itself to be the primary beneficiary of three non-recourse securitized CLO entities, namely, Eaton Vance CLO 2019-1 (CLO 2019-1), Eaton Vance CLO 2014-1R (CLO 2014-1R) and Eaton Vance CLO 2013-1 (CLO 2013-1) (collectively, the consolidated securitized CLO entities), and one non-recourse warehouse CLO entity, namely, Eaton Vance CLO 2020-1 (CLO 2020-1). As of October 31, 2019, the Company deemed itself to be the primary beneficiary of four non-recourse securitized CLO entities, namely, CLO 2019-1, Eaton Vance CLO 2018-1 (CLO 2018-1), CLO 2014-1R and CLO 2013-1.

The assets of consolidated CLO entities are held solely as collateral to satisfy the obligations of each entity. The Company has no right to receive benefits from, nor does the Company bear the risks associated with, the assets held by these CLO entities beyond the Company’s investment in these entities. In the event of default, recourse to the Company is limited to its investment in these entities. The Company has not provided any financial or other support to these entities that it was not previously contractually required to provide, and there are neither explicit arrangements nor does the Company hold implicit variable interests that could require the Company to provide any ongoing financial support to these entities. Other beneficial interest holders of consolidated CLO entities do not have any recourse to the Company’s general credit. The Company reports the financial information of consolidated securitized CLO entities on a one-month lag based upon the availability of financial information. The financial information of consolidated warehouse CLO entities is reported as of the end of the Company’s fiscal period.

Consolidated warehouse CLO entity

The Company established CLO 2020-1 as a warehousing phase CLO entity on July 13, 2020. The Company entered into a credit facility agreement with a third-party lender to provide CLO 2020-1 with a non-recourse revolving line of credit of up to $160.0 million upon inception of the entity. The Company contributed a total of $30.0 million in capital to the CLO 2020-1 warehouse during the three months ended July 31, 2020. CLO 2020-1 entered the securitization phase towards the end of the third quarter, but did not close prior to July 31, 2020.

While in the warehousing phase, the Company, acting as collateral manager and subject to the approval of the CLO entity’s third-party lender, used its capital contributions along with the proceeds from the revolving line of credit to accumulate a portfolio of commercial bank loan investments in open-market purchases in an amount sufficient for eventual securitization. The line of credit is secured by the commercial bank loan investments held by the warehouse and initially bears interest at a rate of daily LIBOR plus 1.5 percent per annum, with such interest rate increasing to daily LIBOR plus 2.5 percent per annum in April 2021. There were no outstanding borrowings against the line of credit as of July 31, 2020. The Company does not earn any collateral management fees from CLO 2020-1 during the warehousing phase and will continue to be the collateral manager of the CLO entity during the securitization phase.

As collateral manager, the Company has the unilateral ability to liquidate the CLO 2020-1 warehouse without cause, a right that, by definition, provides the Company with the power to direct the activities that most significantly affect the economic performance of the entity. The Company’s investment in the warehouse serves as first-loss protection to the third-party lender and provides the Company with an obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the entity. Accordingly, the Company deems itself to be the primary beneficiary of CLO 2020-1, as it has both power and economics, and began consolidating the entity from establishment of the warehouse on July 13, 2020.

Subsequent event – CLO 2020-1 securitization

The securitization of CLO 2020-1 closed on August 25, 2020. Upon closing, proceeds from the issuance of senior and subordinated note obligations were used to purchase the warehouse bank loans, repay the third-party revolving line of credit and return the Company’s total capital contributions of $30.0 million.

The Company acquired 100 percent of the subordinated notes issued by CLO 2020-1 at closing for $39.5 million and will provide collateral management services to this CLO entity in exchange for a collateral management fee. The Company deems itself to be the primary beneficiary of CLO 2020-1, as it has both power and economics, and began consolidating the securitized entity at closing. CLO 2020-1 had total assets of approximately $450 million at closing.

Consolidated securitized CLO entities

As of July 31, 2020, the Company continues to deem itself to be the primary beneficiary of CLO 2019-1, CLO 2014-1R and CLO 2013-1 as it has both power and economics by virtue of its role as collateral manager and the Company’s 100 percent interest in the subordinated notes of these entities.

On January 15, 2020, the Company sold its 93 percent interest in the subordinated notes of CLO 2018-1 to an unrelated third party for $27.3 million and recognized a loss of $7.2 million upon the sale. The loss is included within gains and other investment income, net of consolidated CLO entities in the Company’s Consolidated Statement of Income for the nine months ended July 31, 2020. Although the Company continues to serve as collateral manager of the entity, the Company concluded that, subsequent to the sale of the subordinated notes, it no longer has an obligation to absorb the losses of, or the rights to receive benefits from, CLO 2018-1 that could potentially be significant to the entity. As a result, the Company concluded that it was no longer the primary beneficiary of CLO 2018-1 upon the sale of the subordinated interests of the entity on January 15, 2020 and deconsolidated the entity as of that date.

The Company applies the measurement alternative to ASC 820 for collateralized financing entities upon initial consolidation and for subsequent measurement of securitized CLO entities consolidated by the Company. The Company determined that the fair value of the financial assets of these entities is more observable than the fair value of the financial liabilities. Through the application of the measurement alternative, the fair value of the financial liabilities of these entities is measured as the difference between the fair value of the financial assets and the fair value of the Company’s beneficial interests in these entities, which include the subordinated interests held by the Company and any accrued management fees due to the Company. The fair value of the subordinated notes held by the Company is determined primarily based on an income approach, which projects the cash flows of the CLO assets using projected default, prepayment, recovery and discount rates, as well as observable assumptions about market yields, callability and other market factors. An appropriate discount rate is then applied to determine the discounted cash flow valuation of the subordinated notes. Aggregate disclosures for the securitized CLO entities consolidated by the Company as of July 31, 2020 and October 31, 2019 are provided below.

The following table presents the balances attributable to the consolidated securitized CLO entities and the consolidated warehouse CLO entity that were included on the Company’s Consolidated Balance Sheets:

	July 31,		October 31,
	2020		2019
	Consolidated Securitized CLO Entities	Consolidated Warehouse CLO Entity	Consolidated Securitized CLO Entities
(in thousands)
Assets of consolidated CLO entities:
Cash	$34,866	$16,988	$48,704
Bank loans and other investments	1,216,777	267,894	1,704,270
Receivable for pending bank loan sales	15,919	174	24,193
Other assets	2,966	86	3,846
Liabilities of consolidated CLO entities:
Senior and subordinated note obligations	1,170,800	-	1,617,095
Payable for pending bank loan purchases	34,397	254,892	33,985
Other liabilities	8,993	-	17,137
Total beneficial interests	$56,338	$30,250	$112,796

Although the Company’s beneficial interests in the consolidated securitized CLO entities are eliminated upon consolidation, the application of the measurement alternative results in the Company’s total beneficial interests in these entities of $56.3 million and $112.8 million at July 31, 2020 and October 31, 2019, respectively, being equal to the net amount of the consolidated CLO entities’ assets and liabilities included on the Company’s Consolidated Balance Sheets.

The collateral assets held by consolidated CLOs primarily consist of senior secured bank loan investments. Bank loan investments held in these collateral pools, which are diversified by industry, mature at various dates between 2020 and 2028 and pay interest at LIBOR plus a spread of up to 13.8 percent. Approximately 1.3 percent of the collateral assets held by consolidated CLO entities were in default as of July 31, 2020. Additional disclosure of the fair values of assets and liabilities of consolidated CLO entities that are measured at fair value on a recurring basis is included in Note 6.

The consolidated securitized CLO entities held notes payable with a total par value of $1.8 billion at July 31, 2020, consisting of senior secured floating-rate notes payable with a par value of $1.6 billion and subordinated notes with a par value of $162.1 million. These note obligations bear interest at variable rates based on LIBOR plus a pre-defined spread ranging from 0.7 percent to 8.5 percent. The principal amounts outstanding of these note obligations mature on dates ranging from January 2028 to July 2030.

The following table presents the balances attributable to consolidated securitized CLO entities included in the Company’s Consolidated Statements of Income:

	Consolidated Securitized CLO Entities
	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(in thousands)	2020	2019	2020	2019
Other income (expense) of consolidated
CLO entities:
Gains (losses) and other investment
income, net	$14,190	$20,254	$24,912	$42,187
Interest and other expense	(9,912)	(21,490)	(38,955)	(39,415)
Net gain (loss) attributable to the Company	$4,278	$(1,236)	$(14,043)	$2,772

The Company recognized net income of $0.2 million from a consolidated warehouse CLO entity in both the three and nine months ended July 31, 2020. The Company recognized net losses of $2.3 million and net income of $1.8 million from a consolidated warehouse CLO entity in the three and nine months ended July 31, 2019, respectively.

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
Economic interests in consolidated
securitized CLO entities:
Distributions received and gains (losses)
on senior and subordinated interests
held by the Company	$2,857	$(2,943)	$(18,810)	$(1,072)
Management fees	1,421	1,707	4,767	3,844
Total economic interests	$4,278	$(1,236)	$(14,043)	$2,772

Investments in VIEs that are not consolidated

Sponsored funds

The Company classifies its investments in certain sponsored funds that are considered VIEs as equity securities when it is not considered the primary beneficiary of these VIEs. The Company provides aggregated disclosures with respect to these non-consolidated sponsored fund VIEs in Note 3 and Note 6.

Non-consolidated CLO entities

The Company is not deemed the primary beneficiary of certain CLO entities in which it holds variable interests and is the collateral manager of the entity. In developing its conclusion that it is not the primary beneficiary of these entities, the Company determined that, although it has variable interests in each such CLO by virtue of its beneficial ownership interest, these interests neither individually nor in the aggregate represent an obligation to absorb losses of, or a right to receive benefits from, any such entity that could potentially be significant to that entity.

The Company’s maximum exposure to loss with respect to these non-consolidated CLO entities is limited to the carrying value of its investments in, and collateral management fees receivable from, these entities as of July 31, 2020. The Company held investments in these entities totaling $1.4 million on both July 31, 2020 and October 31, 2019. Collateral management fees receivable for these entities totaled $0.1 million on both July 31, 2020 and October 31, 2019. Other investors in these CLO entities have no recourse against the Company for any losses sustained. The Company did not provide any financial or other support to these entities that it was not previously contractually required to provide in any of the fiscal periods presented. Income from these entities is recorded as a component of gains (losses) and other investment income, net, in the Company’s Consolidated Statements of Income, based upon projected investment yields. Additional information regarding the Company’s investment in non-consolidated CLO entities, as well as the combined assets under management in the pools of non-consolidated CLO entities, is included in Note 3.

Other entities

The Company holds variable interests in, but is not deemed to be the primary beneficiary of, certain sponsored privately offered equity funds with total assets of $30.3 billion and $26.3 billion on July 31, 2020 and October 31, 2019, respectively. The Company’s variable interests in these entities consist of the Company’s direct ownership therein, which in each case is insignificant relative to the total ownership of the fund, and any investment advisory fees earned but uncollected. The Company’s maximum exposure to loss with respect to these managed entities is limited to the carrying value of its investments in, and investment advisory fees receivable from, these entities as of July 31, 2020. The Company held investments in these entities totaling $0.6 million and $0.5 million on July 31, 2020 and October 31, 2019, respectively, and investment advisory fees receivable totaling $1.8 million and $1.3 million on July 31, 2020 and October 31, 2019, respectively. The Company did not provide any financial or other support to these entities that it was not contractually required to provide in any of the periods presented. The Company does not consolidate these VIEs because it does not have the obligation to absorb losses of, or the right to receive benefits from, these VIEs that could potentially be significant to these VIEs.

The Company’s investments in privately offered equity funds are carried at fair value and included in non-consolidated sponsored funds and other, which are disclosed as a component of investments in Note 3.

The Company also holds a variable interest in, but is not deemed to be the primary beneficiary of, a private equity partnership managed by a third party that invests in companies in the financial services industry. The Company’s variable interest in this entity consists of the Company’s direct ownership in the private equity partnership, equal to $2.0 million and $3.5 million on July 31, 2020 and October 31, 2019, respectively. The Company did not provide any financial or other support to this entity. The Company’s risk of loss with respect to the private equity partnership is limited to the carrying value of its investment in the entity as of July 31, 2020. The Company does not consolidate this VIE because the Company does not hold the power to direct the activities that most significantly affect the VIE.

The Company’s investment in the private equity partnership is accounted for as an equity method investment and disclosures related to this entity are included in Note 3 under the heading Investments in equity method investees.

5. Derivative Financial Instruments

Derivative financial instruments designated as cash flow hedges

In fiscal 2017, the Company entered into a Treasury lock transaction in connection with the offering of its 2027 Senior Notes. The Company concurrently designated the Treasury lock as a cash flow hedge to mitigate its exposure to variability in the forecasted semi-annual interest payments and recorded a loss of $0.4 million, in other comprehensive income (loss), net of tax. The Company reclassified approximately $17,000 and $51,000 of the loss into interest expense during both the three and nine months ended July 31, 2020 and 2019, respectively, and will reclassify the remaining $0.5 million loss as of July 31, 2020 to earnings over the remaining term of the debt. During the next twelve months, the Company expects to reclassify approximately $68,000 of the unamortized loss.

In fiscal 2013, the Company entered into a forward-starting interest rate swap in connection with the offering of its 2023 Senior Notes and recorded a gain in other comprehensive income (loss), net of tax. The Company reclassified $50,000 and $0.2 million of the gain into interest expense during both the three and nine months ended July 31, 2020 and 2019, respectively, and will reclassify the remaining $0.6 million gain as of July 31, 2020 to earnings over the remaining term of the debt. During the next twelve months, the Company expects to reclassify approximately $0.2 million of the unamortized gain.

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

Excluding derivative financial instruments held by consolidated sponsored funds, the Company was party to the following derivative financial instruments:

	July 31, 2020		October 31, 2019
	Number of Contracts	Notional Value (in millions)	Number of Contracts	Notional Value (in millions)
Stock index futures	962	$82.7	1,370	$108.3
Total return swaps	2	$87.0	2	$84.0
Interest rate swaps	-	$-	6	$24.4
Credit default swaps	1	$18.8	1	$8.0
Foreign exchange contracts	14	$10.9	26	$56.4
Commodity futures	-	$-	415	$15.2
Currency futures	-	$-	231	$24.0
Interest rate futures	53	$7.0	151	$22.3

The derivative contracts outstanding and associated notional values at July 31, 2020 and October 31, 2019 are representative of derivative balances throughout each respective period.

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

	July 31, 2020		October 31, 2019
(in thousands)	Other Assets	Other Liabilities	Other Assets	Other Liabilities
Stock index futures	$-	$4,398	$615	$1,841
Total return swaps	1,674	1,065	396	114
Interest rate swaps	-	-	61	235
Credit default swaps	731	-	360	-
Foreign exchange contracts	87	195	51	615
Commodity futures	-	-	319	334
Currency futures	-	-	128	153
Interest rate futures	-	53	144	22
Total	$2,492	$5,711	$2,074	$3,314

The Company may provide cash collateral to, or receive cash collateral from, certain counterparties to satisfy margin requirements for derivative positions that are classified as restricted cash. At July 31, 2020 and October 31, 2019, restricted cash collateral balances for derivative positions included in other assets on the Company’s Consolidated Balance Sheets were $18.3 million and $7.5 million, respectively. At July 31, 2020 and October 31, 2019, payables to counterparties for collateral balances received related to derivative positions included in other liabilities on the Company’s Consolidated Balance Sheets were $1.6 million and $0, respectively.

The Company recognized the following gains (losses) on derivative financial instruments within gains (losses) and other investment income, net, in the Company’s Consolidated Statements of Income:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(in thousands)	2020	2019	2020	2019
Stock index futures	$(9,589)	$856	$2,696	$(5,041)
Total return swaps	(5,375)	(596)	1,023	(5,547)
Interest rate swaps	(85)	-	(437)	-
Credit default swaps	(488)	(135)	(14)	(280)
Foreign exchange contracts	(1,273)	(1,609)	493	(1,548)
Commodity futures	(101)	110	1,027	(913)
Currency futures	(126)	633	832	1,923
Interest rate futures	(6)	(1,007)	(133)	(1,909)
Net gains (losses)	$(17,043)	$(1,748)	$5,487	$(13,315)

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

6.  Fair Value of Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables summarize financial assets and liabilities measured at fair value on a recurring basis and their assigned levels within the valuation hierarchy:

July 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Other Assets Not Held at Fair Value	Total
Financial assets:
Cash equivalents	$8,094	$499,577	$-	$-	$507,671
Investments held at fair value:
Debt securities:
Short-term	-	150,520	-	-	150,520
Held by consolidated sponsored funds	-	157,957	-	-	157,957
Held in separately managed accounts	-	56,719	-	-	56,719
Equity securities:
Held by consolidated sponsored funds	54,189	133,988	-	-	188,177
Held in separately managed accounts	31,827	92	-	-	31,919
Non-consolidated sponsored funds
and other	14,599	587	-	-	15,186
Investments held at cost(1)	-	-	-	20,928	20,928
Investments in non-consolidated CLO
entities(2)	-	-	-	1,365	1,365
Investments in equity method investees(1)(3)	-	-	-	34,673	34,673
Derivative instruments	-	2,492	-	-	2,492
Assets of consolidated CLO entities:
Bank loans and other investments	-	1,483,955	716	-	1,484,671
Total financial assets	$108,709	$2,485,887	$716	$56,966	$2,652,278

Financial liabilities:
Derivative instruments	$-	$5,711	$-	$-	$5,711
Liabilities of consolidated CLO entities:
Senior and subordinated note obligations	-	1,170,800	-	-	1,170,800
Total financial liabilities	$-	$1,176,511	$-	$-	$1,176,511

October 31, 2019
(in thousands)	Level 1	Level 2	Level 3	Other Assets Not Held at Fair Value	Total
Financial assets:
Cash equivalents	$24,640	$157,267	$-	$-	$181,907
Investments held at fair value:
Debt securities:
Short-term	-	297,845	-	-	297,845
Held by consolidated sponsored funds	-	330,966	-	-	330,966
Held in separately managed accounts	-	55,426	-	-	55,426
Equity securities:
Held by consolidated sponsored funds	70,646	112,460	-	-	183,106
Held in separately managed accounts	21,168	68	-	-	21,236
Non-consolidated sponsored funds
and other	9,814	515	-	-	10,329
Investments held at cost(1)	-	-	-	20,904	20,904
Investments in non-consolidated CLO
entities(2)	-	-	-	1,417	1,417
Investments in equity method investees(1)	-	-	-	139,510	139,510
Derivative instruments	-	2,075	-	-	2,075
Assets of consolidated CLO entities:
Bank loans and other investments	-	1,702,769	1,501	-	1,704,270
Total financial assets	$126,268	$2,659,391	$1,501	$161,831	$2,948,991

Financial liabilities:
Derivative instruments	$-	$3,314	$-	$-	$3,314
Liabilities of consolidated CLO entities:
Senior and subordinated note obligations	-	1,617,095	-	-	1,617,095
Total financial liabilities	$-	$1,620,409	$-	$-	$1,620,409

(1) These investments are not measured at fair value in accordance with U.S. GAAP.

(2) Investments in non-consolidated CLO entities are carried at amortized cost unless facts or circumstances indicate that the investments have been impaired, at which time the investments are written down to fair value as measured using level 3 inputs.

(3) The reported amount of investments in equity method investees primarily includes the Company’s investment in Hexavest. As discussed further in Note 3, at July 31, 2020, the Company recognized an other-than-temporary impairment charge to write down the carrying amount of this investment to its fair value of $32.7 million. The recognition of this impairment resulted in a new cost basis to which the equity method of accounting will continue to be applied.

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

Equity investments in non-consolidated mutual funds are valued using the published net asset value per share and are classified as Level 1 within the fair value measurement hierarchy. Sponsored private open-end funds are not listed on an active exchange but calculate a net asset value per share (or equivalent) as of the

Company’s reporting date in a manner consistent with mutual funds. The Company’s investments therein do not have any redemption restrictions and are not probable of being sold at an amount different from their calculated net asset value per share (or equivalent). Accordingly, investments in sponsored private open-end funds are measured at fair value based on the net asset value per share (or equivalent) of the investment as a practical expedient and are categorized as Level 2 within the fair value measurement hierarchy. The Company does not have any unfunded commitments related to investments in sponsored private mutual funds at July 31, 2020 and October 31, 2019.

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

Level 3 assets and liabilities

The following table shows a reconciliation of the beginning and ending fair value measurements of assets and liabilities valued on a recurring basis and classified as Level 3 within the fair value measurement hierarchy:

	Bank Loans and Other Investments of Consolidated CLO Entities
	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(in thousands)	2020	2019	2020	2019
Beginning balance	$1,931	$1,138	$1,501	$1,547
Paydowns	(6)	(7)	(19)	(19)
Purchases	14	-	444	-
Sales	(634)	-	(634)	-
Net gains (losses) included in net income	(481)	320	(445)	(77)
Transfers into Level 3(1)	-	-	2,205	-
Transfers out of Level 3(2)	(108)	-	(2,336)	-
Consolidation of CLO entities(3)	-	1,323	-	1,323
Ending balance	$716	$2,774	$716	$2,774

(1)	Transfers into Level 3 were the result of a reduction in the availability of significant observable inputs used in determining the fair value of certain instruments.
(2)	Transfers out of Level 3 were the result of an increase in the availability of significant observable inputs used in determining the fair value of certain instruments.
(3)	Represents Level 3 bank loans and other investments held by consolidated CLO entities upon the initial consolidation of these entities during the period.

Financial Assets and Liabilities Not Measured at Fair Value

Certain financial instruments are not carried at fair value, but their fair value is required to be disclosed. The following is a summary of the carrying amounts and estimated fair values of these financial instruments:

	July 31, 2020			October 31, 2019
(in thousands)	Carrying Value	Fair Value	Fair Value Level	Carrying Value	Fair Value	Fair Value Level
Loan to affiliate	$5,000	$5,000	3	$5,000	$5,000	3
Debt	$621,139	$678,744	2	$620,513	$658,615	2

As discussed in Note 20, on December 23, 2015, Eaton Vance Management Canada Ltd. (EVMC), a wholly-owned subsidiary of the Company, loaned $5.0 million to Hexavest under a term loan agreement to seed a new investment strategy. EVMC’s assets primarily consist of the Company’s 49 percent equity interest in Hexavest. The carrying value of the loan approximates fair value. The fair value is determined annually using a cash flow model that projects future cash flows based upon contractual obligations, to which the Company then applies an appropriate discount rate.

The fair value of the Company’s debt has been determined based on quoted prices in inactive markets.

7. Leases

The components of total operating lease expense included in other expenses in the Company’s Consolidated Statements of Income are as follows:

	Three Months Ended	Nine Months Ended
	July 31,	July 31,
(in thousands)	2020	2020
Operating lease expense	$6,193	$18,697
Variable lease expense	1,391	4,185
Total operating lease expense	$7,584	$22,882

Operating lease liabilities primarily relate to office space leases in the U.S. that expire over various terms through 2039. A maturity analysis of undiscounted operating lease payments not yet paid and additional information related to the total amount of operating lease liabilities reported on the Company’s Consolidated Balance Sheet at July 31, 2020 are as follows:

Year Ending October 31,
(in thousands)	Amount
Remainder of 2020	$6,649
2021	26,791
2022	26,319
2023	25,662
2024	25,633
2025 – thereafter	252,709
Total undiscounted operating lease payments	363,763
Less: Imputed interest to be recognized as operating lease expense	(57,270)
Total operating lease liabilities	$306,493
Weighted average remaining lease term	13.9 years
Weighted average discount rate	2.4%

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

Total indirect profit interests in Atlanta Capital held by non-controlling interest holders issued pursuant to the Atlanta Capital Plan were 8.2 percent at both July 31, 2020 and October 31, 2019. The estimated fair value of these interests was $15.6 million and $25.2 million at July 31, 2020 and October 31, 2019, respectively, and is included as a component of temporary equity on the Consolidated Balance Sheets.

Parametric Portfolio Associates LLC (Parametric)

Parametric Plan

In fiscal 2019 and 2018, the Company exercised a series of call options through which it purchased $0.6 million and $5.9 million, respectively, of profit interests held by non-controlling interest holders of Parametric pursuant to the provisions of the Parametric Portfolio Associates LLC Long-Term Equity Plan (the Parametric Plan). These transactions settled in cash in each of the first quarters of fiscal 2020 and 2019, respectively. As of July 31, 2020 and October 31, 2019, there were no profit interests in Parametric held by non-controlling interest holders issued pursuant to the Parametric Plan.

Parametric Risk Advisors

In November 2013, the non‐controlling interest holders of Parametric Risk Advisors entered into a Unit Acquisition Agreement with Parametric to exchange their remaining 20 percent ownership interests in Parametric Risk Advisors for a 0.8 percent profit interest and a 0.8 percent capital interest in Parametric Portfolio LP (Parametric LP), whose sole asset is ownership interests in Parametric. As a result of this exchange, Parametric Risk Advisors became a wholly‐owned subsidiary of Parametric. In the first quarter of fiscal 2019, the Company exercised a series of call options through which it purchased $4.0 million of profit interests and capital interests held by non-controlling interest holders of Parametric LP. The transaction settled in the first quarter of fiscal 2019. As of July 31, 2020 and October 31, 2019, there were no profit interests or capital interests in Parametric LP held by non-controlling interest holders issued pursuant to the Parametric Risk Advisors Unit Acquisition Agreement.

9. Intangible Assets

The following is a summary of intangible assets:

July 31, 2020
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Client relationships acquired	$134,247	$(118,586)	$15,661
Intellectual property acquired	1,025	(636)	389
Trademark acquired	4,257	(1,759)	2,498
Research system acquired	639	(639)	-
Non-amortizing intangible assets:
Mutual fund management contracts acquired	54,408	-	54,408
Total	$194,576	$(121,620)	$72,956

October 31, 2019
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Client relationships acquired	$134,247	$(115,921)	$18,326
Intellectual property acquired	1,025	(586)	439
Trademark acquired	4,257	(1,558)	2,699
Research system acquired	639	(604)	35
Non-amortizing intangible assets:
Mutual fund management contracts acquired	54,408	-	54,408
Total	$194,576	$(118,669)	$75,907

Amortization expense was $1.0 million for both the three months ended July 31, 2020 and 2019, and $3.0 million and $3.9 million for the nine months ended July 31, 2020 and 2019, respectively. Estimated remaining amortization expense for fiscal 2020 and the next five fiscal years, on a straight-line basis, is as follows:

Estimated
Year Ending October 31,	Amortization
(in thousands)	Expense
Remaining 2020	$856
2021	2,282
2022	2,154
2023	1,754
2024	1,679
2025	1,639

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

The Company borrowed $300.0 million from this credit facility during the second quarter of fiscal 2020 to demonstrate the Company’s ability to generate incremental liquidity if needed. Such borrowings were fully repaid prior to the end of the Company’s second fiscal quarter. The Company recognized interest expense of $0.5 million attributable to borrowings under this credit facility for the nine months ended July 31, 2020. There were no borrowings under this facility during the nine months ended July 31, 2019. As of July 31, 2020 and October 31, 2019, the Company had no borrowings outstanding under its credit facility.

11. Revenue

The following table disaggregates total revenue by source:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(in thousands)	2020	2019	2020	2019
Management fees:
Sponsored funds	$245,072	$256,620	$747,824	$742,750
Separate accounts	124,126	119,127	370,296	343,131
Total management fees	369,198	375,747	1,118,120	1,085,881
Distribution and underwriter fees:
Distribution fees	14,184	15,317	43,182	49,168
Underwriter commissions	3,957	5,964	15,659	15,257
Total distribution and underwriter fees	18,141	21,281	58,841	64,425
Service fees	32,322	31,855	96,818	90,801
Other revenue	1,158	2,352	5,505	8,405
Total revenue	$420,819	$431,235	$1,279,284	$1,249,512

The following table disaggregates total management fee revenue by investment mandate reporting category:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(in thousands)	2020	2019	2020	2019
Equity	$179,996	$180,081	$548,743	$516,290
Fixed income(1)	65,585	62,732	193,046	179,842
Floating-rate income	35,509	48,906	116,132	151,989
Alternative	11,941	15,371	37,753	45,672
Parametric custom portfolios(1)	64,578	57,828	187,921	160,584
Parametric overlay services	11,589	10,829	34,525	31,504
Total management fees	$369,198	$375,747	$1,118,120	$1,085,881

(1) In the first quarter of fiscal 2020, the Company revised its investment mandate reporting categories to classify benchmark-based fixed income separate accounts (formerly classified as fixed income) as Parametric custom portfolios (formerly “portfolio implementation”), which now includes equity, fixed income and multi-asset separate accounts managed by Parametric for which customization is a primary feature. Management fees totaling $10.8 million and $29.5 million have been reclassified from fixed income to Parametric custom portfolios for the three and nine months ended July 31, 2019, respectively. These reclassifications do not affect the amount of total management fees in the prior periods.

Management fees and other receivables reported on the Company’s Consolidated Balance Sheet include $228.0 million and $231.3 million of receivables from contracts with customers at July 31, 2020 and October 31, 2019, respectively. Deferred revenue reported in other liabilities on the Company’s Consolidated Balance Sheet was $5.7 million and $6.3 million at July 31, 2020 and October 31, 2019, respectively. The entire deferred revenue balance at the end of any given reporting period is expected to be recognized as management fee revenue in the subsequent quarter.

12. Stock-Based Compensation Plans

Compensation expense recognized by the Company related to its stock-based compensation plans was as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(in thousands)	2020	2019	2020	2019
Omnibus Incentive Plans:
Restricted shares	$17,649	$14,827	$53,424	$43,327
Stock options	6,589	6,212	18,694	16,774
Deferred stock units	(11)	121	365	860
Employee Stock Purchase Plans	154	179	525	355
Employee Stock Purchase Incentive Plan	91	90	1,057	467
Atlanta Capital Plan	401	569	1,203	1,709
Atlanta Capital Phantom Incentive Plan	455	274	1,355	813
Parametric Plan	-	368	-	1,708
Parametric Phantom Incentive Plan	8	901	40	2,814
Total stock-based compensation expense	$25,336	$23,541	$76,663	$68,827

The total income tax benefit recognized for stock-based compensation arrangements was $6.1 million and $5.7 million for the three months ended July 31, 2020 and 2019, respectively, and $18.6 million and $15.9 million for the nine months ended July 31, 2020 and 2019, respectively.

Restricted shares

A summary of restricted share activity for the nine months ended July 31, 2020 is as follows:

		Weighted-
		Average
		Grant Date
(share figures in thousands)	Shares	Fair Value
Unvested, beginning of period	5,377	$42.72
Granted	1,694	46.36
Vested	(1,639)	40.48
Forfeited	(95)	44.53
Unvested, end of period	5,337	$43.66

As of July 31, 2020, there was $156.0 million of compensation cost related to unvested restricted share awards not yet recognized. That cost is expected to be recognized over a weighted-average period of 2.9 years.

Stock options

A summary of stock option activity for the nine months ended July 31, 2020 is as follows:

(share and intrinsic value amounts in thousands)	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding, beginning of period	17,599	$37.22
Granted	2,888	46.21
Exercised	(1,595)	32.81
Forfeited/expired	(22)	40.92
Options outstanding, end of period	18,870	$38.96	5.7	$34,010
Options exercisable, end of period	9,985	$34.82	3.9	$31,411

The Company received $51.0 million and $22.9 million related to the exercise of options for the nine months ended July 31, 2020 and 2019, respectively.

As of July 31, 2020, there was $42.1 million of compensation cost related to unvested stock options granted under the 2013 Omnibus Incentive Plan (2013 Plan) and predecessor plans that has not yet been recognized. That cost is expected to be recognized over a weighted-average period of 2.5 years.

Deferred stock units

Deferred stock units issued to non-employee Directors under the 2013 Plan are accounted for as liability awards. Deferred stock units granted are considered fully vested for accounting purposes on the grant date and the entire fair value of these awards is recognized as compensation cost on the date of grant.

During the nine months ended July 31, 2020, 19,863 deferred stock units were issued to non-employee Directors pursuant to the 2013 Plan. The total liability attributable to deferred stock units included as a component of accrued compensation on the Company’s Consolidated Balance Sheet was $2.1 million and $1.7 million as of July 31, 2020 and October 31, 2019, respectively. The Company made a cash payment of $0.5 million in the first quarter of fiscal 2019 to settle deferred stock unit award liabilities. There were no cash payments made during the nine months ended July 31, 2020.

Atlanta Capital Long-Term Equity Incentive Plan

As of July 31, 2020, there was $1.2 million of compensation cost related to unvested profit units previously granted under the Atlanta Capital Plan not yet recognized. That cost is expected to be recognized over a weighted‐average period of 1.1 years. The compensation cost attributable to these awards was measured at the grant date using the unadjusted per unit equity value of Atlanta Capital. A total of 323,016 profit units have been issued pursuant to the Atlanta Capital Plan through July 31, 2020.

Atlanta Capital Phantom Incentive Plan

A summary of phantom incentive unit activity for the nine months ended July 31, 2020 is presented below.

	Phantom Incentive Units	Weighted-Average Grant Date Fair Value
Unvested, beginning of period	37,470	$137.52
Granted	23,938	150.42
Vested	(4,941)	138.68
Unvested, end of period	56,467	$142.89

As of July 31, 2020, there was $6.0 million of compensation cost related to unvested awards granted under the Atlantic Capital Phantom Incentive Plan not yet recognized. That cost is expected to be recognized over a weighted-average period of 3.4 years.

Parametric Long-Term Equity Incentive Plan

During the fourth quarter of fiscal 2019, the Company purchased all of the outstanding profit units held by current and former employees under the Parametric Long‐Term Equity Incentive Plan (Parametric Plan). The Company terminated the Parametric Plan in the first quarter of fiscal 2020.

Parametric Phantom Incentive Plans

During the fourth quarter of fiscal 2019, the Company completed an exchange offer transaction accounted for as a modification through which a majority of the outstanding phantom incentive units previously granted under the Parametric Phantom Incentive Plans were cancelled and exchanged for restricted shares of the Company’s Non-Voting Common Stock issued under the 2013 Plan. The Company will continue to recognize the remaining compensation expense of $0.1 million related to the remaining outstanding phantom incentive units over a weighted-average period of 3.5 years.

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

In the first nine months of fiscal 2020, the Company purchased and retired approximately 2.4 million shares of its Non-Voting Common Stock under the current repurchase authorization. As of July 31, 2020, approximately 4.0 million additional shares may be repurchased under the current authorization.

14. Non-operating Income (Expense)

The components of non-operating income (expense) were as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(in thousands)	2020	2019	2020	2019
Interest and other income	$6,649	$11,507	$21,405	$32,861
Net gains (losses) on investments and derivatives	27,386	3,440	(21,855)	3,509
Net foreign currency losses	(364)	(101)	(301)	(485)
Gains (losses) and other investment income, net	33,671	14,846	(751)	35,885
Interest expense	(5,888)	(5,888)	(18,140)	(17,907)
Other income (expense) of consolidated
CLO entities:
Interest income	14,284	22,268	55,669	49,077
Net gains (losses) on bank loans and other
investments and note obligations	156	(4,008)	(30,507)	(3,582)
Gains and other investment income, net	14,440	18,260	25,162	45,495
Structuring and closing fees	(22)	(5,429)	(302)	(5,548)
Interest expense	(9,890)	(16,319)	(38,653)	(35,357)
Interest and other expense	(9,912)	(21,748)	(38,955)	(40,905)
Total non-operating income (expense)	$32,311	$5,470	$(32,684)	$22,568

15. Income Taxes

The provision for income taxes was $36.9 million and $36.3 million, or 22.6 percent and 25.5 percent of pre-tax income, for the three months ended July 31, 2020 and 2019, respectively. The provision for income taxes was $91.5 million and $101.0 million, or 25.8 percent and 24.8 percent of pre-tax income, for the nine months ended July 31, 2020 and 2019, respectively.

The following table reconciles the U.S. statutory federal income tax rate to the Company’s effective income tax rate:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2020	2019	2020	2019
Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%	21.0%
State income tax, net of federal income
tax benefits	4.0	5.0	5.0	4.6
Net (income) loss attributable to non-controlling
and other beneficial interests	(3.6)	(1.3)	0.4	(1.0)
Stock-based and other compensation	0.5	-	0.6	-
Net excess tax benefits from stock-based
compensation plans	(0.1)	(0.4)	(1.7)	(0.9)
Other items	0.8	1.2	0.5	1.1
Effective income tax rate	22.6%	25.5%	25.8%	24.8%

The Company’s income tax provision for the three and nine months ended July 31, 2020 includes charges of $0.5 million and $2.7 million, respectively, associated with certain provisions of the Tax Cuts and Jobs Act (2017 Tax Act) taking effect for the Company in fiscal 2019, relating principally to limitations on the deductibility of executive compensation. In the three and nine months ended July 31, 2020, the Company’s income tax provision was reduced by net excess tax benefits of $0.2 million and $6.1 million, respectively, related to the exercise of employee stock options and vesting of restricted stock awards. Additionally, the income tax provision for the three and nine months ended July 31, 2020 was reduced by $7.3 million and increased by $1.9 million, respectively, related to net income attributable to non-controlling and other beneficial interests, which is not taxable to the Company.

The Company’s income tax provision for the three months ended July 31, 2019 includes $1.1 million of charges associated with certain provisions of the 2017 Tax Act taking effect for the Company in fiscal 2019, relating principally to limitations on the deductibility of executive compensation. The Company’s income tax provision was reduced by net excess tax benefits related to the exercise of employee stock options and vesting of restricted stock awards totaling $0.6 million and $2.2 million related to the net income attributable to redeemable non-controlling interests, which is not taxable to the Company.

The Company’s income tax provision for the nine months ended July 31, 2019 includes $2.4 million of charges associated with certain provisions of the 2017 Tax Act taking effect for the Company in fiscal 2019, relating principally to limitations on the deductibility of executive compensation. The increase in the effective tax rate resulting from this charge is offset by an income tax benefit of $3.9 million related to the exercise of employee stock options and vesting of restricted stock awards and $5.3 million related to the net income attributable to redeemable non-controlling interest and other beneficial interests, which is not taxable to the Company.

The reported amount of deferred income taxes included in the Company’s Consolidated Balance Sheet includes a deferred tax asset for the excess of the underlying tax basis of the Company’s 49% equity-method investment in Hexavest over its carrying amount (outside basis difference). As discussed further in Note 3, at July 31, 2020, the Company recognized an other-than-temporary impairment charge to write down the carrying amount of this investment to fair value. The other-than-temporary impairment charge did not affect the Company’s tax basis in this investment. At July 31, 2020, the Company determined that the entire gross deferred tax asset attributable to the outside basis difference in the Company’s investment in Hexavest of $15.1 million (of which $13.6 million is attributable to the recognition of the other-than-temporary impairment) is more likely than not unrealizable and therefore recorded a valuation allowance for the entire amount. No other valuation allowances have been recorded for deferred tax assets as of July 31, 2020. As of October 31, 2019, no valuation allowance was recorded for deferred tax assets.

As of July 31, 2020, the Company considers the undistributed earnings of certain foreign subsidiaries to be permanently reinvested, and not available to fund U.S. operations. As of that date, the Company had approximately $12.4 million of undistributed earnings primarily from foreign operations in the U.K. that are not available to fund domestic operations or to distribute to shareholders unless repatriated. In consideration of the treatment of taxable distributions under the 2017 Tax Act, the impact of Global Intangible Low Taxed Income on the Company’s future foreign earnings and lack of withholding tax imposed by certain foreign governments, any future tax liability with respect to these undistributed earnings is immaterial.

The Company is generally no longer subject to income tax examinations by U.S. federal, state, local or non-U.S. taxing authorities for fiscal years prior to fiscal 2016.

16. Non-controlling and Other Beneficial Interests

The components of net (income) loss attributable to non-controlling and other beneficial interests were as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(in thousands)	2020	2019	2020	2019
Consolidated sponsored funds	$(26,500)	$(2,760)	$11,598	$(13,323)
Majority-owned subsidiaries	(1,482)	(3,555)	(4,428)	(9,774)
Net (income) loss attributable to non-controlling
and other beneficial interests	$(27,982)	$(6,315)	$7,170	$(23,097)

17. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), net of tax, for the three months ended July 31, 2020 and 2019 are as follows:

(in thousands)	Unamortized Net Gains on Cash Flow Hedges	Foreign Currency Translation Adjustments(1)	Total
Balance at April 30, 2020	$51	$(68,976)	$(68,925)
Other comprehensive gain, before reclassifications	-	5,818	5,818
Reclassification adjustments, before tax	(33)	-	(33)
Tax impact	8	-	8
Net current period other comprehensive gain (loss)	(25)	5,818	5,793
Balance at July 31, 2020	$26	$(63,158)	$(63,132)

Balance at April 30, 2019	$150	$(61,765)	$(61,615)
Other comprehensive gain, before reclassifications	-	1,703	1,703
Reclassification adjustments, before tax	(33)	-	(33)
Tax impact	10	-	10
Net current period other comprehensive gain (loss)	(23)	1,703	1,680
Balance at July 31, 2019	$127	$(60,062)	$(59,935)

The components of accumulated other comprehensive income (loss), net of tax, for the nine months ended July 31, 2020 and 2019 are as follows:

(in thousands)	Unamortized Net Gains on Cash Flow Hedges	Foreign Currency Translation Adjustments(1)	Total
Balance at October 31, 2019	$100	$(58,417)	$(58,317)
Other comprehensive loss, before
reclassifications	-	(4,741)	(4,741)
Reclassification adjustments, before tax	(100)	-	(100)
Tax impact	26	-	26
Net current period other comprehensive loss	(74)	(4,741)	(4,815)
Balance at July 31, 2020	$26	$(63,158)	$(63,132)

Balance at October 31, 2018(2)	$200	$(57,095)	(56,895)
Other comprehensive loss, before
reclassifications	-	(2,967)	(2,967)
Reclassification adjustments, before tax	(100)	-	(100)
Tax impact	27	-	27
Net current period other comprehensive loss	(73)	(2,967)	(3,040)
Balance at July 31, 2019	$127	$(60,062)	$(59,935)

(1) Balances at July 31, 2020 and 2019, respectively, include cumulative foreign currency translation losses of $58.6 million and $54.2 million with respect to the Company’s wholly-owned Canadian subsidiary, EVMC.

(2) Reflects the adoption of Accounting Standards Update 2016-01 as of November 1, 2018.

18. Earnings per Share

The following table sets forth the calculation of earnings per basic and diluted shares:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(in thousands, except per share data)	2020	2019	2020	2019
Net income (loss) attributable to Eaton Vance
Corp. shareholders	$(1,593)	$102,221	$174,450	$290,829
Weighted-average shares outstanding – basic	109,183	109,111	109,255	110,553
Incremental common shares	2,511	4,353	3,624	3,957
Weighted-average shares outstanding – diluted	111,694	113,464	112,879	114,510
Earnings (loss) per share:
Basic	$(0.01)	$0.94	$1.60	$2.63
Diluted	$(0.01)	$0.90	$1.55	$2.54

Antidilutive common shares related to stock options and unvested restricted stock excluded from the computation of earnings per diluted share were approximately 10.3 million and 5.9 million for the three months ended July 31, 2020 and 2019, respectively, and approximately 10.0 million and 7.6 million for the nine months ended July 31, 2020 and 2019, respectively.

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

Revenues for services provided or related to sponsored funds are as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(in thousands)	2020	2019	2020	2019
Management fees	$245,072	$256,620	$747,824	$742,750
Distribution and underwriter fees	18,141	21,281	58,841	64,425
Service fees	32,322	31,855	96,818	90,801
Shareholder services fees included in
other revenue	677	1,622	3,783	4,900
Total	$296,212	$311,378	$907,266	$902,876

For the three months ended July 31, 2020 and 2019, the Company contractually waived management fees it was otherwise entitled to receive of $5.3 million and $5.0 million, respectively. Separately, for these same periods, the Company provided subsidies to sponsored funds of $7.0 million and $4.8 million, respectively. For the nine months ended July 31, 2020 and 2019, the Company contractually waived management fees it was otherwise entitled to receive of $15.4 million and $14.1 million, respectively. Separately, for these same periods, the Company provided subsidies to sponsored funds of $19.3 million and $21.9 million, respectively. Fee waivers and fund subsidies are recognized as a reduction to management fees in the Consolidated Statements of Income.

Sales proceeds and net realized gains (losses) from investments in non-consolidated sponsored funds are as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(in thousands)	2020	2019	2020	2019
Proceeds from sales	$10,834	$1,206	$15,892	$7,831
Net realized gains (losses)	(150)	286	29	5,490

The Company pays all ordinary operating expenses of certain sponsored funds (excluding investment advisory and administrative fees) for which it earns an all-in-management fee. For the three months ended July 31, 2020 and 2019, expenses of $2.3 million and $3.0 million, respectively, were incurred by the Company pursuant to these arrangements. For the nine months ended July 31, 2020 and 2019, expenses of $8.5 million and $9.7 million, respectively, were incurred by the Company pursuant to these arrangements.

Included in management fees and other receivables at July 31, 2020 and October 31, 2019 are receivables due from sponsored funds of $102.1 million and $104.1 million, respectively. Included in accounts payable and accrued expenses at July 31, 2020 and October 31, 2019 are payables due to sponsored funds of $2.9 million and $2.2 million, respectively, relating primarily to fund subsidies.

Loan to affiliate

On December 23, 2015, EVMC, a wholly owned subsidiary of the Company, loaned $5.0 million to Hexavest under a term loan agreement to seed a new investment strategy. The loan renews automatically for an additional one-year period on each anniversary date unless written termination notice is provided by EVMC. The Company earns interest equal to the one-year Canadian Dollar Offered Rate plus 100 basis points. Hexavest may prepay the loan in whole or in part at any time without penalty. For the three months ended July 31, 2020 and 2019, the Company recorded $39,000 and $45,000, respectively, of interest income related to the loan in gains (losses) and other investment income, net, in the Company’s Consolidated Statement of Income. For both the nine months ended July 31, 2020 and 2019, the Company recorded $0.1 million of interest income related to the loan. Interest due from Hexavest under this arrangement included in other assets on the Company’s Consolidated Balance Sheets was $13,000 and $15,000 at July 31, 2020 and October 31, 2019, respectively.

Employee loan program

The Company has established an Employee Loan Program under which a program maximum of $20.0 million is available for loans to officers (other than executive officers) and other key employees of the

Company for purposes of financing the exercise of employee stock options. Loans are written for a seven-year period, at varying fixed interest rates (currently ranging from 0.5 percent to 2.9 percent), are payable in annual installments commencing with the third year in which the loan is outstanding, and are collateralized by the stock issued upon exercise of the option. All loans under the program must be made on or before October 31, 2022. Loans outstanding under this program, which are full recourse in nature, are reflected as notes receivable from stock option exercises in shareholders’ equity and totaled $7.2 million and $8.4 million at July 31, 2020 and October 31, 2019, respectively.

21. Geographic Information

Revenues by principal geographic area are as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(in thousands)	2020	2019	2020	2019
Revenue:
U.S.	$408,281	$415,746	$1,241,780	$1,202,869
International	12,538	15,489	37,504	46,643
Total	$420,819	$431,235	$1,279,284	$1,249,512

Long-lived assets by principal geographic area are as follows:

	July 31,	October 31,
(in thousands)	2020	2019
Long-lived Assets:
U.S.	$69,305	$71,000
International	1,946	1,798
Total	$71,251	$72,798

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

Through EVM, Atlanta Capital, Calvert and our other affiliates, we manage active equity, income, alternative and blended strategies across a range of investment styles and asset classes, including U.S., global and international equities, floating-rate bank loans, municipal bonds, global income, high-yield and investment grade bonds, and mortgage-backed securities. Through Parametric, we manage a range of systematic investment strategies, including systematic equity, systematic fixed income, systematic alternatives and managed options strategies. Through Parametric, we also provide portfolio overlay services and manage custom separate account portfolios, including Custom Core™ equity, Custom Core™ fixed income, laddered fixed income, multi-asset and multi-manager portfolios. We also oversee the management of, and distribute, investment funds sub-advised by unaffiliated third-party managers, including global, emerging market and regional equity and asset allocation strategies.

Our breadth of investment management capabilities supports a wide range of strategies and services offered to fund shareholders and separate account investors. Our equity strategies encompass a diversity of investment objectives, risk profiles, income levels and geographic representation. Our income investment strategies cover a broad duration, geographic representation and credit quality range and encompass both taxable and tax-free investments. We also offer alternative investment strategies that include global macro absolute return and commodity-based investments. Although we manage and distribute a wide range of investment strategies and services, we operate in one business segment, namely as an investment adviser to funds and separate accounts. As of July 31, 2020, we had $507.4 billion in consolidated assets under management.

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

Current Developments

During the third quarter of fiscal 2020, the coronavirus (COVID-19) global pandemic has continued to impact the economy and financial markets worldwide. While the Company is continuously monitoring and evaluating the impact of COVID-19, there is substantial uncertainty regarding how long the pandemic will last and how it will ultimately affect the overall economy and markets. We have not experienced any significant disruptions during the pandemic period due to operational issues, loss of communication capabilities, technology failure or cyber-attacks. We continue to pursue four primary strategic priorities: (1) capitalizing on the near-term growth opportunities presented by our market-leading positions in customized individual separate accounts, responsible investing, specialty wealth management strategies and services, and the array of high-performing actively managed investment strategies we offer across asset classes and investment styles; (2) defending our floating-rate bank loan, global macro absolute return, systematic emerging market equity and closed-end fund investment franchises; (3) enhancing our competitive position by developing new value-added investment offerings, lowering operating costs, advancing succession planning and opportunistically pursuing potential acquisitions; and (4) investing in technology and operating infrastructure, leadership and staff development, and diversity and inclusion.

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

We now report equity, fixed income and multi-asset separate accounts managed by Parametric for which customization is a primary feature as Parametric custom portfolios. This investment mandate reporting category includes the Parametric equity and multi-asset strategies, primarily Custom Core and centralized portfolio management, as well as the laddered bond separate accounts that were formerly managed by EVM. In July 2020, Parametric introduced Custom Core Fixed Income to provide investors with customized, index-based approach to fixed income investing similar to Custom Core equity separate accounts. Parametric’s market-leading offerings combine the benefits of benchmark-based investing with the ability to customize portfolios to meet individual preferences and needs. In the first nine months of fiscal 2020, net inflows into Parametric custom portfolios totaled $4.4 billion, generating annualized internal growth in managed assets of 4 percent.

The Calvert Funds are one of the largest and most diversified families of responsibly invested mutual funds, encompassing actively and passively managed equity, fixed and floating-rate income, and multi-asset strategies managed in accordance with the Calvert Principles for Responsible Investment or other responsible investment criteria. Since Calvert became part of Eaton Vance in December 2016, we have experienced significant growth in Calvert-branded investment strategies and further distinguished Calvert as a leader in environmental, social and governance (ESG) research and responsible engagement. In June 2020, Calvert announced the launch of Calvert ESG Research Leaders Strategies, a new series of equity separate account strategies for institutional and individual investors. Also in June, Calvert announced the launch of the Calvert

Institute for Responsible Investing (Calvert Institute), an affiliated research institute dedicated to driving positive change by advancing understanding and promoting best practices in responsible investing. Including the Atlanta Capital-subadvised Calvert Equity Fund, assets under management in Calvert strategies grew to $24.7 billion at July 31, 2020 from $19.8 billion at October 31, 2019, reflecting net inflows of $3.4 billion and market price appreciation of $1.5 billion. Calvert’s $3.4 billion of net inflows in the first nine months of fiscal 2020 equate to annualized internal growth in managed assets of 23 percent.

While Calvert is the centerpiece of our responsible investment strategy, our commitment to responsible investing also encompasses our other investment affiliates. EVM and Atlanta Capital are increasingly utilizing Calvert’s proprietary ESG research as a component of their fundamental research processes, and portfolio customization to reflect individual client’s responsible investment criteria remains a central feature of Parametric separate account offerings. As of July 31, 2020, Parametric managed $25.0 billion of client assets based on client-specified responsible investment criteria. On an overall basis, Eaton Vance is one of the largest participants in responsible investing, a position we are committed to growing in conjunction with rising demand for investment strategies that incorporate ESG-integrated investment research and/or seek to achieve both favorable investment returns and positive societal impact.

In July 2020, Eaton Vance Investment Counsel (EVIC) announced an agreement to acquire the assets of WaterOak Advisors, LLC (WaterOak), a wealth management firm headquartered in Winter Park, Florida, with approximately $2 billion of client assets under management. The acquisition will strengthen EVIC’s position in private wealth management and provide an opportunity to grow EVIC’s wealth management business in Florida and throughout the Southeast.

Net outflows of our floating-rate bank loan strategies declined to approximately $570 million in the third quarter of fiscal 2020 from $1.2 billion in the third quarter of fiscal 2019 and $3.2 billion in the second quarter of fiscal 2020. The improved flow results reflect a more favorable market outlook for the performance of floating‐rate bank loans, as considerable liquidity raised by many corporate issuers has improved expectations about default rates and recoveries. Resumed activity in the CLO market has also contributed to the price recovery of bank loan assets. In July 2020, we successfully placed a new CLO entity that closed in August 2020, which will contribute approximately $450 million to our fourth quarter net flows.

In our global macro absolute return strategies, we saw net outflows of approximately $50 million in the third quarter of fiscal 2020, a substantial improvement from approximately $580 million of net outflows in the third quarter of fiscal 2019 and approximately $670 million of net outflows in the second quarter of fiscal 2020. While not insulated from event risk, our global macro funds offer the potential for attractive levels of absolute returns that are substantially uncorrelated to U.S. equity and bond market returns.

In February 2019, EVM and related parties filed an application for exemptive relief with the SEC, seeking permission to offer exchange-traded funds (ETFs) that employ a novel method of supporting efficient secondary market trading of their shares. Because disclosure of current holdings would not be required, the portfolio trading activity of ETFs utilizing the proposed method could remain confidential. Reflecting dialogue with SEC staff, the application was first amended in March 2020 and then additionally amended in July 2020. The timing and likelihood of approval remains uncertain.

We are heavily investing in technology to support the growth of our business. Investments are being made in portfolio management and trading systems at Parametric and Atlanta Capital. Technology is also being implemented to enhance the efficiency and reporting capabilities of our separately managed account operations to respond to the evolving needs of our clients.

Performance

As of July 31, 2020, 66 Calvert, Eaton Vance and Parametric-branded mutual funds offered in the U.S. were rated 4 or 5 stars by MorningstarTM for at least one class of shares, including 32 five-star rated funds. As measured by total return net of expenses, at July 31, 2020 18 percent of our U.S. mutual fund assets ranked in the top quartile of their Morningstar peer groups over three years, 43 percent ranked in the top quartile over five years and 54 percent ranked in the top quartile over ten years. A good source of performance-related information for our funds is their websites, available at www.calvert.com and www.eatonvance.com. Information on these websites is not incorporated by reference into this Quarterly Report on Form 10-Q. On our funds’ websites, investors can also obtain other current information about our funds, including investment objective and principal investment policies, portfolio characteristics, expenses and Morningstar ratings.

Consolidated Assets under Management

Prevailing equity and income market conditions and investor sentiment affect the sales and redemptions of our investment offerings, managed asset levels, operating results and the recoverability of our investments. During the third quarter and the first nine months of fiscal 2020, the S&P 500 Index, a broad measure of U.S. equity market performance, had total returns of 12.9 percent and 9.3 percent, respectively, and the MSCI Emerging Market Index, a broad measure of emerging market equity performance, had total returns of 18.0 percent and 5.7 percent, respectively. Over the same periods, the Barclays U.S. Aggregate Bond Index, a broad measure of U.S. bond market performance, had total returns of 2.6 percent and 7.6 percent, respectively.

Consolidated assets under management were $507.4 billion on July 31, 2020, up 5 percent from $482.8 billion of consolidated assets under management on July 31, 2019. The year-over-year increase reflects net inflows of $9.3 billion and market price appreciation of $15.3 billion.

The following tables summarize our consolidated assets under management by investment mandate, investment vehicle and investment affiliate.

Consolidated Assets under Management by Investment Mandate(1)

	July 31,
(in millions)	2020	% of Total	2019	% of Total	% Change
Equity(2)	$133,008	26%	$128,996	27%	3%
Fixed income(3)	68,955	14%	60,968	13%	13%
Floating-rate income	28,569	6%	38,339	8%	-25%
Alternative(4)	7,467	1%	9,031	2%	-17%
Parametric custom portfolios(5)	175,039	34%	159,067	32%	10%
Parametric overlay services	94,350	19%	86,379	18%	9%
Total	$507,388	100%	$482,780	100%	5%

(1)	Consolidated Eaton Vance Corp. See table on page 57 for directly managed assets and flows of 49 percent-owned Hexavest, which are not included in the table above.
(2)	Includes balanced and other multi-asset mandates. Excludes equity mandates reported as Parametric custom portfolios.
(3)	Includes cash management mandates. Excludes benchmark-based fixed income separate accounts reported as Parametric custom portfolios.
(4)	Consists of absolute return, commodity and currency mandates.
(5)	Equity, fixed income and multi-asset separate accounts managed by Parametric for which customization is a primary feature; other Parametric strategies may also be customized.

Equity assets under management included $47.5 billion and $44.4 billion of assets managed for after-tax returns on July 31, 2020 and 2019, respectively. Parametric custom portfolio assets under management included $137.3 billion and $117.3 billion of assets managed for after-tax returns and/or tax-exempt income on July 31, 2020 and 2019, respectively. Fixed income assets included $29.6 billion and $27.3 billion of tax-exempt municipal income assets on July 31, 2020 and 2019, respectively.

Consolidated Assets under Management by Investment Vehicle(1)

	July 31,
(in millions)	2020	% of Total	2019	% of Total	% Change
Open-end funds	$104,948	21%	$105,614	22%	-1%
Closed-end funds	23,214	5%	24,307	5%	-4%
Private funds(2)	48,053	9%	43,512	9%	10%
Institutional separate accounts	163,818	32%	165,311	34%	-1%
Individual separate accounts	167,355	33%	144,036	30%	16%
Total	$507,388	100%	$482,780	100%	5%

(1)	Consolidated Eaton Vance Corp. See table on page 57 for directly managed assets and flows of 49 percent-owned Hexavest, which are not included in the table above.
(2)	Includes privately offered equity, fixed and floating-rate income, and alternative funds and CLO entities.

Consolidated Assets under Management by Investment Affiliate(1)(2)

	July 31,		%
(in millions)	2020	2019	Change
Eaton Vance Management(3)	$147,165	$148,379	-1%
Parametric	310,557	292,212	6%
Atlanta Capital	24,982	23,978	4%
Calvert(4)	24,684	18,211	36%
Total	$507,388	$482,780	5%

(1)	Consolidated Eaton Vance Corp. See table on page 57 for directly managed assets and flows of 49 percent-owned Hexavest, which are not included in the table above.
(2)	The Company's policy for reporting managed assets of investment portfolios overseen by multiple Eaton Vance affiliates is to base classification on the strategy's primary identity.
(3)	Includes managed assets of Eaton Vance-sponsored funds and separate accounts managed by Hexavest and unaffiliated third-party advisers under Eaton Vance supervision.
(4)	Includes managed assets of Calvert Equity Fund, which is sub-advised by Atlanta Capital, and Calvert-sponsored funds managed by unaffiliated third-party advisers under Calvert supervision.

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

Consolidated Average Assets under Management by Investment Mandate(1)

	Three Months Ended			Nine Months Ended
	July 31,		%	July 31,		%
(in millions)	2020	2019	Change	2020	2019	Change
Equity(2)	$127,966	$125,483	2%	$129,934	$120,352	8%
Fixed income(3)	65,173	59,870	9%	63,751	57,591	11%
Floating-rate income	28,337	39,100	-28%	31,160	40,783	-24%
Alternative(4)	7,394	9,111	-19%	7,928	10,003	-21%
Parametric custom portfolios(5)	166,505	154,161	8%	166,244	145,425	14%
Parametric overlay services	89,127	83,289	7%	92,199	80,240	15%
Total	$484,502	$471,014	3%	$491,216	$454,394	8%

(1)	Consolidated Eaton Vance Corp. See table on page 57 for directly managed assets and flows of 49 percent-owned Hexavest, which are not included in the table above.
(2)	Includes balanced and other multi-asset mandates. Excludes equity mandates reported as Parametric custom portfolios.
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

Consolidated Average Assets under Management by Investment Vehicle(1)

	Three Months Ended			Nine Months Ended
	July 31,		%	July 31,		%
(in millions)	2020	2019	Change	2020	2019	Change
Open-end funds	$100,127	$104,301	-4%	$102,261	$102,199	0%
Closed-end funds	22,523	24,169	-7%	23,313	23,916	-3%
Private funds(2)	46,000	42,398	8%	45,518	40,517	12%
Institutional separate accounts	157,208	160,555	-2%	164,444	156,720	5%
Individual separate accounts	158,644	139,591	14%	155,680	131,042	19%
Total	$484,502	$471,014	3%	$491,216	$454,394	8%

(1)	Consolidated Eaton Vance Corp. See table on page 57 for directly managed assets and flows of 49 percent-owned Hexavest, which are not included in the table above.
(2)	Includes privately offered equity, fixed income and floating-rate income funds and CLO entities.

Consolidated Net Flows

In the third quarter and first nine months of fiscal 2020, the Company had consolidated net inflows of $2.7 billion and net outflows of $0.5 billion, respectively, representing annualized internal growth in managed assets (consolidated net flows divided by beginning of period consolidated assets under management) of 2 percent and -0.1 percent, respectively. For comparison, we had consolidated net inflows of $8.0 billion and $14.1 billion in the third quarter and first nine months of fiscal 2019, respectively, representing annualized internal growth in managed assets of 7 percent and 4 percent, respectively. Excluding Parametric overlay services, which have lower fees and more variable flows than the rest of our business, we had net inflows of $1.2 billion and $3.4 billion in the third quarter and first nine months of fiscal 2020, respectively, representing annualized internal growth in managed assets of 1 percent for both periods. For comparison, we had net inflows of $5.3 billion and $10.1 billion in the third quarter and first nine months of fiscal 2019, respectively, representing annualized internal growth in managed of assets of 5 percent and 4 percent, respectively.

Our annualized internal management fee revenue growth (management fees attributable to consolidated inflows less management fees attributable to consolidated outflows, divided by beginning of period consolidated management fee revenue) was 2 percent and 0.3 percent in the third quarter and first nine months of fiscal 2020, respectively, as the management fee revenue contribution from new sales and other inflows exceeded the management fee revenue lost from redemptions and other outflows. For comparison, our annualized internal management fee revenue growth was 2 percent and -1 percent in the third quarter and first nine months of fiscal 2019, respectively.

The following tables summarize our consolidated assets under management and asset flows by investment mandate and investment vehicle:

Consolidated Assets under Management and Net Flows by Investment Mandate(1)

	Three Months Ended			Nine Months Ended
	July 31,		%	July 31,		%
(in millions)	2020	2019	Change	2020	2019	Change
Equity assets - beginning of period(2)	$122,273	$125,869	-3%	$131,895	$115,772	14%
Sales and other inflows	6,587	6,749	-2%	22,709	18,019	26%
Redemptions/outflows	(8,757)	(5,130)	71%	(23,732)	(15,161)	57%
Net flows	(2,170)	1,619	NM(6)	(1,023)	2,858	NM
Exchanges	(19)	(43)	-56%	(221)	(1)	NM
Market value change	12,924	1,551	733%	2,357	10,367	-77%
Equity assets - end of period	$133,008	$128,996	3%	$133,008	$128,996	3%
Fixed income assets - beginning of period(3)	61,347	58,531	5%	62,378	54,339	15%
Sales and other inflows	8,573	5,237	64%	21,557	17,019	27%
Redemptions/outflows	(4,080)	(3,495)	17%	(15,746)	(12,813)	23%
Net flows	4,493	1,742	158%	5,811	4,206	38%
Exchanges	51	69	-26%	228	466	-51%
Market value change	3,064	626	389%	538	1,957	-73%
Fixed income assets - end of period	$68,955	$60,968	13%	$68,955	$60,968	13%
Floating-rate income assets - beginning of period	27,822	39,750	-30%	35,103	44,837	-22%
Sales and other inflows	1,495	1,772	-16%	5,121	7,417	-31%
Redemptions/outflows	(2,068)	(2,963)	-30%	(10,210)	(13,098)	-22%
Net flows	(573)	(1,191)	-52%	(5,089)	(5,681)	-10%
Exchanges	4	(38)	NM	(142)	(361)	-61%
Market value change	1,316	(182)	NM	(1,303)	(456)	186%
Floating-rate income assets - end of period	$28,569	$38,339	-25%	$28,569	$38,339	-25%
Alternative assets - beginning of period(4)	7,226	9,409	-23%	8,372	12,139	-31%
Sales and other inflows	575	466	23%	1,748	2,312	-24%
Redemptions/outflows	(622)	(1,109)	-44%	(2,397)	(5,648)	-58%
Net flows	(47)	(643)	-93%	(649)	(3,336)	-81%
Exchanges	(38)	9	NM	(52)	(167)	-69%
Market value change	326	256	27%	(204)	395	NM
Alternative assets - end of period	$7,467	$9,031	-17%	$7,467	$9,031	-17%
Parametric custom portfolios assets - beginning of period(5)	158,696	153,604	3%	164,895	134,345	23%
Sales and other inflows	9,917	9,236	7%	33,558	28,499	18%
Redemptions/outflows	(10,385)	(5,449)	91%	(29,202)	(16,445)	78%
Net flows	(468)	3,787	NM	4,356	12,054	-64%
Exchanges	3	3	0%	8	56	-86%
Market value change	16,808	1,673	905%	5,780	12,612	-54%
Parametric custom portfolios assets - end of period	$175,039	$159,067	10%	$175,039	$159,067	10%
Parametric overlay services assets - beginning of period	87,919	82,775	6%	94,789	77,871	22%
Sales and other inflows	22,638	17,307	31%	72,976	48,988	49%
Redemptions/outflows	(21,143)	(14,611)	45%	(76,836)	(44,963)	71%
Net flows	1,495	2,696	-45%	(3,860)	4,025	NM
Exchanges	-	-	NM	178	-	NM
Market value change	4,936	908	444%	3,243	4,483	-28%
Parametric overlay services assets - end of period	$94,350	$86,379	9%	$94,350	$86,379	9%
Total assets under management - beginning of period	465,283	469,938	-1%	497,432	439,303	13%
Sales and other inflows	49,785	40,767	22%	157,669	122,254	29%
Redemptions/outflows	(47,055)	(32,757)	44%	(158,123)	(108,128)	46%
Net flows	2,730	8,010	-66%	(454)	14,126	NM
Exchanges	1	-	NM	(1)	(7)	-86%
Market value change	39,374	4,832	715%	10,411	29,358	-65%
Total assets under management - end of period	$507,388	$482,780	5%	$507,388	$482,780	5%

(1)	Consolidated Eaton Vance Corp. See table on page 57 for directly managed assets and flows of 49 percent-owned Hexavest, which are not included in the table above.
(2)	Includes balanced and other multi-asset mandates. Excludes equity mandates reported as Parametric custom portfolios.

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

(6)	Not meaningful (NM).

Consolidated Assets under Management and Net Flows by Investment Vehicle(1)

	Three Months Ended			Nine Months Ended
	July 31,		%	July 31,		%
(in millions)	2020	2019	Change	2020	2019	Change
Funds - beginning of period	$160,404	$170,962	-6%	$174,068	$164,968	6%
Sales and other inflows	12,816	10,084	27%	38,628	34,317	13%
Redemptions/outflows	(10,281)	(8,912)	15%	(36,739)	(33,736)	9%
Net flows	2,535	1,172	116%	1,889	581	225%
Exchanges	1	22	-95%	(2)	(83)	-98%
Market value change	13,275	1,277	940%	260	7,967	-97%
Funds - end of period	$176,215	$173,433	2%	$176,215	$173,433	2%
Institutional separate accounts - beginning of period	154,755	160,460	-4%	173,331	153,996	13%
Sales and other inflows	26,296	20,903	26%	83,633	58,059	44%
Redemptions/outflows	(28,399)	(17,861)	59%	(95,717)	(56,689)	69%
Net flows	(2,103)	3,042	NM	(12,084)	1,370	NM
Exchanges	-	(16)	-100%	6	82	-93%
Market value change	11,166	1,825	512%	2,565	9,863	-74%
Institutional separate accounts - end of period	$163,818	$165,311	-1%	$163,818	$165,311	-1%
Individual separate accounts - beginning of period	150,124	138,516	8%	150,033	120,339	25%
Sales and other inflows	10,673	9,780	9%	35,408	29,878	19%
Redemptions/outflows	(8,375)	(5,984)	40%	(25,667)	(17,703)	45%
Net flows	2,298	3,796	-39%	9,741	12,175	-20%
Exchanges	-	(6)	-100%	(5)	(6)	-17%
Market value change	14,933	1,730	763%	7,586	11,528	-34%
Individual separate accounts - end of period	$167,355	$144,036	16%	$167,355	$144,036	16%
Total assets under management - beginning of period	465,283	469,938	-1%	497,432	439,303	13%
Sales and other inflows	49,785	40,767	22%	157,669	122,254	29%
Redemptions/outflows	(47,055)	(32,757)	44%	(158,123)	(108,128)	46%
Net flows	2,730	8,010	-66%	(454)	14,126	NM
Exchanges	1	-	NM	(1)	(7)	-86%
Market value change	39,374	4,832	715%	10,411	29,358	-65%
Total assets under management - end of period	$507,388	$482,780	5%	$507,388	$482,780	5%

(1)	Consolidated Eaton Vance Corp. See table on page 57 for directly managed assets and flows of 49 percent-owned Hexavest, which are not included in the table above.

As of July 31, 2020, managed assets of our 49 percent-owned affiliate Hexavest decreased to $6.8 billion, down 49 percent from $13.4 billion of managed assets on July 31, 2019. The impairment loss recognized on the Company’s investment in Hexavest in the third quarter of fiscal 2020 reflects the net outflows experienced by Hexavest and the associated decline in Hexavest’s revenue and profits. See Note 3, Investments, in Item 1, Consolidated Financial Statements (unaudited) of this Quarterly Report on Form 10-Q for additional details. The Company remains supportive of Hexavest’s leadership and investment approach, and has no plans to change its ownership position in Hexavest. Other than Eaton Vance-sponsored funds for which Hexavest is adviser or sub-adviser, the managed assets and flows of Hexavest are not included in our consolidated totals. The following table summarizes the assets under management and net flows of Hexavest.

Hexavest Assets under Management and Net Flows

	Three Months Ended			Nine Months Ended
	July 31,		%	July 31,		%
(in millions)	2020	2019	Change	2020	2019	Change
Eaton Vance distributed:
Eaton Vance sponsored funds - beginning of period(1)	$70	$184	-62%	$152	$159	-4%
Sales and other inflows	31	3	933%	38	47	-19%
Redemptions/outflows	(17)	(17)	0%	(85)	(45)	89%
Net flows	14	(14)	NM	(47)	2	NM
Market value change	9	-	NM	(12)	9	NM
Eaton Vance sponsored funds - end of period	$93	$170	-45%	$93	$170	-45%
Eaton Vance distributed separate accounts - beginning
of period(2)	1,001	2,076	-52%	1,563	2,169	-28%
Sales and other inflows	19	79	-76%	49	103	-52%
Redemptions/outflows	(519)	(414)	25%	(879)	(633)	39%
Net flows	(500)	(335)	49%	(830)	(530)	57%
Market value change	83	4	NM	(149)	106	NM
Eaton Vance distributed separate accounts - end of period	$584	$1,745	-67%	$584	$1,745	-67%
Total Eaton Vance distributed - beginning of period	1,071	2,260	-53%	1,715	2,328	-26%
Sales and other inflows	50	82	-39%	87	150	-42%
Redemptions/outflows	(536)	(431)	24%	(964)	(678)	42%
Net flows	(486)	(349)	39%	(877)	(528)	66%
Market value change	92	4	NM	(161)	115	NM
Total Eaton Vance distributed - end of period	$677	$1,915	-65%	$677	$1,915	-65%
Hexavest directly distributed - beginning of period(3)	7,559	11,634	-35%	11,640	11,467	2%
Sales and other inflows	30	410	-93%	430	1,629	-74%
Redemptions/outflows	(2,253)	(646)	249%	(4,927)	(2,253)	119%
Net flows	(2,223)	(236)	842%	(4,497)	(624)	621%
Market value change	793	76	943%	(1,014)	631	NM
Hexavest directly distributed - end of period	$6,129	$11,474	-47%	$6,129	$11,474	-47%
Total Hexavest assets - beginning of period	8,630	13,894	-38%	13,355	13,795	-3%
Sales and other inflows	80	492	-84%	517	1,779	-71%
Redemptions/outflows	(2,789)	(1,077)	159%	(5,891)	(2,931)	101%
Net flows	(2,709)	(585)	363%	(5,374)	(1,152)	366%
Market value change	885	80	NM	(1,175)	746	NM
Total Hexavest assets - end of period	$6,806	$13,389	-49%	$6,806	$13,389	-49%

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

Effective in the second quarter of fiscal 2020, our calculation of non-U.S. GAAP financial measures excludes the impact of consolidated sponsored funds and consolidated collateralized loan obligation (CLO) entities (collectively, consolidated investment entities) and other seed capital investments. Adjustments to U.S. GAAP operating income include the add-back of management fee revenue received from consolidated investment entities that are eliminated in consolidation and the non-management expenses of consolidated sponsored funds recognized in consolidation. Adjustments to U.S GAAP net income attributable to Eaton Vance Corp. shareholders include the after-tax impact of these adjustments to operating income and the elimination of gains (losses) and other investment income (expense) of consolidated investment entities and other seed capital investments included in non-operating income (expense), as determined net of tax and non-controlling and other beneficial interests. All prior period non-U.S. GAAP financial measures have been updated to reflect this change.

Management believes that certain non-U.S. GAAP financial measures, specifically, adjusted net income attributable to Eaton Vance Corp. shareholders and adjusted earnings per diluted share, while not a substitute for U.S. GAAP financial measures, may be effective indicators of our performance over time. Non-U.S. GAAP financial measures should not be construed to be superior to U.S. GAAP measures. In calculating these non-U.S. GAAP financial measures, net income attributable to Eaton Vance Corp. shareholders and earnings per diluted share are adjusted to exclude items management deems non-operating or non-recurring in nature, or otherwise outside the ordinary course of business. These adjustments may include, when applicable, the add back of closed-end fund structuring fees, costs associated with debt repayments and tax settlements, the tax impact of stock-based compensation shortfalls or windfalls, impairment charges and non-recurring charges for the effect of tax law changes. The adjusted measures also exclude the impact of consolidated investment entities and other seed capital investments. Management and our Board of Directors, as well as certain of our outside investors, consider the adjusted numbers a measure of our underlying operating performance. Management believes adjusted net income attributable to Eaton Vance Corp. shareholders and adjusted earnings per diluted share are important indicators of our operations because they exclude items that may not be indicative of, or are unrelated to, our core operating results, and may provide a useful baseline for analyzing trends in our underlying business.

The following table provides a reconciliation of net income attributable to Eaton Vance Corp. shareholders and earnings per diluted share to adjusted net income attributable to Eaton Vance Corp. shareholders and adjusted earnings per diluted share, respectively:

	Three Months Ended			Nine Months Ended
	July 31,		%	July 31,		%
(in thousands, except per share figures)	2020	2019	Change	2020	2019	Change
Net income (loss) attributable to
Eaton Vance Corp. shareholders	$(1,593)	$102,221	NM	$174,450	$290,829	-40%
Management fees of consolidated sponsored
funds and consolidated CLO entities, net of tax(1)	885	1,348	-34%	3,260	2,690	21%
Non-management expenses of consolidated
sponsored funds, net of tax(2)	752	964	-22%	2,555	3,037	-16%
Net gains and other investment income
related to consolidated sponsored funds and
other seed capital investments, net of tax(3)	(5,131)	(7,161)	-28%	(5,444)	(10,743)	-49%
Other (income) expense of consolidated CLO
entities, net of tax(4)	(3,357)	2,592	NM	10,227	(3,430)	NM
Net excess tax benefit from stock-based
compensation plans	(176)	(637)	-72%	(6,095)	(3,863)	58%
Impairment loss(5)	100,450	-	NM	100,450	-	NM
Adjusted net income attributable to
Eaton Vance Corp. shareholders	$91,830	$99,327	-8%	$279,403	$278,520	0%

Earnings (loss) per diluted share	$(0.01)	$0.90	NM	$1.55	$2.54	-39%
Management fees of consolidated sponsored
funds and consolidated CLO entities, net of tax	0.01	0.01	0%	0.03	0.02	50%
Non-management expenses of consolidated
sponsored funds, net of tax	-	0.01	-100%	0.02	0.03	-33%
Net gains and other investment income
related to consolidated sponsored funds and
other seed capital investments, net of tax	(0.05)	(0.06)	-17%	(0.05)	(0.09)	-44%
Other (income) expense of consolidated CLO
entities, net of tax	(0.03)	0.02	NM	0.09	(0.04)	NM
Net excess tax benefit from stock-based
compensation plans	-	-	NM	(0.05)	(0.03)	67%
Impairment loss	0.90	-	NM	0.89	-	NM
Adjusted earnings per diluted share	$0.82	$0.88	-7%	$2.48	$2.43	2%

(1)	Represents management fees eliminated upon the consolidation of sponsored funds and CLO entities.
(2)	Represents expenses of consolidated sponsored funds.
(3)

Represents gains, losses and other investment income earned on investments in sponsored strategies, whether accounted for as consolidated funds, separate accounts or equity investments, as well as the gains and losses recognized on derivatives used to hedge these investments. Stated amounts are net of non-controlling interests.

(4)	Represents other income and expenses of consolidated CLO entities.
(5)	Represents an impairment loss recognized on the Company's investment in 49 percent-owned affiliate Hexavest.

The $103.8 million decrease in net income attributable to Eaton Vance Corp. shareholders in the third quarter of fiscal 2020 compared to the third quarter of fiscal 2019 reflects:

• The $100.5 million impairment loss recognized on the Company’s equity method investment in Hexavest in the third quarter of fiscal 2020.

• A decrease in revenue of $10.4 million, reflecting a decrease in management fees, distribution and underwriting fees and other revenue, partially offset by an increase in service fees.

• A decrease in operating expenses of $4.5 million, reflecting decreases in compensation, distribution expense and fund-related expenses, partially offset by increases in service fee expense, amortization of deferred sales commissions and other operating expenses.

• An increase in non-operating income of $26.8 million, primarily reflecting an $18.8 million increase in net gains and other investment income of consolidated sponsored funds and our investments in other sponsored strategies and an $8.0 million improvement in net income (expense) of consolidated CLO entities.

• An increase in income taxes of $0.6 million.

• A decrease in equity in net income of affiliates, net of tax, of $102.5 million, reflecting the $100.5 million impairment loss noted above as well as a $2.0 million decrease in income contribution from our equity method investees.

• An increase in net income attributable to non-controlling and other beneficial interests of $21.7 million.

Weighted average diluted shares outstanding decreased by 1.8 million shares, or 2 percent, in the third quarter of fiscal 2020 compared to the third quarter of fiscal 2019, primarily reflecting a decrease in the dilutive effect of in-the-money options and unvested restricted stock awards due to lower market prices of the Company’s shares.

The $116.4 million decrease in net income attributable to Eaton Vance Corp. shareholders in the first nine months of fiscal 2020 compared to the first nine months of fiscal 2019 reflects:

• The $100.5 million impairment loss recognized on the Company’s equity method investment in Hexavest in the third quarter of fiscal 2020.

• An increase in revenue of $29.8 million, reflecting increases in management fees and service fees, partially offset by decreases in distribution and underwriting fees, and other revenue.

• An increase in operating expenses of $27.3 million, reflecting increases in compensation, service fee expense, amortization of deferred sales commissions, fund-related expenses and other operating expenses, partially offset by a decrease in distribution expense.

• A negative change in non-operating income (expense) of $55.3 million, primarily reflecting a $36.6 million unfavorable change in net gains (losses) and other investment income of consolidated sponsored funds and our investments in other sponsored strategies and an $18.4 million unfavorable change in net income (expense) of consolidated CLO entities.

• A decrease in income taxes of $9.5 million.

• A decrease in equity in net income of affiliates, net of tax, of $103.4 million, reflecting the $100.5 million impairment loss noted above as well as a $2.9 million decrease in income contribution from our equity method investees.

• A decrease in net income attributable to non-controlling and other beneficial interests of $30.3 million.

Weighted average diluted shares outstanding decreased by 1.6 million shares, or 1 percent, in the first nine months of fiscal 2020 compared to the first nine months of fiscal 2019, primarily reflecting share repurchases in excess of new shares issued upon the vesting of restricted stock awards and the exercise of employee stock options.

Revenue

The following table shows the components of our revenue:

	Three Months Ended			Nine Months Ended
	July 31,		%	July 31,		%
(in thousands)	2020	2019	Change	2020	2019	Change
Management fees	$369,198	$375,747	-2%	$1,118,120	$1,085,881	3%
Distribution and underwriter fees	18,141	21,281	-15%	58,841	64,425	-9%
Service fees	32,322	31,855	1%	96,818	90,801	7%
Other revenue	1,158	2,352	-51%	5,505	8,405	-35%
Total revenue	$420,819	$431,235	-2%	$1,279,284	$1,249,512	2%

Management fees

The $6.5 million decrease in management fees in the third quarter of fiscal 2020 from the same period a year earlier is primarily attributable to a 5 percent decrease in our consolidated average annualized management fee rate and a $2.2 million increase in fund subsidies, which are recorded as a contra-revenue component of management fees, partially offset by a 3 percent increase in our consolidated average assets under management and a $0.8 million increase in performance-based fees. The $32.2 million increase in management fees in the first nine months of fiscal 2020 from the same period a year earlier is primarily attributable to an 8 percent increase in consolidated average assets under management, a $2.6 million decrease in fund subsidies, a $2.0 million increase in performance-based fees and the impact of one additional fee day in the first nine months of fiscal 2020, partially offset by a 5 percent decrease in our consolidated average annualized management fee rate.

The following table shows our consolidated average annualized management fee rates by investment mandate, excluding performance-based fees, which were $0.9 million in the third quarter of fiscal 2020, $0.1 million in the third quarter of fiscal 2019, $3.6 million in the first nine months of fiscal 2020 and $1.6 million in the first nine months of fiscal 2019. Our consolidated average annualized management fee rates also exclude management fees earned on consolidated investment entities that are eliminated in consolidation, which were $1.2 million in the third quarter of fiscal 2020, $1.8 million in the third quarter of fiscal 2019, $4.4 million in the first nine months of fiscal 2020 and $3.6 million in the first nine months of fiscal 2019.

	Three Months Ended			Nine Months Ended
	July 31,		%	July 31,		%
(in basis points on average managed assets)	2020	2019	Change	2020	2019	Change
Equity(1)	55.7	57.1	-2%	56.0	57.1	-2%
Fixed income(2)	40.1	41.7	-4%	40.4	41.7	-3%
Floating-rate income	49.9	49.7	0%	49.8	49.8	0%
Alternative(3)	64.3	66.9	-4%	63.6	61.0	4%
Parametric custom portfolios(4)	15.5	15.0	3%	15.1	14.7	3%
Parametric overlay services	5.2	5.2	0%	5.0	5.2	-4%
Consolidated average annualized
management fee rates	30.3	31.8	-5%	30.3	31.9	-5%

(1)	Includes balanced and other multi‐asset mandates. Excludes equity mandates reported as Parametric custom portfolios.
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

Distribution and underwriter fees

The following table shows fund distribution and underwriter fee revenue and other fund-related distribution income:

	Three Months Ended			Nine Months Ended
	July 31,		%	July 31,		%
(in thousands)	2020	2019	Change	2020	2019	Change
Distribution fees:
Class A	$558	$763	-27%	$1,846	$2,391	-23%
Class B	-	20	-100%	-	96	-100%
Class C	7,261	9,078	-20%	23,094	30,678	-25%
Class F	361	392	-8%	1,112	1,144	-3%
Class N(1)	12	18	-33%	36	60	-40%
Class R	427	493	-13%	1,337	1,401	-5%
Private funds	3,862	2,995	29%	10,911	8,252	32%
Total distribution fees	12,481	13,759	-9%	38,336	44,022	-13%
Underwriter commissions	3,957	5,964	-34%	15,660	15,257	3%
Contingent deferred sales charges
and other redemption fees	555	396	40%	1,364	1,751	-22%
Other distribution income	1,148	1,162	-1%	3,481	3,395	3%
Total distribution and underwriter fees	$18,141	$21,281	-15%	$58,841	$64,425	-9%

(1)	Consists of Investor class shares of Parametric Funds and Advisers class shares of Eaton Vance Funds.

The $1.3 million decrease in distribution fees in the third quarter of fiscal 2020 from the same period a year earlier primarily reflects a decrease in Class C distribution fees driven by lower average managed assets of Class C mutual fund shares offset by an increase in distribution fees from private funds driven by higher average managed assets in these funds. The $3.1 million decrease in distribution and underwriter fees further reflects a $2.0 million decrease in underwriter commissions, partially offset by a $0.2 million increase in contingent deferred sales charges and other redemption fees.

The $5.7 million decrease in distribution fees in the first nine months of fiscal 2020 from the same period a year earlier primarily reflects a decrease in Class C distribution fees driven by lower average managed assets of Class C mutual fund shares offset by an increase in distribution fees from private funds driven by higher average managed assets in these funds. The $5.6 million decrease in distribution and underwriter fees further reflects a $0.4 million decrease in contingent deferred sales charges and other redemption fees, primarily attributable to the early redemption of certain managed assets of a private fund in the first quarter of fiscal 2019, partially offset by a $0.4 million increase in underwriter commissions.

Service fees

Service fee revenue increased 1 percent and 7 percent in the third quarter and first nine months of fiscal 2020 from the same periods a year earlier, respectively, primarily reflecting an increase in average assets in funds and fund share classes subject to service fees.

Other revenue

Other revenue, which consists primarily of fund shareholder servicing fees, referral fees and consultancy fees, decreased 51 percent and 35 percent in the third quarter and first nine months of fiscal 2020 from the same periods a year earlier, primarily reflecting decreases in miscellaneous dealer income, due to a terminated distribution agreement, Hexavest-related referral fees and shareholder servicing fees.

Expenses

The following table shows our operating expenses:

	Three Months Ended			Nine Months Ended
	July 31,		%	July 31,		%
(in thousands)	2020	2019	Change	2020	2019	Change
Compensation and related costs	$156,780	$158,642	-1%	$477,834	$466,072	3%
Distribution expense	32,198	38,070	-15%	105,734	111,508	-5%
Service fee expense	28,266	28,037	1%	84,669	79,475	7%
Amortization of deferred sales
commissions	6,329	5,644	12%	18,586	16,762	11%
Fund-related expenses	9,545	9,715	-2%	31,509	29,320	7%
Other expenses	56,480	53,992	5%	173,056	160,937	8%
Total expenses	$289,598	$294,100	-2%	$891,388	$864,074	3%

Compensation and related costs

The following table shows the details of our compensation and related costs:

	Three Months Ended			Nine Months Ended
	July 31,		%	July 31,		%
(in thousands)	2020	2019	Change	2020	2019	Change
Base salaries and employee benefits	$78,583	$73,175	7%	$234,852	$219,919	7%
Stock-based compensation	25,336	23,541	8%	76,663	68,827	11%
Operating income-based incentives	40,215	43,731	-8%	119,023	124,720	-5%
Sales-based incentives	12,786	16,143	-21%	46,257	48,532	-5%
Other compensation expense	(140)	2,052	NM	1,039	4,074	-74%
Total	$156,780	$158,642	-1%	$477,834	$466,072	3%

Compensation expense decreased by $1.9 million, or 1 percent, in the third quarter of fiscal 2020 from the same period a year earlier. The decrease was primarily driven by (1) a $3.5 million decrease in operating income-based bonus accruals due to a decrease in consolidated pre-bonus operating income; (2) a $3.4 million decrease in sales‐based incentive compensation; and (3) a $2.2 million decrease in other compensation expenses primarily due to lower severance expenses. These decreases were partially offset by a $5.4 million increase in base salaries and employee benefits associated with increases in headcount and a $1.8 million increase in stock-based compensation expense.

Compensation expense increased by $11.8 million, or 3 percent, in the first nine months of fiscal 2020 from the same period a year earlier. The increase was primarily driven by (1) a $14.9 million increase in base salaries and employee benefits associated with increases in headcount, year-end compensation increases for continuing employees and one additional payroll day in the first nine months of fiscal 2020; and (2) a $7.8 million increase in stock-based compensation expense primarily due to the accelerated recognition of stock-based compensation expense in the first nine months of fiscal 2020 related to employee retirements. These increases were partially offset by a $5.7 million decrease in operating income-based bonus accruals, a $3.0 million decrease in other compensation expenses primarily due to lower severance expenses and a $2.3 million decrease in sales‐based incentive compensation.

Distribution expense

The following table shows the breakdown of our distribution expense:

	Three Months Ended			Nine Months Ended
	July 31,		%	July 31,		%
(in thousands)	2020	2019	Change	2020	2019	Change
Distribution fees	$8,564	$10,384	-18%	$27,498	$35,062	-22%
Intermediary marketing support
payments	13,036	13,513	-4%	40,099	38,503	4%
Front-end sales commission expense	4,243	5,796	-27%	16,907	14,847	14%
Discretionary marketing expenses	3,435	5,260	-35%	12,228	14,172	-14%
Finder's fees	2,095	2,168	-3%	6,336	6,158	3%
Closed-end fund dealer compensation
payments	825	949	-13%	2,666	2,766	-4%
Total	$32,198	$38,070	-15%	$105,734	$111,508	-5%

Distribution expense decreased by $5.9 million, or 15 percent, in the third quarter of fiscal 2020 versus the same period a year earlier, primarily reflecting lower Class C distribution expenses, driven by a decrease in average managed assets of Class C mutual fund shares, a decrease in discretionary marketing expenses, a decrease in front-end sales commission expenses and lower intermediary marketing support payments. Distribution expense decreased $5.8 million, or 5 percent, in the first nine months of fiscal 2020 from the same period a year earlier, primarily reflecting lower Class C distribution expenses and a decrease in discretionary marketing expenses, partially offset by increases in front-end sales commission expenses and intermediary marketing support payments.

Service fee expense

Service fee expense increased by $0.2 million, or 1 percent, in the third quarter of fiscal 2020 from the same period a year earlier, reflecting higher private fund service fee payments, partially offset by lower Class A and Class C service fee payments. Service fee expense increased by $5.2 million, or 7 percent, in the first nine months of fiscal 2020 from the same period a year earlier, reflecting higher Class A and private fund service fee payments, partially offset by lower Class C service fee payments.

Amortization of deferred sales commissions

Amortization expense increased by $0.7 million, or 12 percent, in the third quarter of fiscal 2020, and increased by $1.8 million, or 11 percent, in the first nine months of fiscal 2020 versus the same periods a year earlier, primarily reflecting higher private fund commission amortization, partially offset by lower Class C commission amortization.

Fund-related expenses

Fund-related expenses decreased by $0.2 million, or 2 percent, in the third quarter of fiscal 2020 from the same period a year earlier, reflecting a reduction in fund expense borne by the Company, partially offset by higher sub-advisory fees paid. Fund-related expenses increased by $2.2 million, or 7 percent, in the first nine months of fiscal 2020 from the same period a year earlier, reflecting higher sub-advisory fees driven by increases in average managed assets in sub-advised funds and one additional fee day, partially offset by lower fund expenses borne by the Company.

Other expenses

The following table shows our other expenses:

	Three Months Ended			Nine Months Ended
	July 31,		%	July 31,		%
(in thousands)	2020	2019	Change	2020	2019	Change
Information technology	$30,788	$25,315	22%	$89,360	$73,512	22%
Facilities-related	13,716	13,086	5%	40,683	39,041	4%
Travel	434	4,982	-91%	8,101	13,886	-42%
Professional services	4,481	4,128	9%	14,171	12,822	11%
Communications	1,362	1,675	-19%	4,512	4,666	-3%
Amortization of intangible assets	964	1,050	-8%	2,951	3,928	-25%
Other corporate expense	4,735	3,756	26%	13,278	13,082	1%
Total	$56,480	$53,992	5%	$173,056	$160,937	8%

Other expenses increased by $2.5 million, or 5 percent, in the third quarter of fiscal 2020 from the same period a year earlier. The increase in information technology expense is primarily attributable to an increase in project-related IT consulting services associated with investments in technology and strategic initiatives, higher system maintenance costs and an increase in market data services. The increase in other corporate expenses reflects a one-time corporate charge of $1.4 million related to a reimbursement to the Company’s sponsored funds in the third quarter of fiscal 2020 for overpayment of shareholder services. These increases were partially offset by lower travel expenses.

Other expenses increased by $12.1 million, or 8 percent, in the first nine months of fiscal 2020 from the same period a year earlier. The increase in information technology expense is primarily attributable to an increase in project-related IT consulting services associated with investments in technology and strategic initiatives, higher system maintenance costs and an increase in market data services. The increase in facilities-related expenses is primarily attributable to a lease termination reimbursement for office space in Seattle during the second quarter of fiscal 2019. The increase in professional services expenses reflects an increase in legal expenses. These increases were partially offset by lower travel expenses and a decrease in amortization expense related to certain intangible assets that were fully amortized during the first quarter of fiscal 2019.

Non-operating Income (Expense)

The following table shows the main categories of non-operating income (expense):

	Three Months Ended			Nine Months Ended
	July 31,		%	July 31,		%
(in thousands)	2020	2019	Change	2020	2019	Change
Gains (losses) and other investment	$33,671	$14,846	127%	$(751)	$35,885	NM
income, net
Interest expense	(5,888)	(5,888)	0%	(18,140)	(17,907)	1%
Other income (expense) of consolidated
CLO entities:
Gains and other investment
income, net	14,440	18,260	-21%	25,162	45,495	-45%
Interest and other expense	(9,912)	(21,748)	-54%	(38,955)	(40,905)	-5%
Total non-operating income (expense)	$32,311	$5,470	491%	$(32,684)	$22,568	NM

The change in gains (losses) and other investment income, net, in the third quarter of fiscal 2020 compared to the same period a year ago reflects a $23.9 million increase in net investment gains, primarily attributable to investments of consolidated sponsored funds and associated hedges, partially offset by a $4.9 million decrease in interest and other income and an increase in foreign currency losses of $0.3 million. The increase in net investment gains of consolidated sponsored funds during the third quarter of fiscal 2020 drove a corresponding increase in net income attributable to non-controlling and other beneficial interest holders during the period as more fully described below.

The change in other income (expense) of consolidated CLO entities in the third quarter of fiscal 2020 compared to the same period a year earlier reflects an $8.0 million improvement in net income (expense) of consolidated CLOs, driven by an increase in our economic interests in these entities. The Company consolidated three securitized CLO entities and one warehouse stage CLO entity as of July 31, 2020 in comparison to four securitized CLO entities as of July 31, 2019. Our economic interests consist of changes in the fair market value of our investments in these entities, distributions received and management fees earned by the Company.

The change in gains (losses) and other investment income, net, in the first nine months of fiscal 2020 compared to the same period a year ago reflects a $25.4 million decrease in net investment gains, primarily attributable to investments of consolidated sponsored funds and associated hedges, and an $11.5 million decrease in interest and other income, partially offset by a decrease in foreign currency losses of $0.2 million.

Interest expense increased by $0.2 million in first nine months of fiscal 2020 compared to the same period a year earlier reflecting borrowings under our line of credit during the second quarter of fiscal 2020. Such borrowings were fully repaid in the second quarter of fiscal 2020.

The change in other income (expense) of consolidated CLO entities in the first nine months of fiscal 2020 compared to the same period a year earlier reflects an $18.4 million unfavorable change in net income (expense) of consolidated CLOs, driven by a decrease in our economic interests in these entities. The Company consolidated three securitized CLO entities and one warehouse stage CLO entity as of July 31, 2020 in comparison to four securitized CLO entities as of July 31, 2019. Our economic interests consist of changes in the fair market value of our investments in these entities, distributions received and management fees earned by the Company.

Income Taxes

Our effective tax rate, calculated as a percentage of income before income taxes and equity in net income (loss) of affiliates, was 22.6 percent in the third quarter of fiscal 2020 and 25.5 percent in the third quarter of fiscal 2019. Our effective tax rate was 25.8 percent in the first nine months of fiscal 2020 and 24.8 percent in the first nine months of fiscal 2019.

Our income tax provision for the three months ended July 31, 2020 and 2019 includes charges of $0.5 million and $1.1 million, respectively, associated with certain provisions of the 2017 Tax Act taking effect for the Company in fiscal 2019, relating principally to limitations on the deductibility of executive compensation. These charges totaled $2.7 million and $2.4 million for the nine months ended 2020 and 2019, respectively.

Our income tax provision for the three months ended July 31, 2020 and 2019 was reduced by net excess tax benefits of $0.2 million and $0.6 million, respectively, related to the exercise of employee stock options and vesting of restricted stock awards, and $7.3 million and $2.2 million, respectively, related to net income (loss) attributable to non-controlling and other beneficial interests, which is not taxable to the Company. These net excess tax benefits totaled $4.2 million and $9.2 million for the nine months ended July 31, 2020 and 2019, respectively.

Our calculations of adjusted net income and adjusted earnings per diluted share remove the impairment loss recognized in the third quarter of fiscal 2020 on the Company’s investment in 49 percent-owned affiliate Hexavest, exclude gains (losses) and other investment income (expense) of consolidated investment entities and other seed capital investments, add back the management fees and expenses of consolidated investment entities, and exclude the tax impact of stock-based compensation shortfalls or windfalls. On this basis, our adjusted effective tax rate was 27.1 percent and 26.4 percent for the three months ended July 31, 2020 and 2019, respectively, and 26.6 percent for both of the nine month periods ended July 31, 2020 and 2019.

The following table reconciles income before income taxes and equity in net income of affiliates to adjusted income before income taxes and equity in net income of affiliates and the Company’s adjusted income tax expense and adjusted effective income tax rate:

	Three Months Ended			Nine Months Ended
	July 31,		%	July 31,		%
(in thousands)	2020	2019	Change	2020	2019	Change
Income before income taxes and equity in net
income (loss) of affiliates	$163,532	$142,605	15%	$355,212	$408,006	-13%
Management fees of consolidated sponsored
funds and consolidated CLO entities, pre-tax(1)	1,193	1,813	-34%	4,396	3,614	22%
Non-management expenses of consolidated
sponsored funds, pre-tax(2)	1,014	1,297	-22%	3,446	4,078	-15%
Net (gains) losses and other investment income
related to consolidated sponsored funds and
other seed capital investments, pre-tax(3)	(33,419)	(12,394)	170%	4,258	(27,764)	NM
Other (income) expense of consolidated CLO
entities, pre-tax(4)	(4,528)	3,488	NM	13,793	(4,589)	NM
Adjusted income before income taxes and equity
in net income (loss) of affiliates	$127,792	$136,809	-7%	$381,105	$383,345	-1%

Income tax expense	$36,899	$36,304	2%	$91,494	$100,998	-9%
Management fees of consolidated sponsored
funds and consolidated CLO entities(1)	308	466	-34%	1,136	925	23%
Non-management expenses of consolidated
sponsored funds(2)	262	333	-21%	891	1,041	-14%
Net (gains) losses and other investment income
related to consolidated sponsored funds and
other seed capital investments(3)	(1,789)	(2,474)	-28%	(1,898)	(3,697)	-49%
Other (income) expense of consolidated CLO
entities(4)	(1,170)	895	NM	3,565	(1,162)	NM
Net excess tax benefits from stock-based
compensation plans	176	637	-72%	6,095	3,863	58%
Adjusted income tax expense	$34,686	$36,161	-4%	$101,283	$101,968	-1%
Effective income tax rate	22.6%	25.5%	-11%	25.8%	24.8%	4%
Adjusted effective income tax rate	27.1%	26.4%	3%	26.6%	26.6%	0%

(1)	Represents management fees eliminated upon the consolidation of sponsored funds and CLO entities.
(2)	Represents expenses of consolidated sponsored funds.
(3)

Represents gains, losses and other investment income earned on investments in sponsored strategies, whether accounted for as consolidated funds, separate accounts or equity investments, as well as the gains and losses recognized on derivatives used to hedge these investments. Stated amounts are net of non-controlling interests.

(4)	Represents other income and expenses of consolidated CLO entities.

Equity in Net Income (Loss) of Affiliates, Net of Tax

Equity in net income (loss) of affiliates, net of tax, primarily reflects our 49 percent equity interest in Hexavest and our seven percent minority equity interest in a private equity partnership managed by a third party. Equity in net income (loss) of affiliates in the third quarter of fiscal 2020 included the $100.5 million impairment loss recognized on the Company’s investment in Hexavest. See Note 3, Investments, in Item 1, Consolidated Financial Statements (unaudited) of this Quarterly Report on Form 10-Q for additional details. Results for the third quarter of fiscal 2020 compared to the same period a year ago further reflect a $1.3 million decrease in income contribution from Hexavest and a $0.8 million loss from the Company’s investment in a private equity partnership. Results for the first nine months of fiscal 2020 compared to the same period a year ago further reflect a $2.0 million decrease in income contribution from Hexavest and a $0.9 million loss from the Company’s investment in a private equity partnership.

The following table summarizes the components of equity in net income of affiliates:

	Three Months Ended			Nine Months Ended
	July 31,		%	July 31,		%
(in thousands)	2020	2019	Change	2020	2019	Change
Investment in Hexavest, net of
tax and amortization	$(99,464)	$2,235	NM	$(95,513)	$6,920	NM
Investment in private equity
partnership, net of tax	(780)	-	NM	(925)	(2)	NM
Total	$(100,244)	$2,235	NM	$(96,438)	$6,918	NM

Net (Income) Loss Attributable to Non-controlling and Other Beneficial Interests

The following table summarizes the components of net (income) loss attributable to non-controlling and other beneficial interests:

	Three Months Ended			Nine Months Ended
	July 31,		%	July 31,		%
(in thousands)	2020	2019	Change	2020	2019	Change
Consolidated sponsored funds	$(26,500)	$(2,760)	860%	$11,598	$(13,323)	NM
Majority-owned subsidiaries	(1,482)	(3,555)	-58%	(4,428)	(9,774)	-55%
Net (income) loss attributable to non-controlling
and other beneficial interests	$(27,982)	$(6,315)	343%	$7,170	$(23,097)	NM

Net income attributable to non-controlling and other beneficial interests increased by $21.7 million in the third quarter of fiscal 2020 compared to the same period a year ago, reflecting an increase in income and (gains) losses of consolidated investment entities and other seed capital investments driven primarily by market gains in position values to reflect securities price increases in the third quarter of fiscal 2020. Net income (loss) attributable to non-controlling and other beneficial interests decreased by $30.3 million in the first nine months of fiscal 2020 compared to the same period a year ago, reflecting a decline in income and (gains) losses of consolidated investment entities and other seed capital investments. Net income attributable to majority-owned subsidiaries decreased by $2.1 million in the third quarter of fiscal 2020 and decreased by $5.3 million in the first nine months of fiscal 2020, reflecting the Company’s accelerated repurchase of certain profit and capital interests in Parametric entities held by current and former employees. The repurchase settled in the fourth quarter of fiscal 2019. Net income attributable to non-controlling and other beneficial interests is not adjusted for taxes due to the underlying tax status of our consolidated sponsored funds and consolidated majority-owned subsidiaries, which are treated as pass-through entities for tax purposes.

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

The following table summarizes certain key financial data relating to our liquidity and capital resources and the uses of cash:

Balance Sheet and Cash Flow Data
	July 31,	October 31,
(in thousands)	2020	2019

Balance sheet data:
Assets:
Cash and cash equivalents	$878,875	$557,668
Management fees and other receivables	231,115	237,864
Total liquid assets	$1,109,990	$795,532

Investments	$657,444	$1,060,739

Liabilities:
Debt(1)	$625,000	$625,000

(1)

Represents the principal amount of debt outstanding. The carrying value of the debt, including debt issuance costs, was $621.1 million and $620.5 million as of July 31, 2020 and October 31, 2019, respectively.

	Nine Months Ended
	July 31,
(in thousands)	2020	2019

Cash flow data:
Operating cash flows	$254,797	$379,912
Investing cash flows	15,653	(628,313)
Financing cash flows	53,557	95,390

Liquidity and Capital Resources

Liquid assets consist of cash and cash equivalents and management fees and other receivables. Cash and cash equivalents consist of cash and short-term, highly liquid investments that are readily convertible to cash. Management fees and other receivables primarily represent receivables due from sponsored funds and separately managed accounts for investment advisory and distribution services provided. Excluding those assets identified as assets of consolidated CLO entities, liquid assets represented 42 percent and 32 percent of total assets on July 31, 2020 and October 31, 2019, respectively. Not included in the liquid asset amounts are $170.6 million and $317.9 million of highly liquid short-term debt securities with remaining maturities between three and 12 months held as of July 31, 2020 and October 31, 2019, respectively, which are included within investments on our Consolidated Balance Sheets. These amounts include $20.1 million as of July 31, 2020 and October 31, 2019, in a separate account previously classified as a seed capital investment. Generally, our seed investments in consolidated funds and separate accounts are not treated as liquid assets because they may be longer term in nature.

As of July 31, 2020, our unsecured and unsubordinated debt consisted of $325.0 million in aggregate principal amount of 3.625 percent Senior Notes due in June 2023 and $300.0 million in aggregate principal amount of 3.5 percent Senior Notes due in April 2027. Interest on the senior notes is payable semi-annually in arrears. The senior notes do not contain debt covenants.

We maintain a $300.0 million unsecured revolving credit facility with several banks that expires on December 11, 2023. The facility, which we entered into on December 11, 2018, provides that we may borrow at LIBOR or LIBOR-successor benchmark-based rates of interest which vary depending on our credit ratings. Accrued interest on any borrowing is payable quarterly in arrears and on the date of repayment. Subject to the terms and conditions of the credit facility, the amount available for borrowing may be increased to up to $400.0 million through additional commitments by existing lenders or the addition of one or more new lenders to the syndicate. The credit facility contains financial covenants with respect to leverage and interest coverage, and requires us to pay a quarterly commitment fee on any unused portion. During the second quarter of fiscal 2020, we borrowed $300.0 million under our credit facility to demonstrate the Company’s ability to generate incremental liquidity if needed. Such borrowings were fully repaid during the second quarter. As of July 31, 2020, we had no borrowings under our revolving credit facility and we were in compliance with all debt covenants.

We continue to monitor our liquidity daily and are carefully managing our cash flow to maintain financial flexibility. We expect that our main uses of cash will be paying dividends, acquiring shares of our Non-Voting Common Stock, making seed investments in new investment strategies, potential strategic acquisitions, maintaining and enhancing our technology infrastructure and paying the operating expenses of our business. We believe that our existing liquid assets, cash flows from operations and borrowing capacity under our revolving credit facility are sufficient to meet our current and forecasted operating cash needs. The risk exists, however, that if we need to raise additional capital or refinance existing debt in the future, resources may not be available to us in sufficient amounts or on acceptable terms. Our ability to enter the capital markets in a timely manner depends on a number of factors, including the state of global credit and equity markets, interest rates, credit spreads and our credit ratings at such time. If we are unable to access capital markets to issue new debt, refinance existing debt or sell shares of our Non-Voting Common Stock as needed, or if we are unable to obtain such financing on acceptable terms, our business could be adversely affected. Eaton Vance’s issuer rating is A3 by Moody’s Investors Service and A- by S&P Global Ratings.

Recoverability of our Investments

Our approximately $700 million of investments as of July 31, 2020 consisted of our direct investments in Company-sponsored funds and separate accounts entered into for investment and business development purposes, investments held by the funds we consolidate, our 49 percent minority equity interest in Hexavest, and certain other investments held at cost. Investments directly held by the Company and investments held by funds that we consolidate are significant to us and generally include liquid debt and equity securities that are held at fair value.

We assess our investments in equity method investees for impairment in the fourth quarter of each fiscal year, or as facts and circumstances indicate that additional analysis is warranted. Our investments in equity method investees primarily relates to our investment in Hexavest. During the third quarter of fiscal 2020, Hexavest’s managed assets and associated management fee revenue continued to decline. The decline in Hexavest’s managed assets accelerated in the spring and summer following disappointing investment performance in the pandemic-related March market selloff. Hexavest employs a value-leaning, preservation of capital-oriented investment style that typically generates strong returns during periods of market weakness. In this year’s market decline, however, value stocks significantly lagged growth stocks, contributing to Hexavest’s disappointing returns during March. At July 31, 2020, we estimated the fair value of the Company’s investment in Hexavest to be $32.7 million. The Company determined that the decline in fair value is other-than-temporary due to the magnitude of the difference between the previous carrying value and the estimated fair value of the investment. We have no intention of disposing of our investment in Hexavest. Accordingly, at July 31, 2020, we recognized an impairment charge of $100.5 million to write down the carrying amount of our investment to fair value. See Note 3, Investments, in Item 1, Consolidated Financial Statements (unaudited) of this Quarterly Report on Form 10-Q for additional details.

We test our investments held at cost for impairment on a quarterly basis by assessing qualitative factors. Our investments held at cost consist primarily of a $19.0 million investment in a U.S.-based wealth management technology firm. We qualitatively concluded that our investments held at cost were not impaired as of July 31, 2020.

We periodically review our deferred sales commissions and amortizing identifiable intangible assets for impairment as events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. There have been no significant events or changes in the financial condition of these assets in the first nine months of fiscal 2020 that would indicate that an impairment loss exists at July 31, 2020.

We assess indefinite-lived intangible assets for impairment in the fourth quarter of each fiscal year, or as facts and circumstances indicate that additional analysis is warranted. Our indefinite-lived intangible assets primarily include $47.7 million of Calvert mutual fund management contracts acquired in fiscal 2017. Calvert is the centerpiece of our responsible investment strategy, and assets managed under Calvert branded strategies continued to experience growth through the third quarter. Accordingly, we qualitatively determined that these indefinite-lived intangible assets were not impaired as of July 31, 2020.

We also assess goodwill for impairment in the fourth quarter of each fiscal year, or as facts and circumstances indicate that additional analysis is warranted. The carrying amount of our goodwill of $259.7 million primarily relates to goodwill associated with our acquisitions of Parametric, Atlanta Capital, and the Tax Advantaged Bond Strategies (TABS) business of M.D. Sass Investor Services that are now combined into a single reporting unit as a consequence of the strategic initiative that we announced in June 2019. This reporting unit has experienced considerable organic growth since acquisition and its financial performance remained strong in the current quarter. Also, our most recent quantitative impairment tests performed in the fourth quarter of fiscal 2019 indicated that the fair values of our reporting units were significantly in excess of their carrying amounts. Accordingly, we qualitatively determined that our goodwill was not impaired as of July 31, 2020.

Operating Cash Flows

Cash provided by operating activities totaled $254.8 million in the first nine months of fiscal 2020 compared to cash provided by operating activities of $379.9 million in the first nine months of fiscal 2019. The year-over-year change primarily reflects a decrease in net cash provided by operating activities of consolidated CLO entities, an increase in net inflows related to the purchase and sale of short-term debt securities, an increase in net outflows from investment activity of consolidated sponsored funds and separately managed accounts and an increase due to timing differences in the cash settlements of our other assets and liabilities.

Investing Cash Flows

Cash provided by investing activities totaled $15.7 million in the first nine months of fiscal 2020 compared to cash used for investing activities of $628.3 million in the first nine months of fiscal 2019. The year-over-year change primarily reflects a $544.3 million decrease in net purchases of bank loans and other investments by consolidated CLO entities, a $54.4 million decrease in purchases of investments in CLO entity note obligations, a $27.3 million increase in proceeds from the sale of CLO entity note obligations, a $14.4 million decrease in additions to equipment and leasehold improvement and a $3.7 million increase in net proceeds from sale of investments.

Financing Cash Flows

Cash provided by financing activities totaled $53.6 million in the first nine months of fiscal 2020. The Company used $112.6 million to repurchase and retire shares of our Non-Voting Common Stock under our authorized repurchase programs, paid $8.4 million to acquire additional interests in Atlanta Capital and Parametric and received proceeds of $57.9 million related to the issuance of shares of our Non-Voting Common Stock in connection with the exercise of stock options and other employee stock purchases. As of July 31, 2020, we had authorization to purchase an additional 4.0 million shares of our Non-Voting Common Stock under our current share repurchase authorization.

Our dividends declared per share were $1.125 in the first nine months of fiscal 2020 and we paid an additional $7.3 million of dividends in the first nine months of fiscal 2020 versus the first nine months of fiscal 2019. We currently expect to declare and pay quarterly dividends on our Voting and Non-Voting Common Stock comparable to the dividend declared in the third quarter of fiscal 2020. Cash provided by financing activities of consolidated CLO entities in the first nine months of fiscal 2019 included $404.5 million of issuance of senior and subordinated note obligations resulting from the securitization of a warehouse CLO entity.

Contractual Obligations

We have future obligations under various contracts relating to debt, interest payments and operating leases. During the first nine months ended July 31, 2020, there were no material changes to our contractual obligations as previously reported in our Annual Report on Form 10-K for the year ended October 31, 2019, except as discussed below.

Vested profit units (non‐controlling interests) held by employees in the Atlanta Capital long‐term equity incentive plan are not subject to mandatory redemption. Our repurchase of these non‐controlling interests is predicated on the exercise of a series of put options held by profit unit holders and call options held by us. The put options provide the profit unit holders the right to require us to repurchase their interests at specified intervals over time. The call options we hold provide us with the right to require the profit unit holders to sell their interests to us at specified intervals over time, as well as upon the occurrence of certain events such as death or permanent disability. These non‐controlling interests are redeemable at fair value. There is uncertainty as to the timing and amount of any purchases of vested profit units in the future. At July 31, 2020, there are no amounts payable to non-controlling interest holders of Atlanta Capital to repurchase vested profit units. In fiscal 2017, the Company introduced a phantom incentive plan for Atlanta Capital that provides for the award of phantom incentive units to eligible employees that are indexed to the per unit enterprise value of Atlanta Capital and settled in shares of our Non‐Voting Common Stock at vesting. As a consequence of introducing this stock‐based compensation plan, we ceased granting profit units to employees of Atlanta Capital under the long‐term equity incentive plan.

We report all redeemable non‐controlling interests in temporary equity on our Consolidated Balance Sheet at estimated redemption value. The estimated redemption value of our non-controlling interests totaled $185.5 million on July 31, 2020 compared to $285.9 million on October 31, 2019. Redeemable non-controlling interests at July 31, 2020 consisted of vested profit units held by employees of Atlanta Capital granted under the Atlanta Capital long‐term equity incentive plan of $15.6 million and equity interests in our consolidated sponsored funds held by third‐party shareholders of $169.9 million.

Foreign Subsidiaries

As of July 31, 2020, we consider the undistributed earnings of certain foreign subsidiaries to be indefinitely reinvested in foreign operations. As of July 31, 2020, we had approximately $12.4 million of undistributed earnings, primarily from operations in the U.K., which are not available to fund domestic operations or to distribute to our shareholders unless repatriated. In consideration of the treatment of taxable distributions, under the 2017 Tax Act, the impact of Global Intangible Low Taxed Income on the Company’s future foreign earnings and lack of withholding tax imposed by certain foreign governments, any future tax liability with respect to these undistributed earnings is immaterial.

Off-Balance Sheet Arrangements

We do not invest in any off-balance sheet vehicles that provide financing, liquidity, market or credit risk support or engage in any leasing activities that expose us to any liability that is not reflected in our Consolidated Financial Statements.

Critical Accounting Policies

The preparation of the Company’s Consolidated Financial Statements in conformity with U.S. GAAP requires management to make judgments, estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and related notes to the Consolidated Financial Statements. Our critical accounting policies reflect our accounting policies that require significant judgments and estimates used in the preparation of our Consolidated Financial Statements. Our critical accounting policies are disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the fiscal year ended 2019. Below is an update to our critical accounting policies.

Fair value measurements

The accounting standards for fair value measurement provide a framework for measuring fair value. Fair value is defined as the price that would be received for an asset, or the exit price that would be paid to transfer a liability, in the principal or most advantageous market in an orderly transaction between market participants on the measurement date.

The Company has a 49 percent equity interest in Hexavest Inc. (Hexavest), a Montreal, Canada-based investment adviser. The investment is accounted for under the equity method of accounting. Investments in equity method investees are evaluated for impairment as events or changes in circumstances indicate that the carrying value of the investment may not be recoverable. During the third quarter of fiscal 2020, Hexavest’s managed assets and associated management fee revenue continued to decline following disappointing investment performance in the pandemic-related March market selloff. At July 31, 2020, the Company estimated the fair value of the Company’s investment in Hexavest to be $32.7 million, which was significantly less than the investment’s previous carrying value. The fair value of the Company’s investment in Hexavest was estimated utilizing two equally weighted valuation approaches, a discounted cash flow methodology under the income approach and a guideline public company methodology under the market approach. The valuations were prepared with the assistance of an independent valuation firm and approved by management. The magnitude of the loss in value of this investment due to the decline in managed assets and associated revenue indicated that the investment was other-than-temporarily impaired at July 31, 2020. Accordingly, at July 31, 2020, the Company recognized an impairment charge of $100.5 million to write down the carrying amount of its investment to fair value. The Company has no intention of disposing of its investment in Hexavest. A continued decline in managed assets could further reduce the fair value of the Company’s investment in Hexavest and require additional impairment tests to be performed in future periods. See Note 3, Investments, in Item 1, Consolidated Financial Statements (unaudited) of this Quarterly Report on Form 10-Q for additional information on the Company’s investment in Hexavest and estimated fair value of the investment as of July 31, 2020.

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

Item 4. Controls and Procedures

We evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2020. Disclosure controls and procedures are designed to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rule and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), to allow timely decisions regarding required disclosure. Our CEO and CFO participated in this evaluation and concluded that, as of July 31, 2020, our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting that occurred during the third quarter of our fiscal year ending October 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to evaluate the impact, if any, on their design and operating effectiveness.

Part II - Other Information

Item 1. Legal Proceedings

There have been no material developments in litigation previously reported in our SEC filings.

Item 1A. Risk Factors

The following is an update to Part I, “Item 1A- Risk Factors,” contained in our Form 10-K for the year ended October 31, 2019.

The COVID-19 pandemic is having an adverse effect on our business, results of operations, cash flows and financial condition. The ongoing COVID-19 pandemic has caused significant disruption in global financial markets, resulting in a decline in our assets under management and negatively affecting our revenue and earnings. While financial markets have substantially recovered, renewed market declines could adversely affect our assets under management, revenue and earnings, which impact could be material.

The COVID-19 pandemic has significantly affected the manner in which we operate. While we have in place business continuity plans that address potential impacts of the COVID-19 pandemic to our personnel and our facilities, and technologies that enable our personnel to work effectively from home, no assurance can be given that the steps we have taken will continue to be effective or appropriate. While our employees have to date been able to continue conducting business while working remotely, operational challenges may arise in the future, which may reduce our organizational efficiency or effectiveness, and increase operational, compliance and cybersecurity risks. In addition, because most of our employees have not previously worked remotely for an extended period of time, we are unsure of the impact that the remote work environment and lack of in-person meetings with colleagues, clients and business partners will have on the growth of our business and the results of our operations. Many of the key service providers we rely on also have transitioned to working remotely. If we or they were to experience material disruptions in the ability of our or their employees to work remotely (e.g., from illness due to COVID-19 or disruption in internet-based communication systems and networks), our ability to operate our business could be materially adversely disrupted. Any such material adverse disruptions to our business operations could have a material adverse impact on our results of operations, cash flows or financial condition.

The extent to which our business, results of operations, cash flows and financial results are affected by the COVID-19 pandemic will largely depend on future developments that cannot be accurately predicted and are uncertain, including the duration and severity of the pandemic and the length of time until the economy recovers and our employees can safely return to the workplace. In addition, many of the risk factors described in our Annual Report on Form 10-K for the year ended October 31, 2019 are heightened by the effects of the COVID-19 pandemic and related economic conditions, which could result in a material adverse effect on our business, results of operations, cash flows or financial condition.

Our clients can withdraw the assets we manage on short notice, making our future client and revenue base unpredictable. Our open-end fund clients generally may redeem their investments in these funds each business day without prior notice. Institutional and individual separate account clients can terminate their relationships with us generally at any time. In a declining stock market, the pace of open-end fund redemptions could accelerate. Poor performance of the assets we manage relative to other asset management firms could result in lower purchases and increased redemptions of open-end fund shares, and the loss of institutional and individual separate accounts. While not subject to daily redemption, closed-end funds that we advise may shrink in size due to repurchases of shares in open-market transactions or pursuant to tender offers, or in connection with distributions in excess of realized returns. Activist shareholders may attempt to force one or more closed-end funds for which we serve as investment adviser to conduct a share tender offer, to convert to an open-end fund, to liquidate or take other actions that would reduce the fees we receive from such funds. An activist shareholder was recently successful in placing three of its nominees on the board of trustees of one of the closed-end funds we advise. The decrease in revenue that could result from any of these events could have a material adverse effect on our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding purchases by the Company of our Non-Voting Common Stock on a monthly basis during the third quarter of fiscal 2020:

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)(2)	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
May 1, 2020 through
May 31, 2020	32,163	$33.81	32,163	3,962,474
June 1, 2020 through
June 30, 2020	572	$39.25	572	3,961,902
July 1, 2020 through
July 31, 2020	5,366	$37.60	5,366	3,956,536
Total	38,101	$34.43	38,101	3,956,536

(1)	Represents shares of Non-Voting Common Stock withheld for tax withholding purposes upon the vesting of restricted share awards.
(2)

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
101

Materials from the Eaton Vance Corp. Quarterly Report on Form 10-Q for the quarter ended July 31, 2020, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) related Notes to the Consolidated Financial Statements, tagged in detail.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EATON VANCE CORP. (Registrant)

DATE: September 4, 2020	/s/Laurie G. Hylton
(Signature)
Laurie G. Hylton
Chief Financial Officer

DATE: September 4, 2020	/s/Julie E. Rozen
(Signature)
Julie E. Rozen
Chief Accounting Officer