Form 10-K
period 2020-10-31
EATON VANCE CORP
filed 2020-12-22
CIK 350797

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended October 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No☒

Aggregate market value of Non-Voting Common Stock held by non-affiliates of the Registrant, based on the closing price of $36.70 on April 30, 2020 on the New York Stock Exchange was $4,030,767,061. Calculation of holdings by non-affiliates is based upon the assumption, for these purposes only, that executive officers, directors, and persons holding 5 percent or more of the registrant’s Non-Voting Common Stock are affiliates.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the close of the latest practicable date.

Class:	Outstanding at October 31, 2020
Non-Voting Common Stock, $0.00390625 par value	114,196,609
Voting Common Stock, $0.00390625 par value	464,716

Eaton Vance Corp.

Form 10-K

For the Fiscal Year Ended October 31, 2020

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for Eaton Vance Corp. (Eaton Vance or the Company) includes statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), including statements regarding our expectations, intentions or strategies regarding the future. All statements, other than statements of historical facts, included in this Annual Report on Form 10-K regarding our financial position, business strategy and other plans and objectives for future operations are forward-looking statements. The terms “may,” “will,” “could,” “anticipate,” “plan,” “continue,” “project,” “intend,” “estimate,” “believe,” “expect” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such words. Although we believe that the assumptions and expectations reflected in such forward-looking statements are reasonable, we can give no assurance that they will prove to be correct or that we will take any actions that may now be planned. Certain important factors that could cause actual results to differ materially from our expectations, including factors related to the proposed acquisition of Eaton Vance by Morgan Stanley, are disclosed in Risk Factors under Item 1A of this Annual Report on Form 10-K. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by such factors. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Through EVM, Atlanta Capital, Calvert and our other affiliates, we manage active equity, income, alternative and blended strategies across a range of investment styles and asset classes, including U.S., global and international equities, floating-rate bank loans, municipal bonds, global income, high-yield and investment grade bonds, and mortgage-backed securities. Through Parametric, we manage a range of systematic investment strategies, including systematic equity, systematic fixed income, systematic alternatives and managed options strategies. Through Parametric, we also provide portfolio overlay services and manage custom separate account portfolios, including Custom Core™ equity, Custom Core fixed income, laddered fixed income, multi-asset and multi-manager portfolios. We also oversee the management of, and distribute, investment funds sub-advised by unaffiliated third-party managers, including global, emerging market and regional equity and asset allocation strategies.

Our breadth of investment management capabilities supports a wide range of strategies and services offered to fund shareholders and separate account investors. Our equity strategies encompass a diversity of investment objectives, risk profiles, income levels and geographic representation. Our income investment strategies cover a broad duration, geographic representation and credit quality range and encompass both taxable and tax-free investments. We also offer alternative investment strategies that include global macro absolute return and commodity-based investments. Although we manage and distribute a wide range of investment strategies and services, we operate in one business segment, namely as an investment adviser to funds and separate accounts. As of October 31, 2020, we had $515.7 billion in consolidated assets under management.

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

We employ approximately 30 sales professionals focused on serving institutional and high-net-worth clients who access investment management services on a direct basis and through investment consultants. Through our wholly- and majority-owned affiliates, we manage investments for a broad range of clients in the institutional and high-net-worth marketplace in the U.S. and internationally, including corporations, sovereign wealth funds, endowments, foundations, family offices and public and private employee retirement plans.

Proposed Acquisition of Eaton Vance by Morgan Stanley

On October 8, 2020, Eaton Vance and Morgan Stanley announced that they had entered into a definitive agreement for Morgan Stanley to acquire Eaton Vance. Under the terms of the merger agreement, Eaton Vance shareholders will receive $28.25 per share in cash and 0.5833 shares of Morgan Stanley Common Stock per share of Eaton Vance Common Stock held. The merger agreement contains an election procedure whereby each Eaton Vance shareholder may elect to receive the merger consideration all in cash or all in stock, subject to proration and adjustment.

The merger agreement also provided for Eaton Vance shareholders to receive a special cash dividend of $4.25 per share of Eaton Vance Common Stock held. On November 23, 2020, the Eaton Vance Board of Directors declared the $4.25 per share dividend, which was paid on December 18, 2020 to shareholders of record on December 4, 2020.

The proposed transaction is subject to customary closing conditions and is expected to close in the second quarter of 2021.

Company History

We have been in the investment management business for over 90 years, tracing our history to two Boston-based investment managers: Eaton & Howard, formed in 1924, and Vance, Sanders & Company, organized in 1934. Eaton & Howard, Vance Sanders, Inc. (renamed Eaton Vance Management, Inc. in June 1984 and reorganized as Eaton Vance Management in October 1990) was formed upon the acquisition of Eaton & Howard, Incorporated by Vance, Sanders & Company, Inc. on April 30, 1979. Following the 1979 merger of these predecessor organizations to form Eaton Vance, our managed assets consisted primarily of mutual funds marketed to U.S. retail investors under the Eaton Vance brand and investment counsel services offered directly to high-net-worth and institutional investors. Over the ensuing years, we have expanded our investment offerings and distribution efforts to include closed-end, private and offshore funds, separately managed accounts offered through financial intermediaries, a broad array of investment strategies and services for institutional and high-net-worth investors, and multiple responsible investing options.

Our long-term growth strategy focuses on developing and growing market-leading investment franchises and expanding our distribution reach into new channels and geographic markets. Recent strategic acquisitions include the purchase of the business assets of WaterOak Advisors, LLC (WaterOak) in October 2020 and our purchase of substantially all of the business assets of Calvert Investment Management, Inc. (Calvert Investments) in fiscal 2017.

In October 2020, we completed the purchase of the business assets of WaterOak, a wealth management firm headquartered in Winter Park, Florida, with $2.3 billion of client assets under management. WaterOak has been combined with Eaton Vance Investment Counsel to form Eaton Vance WaterOak Advisors (Eaton Vance WaterOak). Eaton Vance WaterOak provides high-net-worth families and institutions with access to sophisticated wealth management and investment solutions – including financial, estate and tax planning, investment management, and family office and trust services. Operating from Boston, New York and Florida, Eaton Vance WaterOak had $9.8 billion of client assets under management as of October 31, 2020.

In December 2016, we completed the purchase of substantially all of the business assets of Calvert Investments. Founded in 1976, Calvert Investments became a pioneer in responsible investing in 1982 by launching the first mutual fund to avoid investing in companies doing business in apartheid-era South Africa. At acquisition, Calvert had $11.9 billion of assets under management. Of this, $2.1 billion had previously been included in the Company’s consolidated managed assets because Atlanta Capital is sub-adviser to one of the Calvert-sponsored mutual funds (Calvert Funds). The total managed assets of Calvert, including assets sub-advised by other Eaton Vance affiliates, have grown to $26.2 billion at October 31, 2020, reflecting cumulative net inflows of $9.6 billion and market price appreciation of $4.6 billion since acquisition.

Investment Managers and Distributors

We conduct our consolidated investment management business through EVM, Parametric, Atlanta Capital, Calvert and other direct and indirect subsidiaries, including Boston Management and Research (BMR), Eaton Vance Advisers International Ltd. (EVAIL), Eaton Vance Global Advisors Limited (EVGA), Eaton Vance WaterOak, Eaton Vance Management (International) Limited (EVMI) and Eaton Vance Trust Company (EVTC). EVM, Parametric, Atlanta Capital, Calvert, BMR, EVAIL and Eaton Vance WaterOak are all registered with the U.S. Securities and Exchange Commission (SEC) as investment advisers under the Investment Advisers Act of 1940 (Advisers Act). EVTC, a Maine-chartered trust company, is exempt from registration under the Advisers Act. EVAIL is a wholly-owned Full Scope Alternative Investment Fund Manager licensed by the Financial Conduct Authority (FCA) of the United Kingdom (U.K.). EVGA is registered with the Central Bank of Ireland as an

Undertakings for Collective Investment in Transferable Securities (UCITS) Management Company with Individual Portfolio Management permissions. EVGA provides management services to the Eaton Vance International (Ireland) Funds Plc (EV UCITS Funds). EVMI is a wholly-owned financial services company registered with the FCA under the Financial Services and Market Act of the U.K.

Eaton Vance Distributors, Inc. (EVD), a wholly-owned broker-dealer registered under the Exchange Act, markets and sells Calvert, Eaton Vance and Parametric-branded funds and separately managed accounts offered through financial intermediaries. EVMI markets the EV UCITS Funds and other sponsored strategies and services in Europe and certain other international markets. Eaton Vance Management International (Asia) Pte. Ltd. (EVMIA), a wholly-owned financial services company registered with the Monetary Authority of Singapore (MAS) and holding a Capital Markets Services License for Fund Management, Dealing in Securities, Trading in Futures Contracts and Leveraged Foreign Exchange Trading, markets our affiliates’ strategies and services in the Asia-Pacific region. EVMIA operates under the Singapore Companies Act as overseen by the Accounting and Corporate Regulatory Authority in Singapore. Eaton Vance Asia Pacific, Ltd. (Eaton Vance Asia Pacific), a wholly-owned subsidiary of the Company incorporated in Cayman with a branch in Japan, is registered with the Financial Services Authority of Japan as a financial instruments business operator conducting an Investment Advisory and Agency Business as defined in Article 28(3) of the Financial Instruments and Exchange Act. Eaton Vance Asia Pacific acts as an intermediary to promote the asset management capabilities of our affiliates to registered financial instruments business operators. Eaton Vance Australia Pty. Ltd., a wholly-owned company registered as an Australian propriety company with the Australian Securities and Investment Commission, markets the strategies and services of our affiliates in Australia.

We are headquartered in Boston, Massachusetts. Our affiliates also maintain offices in Atlanta, Georgia; Minneapolis, Minnesota; New York, New York; Seattle, Washington; Washington, District of Columbia; Westport, Connecticut; West Palm Beach, Florida; Winter Park, Florida; London, England; Dublin, Ireland; Singapore; Sydney, Australia; and Tokyo, Japan. Our sales representatives operate throughout the United States and in the U.K., continental Europe, Asia, Australia, Canada and Latin America. We are represented in the Middle East through an agreement with a third-party distributor.

Current Developments

We are currently pursuing five primary strategic priorities: (1) capitalizing on our leadership position in specialty strategies and services for high-net-worth investors; (2) defending our floating-rate bank loan franchise and growing our short-duration fixed income franchises; (3) expanding our leadership position in responsible investing; (4) increasing our global investment capabilities and non-U.S. distribution; and (5) positioning the Company for success in a changing industry environment.

We report equity, fixed income and multi-asset separate accounts managed by Parametric for which customization is a primary feature as Parametric custom portfolios. This investment mandate reporting category includes Parametric Custom Core equity and fixed income strategies, Parametric laddered municipal and corporate bond separate account strategies, Parametric centralized portfolio management and Parametric multi-asset solution mandates. Parametric’s market-leading custom portfolio offerings combine the benefits of benchmark-based investing with the ability to customize portfolios to meet individual preferences and needs. In fiscal 2020, net inflows into Parametric custom portfolios totaled $5.7 billion, generating internal growth in managed assets of 3 percent. We continue to expand Parametric’s solution set and invest in technology to enhance client service and realize operating efficiencies and scale economies, further strengthening Parametric’s leadership position in the growing market for customized individual separate accounts.

Demand for floating-rate loan strategies contracted in fiscal 2020 as U.S. retail investors responded negatively to the sharp drop in benchmark short-term interest rates and rising credit concerns amid the COVID-19 pandemic. Our floating-rate income category moved from net outflows of $8.3 billion in fiscal 2019 to net outflows of $5.0 billion in fiscal 2020. During the fiscal year, our market share among floating-rate loan mutual funds increased as the pace of industry net outflows exceeded our own. Net inflows into Eaton Vance and Calvert short-duration and limited-term fixed income mutual funds totaled $3.8 billion in fiscal 2020, led by Eaton Vance Short-Duration Government Income Fund. Driven by strong sales, Eaton Vance Short-Duration Government Income Fund has grown to net assets of $8.6 billion at October 31, 2020.

The Calvert Funds are one of the largest and most diversified families of responsibly invested mutual funds, encompassing actively and passively managed equity, fixed and floating-rate income, and multi-asset strategies managed in accordance with the Calvert Principles for Responsible Investment or other responsible investment criteria. Since Calvert became part of Eaton Vance in December 2016, we have experienced significant growth in Calvert-branded investment strategies and further distinguished Calvert as a leader in environmental, social and governance (ESG) research and responsible engagement. Including the Atlanta Capital-subadvised Calvert Equity Fund, assets under management in Calvert strategies grew to $26.2 billion at October 31, 2020 from $19.8 billion at October 31, 2019, reflecting net inflows of $4.5 billion and market price appreciation of $1.9 billion. Calvert’s $4.5 billion of net inflows in fiscal 2020 equates to internal growth in managed assets of 23 percent.

While Calvert is the centerpiece of our responsible investment strategy, our commitment to responsible investing also encompasses our other investment affiliates. EVM and Atlanta Capital utilize Calvert’s proprietary ESG research as a component of their fundamental research processes, and portfolio customization to reflect individual client’s responsible investment criteria is a central feature of Parametric separate account offerings. As of October 31, 2020, Parametric managed $25.5 billion of client assets based on client-specified responsible investment criteria. On an overall basis, Eaton Vance is one of the largest participants in responsible investing, a position we are committed to growing in conjunction with rising demand for investment strategies that incorporate ESG-integrated investment research and/or seek to achieve both favorable investment returns and positive societal impact.

Our non-U.S. business had net inflows of $1.3 billion in fiscal 2020, led by EVM’s emerging market local income, global high yield and multi-asset credit strategies. Gaining greater distribution access to non-U.S. markets was a key strategic rationale for the proposed acquisition of Eaton Vance by Morgan Stanley announced on October 8, 2020.

The proposed acquisition of Eaton Vance by Morgan Stanley culminates a multi-year effort by our board and senior leadership to better position the Company for long-term success amid a changing environment for the asset management industry. The combination of Eaton Vance and Morgan Stanley Investment Management brings together two growing, thriving asset management organizations with complementary strengths in investment management and distribution. As a key component of one of the world’s largest asset and wealth management organizations, we will gain access to Morgan Stanley’s resources to continue investing in our investment teams, distribution and client service capabilities, technology and operating platforms, and leading brands. Morgan Stanley’s distribution reach will provide greatly expanded market opportunities for us both in the U.S. and internationally. Morgan Stanley’s broad capabilities in private equity, private credit and private real estate investments and high-growth public equities will also create opportunities for our U.S. intermediary market sales teams to position these high-value strategies alongside our custom portfolios and other wealth management solutions to extend our leading position serving high-end financial advisors and their clients.

Investment Management Capabilities

We provide investment management and advisory services to individual and institutional investors through funds and separately managed accounts across a broad range of investment mandates. The following table sets forth our consolidated assets under management by investment mandate:

Consolidated Assets under Management by Investment Mandate(1)
	October 31,
(in millions)	2020	% of Total	2019	% of Total	2018	% of Total
Equity(2)	$135,174	26%	$131,895	27%	$115,772	26%
Fixed income(3)	73,271	14%	62,378	13%	54,339	12%
Floating-rate income	28,960	6%	35,103	7%	44,837	10%
Alternative(4)	7,424	1%	8,372	2%	12,139	3%
Parametric custom portfolios(5)	176,435	34%	164,895	32%	134,345	31%
Parametric overlay services	94,473	19%	94,789	19%	77,871	18%
Total	$515,737	100%	$497,432	100%	$439,303	100%

(1)	Consolidated Eaton Vance Corp. See table on page 49 for directly managed assets and flows of 49 percent-owned Hexavest, which are not included in the table above.
(2)	Includes balanced and other multi-asset mandates. Excludes equity mandates reported as Parametric custom portfolios.
(3)

Includes cash management mandates. Excludes benchmark-based fixed income separate accounts reported as Parametric custom portfolios. Amounts for periods prior to fiscal 2020 have been revised to reflect the reclassification of benchmark-based fixed income separate accounts from fixed income to Parametric custom portfolios in the first quarter of fiscal 2020.

(4)	Consists of absolute return and commodity mandates.
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

Fundamental active managers

History dating to 1924 | AUM: $154.4 billion(1)

Equity	Alternative	Taxable Fixed Income	Tax-Exempt Fixed Income
Dividend/Global Dividend	Global Macro	Cash Management	Floating-Rate Municipal
Emerging/Frontier Markets	Hedged Equity	Core Bond/Core Plus	High Yield Municipal
Equity Harvest		Emerging-Markets Debt	National Municipal
Equity Option	Multi-Asset	Global Bond	Opportunistic Municipal
Global Developed	Asset Allocation	High-Yield Corporate	State-Specific Municipal
Global ex U.S.	Balanced	Inflation-Linked
Global ex U.S. Small-Cap	Global Diversified Income	Investment-Grade Corporate
Global Small-Cap		Mortgage-Backed Securities
Health Care	Floating-Rate Income	Multi-Asset Credit
Large-Cap Core	Collateralized Loan	Preferred Securities
Large-Cap Growth	Obligations	Short Duration
Large-Cap Value	Floating-Rate Loan	Taxable Municipal
Multi-Cap Growth
Real Estate
Small-Cap
Small/Mid-Cap
Tax-Managed

Investment science in action

Founded in 1987 | AUM: $310.2 billion

Equity	Options-Based	Alternative	Custom Portfolios
Dividend	Absolute Return	Commodity	Centralized Portfolio
Emerging Markets	Covered Call Writing		Management
Global	Defensive Equity	Income	Custom Core® Equity
Global ex U.S.	Dynamic Hedged Equity	Enhanced Income	Custom Core® Fixed Income
Responsible	Put Selling	Managed Municipal	Laddered Corporate Bonds
Tax-Managed		Tax-Advantaged Bond	Laddered Municipal Bonds
U.S.	Overlay Services		Multi-Asset Solutions
Policy Overlay Services

________________________________________________________

(1)Includes managed assets of Eaton Vance WaterOak Advisors, Eaton Vance Trust Company and Boston Management and Research. Also includes managed assets of Eaton Vance-sponsored funds and separate accounts managed by Hexavest and unaffiliated third-party advisers under Eaton Vance supervision.

Specialists in high-quality investing

Founded in 1969 | AUM: $25.0 billion

Equity	Taxable Fixed Income
Large-Cap Growth	Core Bond
Mid/Large-Cap Core	Intermediate Duration
Small-Cap Core	Short Duration
SMID-Cap Core	Short Duration Securitized

A global leader in Responsible Investing

History dating to 1976 | AUM: $26.2 billion(2)

Active Equity	Equity Index	Multi-Asset	Taxable Fixed Income
Emerging Markets	Global Energy	Asset Allocation	Core/Core Plus
Global ex U.S.	Global ex U.S.	Balanced	Flexible Income
Global ex U.S. Small/Mid-Cap	Global Water		Green Bond
Large-Cap	U.S. Large-Cap Core	Floating-Rate Income	High Yield
Mid-Cap	U.S. Large-Cap Growth	Floating-Rate Loan	Short Duration/Ultra-Short
Small-Cap	U.S. Large-Cap Value
	U.S. Mid-Cap Core	Tax-Exempt Income
Municipal

Top-down global equity managers

Founded in 2004 | AUM: $5.8 billion(3)

Equity
Emerging Markets
Global-All Country
Global-Developed
Global ex U.S.

The following third-party organizations provided investment management services as sub-advisers to certain Eaton Vance- and Calvert-sponsored mutual funds and portfolios as of October 31, 2020:

Eaton Vance	Calvert
BMO Global Asset Management (Asia) Ltd.	Ameritas Investment Partners, Inc.
Goldman Sachs Asset Management, L.P.	Federated Hermes, Inc.
Richard Bernstein Advisors LLC	Milliman Financial Risk Management LLC

________________________________________________________

(2)Includes managed assets of Calvert Equity Fund, which is sub-advised by Atlanta Capital, and Calvert-sponsored funds managed by unaffiliated third-party advisers under Calvert supervision.

(3)Eaton Vance holds a 49 percent interest in Hexavest Inc. Other than Eaton Vance-sponsored funds for which Hexavest is adviser or sub-adviser, the managed assets of Hexavest are not included in our consolidated totals.

Investment Vehicles

Our consolidated assets under management are broadly diversified by distribution channel and investment vehicle. The following table sets forth our consolidated assets under management by investment vehicle:

Consolidated Assets under Management by Investment Vehicle(1)
	October 31,
		% of		% of		% of
(in millions)	2020	Total	2019	Total	2018	Total
Open-end funds	$108,576	21%	$105,043	21%	$102,426	24%
Closed-end funds	23,098	4%	24,284	5%	23,998	5%
Private funds(2)	49,746	10%	44,741	9%	38,544	9%
Institutional separate accounts	163,677	32%	173,331	35%	153,996	35%
Individual separate accounts	170,640	33%	150,033	30%	120,339	27%
Total	$515,737	100%	$497,432	100%	$439,303	100%

(1)	Consolidated Eaton Vance Corp. See table on page 49 for managed assets and flows of 49 percent-owned Hexavest, which are not included in the table above.
(2)	Includes privately offered equity, fixed and floating-rate income, and alternative funds and collateralized loan obligation (CLO) entities.

Open-end Funds

As of October 31, 2020, our open-end fund lineup included equity funds, floating-rate loan funds, taxable fixed income funds, state and national municipal income funds, alternative funds and multi-asset funds sold to U.S. and non-U.S. investors.

Our family of equity funds includes a broad range of fundamental active and systematic strategies in a variety of equity styles and market caps, managed both with and without consideration of shareholder tax effects, as well as Calvert-sponsored index funds. Assets under management in active equity funds managed for pre-tax returns, active equity funds managed for after-tax returns and equity index funds totaled $41.7 billion, $5.3 billion and $4.7 billion, respectively, on October 31, 2020.

Since introducing our first floating-rate loan fund in 1989, we have consistently ranked as one of the largest managers of floating-rate loan funds distributed through financial intermediaries in the U.S. Assets under management in open-end floating-rate loan funds totaled $13.3 billion on October 31, 2020.

Our taxable fixed income funds cover a broad range of fixed income asset classes, including mortgage-backed securities, high-yield bonds, emerging market bonds, investment-grade bonds, short- and ultra-short duration income, and cash instruments. Assets under management in open-end taxable income funds totaled $28.2 billion on October 31, 2020.

Our family of municipal income mutual funds is one of the broadest in the industry, with 13 national and 17 state-specific funds in 16 different states. As of October 31, 2020, we managed $13.7 billion in open-end municipal income fund assets.

Our alternative funds include global macro absolute return strategies and commodity-linked investments. We currently offer two global macro absolute return funds in the U.S. and one outside the United States. Assets under management in open-end alternative funds totaled $6.4 billion on October 31, 2020.

The donor-advised funds and planned-giving vehicles of U.S. Charitable Gift Trust (Gift Trust) are designed to give donors the ability to support qualified charities of their choosing and to provide income for life to income beneficiaries they designate in a simple, cost-effective and tax-efficient manner. Assets under management in the Gift Trust’s donor-advised funds and planned-giving vehicles, which are included in fund assets under management as described above, totaled $784.7 million at October 31, 2020.

Our Ireland- and Cayman Island-domiciled open-end funds offer a range of investment strategies to non-U.S. investors. At October 31, 2020, managed assets in funds sold outside the U.S., which are included in fund assets under management as described above, totaled $1.7 billion.

As of October 31, 2020, 70 Calvert, Eaton Vance and Parametric-branded mutual funds offered in the U.S. were rated 4 or 5 stars by Morningstar for at least one class of shares, including 32 five-star rated funds. A good source of performance-related information for our funds is their websites, available at www.calvert.com and www.eatonvance.com. Information on these websites is not incorporated by reference into this Annual Report on Form 10-K. On our funds’ websites, investors can also obtain other current information about our funds, including investment objective and principal investment policies, portfolio characteristics, expenses and Morningstar ratings.

Closed-end Funds

Our family of closed-end funds includes national and state-specific municipal bond, domestic and global equity, bank loan, multi-sector income and taxable income funds, three of which are term trusts. As of October 31, 2020, we managed $23.1 billion in closed-end fund assets, ranking as the third-largest manager of U.S. exchange-listed closed-end funds, according to Strategic Insight, a fund industry data provider.

Private Funds

Our private fund category consists primarily of privately offered equity funds designed to meet the diversification and tax-management needs of qualifying high-net-worth investors. We are recognized as a market leader for these types of funds, which had $31.7 billion of assets under management as of October 31, 2020. Also included in private funds are a range of equity, floating-rate income, fixed income and alternative funds offered primarily to institutional investors. Assets under management in these funds totaled $15.4 billion as of October 31, 2020. CLO entity assets included in the private fund category totaled $2.6 billion at October 31, 2020.

Institutional Separate Accounts

We serve a broad range of clients in the institutional marketplace, both in the U.S. and internationally, including government, corporate and union retirement plans, endowments and foundations, nuclear decommissioning trusts, asbestos litigation trusts, sovereign wealth funds and investment funds sponsored by others for which we serve as a sub-adviser. Our diversity of capabilities allows us to offer domestic and international institutional investors a broad spectrum of equity, fixed and floating-rate income, alternative and multi-asset strategies, as well as portfolio implementation and overlay services.

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

Institutional separate account assets under management totaled $163.7 billion at October 31, 2020.

Individual Separate Accounts

Individual separate accounts are separately managed accounts offered to individual investors through intermediary distribution platforms. According to a report from the Money Management Institute and Cerulli Associates, as of calendar year-end 2019 we were the largest manager of individual separate accounts in the U.S. Our individual separate account assets consist primarily of Parametric Custom Core equity and laddered municipal bond and corporate bond portfolios, which had assets under management of $92.5 billion and $35.4 billion, respectively, as of October 31, 2020. These market-leading offerings combine the benefits of benchmark-based investing with the ability to customize portfolios to meet individual preferences and needs. In fiscal 2020, Parametric introduced Custom Core fixed income to provide investors with a customized, index-based approach to fixed income investing similar to Custom Core equity separate accounts.

In October 2020, we completed the purchase of the business assets of WaterOak, a wealth management firm headquartered in Winter Park, Florida, with $2.3 billion of client assets under management. WaterOak has been combined with Eaton Vance Investment Counsel to form Eaton Vance WaterOak. Through Eaton Vance WaterOak, we offer personalized wealth management services to high-net-worth individuals, families and institutions. Eaton Vance WaterOak investment counselors work directly with clients to establish long-term financial programs and implement strategies designed to achieve their objectives. The Company has been in the wealth management business since the founding of our predecessor Eaton and Howard in 1924.

Individual separate account assets under management totaled $170.6 billion at October 31, 2020.

Investment Management and Related Services

Our direct and indirect wholly-owned subsidiaries EVM and BMR are investment advisers to Eaton Vance and Parametric-branded funds, and Calvert is investment adviser to the Calvert funds. Although the specifics of our fund advisory agreements vary, the basic terms are similar. Pursuant to the advisory agreements, EVM, BMR or Calvert provides overall investment management services to each internally advised fund, subject, in the case of funds that are registered under the Investment Company Act of 1940 (1940 Act) (Registered Funds), to the supervision of each fund’s board of trustees or directors (together, trustees) in accordance with the fund’s investment objectives and policies. Parametric, Atlanta Capital, Hexavest and unaffiliated advisory firms act as sub-adviser to EVM, BMR or Calvert for certain funds.

EVM provides administrative services, including personnel and facilities, necessary for the operation of all Eaton Vance and Parametric-branded funds, and Calvert provides such services for the Calvert funds, subject to the oversight of each fund’s board of trustees. For certain funds, administrative services are provided under comprehensive management agreements that also include investment advisory services; other funds have separate administrative services agreements. Administrative services include recordkeeping, preparing and filing documents required to comply with federal and state securities laws, routine legal, fund administration and compliance services, supervising the activities of the funds’ custodians and transfer agents, providing assistance in connection with the funds’ shareholder meetings and other administrative services, including providing office space and office facilities, equipment and personnel that may be necessary for administering the business affairs of the funds. Each agreement remains in effect indefinitely, subject to, in the case of Registered Funds, annual approval by each fund’s board of trustees. The funds generally bear all expenses associated with their operation and the issuance and redemption or repurchase of their securities, except for the compensation of trustees and officers of the fund who are employed by us. For certain sponsored funds, EVM, BMR or Calvert waives a portion of its management fee and/or has agreed to reimburse some expenses of the fund.

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

EVM, Calvert, EVTC and Eaton Vance WaterOak each has entered into an investment advisory agreement with the Gift Trust and/or related entities. The Gift Trust has a distribution agreement with EVD that compensates EVD for certain fundraising and servicing activities. EVTC also serves as trustee of the Gift Trust and related entities.

Either EVM, Parametric, Atlanta Capital, Calvert, BMR or Eaton Vance WaterOak has entered into an investment advisory agreement for each separately managed account that sets forth the account’s investment objectives and fee schedule, and provides for management of assets in the account in accordance with the stated investment objectives. Our separate account portfolio managers may assist clients in formulating investment strategies.

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

The following table shows our management fees earned:

	Years Ended October 31,
(in thousands)	2020	2019	2018
Investment advisory fees:
Funds	$949,448	$930,150	$940,655
Separate accounts	502,979	465,060	444,206
Administrative fees:
Funds	61,961	68,733	74,325
Total management fees	$1,514,388	$1,463,943	$1,459,186

Marketing and Distribution

We market and distribute shares of Calvert, Eaton Vance and Parametric-branded funds domestically through EVD. EVD generally sells fund shares through a network of financial intermediaries, including national and regional broker-dealers, banks, registered investment advisors, insurance companies and financial planning firms. The Eaton Vance International (Ireland) Funds are UCITS funds domiciled in Ireland and sold by EVMI through certain intermediaries and directly to investors who are citizens of the U.K., member nations of the European Union (E.U.) and other countries outside the United States. The Eaton Vance International (Cayman Islands) Funds are Cayman Islands-domiciled funds sold by EVD and EVMI through intermediaries to non-U.S. investors.

Although the firms in our domestic intermediary distribution network have each entered into selling agreements with EVD, these agreements (which generally are terminable by either party) do not legally obligate the firms to sell any specific amount of our funds, investment strategies and services. EVD currently maintains a sales force of approximately 110 external and internal wholesalers who work closely with financial advisors in the intermediary distribution network to assist in placing Calvert, Eaton Vance and Parametric-branded funds.

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

EVD makes payments to financial intermediaries that provide marketing support, shareholder recordkeeping and transaction processing, and/or administrative services to the Calvert, Eaton Vance and Parametric-branded mutual funds. Payments are typically based on fund net assets, fund sales and/or number of accounts attributable to that financial intermediary. Registered Funds may pay all or a portion of shareholder recordkeeping and transaction processing and/or administrative services provided to their shareholders. Financial intermediaries also may receive payments from EVD in connection with educational or due diligence meetings that include information concerning funds and accounts we manage.

EVD currently sells Calvert, Eaton Vance and Parametric-branded mutual funds under six primary pricing structures: front-end load commission (Class A); level-load commission (Class C); Calvert variable product pricing (Class F); institutional no-load (Class I, Class R6, and Institutional Class, referred to herein as Class I); intermediary no-load (Investor Class and Advisers Class, referred to herein as Class N); and retirement plan level-load (Class R).

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

The marketing and distribution of investment strategies to institutional clients is subsidiary-specific. EVM has institutional sales, consultant relations and client service teams dedicated to supporting the U.S. marketing and sales of strategies managed by EVM, Calvert and Hexavest. Hexavest maintains its own marketing and distribution team to service institutional clients in Canada. Parametric and Atlanta Capital each maintain separate marketing and distribution teams to sell their respective investment strategies to U.S.-based institutions. EVMI is otherwise responsible for the institutional marketing and distribution of all EVM, Parametric, Atlanta Capital, Calvert and Hexavest-advised strategies to institutions outside of North America.

In June 2019, we announced a strategic initiative involving Parametric, EVM and EVD to further strengthen our leadership positions in rules-based, systematic investment strategies, customized individual separate accounts and wealth management solutions. As part of this initiative, we integrated under EVD the sales teams serving our clients and business partners in the registered investment advisor and multi-family office market. The combined team supports the sales and servicing of all of our investment strategies in this channel.

During the fiscal year ended October 31, 2020, we did not have any customers that provided over 10 percent of our total revenue.

Regulation

EVM, Parametric, Atlanta Capital, Calvert, BMR, Eaton Vance WaterOak and EVAIL are each registered with the SEC under the Advisers Act. The Advisers Act imposes numerous obligations on registered investment advisers, including fiduciary duties, recordkeeping requirements, operational requirements and disclosure obligations. Most Calvert, Eaton Vance and Parametric-branded funds are registered with the SEC under the 1940 Act. The 1940 Act imposes additional obligations on fund advisers, including governance, compliance, reporting and fiduciary obligations relating to the management of funds. Except for privately offered funds and exchange-listed funds exempt from registration, each U.S. fund is also required to make notice filings with most states and U.S. territories where it is offered for sale. Virtually all aspects of our investment management business in the U.S. are subject to various federal and state laws and regulations. These laws and regulations are primarily intended to benefit shareholders of the funds and separate account clients, and generally grant supervisory agencies and bodies broad administrative powers, including the power to limit or restrict us from carrying on our investment management business in the event we fail to comply with such laws and regulations. In such event, the possible sanctions that may be imposed include the suspension of individual employees, limitations on EVM, Parametric, Atlanta Capital, Calvert, BMR, Eaton Vance WaterOak, EVMI and EVAIL engaging in the investment management business for specified periods of time, the revocation of any such company’s registration as an investment adviser and other censures or fines.

In June 2019, the SEC adopted rules and interpretations designed to enhance the protections of retail investors in their relationships with financial professionals, including broker-dealers and investment advisors. These rules included Regulation Best Interest and Form Client Relationship Summary (Form CRS). Regulation Best Interest, which took effect on June 30, 2020, imposes a “best interest” standard of conduct for broker-dealers and their representatives and enhances the “suitability” standard previously applicable to broker-dealers by imposing an explicit care obligation and additional disclosure and conflict of interest mitigation or elimination requirements on broker-dealers that make securities recommendations to retail investors. In addition to the SEC’s activity, several states have adopted or are considering rules that would establish heightened or more express standards of conduct for broker-dealers and investment advisors operating in such states. It is uncertain how these state initiatives will be affected by the implementation of Regulation Best Interest and possible pre-emption challenges. Form CRS requires broker-dealers and registered investment advisors to provide a brief relationship summary to retail investors, including (i) the types of client and customer relationships and services we offer, (ii) the fees, costs, conflicts of interest and required standard of conduct associated with those relationships and services, (iii) whether we or any of our financial professionals currently have reportable legal or disciplinary history, and (iv) how to obtain additional information.

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

EVM, Parametric and BMR are registered with the Commodity Futures Trading Commission (CFTC) and the National Futures Association (NFA) as Commodity Pool Operators and Commodity Trading Advisors; other subsidiaries of the Company claim exemptions from registration. In 2013, the CFTC adopted rules for operators of registered mutual funds that are subject to registration as Commodity Pool Operators, generally allowing such funds to comply with SEC disclosure, reporting and recordkeeping rules as the means of complying with CFTC’s similar requirements. These CFTC rules do not, however, relieve registered Commodity Pool Operators from compliance with applicable anti-fraud provisions and certain performance reporting and recordkeeping requirements. We may incur ongoing costs associated with monitoring compliance with these requirements, including, but not limited to, CFTC and NFA registration and exemption obligations and the periodic reporting requirements of Commodity Pool Operators and Commodity Trading Advisors.

Our mutual funds, privately offered funds and separate accounts that trade CFTC-regulated instruments are also regulated by the CFTC. In the event that EVM, Parametric or BMR fails to comply with applicable requirements, the CFTC may suspend or revoke its registration, prohibit it from trading or doing business with registered entities, impose civil penalties, require restitution and seek fines or imprisonment for criminal violations. In the event that clients on whose behalf we trade CFTC-regulated instruments fail to comply with requirements applicable to their trading, they would be subject to the foregoing remedies excluding suspension of license (provided they are not registered). In addition, to the extent any of the entities trade on a futures exchange or Swap Execution Facility, they would be subject to possible sanction for any violation of the facility’s rules.

EVTC is registered as a non-depository Maine Trust Company and is subject to regulation by the State of Maine Bureau of Financial Institutions (Bureau of Financial Institutions). EVTC is subject to certain capital requirements, as determined by the Examination Division of the Bureau of Financial Institutions. At periodic intervals, regulators from the Bureau of Financial Institutions examine the Company’s and EVTC’s financial condition as part of their legally prescribed oversight function. There were no violations by EVTC of these capital requirements in fiscal 2020 or prior years.

EVD is registered as a broker-dealer under the Exchange Act and is subject to regulation by the Financial Industry Regulatory Authority (FINRA), the SEC and other federal and state agencies. EVD is subject to the SEC’s net capital rule designed to enforce minimum standards regarding the general financial condition and liquidity of broker-dealers. Under certain circumstances, this rule may limit our ability to make withdrawals of capital and receive dividends from EVD. EVD’s regulatory net capital consistently exceeded minimum net capital requirements during fiscal 2020. The securities industry is one of the most highly regulated in the United States, and failure to comply with related laws and regulations can result in the revocation of broker-dealer licenses, the imposition of censures or fines, and the suspension or expulsion from the securities business of a firm, its officers or employees.

EVMI is regulated in the U.K. by the FCA as an authorized firm under a Markets in Financial Instruments Directive (MiFID) license to conduct regulated business. EVMI’s primary business purpose is to distribute investment strategies and services in Europe and other non-U.S. markets. Under the Financial Services and Markets Act 2000 (FSMA), EVMI is subject to certain liquidity and capital requirements. Such requirements may limit our ability to make withdrawals of capital from EVMI. In addition, failure to comply with such requirements could jeopardize EVMI’s approval to conduct business in the U.K. There were no violations by EVMI of the liquidity and capital requirements in fiscal 2020 or prior years.

EVAIL is regulated by the FCA as a Full Scope Alternative Investment Fund Manager. EVAIL’s primary business is conducting discretionary investment management services. Under FSMA, EVAIL is subject to certain liquidity and capital requirements, which may limit our ability to make withdrawals of capital from EVAIL. Failure to comply with such requirements could jeopardize EVAIL’s approval to conduct business in the U.K. There were no violations by EVAIL of the liquidity and capital requirements in fiscal 2020 or prior years.

EVGA is regulated by the Central Bank of Ireland as a UCITS Management Company with Individual Portfolio Management permissions. EVGA’s primary business purpose is to provide management services to EV UCITS Funds and U.S.-domiciled accounts via Memorandum of Understanding as a Participating Affiliate. EVGA is subject to certain liquidity and capital requirements, which may limit our ability to make withdrawals of capital from EVGA. There were no violations by EVGA of the liquidity and capital requirements in fiscal 2020 or prior years.

EVMIA is regulated in Singapore by the MAS. EVMIA’s primary business purpose is to conduct investment management activities and distribute investment strategies. Under MAS, EVMIA is subject to certain liquidity and capital requirements, which may limit our ability to make withdrawals of capital from EVMIA. There were no violations by EVMIA of the liquidity and capital requirements in fiscal 2020 or prior years.

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

Competition

The investment management business is a highly competitive global industry. We are subject to substantial competition in each of our principal investment classifications and distribution channels. There are few barriers to entry for new firms, and consolidation within the industry continues to alter the competitive landscape. According to the Investment Company Institute, there were approximately 830 fund sponsors at the end of calendar 2019 that competed in the U.S. mutual fund market. We compete with these firms, many of which have substantially greater resources, on the basis of investment performance, diversity of offered strategies, distribution capability, scope and quality of service, fees charged, reputation and the ability to develop new investment strategies and services to meet the changing needs of investors.

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

In the intermediary channel, we compete with other mutual fund management, distribution and service companies that distribute through affiliated and unaffiliated sales forces, broker-dealers and direct sales to the public. According to the Investment Company Institute, at the end of calendar 2019 there were over 10,000 registered open-end funds whose shares were being offered to the public in the U.S. We rely primarily on unaffiliated financial intermediaries to distribute our funds, and pursue sales relationships with all types of intermediaries to broaden our distribution network. A failure to maintain strong relationships with intermediaries that distribute our funds could adversely affect our gross and net sales, assets under management, revenue and financial condition.

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

Human Capital

On October 31, 2020, we and our wholly- and majority-owned subsidiaries had 1,983 full-time and part-time employees. On October 31, 2019, the comparable number was 1,871.

We focus on attracting, developing and retaining a team of highly talented and motivated employees. We conduct regular assessments of our compensation and benefit practices and pay levels to help ensure that staff members are compensated fairly and competitively. We devote extensive resources to staff training and development, including tuition assistance for career-enhancing academic and professional programs. We sponsor a year-long leadership development program for managers identified as high-potential future leaders. Individual goals are set annually for each employee, and attainment of those goals is an element of the employee’s performance assessment. We recognize that the success of our Company is based on the talents and dedication of those we employ, and we are highly invested in their success.

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

Item 1A. Risk Factors

Risks Related to the Proposed Merger with Morgan Stanley

On October 7, 2020, we entered into an Agreement and Plan of Merger (the Merger Agreement) with Morgan Stanley (Morgan Stanley), Mirror Merger Sub 1, Inc., a wholly owned subsidiary of Morgan Stanley (Merger Sub 1), and Mirror Merger Sub 2, LLC, a wholly owned subsidiary of Morgan Stanley (Merger Sub 2), pursuant to which (i) Merger Sub 1 will merge with and into Eaton Vance (the First Merger), with Eaton Vance surviving as a wholly owned subsidiary of Morgan Stanley, and (ii) immediately following the completion of the First Merger, the surviving corporation from the First Merger will merge with and into Merger Sub 2 (the Second Merger and, together with the First Merger, the Mergers), with Merger Sub 2 surviving the Second Merger and continuing as a wholly owned direct subsidiary of Morgan Stanley. For more information regarding the proposed Mergers, you can read the information statement/prospectus filed on Form S-4 by Morgan Stanley on December 4, 2020 and the documents incorporated by reference therein and referred to therein under the caption “Where You Can Find More Information.”

The price of Morgan Stanley Common Stock might decline prior to the completion of the Mergers, which would reduce the value of the Merger Consideration (as defined below) to be received by our shareholders pursuant to the Merger Agreement. The market price of Morgan Stanley Common Stock at the time the Mergers are completed may vary significantly from the price on the date of the Merger Agreement. Upon completion of the Mergers, our shareholders will be entitled to receive for each share of Eaton Vance Non-Voting Common Stock and Eaton Vance Voting Common Stock (together, Eaton Vance Common Stock) that they own, at the election of each shareholder, subject to automatic adjustment, consideration in the form of a combination of Morgan Stanley Common Stock and cash (Mixed Consideration), only cash (Cash Consideration) or only Morgan Stanley Common Stock (Stock Consideration) (the consideration such holder elects, the Merger Consideration). The aggregate amount of Merger Consideration payable in cash is fixed at $28.25 per share of Eaton Vance Common Stock and aggregate amount of Merger Consideration payable in Morgan Stanley Common Stock is fixed at 0.5833 shares of Morgan Stanley Common Stock per Share of Eaton Vance Common Stock. The aggregate amount of Merger Consideration will not be adjusted for changes in the stock prices of either company before the Mergers are completed. Even if an Eaton Vance shareholder elects to receive all cash in the Mergers, the amount of cash to which such shareholder is entitled will depend on the price of Morgan Stanley Common Stock at the time the Mergers are completed. As a result, any changes in the market price of Morgan Stanley Common Stock before the Mergers are completed will have a corresponding effect on the market value of the Merger Consideration received. Neither party has a right to terminate the Merger Agreement based solely (and in and of itself) upon changes in the market price of Morgan Stanley Common Stock or Eaton Vance Non-Voting Common Stock.

The market price of Morgan Stanley Common Stock after the Mergers will be affected by factors different from those affecting the market price of Eaton Vance Common Stock, and may decline. Upon completion of the Mergers, holders of shares of Eaton Vance Common Stock will become holders of shares of Morgan Stanley Common Stock. The businesses of Morgan Stanley differ from our business in important respects; accordingly, the results of operations of Morgan Stanley after the Mergers, as well as the market price of Morgan Stanley Common Stock, will be affected by factors different from those affecting our results of operations.

Additionally, the market price of Morgan Stanley Common Stock may fluctuate significantly following completion of the Mergers, and holders of Eaton Vance Common Stock could lose the value of their investment in Morgan Stanley Common Stock. The issuance of shares of Morgan Stanley Common Stock in the Mergers could on its own have the effect of depressing the market price for Morgan Stanley Common Stock. In addition, many of our shareholders may decide not to hold the shares of Morgan Stanley Common Stock they receive as a result of the Mergers. Other Eaton Vance shareholders, such as funds with limitations on their permitted holdings of stock in individual issuers, may be required to sell the shares of Morgan Stanley Common Stock they receive as a result of the Mergers. Any such sales of Morgan Stanley Common Stock could have the effect of depressing the market price for Morgan Stanley Common Stock.

Moreover, general fluctuations in stock markets could have a material adverse effect on the market for, or liquidity of, the Morgan Stanley Common Stock, regardless of Morgan Stanley’s actual operating performance.

We may have difficulty attracting, motivating and retaining executives and other employees in light of the Mergers. Uncertainty about the effect of the Mergers on our employees may impair our ability to attract, retain and motivate personnel. Employee retention may be particularly challenging during the pendency of the Mergers, as our employees may experience uncertainty about their future roles with the combined business. In addition, pursuant to the terms of the Merger Agreement, upon obtaining Eaton Vance Stockholder Approval (as defined in the Merger Agreement) (which approval was obtained on October 7, 2020), each share of our restricted stock and each restricted stock unit award that was then outstanding vested in full and was settled in unrestricted shares of our Non-Voting Common Stock. The accelerated vesting of restricted stock awards and restricted stock unit awards could result in key employee departures. If our employees depart, the integration of the companies may be more difficult and the combined business following the Mergers may be harmed, and the anticipated benefits of the Mergers may be adversely affected.

Completion of the Mergers is subject to many conditions; if these conditions are not satisfied or waived, the Mergers will not be completed. The obligation of each of Morgan Stanley, Eaton Vance, Merger Sub 1 and

Merger Sub 2 to complete the Mergers is subject to the satisfaction (or, to the extent permitted by applicable law, waiver) of a number of conditions, including, among others: (i) the Eaton Vance Stockholder Approval (which approval was obtained on October 7, 2020), (ii) (A) the expiration or termination of any applicable waiting period, or any extension thereof, under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (HSR Act) (in respect of which early termination was granted on November 10, 2020) and (B) certain governmental filings and/or approvals having been made, obtained or received (or the waiting periods with respect thereto having expired or been terminated), as applicable (in the case of Morgan Stanley’s, Merger Sub 1’s and Merger Sub 2’s obligations to complete the Mergers, without the imposition of a requirement that Morgan Stanley or any of its subsidiaries (including Eaton Vance or our subsidiaries) take any action or comply with any restriction that Morgan Stanley would not be required to take or comply with under the applicable provisions of the Merger Agreement and there being no pending litigation or similar legal action by any governmental authority in each case that seeks to impose a requirement that Morgan Stanley or any of its subsidiaries (including Eaton Vance or our subsidiaries) take any action or comply with any restriction that Morgan Stanley would not be required to take or comply with under the applicable provisions of the Merger Agreement), (iii) absence of (x) any applicable law or order preventing or making illegal the consummation of the Mergers or any of the other transactions contemplated by the Merger Agreement and (y) any litigation or similar legal action by any governmental authority (in any jurisdiction in which Morgan Stanley, Eaton Vance or any of our respective subsidiaries conducts material operations) seeking to prohibit or restrain the Mergers, (iv) approval for the listing on the NYSE of the shares of Morgan Stanley Common Stock to be issued in the Mergers, subject to official notice of issuance, (v) in the case of Morgan Stanley’s, Merger Sub 1’s and Merger Sub 2’s obligations to complete the Mergers, the accuracy of the representations and warranties made in the Merger Agreement by us and, in the case of our obligation to complete the Merger, the accuracy of the representations and warranties made in the Merger Agreement by Morgan Stanley, in each case, as of the date of the Merger Agreement and as of the date of completion of the Mergers, subject to certain materiality thresholds, (vi) in the case of Morgan Stanley’s, Merger Sub 1’s and Merger Sub 2’s obligations to complete the Mergers, performance in all material respects by us of the obligations required to be performed by us at or prior to the effective time of the First Merger, and, in the case of our obligation to complete the Mergers, performance in all material respects by Morgan Stanley, Merger Sub 1 and Merger Sub 2 of the obligations required to be performed by them at or prior to the effective time of the First Merger, (vii) in the case of Morgan Stanley’s, Merger Sub 1’s and Merger Sub 2’s obligations to complete the Mergers, the absence since the date of the Merger Agreement of a material adverse effect on us, and, in the case of our obligation to complete the Mergers, the absence since the date of the Merger Agreement of a material adverse effect on Morgan Stanley, (viii) the receipt by Morgan Stanley of an opinion of Davis Polk, counsel to Morgan Stanley, to the effect that the Mergers, taken together as an integrated transaction, will be treated for United States federal income tax purposes as a “reorganization” within the meaning of Section 368(a) of the U.S. Internal Revenue Code of 1986, as amended (the Code), which opinion shall be dated the closing date; provided that if Davis Polk does not render such opinion for any reason, this condition will nonetheless be satisfied if a third party nationally recognized law or accounting firm as reasonably agreed by Morgan Stanley and us renders such opinion to Morgan Stanley, (ix) the receipt by us of an opinion of WilmerHale, counsel to Eaton Vance, to the effect that the Mergers, taken together as an integrated transaction, will be treated for United States federal income tax purposes as a “reorganization” within the meaning of Section 368(a) of the Code, which opinion shall be dated the closing date; provided that if WilmerHale does not render such opinion for any reason, this condition will nonetheless be satisfied if a third party nationally recognized law or accounting firm as reasonably agreed by Morgan Stanley and us renders such opinion to us and (x) our obtaining the consent of our clients generating an aggregate management fee revenue run-rate of at least 80% of our aggregate management fee revenue run-rate as of September 30, 2020.

There can be no assurance that the conditions to the closing of the Mergers will be satisfied or waived or that the Mergers will be completed.

Our business relationships may be subject to disruption due to uncertainty associated with the Mergers. Parties with which we do business may experience uncertainty associated with the Mergers, including with respect to current or future business relationships with Eaton Vance or the combined business. Our business relationships may be subject to disruption as parties with which we do business may attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than Eaton Vance or the combined business. These disruptions could have an adverse effect on the parties’ ability to complete the Mergers and the businesses, financial condition, results of operations or prospects of the combined business following in the Mergers, including an adverse effect on the ability to realize the anticipated benefits of the Mergers. The risk, and adverse effect, of such disruptions could be exacerbated by a delay in completion of the Mergers or termination of the Merger Agreement.

Failure to complete the Mergers could adversely affect our stock price and future business and financial results. If the Mergers are not completed for any reason, the expected merger benefits will not be realized and our ongoing business may be adversely affected. Failure to complete the Mergers would subject us to a number of risks, including the following:

• we may experience adverse reactions from the financial markets, including negative effects on our stock price;

• we may experience adverse reactions from clients, regulators and employees;

• we will be required to pay certain costs relating to the Mergers, whether or not the Mergers are completed;

• the Merger Agreement places certain restrictions on the conduct of our business prior to completion of the Mergers, and such restrictions, the waiver of which are subject to the written consent of Morgan Stanley (in certain cases, not to be unreasonably withheld, conditioned or delayed), and subject to certain exceptions and qualifications, may prevent us from making certain acquisitions, taking certain other specified actions or otherwise pursuing business opportunities during the pendency of the Mergers that we would have made, taken or pursued if these restrictions were not in place; and

• matters relating to the Mergers (including integration planning) will require substantial commitments of time and resources by our management, which would otherwise have been devoted to day-to-day operations and other opportunities that may have been beneficial to us as an independent company.

In the event of a termination of the Merger Agreement under certain circumstances specified in the Merger Agreement, we may be required to pay a termination fee of $206 million to Morgan Stanley. To the extent that a termination fee is not promptly paid when due, we will also be required to pay any reasonable and documented costs and expenses (including reasonable legal fees and expenses) incurred by Morgan Stanley in connection with legal action taken to enforce the Merger Agreement that results in a judgment for such amount against us for failing to promptly pay such amount, together with interest on the unpaid fee.

There can be no assurance that the risks described above will not materialize. If any of those risks materialize, they may materially and adversely affect our business, financial condition, financial results, ratings, stock price and/or bond prices.

In addition, we could be subject to litigation related to any failure to complete the Mergers or related to any legal proceeding commenced against us to perform our obligations under the Merger Agreement. If the

Mergers are not completed, these risks may materialize and may adversely affect our business, financial condition, financial results, debt ratings, stock price and/or market trading prices of our outstanding debt.

The shares of Morgan Stanley Common Stock to be received by our shareholders upon completion of the Mergers will have different rights from shares of Eaton Vance Common Stock. Upon completion of the Mergers, our shareholders will no longer be shareholders of Eaton Vance but will instead become shareholders of Morgan Stanley. Our shareholders’ rights as shareholders will, after completion of the Mergers, be governed by Delaware law (rather than Maryland law) and the terms of Morgan Stanley’s amended and restated certificate of incorporation and amended and restated bylaws are in some respects materially different than the terms of our amended and restated articles of incorporation and amended and restated bylaws, which currently govern the rights of our shareholders.

Our stockholders may receive a form or combination of consideration different from what they elect. While each holder of Eaton Vance Common Stock entitled to the Merger Consideration may elect to receive, in connection with the Mergers, the Mixed Consideration, Cash Consideration or Stock Consideration, the total amount of cash and the total number of shares of Morgan Stanley Common Stock available for all Eaton Vance shareholders will be fixed. Accordingly, depending on the elections made by other Eaton Vance shareholders, a holder of Eaton Vance Common Stock that elects to receive all cash in connection with the Mergers may receive a portion of the Merger Consideration in Morgan Stanley Common Stock and a holder of Eaton Vance Common Stock that elects to receive all Morgan Stanley Common Stock in connection with the Mergers may receive a portion of the Merger Consideration in cash.

Risks Related to the Management of Our Business

We are subject to substantial competition in all aspects of our investment management business. Our funds and separate accounts compete against a large number of investment strategies and services sold to the public by investment management companies, broker-dealers, registered investment advisors, banks, insurance companies and others. Many institutions we compete against have greater financial resources than us, and there are few barriers to entry. We compete with these firms on the basis of investment performance, diversity of offerings, distribution capability, scope and quality of services, reputation and the ability to develop new investment strategies and services to meet the changing needs of investors. To the extent that current or potential customers decide to invest in strategies sponsored by our competitors, the sales of our sponsored strategies, as well as our market share, revenue and net income, could decline. Our actively managed investment strategies compete not only against other active strategies, but also against similarly positioned index strategies. The continuing shift in market demand toward index funds and other passive strategies reduces opportunities for active managers and may accelerate fee compression as active managers reduce their fees to compete with lower-cost passive strategies. To the extent that trend continues, our business could be adversely affected.

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

Our clients can withdraw the assets we manage on short notice, making our future client and revenue base unpredictable. Our open-end fund clients generally may redeem their investments in these funds each business day without prior notice. Institutional and individual separate account clients can terminate their relationships with us generally at any time. In a declining stock market, the pace of open-end fund redemptions and separate account withdrawals or terminations could accelerate. Poor performance of the assets we manage relative to other asset management firms could result in lower purchases and increased redemptions of open-end fund shares, and the loss of institutional and individual separate accounts. While not subject to daily redemption, closed-end funds that we advise may shrink in size due to repurchases of shares in open-market transactions or pursuant to tender offers, or in connection with distributions in excess of realized returns. Activist shareholders have through various means sought, and may continue to seek, to force certain closed-end funds for which we serve as investment adviser to conduct a share tender offer, convert to an open-end fund, liquidate or take other actions that would reduce or eliminate the fees we receive for managing such funds. A decrease in revenue that could result from any of these events could have a material adverse effect on our business.

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

The COVID-19 pandemic may continue to have a material adverse effect on our business, results of operations, cash flows and financial condition. The ongoing COVID-19 pandemic has caused significant disruption in global financial markets and adversely affected our business. During the second quarter of fiscal 2020, we experienced a decline in our assets under management, revenue and earnings due to market price declines and net outflows driven by investor uncertainty related to the pandemic. While financial markets and our flow trends have since substantially recovered, the COVID-19 pandemic continues to significantly affect the manner in which we operate our business. While we have in place business continuity plans that address potential impacts of the COVID-19 pandemic to our personnel and our facilities, and technologies that enable our personnel to work effectively from home, no assurance can be given that the steps we have taken will continue to be effective or appropriate. While our employees have to date been able to continue conducting business while working remotely, operational challenges may arise in the future, which may reduce our organizational efficiency or effectiveness, and increase operational, compliance and cybersecurity risks. In addition, because most of our employees have not previously worked remotely for an extended period of time, we are unsure of the impact that the remote work environment and lack of in-person meetings with colleagues, clients and business partners will have on the growth of our business and the results of our operations over the long term. Many of the key service providers we rely on also have transitioned to working remotely. If we or they were to experience material disruptions in the ability of our or their employees to work remotely (e.g., from illness due to COVID-19 or disruption in internet-based communication systems and networks), our ability to operate our business could be materially adversely disrupted. Any such material adverse disruptions to our business operations could have a material adverse impact on our results of operations, cash flows or financial condition.

The extent to which our business, results of operations, cash flows and financial results are affected by the COVID-19 pandemic in the future will largely depend on future developments that cannot be accurately predicted and are uncertain, including the duration and severity of the pandemic and the length of time until the economy recovers and our employees can safely return to the workplace. In addition, many of the other risk factors described herein are heightened by the effects of the COVID-19 pandemic and related economic conditions, which could result in a material adverse effect on our business, results of operations, cash flows or financial condition.

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

Failure to maintain adequate business continuity plans could have a material adverse impact on us and the investment strategies and services we offer. Significant portions of our business operations and those of our critical third-party service providers are concentrated in a few geographic areas, including Boston, Massachusetts and Seattle, Washington. Critical operations that are geographically concentrated in Boston and/or Seattle include trading operations, information technology, fund administration, and custody and portfolio accounting services for our investment offerings. Should we, or any of our critical service providers, experience a significant local or regional disaster or other business continuity problem, our continued success will depend in part on the safety and availability of our personnel, our office facilities and the proper functioning of our computer, telecommunication and other related systems and operations. The failure by us, or any of our critical service providers, to maintain updated adequate business continuity plans, including backup facilities, could impede our ability to operate in the event of a disruption, which could cause our earnings to decline. We have developed various backup systems and contingency plans but cannot be assured that they will be adequate in all circumstances that could arise, or that material disruptions will not occur. In addition, we rely to varying degrees on outside vendors for disaster contingency support, and we cannot be assured that these vendors will be able to perform in an adequate and timely manner. If we, or any of our critical service providers, are unable to respond adequately to such an event in a timely manner, we may be unable to continue our business operations, which could lead to a damaged reputation and loss of customers that results in a decrease in assets under management, lower revenues and reduced net income.

We have pursued growth in the United States and abroad in part through acquisitions, which exposes us to risks inherent in assimilating new operations, expanding into new jurisdictions and executing on new development opportunities. Our growth strategy has included the acquisition of asset management businesses that we believe will add value to our business and generate positive net returns. This strategy may not be effective, and failure to successfully develop and execute such a strategy may decrease earnings and harm our competitive position. We cannot guarantee that we will identify and consummate any such transactions on acceptable terms or have sufficient resources to accomplish such a strategy. In addition, any strategic transaction can involve a number of risks, including additional demands on our staff; unanticipated problems regarding integration of operating facilities, technologies and new employees; and the existence of liabilities or contingencies not disclosed to or otherwise known by us prior to closing a transaction. As a result, we may not be able to realize net benefits from such transactions. In addition, we may be required to spend additional time or money on integration that would otherwise be spent on the development of our business.

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

On January 31, 2020, the U.K. withdrew from the E.U. (Brexit), with a transition period lasting until December 31, 2020. During the transition period, existing arrangements between the U.K. and the E.U. have remained in place while the U.K. and the E.U. seek to negotiate a free trade agreement that will govern the trading relationship between the U.K. and the E.U. following the transition period. The impact of Brexit on our business operations in the U.K. and Europe remains uncertain, and will vary depending on the future terms of trade between the U.K. and the E.U. Ongoing changes in the E.U.’s regulatory framework applicable to our operations, including Brexit as well as any other changes in the composition of the E.U.’s member states, may add additional complexity to our global operations, impede expansion and/or impose additional risks.

We may not manage risks associated with the replacement of financial benchmarks effectively. The withdrawal and replacement of widely used financial benchmarks such as the London Interbank Offered Rate (LIBOR) with alternative benchmarks introduces a number of risks for us, our clients and the financial services industry more widely. These include legal implementation risks, as extensive changes to documentation for new and existing clients and transactions may be required; financial risks arising from any changes in the valuation of financial instruments linked to benchmarks; pricing risks, as changes to benchmarks could impact pricing mechanisms on some instruments; operational risks, due to the potential requirement to adapt information technology systems, trade reporting infrastructure and operational processes; and relationship risks, relating to client communications and engagement during the transition away from LIBOR or other financial benchmarks currently utilized.

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

Our success depends on key personnel, and our financial performance could be negatively affected by the loss of their services. Our success depends upon our ability to attract, retain and motivate qualified portfolio managers, analysts, investment counselors, sales and management personnel, and other key professionals, including our executive officers. Our key employees generally do not have employment contracts and may voluntarily terminate their employment at any time. Certain senior executives and the non-employee members of our Board of Directors are subject to our mandatory retirement policy at age 65 and age 74, respectively. In addition, pursuant to the terms of the Merger Agreement, upon obtaining Eaton Vance Stockholder Approval (which approval was obtained on October 7, 2020), each share of our restricted stock and each restricted stock unit award that was then outstanding vested in full and was settled in unrestricted shares of our Non-Voting Common Stock. The accelerated vesting of restricted stock awards could result in key employee departures. The loss of the services of key personnel or our failure to attract replacement or additional qualified personnel could negatively affect our financial performance. An increase in compensation to attract or retain personnel could result in a decrease in net income.

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

We could be subject to losses and reputational harm if we, or our agents, fail to properly safeguard sensitive and confidential information or as a result of cyber attacks. We are dependent on the effectiveness of our information and cyber security policies, procedures and capabilities, and those of third parties with which we do business, to protect our and their computer and telecommunications systems and the data that resides in, or is transmitted through, such systems. As part of our normal operations, we maintain and transmit confidential information about our clients and employees as well as proprietary information relating to our business operations. We maintain a system of internal controls designed to provide reasonable assurance that fraudulent activity, including misappropriation of assets, fraudulent financial reporting and unauthorized access to sensitive or confidential data, is either prevented or detected on a timely basis. Nevertheless, all technology systems remain vulnerable to unauthorized access and may be corrupted by cyber attacks, computer viruses or other malicious software code, the nature of which threats are constantly evolving and becoming increasingly sophisticated. In addition, authorized persons could inadvertently or intentionally release confidential or proprietary information. Although we take precautions to password protect and encrypt our mobile electronic hardware, if such hardware is stolen, misplaced or left unattended, it may become vulnerable to hacking or other unauthorized use, creating a possible security risk and resulting in potentially costly actions by us. Breach or other failure of our technology systems, including those of third parties with which we do business, or failure to timely and effectively identify and respond to any such breach or failure, could result in the loss of valuable information, liability for stolen assets or information, remediation costs to repair damage caused by the incident, additional security costs to mitigate against future incidents and litigation costs resulting from the incident. In addition, our increased use of mobile and cloud technologies, including as a result of the shift to work-from-home arrangements as a result of the COVID-19 pandemic, has heightened these and other operational risks, and any failure by our mobile or cloud technology service providers to adequately safeguard the systems we use and prevent or quickly detect and remediate cyber attacks could disrupt our operations and result in misappropriation, corruption or loss of confidential or propriety information. Moreover, the loss of confidential customer identification information could harm our reputation, result in the termination of contracts by our existing customers and subject us to liability under state, federal and international laws that protect confidential personal data, resulting in increased costs, loss of revenues and substantial penalties. In 2018, the E.U. significantly increased the potential penalties for noncompliance with requirements for the handling and maintenance of personal and sensitive data concerning customers and employees. Our failure to comply with these requirements could result in penalties of up to four percent of our global revenues, regulatory action and reputational risk. The recently enacted California

Consumer Privacy Act (CCPA), which took effect in January 2020, provides for enhanced consumer protections for California residents and statutory fines for data security breaches or other CCPA violations. Recent well-publicized security breaches at other companies have led to enhanced government and regulatory scrutiny of the measures taken by companies to protect against cyber attacks, and may in the future result in heightened cyber security requirements, including additional regulatory expectations for oversight of vendors and service providers.

Risks Relating to the Regulation of Our Business

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

EVM, Parametric and BMR are registered with the CFTC and the NFA as Commodity Pool Operators and Commodity Trading Advisors; other subsidiaries of the Company claim exemptions from registration. The CFTC generally allows operators of registered mutual funds that are subject to registration as Commodity Pool Operators to comply with SEC disclosure, reporting and recordkeeping rules as the means of complying with CFTC’s similar requirements. These CFTC rules do not, however, relieve registered Commodity Pool Operators from compliance with applicable anti-fraud provisions or certain performance reporting and recordkeeping requirements. The Company incurs ongoing costs associated with monitoring compliance with these requirements, including, but not limited to, CFTC and NFA registration and exemption obligations and the periodic reporting requirements of Commodity Pool Operators and Commodity Trading Advisors.

The regulation of derivatives markets has undergone substantial change in recent years and such change may continue. In particular, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) and regulations promulgated thereunder require many derivatives to be cleared and traded on an exchange, expand entity registration requirements, impose business conduct requirements on counterparties and impose other regulatory requirements that will continue to change derivative markets as regulations are implemented. Additional regulation of the derivatives markets, including new Rule 18f-4 under the 1940 Act adopted in October 2020, may make the use of derivatives more costly, may limit the availability or reduce the liquidity of derivatives, and may impose limits or restrictions on the counterparties to derivative transactions.

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

We could be adversely affected by changes in tax laws. Changes in U.S. tax policy may affect us to a greater degree than many of our competitors because we manage significant assets in funds and separate accounts with an after-tax return objective. Future changes in tax laws, including as a result of changes proposed by the new incoming Presidential administration, or tax rulings could also materially affect our effective tax rate. In particular, the reduction in the corporate income tax rate resulting from the Tax Cuts and Jobs Act enacted into U.S. law in December 2017 (2017 Tax Act) could be reduced or rescinded by future tax law changes. While increasing our effective tax rate, an increase in future tax rates would also cause the carrying value of our deferred tax assets at the time of enactment to be increased.

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

Risks Relating to Owning Our Non-Voting Common Stock

Our Non-Voting Common Stock lacks voting rights. Our Non-Voting Common Stock has no voting rights under any circumstances. All voting power resides with our Voting Common Stock, all shares of which are held by officers of the Company and its subsidiaries. All the shares of our Voting Common Stock are deposited in a voting trust (Voting Trust) in exchange for Voting Trust Receipts that entitle the holder to receive the dividends paid on the Voting Common Stock he or she has deposited. As of October 31, 2020, there were 25 holders of Voting Trust Receipts representing Voting Common Stock, each holder of which is a Voting Trustee of the Voting Trust. Holders of Non-Voting Common Stock should understand that such ownership interests have no ability to vote in the election of the Company’s Board of Directors and no right to direct the Company’s management and strategy. On October 7, 2020, the Voting Trust approved and adopted the Merger Agreement under which Morgan Stanley has agreed to acquire the Company, subject to the satisfaction of closing conditions. The exclusion of our Non-Voting Common Stock from stock market indexes, whether as a result of our dual-class capitalization or any other reason, could have an adverse impact on the trading price of our Non-Voting Common Stock.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We conduct our principal operations through leased offices located in Boston, Massachusetts; Atlanta, Georgia; Minneapolis, Minnesota; New York, New York; Seattle, Washington; Washington, District of Columbia; Westport, Connecticut; West Palm Beach, Florida; Winter Park, Florida; London, England; Dublin, Ireland; Singapore; Sydney, Australia; and Tokyo, Japan. For more information, please see Note 9 of our Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Non-Voting Common Stock, Dividend History and Policy

Our Voting Common Stock, $0.00390625 par value, is not publicly traded, and was held as of October 31, 2020 by 25 Voting Trustees pursuant to the voting trust agreement described in Item 12 of this Annual Report on Form 10-K, which is incorporated herein by reference. Dividends on our Voting Common Stock are paid quarterly and are equal to the dividends paid on our Non-Voting Common Stock (see below).

Our Non-Voting Common Stock, $0.00390625 par value, is listed on the New York Stock Exchange under the symbol EV. The approximate number of registered holders of record of our Non-Voting Common Stock at October 31, 2020 was 686.

On October 15, 2020, the Company declared a quarterly dividend of $0.375 per share on its common stock. We currently expect to declare and pay quarterly dividends on our Voting and Non-Voting Common Stock that are comparable to those declared in the fourth quarter of fiscal 2020.

On October 8, 2020, Eaton Vance and Morgan Stanley announced that they had entered into a definitive agreement for Morgan Stanley to acquire Eaton Vance. Under the terms of the merger agreement, Eaton Vance shareholders will receive $28.25 per share in cash and 0.5833 shares of Morgan Stanley Common Stock per share of Eaton Vance Common Stock held. The merger agreement contains an election procedure whereby each Eaton Vance shareholder may elect to receive the merger consideration all in cash or all in stock, subject to proration and adjustment.

The merger agreement also provided for Eaton Vance shareholders to receive a special cash dividend of $4.25 per share of Eaton Vance Common Stock held. On November 23, 2020, the Eaton Vance Board of Directors declared the $4.25 per share dividend, which was paid on December 18, 2020 to shareholders of record on December 4, 2020.

The proposed transaction is subject to customary closing conditions and is expected to close in the second quarter of 2021.

Performance Graph

The following graph compares the cumulative total shareholder return on our Non-Voting Common Stock for the period from November 1, 2015 through October 31, 2020 to that of the cumulative total return of the S&P 500® Index and the SNL U.S. Asset Manager Index(1) over the same period. The S&P 500 is a broad-based index of 500 of the largest U.S. public stocks. The SNL U.S. Asset Manager Index is a composite of 40 U.S. publicly traded asset management company stocks. The comparison assumes $100 was invested on October 31, 2015 in our Non-Voting Common Stock and the compared indexes at the closing price on that day, and the reinvestment of all dividends paid over the period.

________________________________________________________

(1)As of October 31, 2020, the SNL U.S. Asset Manager Index included: Affiliated Managers Group Inc.; AllianceBernstein Holding L.P.; Ameriprise Financial Inc.; Apollo Global Management, Inc.; Ares Management Corporation; Artisan Partners Asset Management Inc.; Ashford Inc.; Associated Capital Group, Inc.; BlackRock Inc.; Blackstone Group Inc.; BrightSphere Investment Group Inc.; Carlyle Group L.P.; Cohen & Steers, Inc.; Diamond Hill Investment Group Inc.; Eaton Vance Corp.; Federated Hermes Inc.; Fifth Street Asset Management Inc.; Franklin Resources Inc.; Gabelli Equity Trust Inc.; GAMCO Investors, Inc.; Great Elm Capital Group, Inc.; Hamilton Lane Inc.; Hennessy Advisors Inc.; Invesco Ltd.; Janus Henderson Group Plc.; KKR & Co. Inc.; Manning & Napier, Inc.; Medley Management Inc.; Pzena Investment Management, Inc.; Safeguard Scientifics Inc.; Sculptor Capital Management, Inc.; SEI Investments Co.; Silvercrest Asset Management Group Inc.; T. Rowe Price Group Inc.; U.S. Global Investors Inc.; Victory Capital Holdings, Inc.; Virtus Investment Partners, Inc.; Waddell & Reed Financial Inc.; Westwood Holdings Group Inc.; WisdomTree Investments, Inc.

Comparison of Five-Year Cumulative Total Shareholder Return

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The table below sets forth information regarding purchases by the Company of our Non-Voting Common Stock on a monthly basis during the fourth quarter of fiscal 2020:

			(c)	(d)
	(a)		Total Number of	Maximum Number
	Total	(b)	Shares Purchased	of Shares That May
	Number of	Average	as Part of Publicly	Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased(1)	Per Share	or Programs(2)	or Programs
August 1, 2020 through
August 31, 2020	2,600	$41.43	2,600	3,953,936
September 1, 2020 through
September 30, 2020	117	$36.83	117	3,953,819
October 1, 2020 through
October 31, 2020	1,771,426	$40.94	1,771,426	2,182,393
Total	1,774,143	$40.94	1,774,143	2,182,393

(1) Represents shares of Non-Voting Common Stock repurchased to meet withholding tax obligations upon the vesting of restricted share awards.

(2) We announced a share repurchase program on July 10, 2019, which authorized the repurchase of up to 8,000,000 shares of our Non-Voting Common Stock in the open market and in private transactions in accordance with applicable securities laws. This repurchase program is not subject to an expiration date; however, purchases of common stock are prohibited by the Merger Agreement with Morgan Stanley while the merger is pending. As indicated in footnote (1), the 1,774,143 shares repurchased during the fourth quarter of fiscal 2020 represent shares of Non-Voting Common Stock repurchased to meet withholding tax obligations upon the vesting of restricted share awards. Such repurchases are counted against the number of shares authorized under our share repurchase program.

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

Financial Highlights
	For the Years Ended October 31,
(in thousands, except per share data)	2020	2019	2018	2017	2016

Income Statement Data:
Total revenue(1)	$1,730,365	$1,683,252	$1,692,422	$1,532,111	$1,337,067
Operating Income	374,240	520,871	555,202	482,758	414,268
Adjusted operating income(2)	538,879	531,767	559,967	488,352	418,032
Net income	133,334	432,876	397,905	306,373	264,757
Net income attributable to non-controlling
and other beneficial interests(3)	(5,182)	(32,841)	(15,967)	(24,242)	(23,450)
Net income attributable to Eaton Vance
Corp. shareholders	138,516	400,035	381,938	282,131	241,307
Adjusted net income attributable to Eaton
Vance Corp. shareholders(2)	380,904	379,845	391,372	284,018	240,021

Balance Sheet Data:
Total assets(4)(5)	$4,949,298	$4,253,629	$3,599,328	$2,330,901	$1,730,382
Debt(5)(6)	621,348	620,513	619,678	618,843	571,773
Redeemable non-controlling
interests (temporary equity)	222,854	285,915	335,097	250,823	109,028
Total Eaton Vance Corp.
shareholders' equity	1,323,685	1,184,119	1,107,431	1,011,396	703,789
Non-redeemable non-controlling
interests	-	-	1,000	864	786
Total permanent equity	1,323,685	1,184,119	1,108,431	1,012,260	704,575

Per Share Data:
Earnings per share:
Basic	$1.26	$3.63	$3.33	$2.54	$2.20
Diluted	1.20	3.50	3.11	2.42	2.12
Adjusted diluted(3)	3.29	3.32	3.18	2.44	2.11
Cash dividends declared	1.500	1.425	1.280	1.150	1.075

(1) Prior year revenue amounts have been restated to reflect the Company’s full retrospective adoption of Accounting Standard Update (ASU) 2014-09 on November 1, 2018.

(2) Although the Company reports its financial results in accordance with U.S. generally accepted accounting principles (U.S. GAAP), management believes that certain non-U.S. GAAP financial measures, specifically, adjusted operating income, adjusted net income attributable to Eaton Vance Corp. shareholders and adjusted earnings per diluted share, while not a substitute for U.S. GAAP financial measures, may be effective indicators of our performance over time. Non-U.S. GAAP financial measures should not be construed to be superior to U.S. GAAP measures. In calculating these non-U.S. GAAP financial measures, operating income, net income attributable to Eaton Vance Corp. shareholders and earnings per diluted share are adjusted to exclude items management deems non-operating or non-recurring in nature, or otherwise outside the ordinary course of business. These adjustments may include, when applicable, the add back of closed-end fund structuring fees, costs associated with debt repayments and tax settlements, the tax impact of stock-based compensation shortfalls or windfalls, impairment charges, costs in connection with the proposed acquisition of Eaton Vance by Morgan Stanley and other acquisition-related items, and non-recurring charges for the effect of tax law changes. Adjustments to operating income also include the add-back of management fee revenue received from consolidated sponsored funds and consolidated collateralized loan obligation (CLO) entities (collectively, consolidated investment entities) that are eliminated in consolidation and the non-management expenses of consolidated sponsored funds recognized in consolidation. Adjustments to net income attributable to Eaton Vance Corp. shareholders include the after-tax impact of these adjustments to operating income and the elimination of gains (losses) and other investment income (expense) of consolidated investment entities and other seed capital investments included in non-operating income (expense), as determined net of tax and non-controlling and other beneficial interests. Management and our Board of Directors, as well as certain of our outside investors, consider these adjusted numbers a measure of our underlying operating performance. Management believes adjusted operating income, adjusted net income attributable to Eaton Vance Corp. shareholders and adjusted earnings per diluted share are important indicators of our operations because they exclude items that may not be indicative of, or are unrelated to, our core operating results, and may provide a useful baseline for analyzing trends in our underlying business. Our use of these adjusted numbers, including reconciliations of operating income to adjusted operating income, net income attributable to Eaton Vance Corp. shareholders to adjusted net income attributable to Eaton Vance Corp. shareholders and earnings per diluted share to adjusted earnings per diluted share, is discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of this Annual Report on Form 10‐K.

(3) Net income attributable to non-controlling and other beneficial interests reflects an increase of $0.5 million and $0.2 million in the estimated redemption value of non-controlling interests in our affiliates redeemable at other than fair value in fiscal 2017 and 2016, respectively. There were no holders of non-controlling interests in our affiliates redeemable at other than fair value in fiscal 2020, 2019 or 2018. Net income attributable to non-controlling and other beneficial interests also includes net income of $9.8 million in fiscal 2016 attributable to other beneficial interest holders of consolidated CLO entities. The net income of consolidated CLO entities in fiscal 2020, 2019, 2018 and 2017 was entirely attributable to the Company as a result of the Company’s application of the measurement alternative to Accounting Standard Codification (ASC) 820 for collateralized financing entities.

(4) Total assets on October 31, 2020, 2019, 2018 and 2017 include $2.2 billion, $1.8 billion, $1.1 billion and $31.3 million of assets held by consolidated CLO entities, respectively. The Company did not consolidate any CLO entities as of October 31, 2016.

(5) In fiscal 2017, the Company adopted ASU 2015-03, which requires certain debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability. Total assets and debt were each reduced by $2.2 million as of October 31, 2016 to reflect the reclassification of debt issuance costs from other assets to debt.

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

Our breadth of investment management capabilities supports a wide range of strategies and services offered to fund shareholders and separate account investors. Our equity strategies encompass a diversity of investment objectives, risk profiles, income levels and geographic representation. Our income investment strategies cover a broad duration, geographic representation and credit-quality range and encompass both taxable and tax-free investments. We also offer alternative investment strategies that include global macro absolute return and commodity-based investments. Although we manage and distribute a wide range of investment strategies and services, we operate in one business segment, namely as an investment adviser to funds and separate accounts. As of October 31, 2020, we had $515.7 billion in consolidated assets under management.

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

We employ approximately 30 sales professionals focused on serving institutional and high-net-worth clients who access investment management services on a direct basis and through investment consultants. Through our wholly- and majority-owned affiliates, we manage investments for a broad range of clients in the institutional and high-net-worth marketplace in the U.S. and internationally, including corporations, sovereign wealth funds, endowments, foundations, family offices and public and private employee retirement plans.

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

Our discussion and analysis of fiscal 2020 compared to fiscal 2019 is included herein. For discussion and analysis of fiscal 2019 compared to fiscal 2018, please refer to Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2019, which was filed with the SEC on December 20, 2019.

Proposed Acquisition of Eaton Vance by Morgan Stanley

On October 8, 2020, Eaton Vance and Morgan Stanley announced that they had entered into a definitive agreement for Morgan Stanley to acquire Eaton Vance. Under the terms of the merger agreement, Eaton Vance shareholders will receive $28.25 per share in cash and 0.5833 shares of Morgan Stanley Common Stock per share of Eaton Vance Common Stock held. The merger agreement contains an election procedure whereby each Eaton Vance shareholder may elect to receive the merger consideration all in cash or all in stock, subject to proration and adjustment.

The merger agreement also provided for Eaton Vance shareholders to receive a special cash dividend of $4.25 per share of Eaton Vance Common Stock held. On November 23, 2020, the Eaton Vance Board of Directors declared the $4.25 per share dividend, which was paid on December 18, 2020 to shareholders of record on December 4, 2020.

The proposed transaction is subject to customary closing conditions and expected to close in the second quarter of 2021.

COVID-19 Pandemic

The ongoing COVID-19 pandemic has caused significant disruption in global financial markets and adversely affected our business. During the second quarter of fiscal 2020, we experienced a decline in our assets under management, revenue and earnings due to market price declines and net outflows driven by investor uncertainty related to the pandemic. While financial markets and our flow trends have since substantially recovered, the COVID-19 pandemic continues to significantly affect the manner in which we operate our business. Over 95 percent of our employees are currently working remotely, with only a small number in the office each business day. Employees have adapted well to the remote work environment, and we have not experienced any significant disruptions during the pandemic period due to operational issues, loss of communication capabilities, technology failure or cyber attacks. While the Company is continuously monitoring and evaluating the impact of COVID-19 on our business, the extent to which COVID-19 affects our business, results of operations and financial condition will depend on future developments that are highly uncertain. See Item 1A Risk Factors herein for information on the possible future effects of the COVID-19 pandemic on our results.

Current Developments

Please see Current Developments under Business in Item 1 of this Annual Report on Form 10-K for a summary of current developments in our business.

Performance

As of October 31, 2020, 70 Calvert, Eaton Vance and Parametric-branded mutual funds offered in the U.S. were rated 4 or 5 stars by MorningstarTM for at least one class of shares, including 32 five star-rated funds. As measured by total return net of expenses at fiscal year-end, 18 percent of our U.S. mutual fund assets were in fund share classes whose performance ranked in the top quartile of their Morningstar peer groups over three years, 46 percent in the top quartile over five years and 55 percent in the top quartile over ten years. In the annual Barron’s/Lipper rankings of Best Mutual Fund Families for calendar 2019, Calvert, Eaton Vance and Parametric collectively ranked 33rd overall among 55 fund families rated for one-year performance, 8th among 52 fund families based on five-year returns and 28th among 45 families for ten-year performance. A good source of performance-related information for our funds is their websites, available at www.calvert.com and www.eatonvance.com. Information on these websites is not incorporated by reference into this Annual Report on Form 10-K. On our funds’ websites, investors can also obtain other current information about our funds, including investment objective and principal investment policies, portfolio characteristics, expenses and Morningstar ratings.

Consolidated Assets under Management

Prevailing equity and income market conditions and investor sentiment affect the sales and redemptions of our investment offerings, managed asset levels, operating results and the recoverability of our investments. During fiscal 2020, the S&P 500 Index, a broad measure of U.S. equity market performance, had total returns of 9.7 percent and the MSCI Emerging Market Index, a broad measure of emerging market equity performance, had total returns of 8.6 percent. Over the same period, the Barclays U.S. Aggregate Bond Index, a broad measure of U.S. bond market performance, had total returns of 6.2 percent.

Consolidated assets under management were $515.7 billion on October 31, 2020, up 4 percent, from $497.4 billion of consolidated assets under management on October 31, 2019. The year-over-year increase reflects annual net inflows of $4.7 billion, market price appreciation of $11.3 billion and $2.3 billion of new managed assets gained in the acquisition of the business assets of WaterOak Advisors, LLC (WaterOak) on October 16, 2020. Average consolidated assets under management increased 8 percent to $497.8 billion in fiscal 2020 from $462.8 billion in fiscal 2019.

The following tables summarize our consolidated assets under management by investment mandate, investment vehicle and investment affiliate.

Consolidated Assets under Management by Investment Mandate(1)

	October 31,						2020	2019
		% of		% of		% of	vs.	vs.
(in millions)	2020	Total	2019	Total	2018	Total	2019	2018
Equity(2)	$135,174	26%	$131,895	27%	$115,772	26%	2%	14%
Fixed income(3)	73,271	14%	62,378	13%	54,339	12%	17%	15%
Floating-rate income	28,960	6%	35,103	7%	44,837	10%	-17%	-22%
Alternative(4)	7,424	1%	8,372	2%	12,139	3%	-11%	-31%
Parametric custom portfolios(5)	176,435	34%	164,895	32%	134,345	31%	7%	23%
Parametric overlay services	94,473	19%	94,789	19%	77,871	18%	0%	22%
Total	$515,737	100%	$497,432	100%	$439,303	100%	4%	13%

(1)	Consolidated Eaton Vance Corp. See table on page 49 for directly managed assets and flows of 49 percent-owned Hexavest, which are not included in the table above.
(2)	Includes balanced and other multi-asset mandates. Excludes equity mandates reported as Parametric custom portfolios.
(3)

Includes cash management mandates. Excludes benchmark-based fixed income separate accounts reported as Parametric custom portfolios. Amounts for periods prior to fiscal 2020 have been revised to reflect the reclassification of benchmark-based fixed income separate accounts from fixed income to Parametric custom portfolios in the first quarter of fiscal 2020.

(4)	Consists of absolute return and commodity mandates.
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

Equity assets under management included $48.5 billion, $45.4 billion and $40.7 billion of assets managed for after-tax returns on October 31, 2020, 2019 and 2018, respectively. Parametric custom portfolio assets under management included $138.5 billion, $124.1 billion and $98.6 billion of assets managed for after-tax returns and/or tax-exempt income on October 31, 2020, 2019 and 2018, respectively. Fixed income assets included $29.9 billion, $27.9 billion and $25.4 billion of tax-exempt municipal income assets on October 31, 2020, 2019 and 2018, respectively.

Consolidated Assets under Management by Investment Vehicle(1)

	October 31,						2020	2019
		% of		% of		% of	vs.	vs.
(in millions)	2020	Total	2019	Total	2018	Total	2019	2018
Open-end funds	$108,576	21%	$105,043	21%	$102,426	24%	3%	3%
Closed-end funds	23,098	4%	24,284	5%	23,998	5%	-5%	1%
Private funds(2)	49,746	10%	44,741	9%	38,544	9%	11%	16%
Institutional separate accounts	163,677	32%	173,331	35%	153,996	35%	-6%	13%
Individual separate accounts	170,640	33%	150,033	30%	120,339	27%	14%	25%
Total	$515,737	100%	$497,432	100%	$439,303	100%	4%	13%

(1)	Consolidated Eaton Vance Corp. See table on page 49 for directly managed assets and flows of 49 percent-owned Hexavest, which are not included in the table above.
(2)	Includes privately offered equity, fixed and floating-rate income, and alternative funds and CLO entities.

Consolidated Assets under Management by Investment Affiliate(1)(2)

				2020	2019
	October 31,			vs.	vs.
(in millions)	2020	2019	2018	2019	2018
Eaton Vance Management(3)(4)	$154,394	$146,628	$146,276	5%	0%
Parametric	310,183	306,907	257,283	1%	19%
Atlanta Capital	24,963	24,100	21,057	4%	14%
Calvert(5)	26,197	19,797	14,687	32%	35%
Total	$515,737	$497,432	$439,303	4%	13%

(1)	Consolidated Eaton Vance Corp. See table on page 49 for directly managed assets and flows of 49 percent-owned Hexavest, which are not included in the table above.
(2)	The Company's policy for reporting managed assets of investment portfolios overseen by multiple Eaton Vance affiliates is to base classification on the strategy's primary identity.
(3)	Includes managed assets of Eaton Vance-sponsored funds and separate accounts managed by Hexavest and unaffiliated third-party advisers under Eaton Vance supervision.
(4)	Includes managed assets gained in the acquisition of the business assets of WaterOak on October 16, 2020.
(5)	Includes managed assets of Calvert Equity Fund, which is sub-advised by Atlanta Capital, and Calvert-sponsored funds managed by unaffiliated third-party advisers under Calvert supervision.

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

Consolidated Average Assets under Management by Investment Mandate(1)
				2020	2019
	Years Ended October 31,			vs.	vs.
(in millions)	2020	2019	2018	2019	2018
Equity(2)	$131,496	$122,593	$119,147	7%	3%
Fixed income(3)	65,648	58,634	53,885	12%	9%
Floating-rate income	30,708	39,750	41,677	-23%	-5%
Alternative(4)	7,831	9,651	13,129	-19%	-26%
Parametric custom portfolios(5)	169,423	149,091	129,742	14%	15%
Parametric overlay services	92,736	83,124	84,808	12%	-2%
Total	$497,842	$462,843	$442,388	8%	5%

(1)	Consolidated Eaton Vance Corp. See table on page 49 for directly managed assets and flows of 49 percent-owned Hexavest, which are not included in the table above.
(2)	Includes balanced and other multi-asset mandates. Excludes equity mandates reported as Parametric custom portfolios.
(3)

Includes cash management mandates. Excludes benchmark-based fixed income separate accounts reported as Parametric custom portfolios. Amounts for periods prior to fiscal 2020 have been revised to reflect the reclassification of benchmark-based fixed income separate accounts from fixed income to Parametric custom portfolios in the first quarter of fiscal 2020.

(4)	Consists of absolute return and commodity mandates.
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

Consolidated Average Assets under Management by Investment Vehicle(1)
				2020	2019
	Years Ended October 31,			vs.	vs.
(in millions)	2020	2019	2018	2019	2018
Open-end funds	$103,730	$102,804	$102,061	1%	1%
Closed-end funds	23,345	23,978	24,805	-3%	-3%
Private funds(2)	46,600	41,352	37,361	13%	11%
Institutional separate accounts	164,651	160,044	162,374	3%	-1%
Individual separate accounts	159,516	134,665	115,787	18%	16%
Total	$497,842	$462,843	$442,388	8%	5%

(1)	Consolidated Eaton Vance Corp. See table on page 49 for directly managed assets and flows of 49 percent-owned Hexavest, which are not included in the table above.
(2)	Includes privately offered equity, fixed and floating-rate income, and alternative funds and CLO entities.

Consolidated Net Flows

Fiscal 2020 marked our 25th consecutive year of positive net flows. Consolidated net inflows of $4.7 billion in fiscal 2020 represent 1 percent internal growth in managed assets (consolidated net inflows divided by beginning of period consolidated assets under management). For comparison, we had consolidated net inflows of $23.9 billion and $17.3 billion in fiscal 2019 and 2018, respectively, representing internal growth in managed assets of 5 percent and 4 percent for those respective periods. Excluding Parametric overlay services, which have lower fees and more variable flows than the rest of our business, our internal growth in managed assets was 2 percent, 4 percent and 8 percent in fiscal 2020, 2019, and 2018, respectively.

Our internal management fee revenue growth (management fees attributable to consolidated inflows less management fees attributable to consolidated outflows, divided by beginning of period consolidated management fee revenue) was 2 percent, 0.1 percent and 4 percent in fiscal 2020, 2019 and 2018, respectively, as the management fee revenue contribution from new sales and other inflows exceeded the management fee revenue lost from redemptions and other outflows in each fiscal year.

The following tables summarize our consolidated assets under management and asset flows by investment mandate and investment vehicle:

Consolidated Assets under Management and Net Flows by Investment Mandate(1)
				2020	2019
	Years Ended October 31,			vs.	vs.
(in millions)	2020	2019	2018	2019	2018
Equity assets - beginning of period(2)	$131,895	$115,772	$113,472	14%	2%
Sales and other inflows	28,613	24,852	21,840	15%	14%
Redemptions/outflows	(30,748)	(20,022)	(20,813)	54%	-4%
Net flows	(2,135)	4,830	1,027	NM(7)	370%
Assets acquired(3)	2,163	-	-	NM	NM
Exchanges	(322)	(10)	37	NM	NM
Market value change	3,573	11,303	1,236	-68%	814%
Equity assets - end of period	$135,174	$131,895	$115,772	2%	14%
Fixed income assets - beginning of period(4)	62,378	54,339	53,186	15%	2%
Sales and other inflows	30,103	22,353	17,013	35%	31%
Redemptions/outflows	(19,698)	(17,006)	(13,811)	16%	23%
Net flows	10,405	5,347	3,202	95%	67%
Assets acquired(3)	104	-	-	NM	NM
Exchanges	265	627	-	-58%	NM
Market value change	119	2,065	(2,049)	-94%	NM
Fixed income assets - end of period	$73,271	$62,378	$54,339	17%	15%
Floating-rate income assets - beginning of period	35,103	44,837	38,819	-22%	16%
Sales and other inflows	6,699	8,706	14,301	-23%	-39%
Redemptions/outflows	(11,668)	(16,988)	(8,401)	-31%	102%
Net flows	(4,969)	(8,282)	5,900	-40%	NM
Exchanges	(164)	(428)	86	-62%	NM
Market value change	(1,010)	(1,024)	32	-1%	NM
Floating-rate income assets - end of period	$28,960	$35,103	$44,837	-17%	-22%
Alternative assets - beginning of period(5)	8,372	12,139	12,637	-31%	-4%
Sales and other inflows	2,218	2,717	5,679	-18%	-52%
Redemptions/outflows	(2,957)	(6,618)	(4,947)	-55%	34%
Net flows	(739)	(3,901)	732	-81%	NM
Exchanges	(53)	(255)	(103)	-79%	148%
Market value change	(156)	389	(1,127)	NM	NM
Alternative assets - end of period	$7,424	$8,372	$12,139	-11%	-31%
Parametric custom portfolios assets - beginning of period(6)	164,895	134,345	117,226	23%	15%
Sales and other inflows	42,238	36,857	31,808	15%	16%
Redemptions/outflows	(36,561)	(21,941)	(17,045)	67%	29%
Net flows	5,677	14,916	14,763	-62%	1%
Exchanges	94	58	(22)	62%	NM
Market value change	5,769	15,576	2,378	-63%	555%
Parametric custom portfolios assets - end of period	$176,435	$164,895	$134,345	7%	23%
Parametric overlay services assets - beginning of period	94,789	77,871	86,976	22%	-10%
Sales and other inflows	94,214	73,376	65,812	28%	11%
Redemptions/outflows	(97,715)	(62,363)	(74,095)	57%	-16%
Net flows	(3,501)	11,013	(8,283)	NM	NM
Exchanges	178	-	-	NM	NM
Market value change	3,007	5,905	(822)	-49%	NM
Parametric overlay services assets - end of period	$94,473	$94,789	$77,871	0%	22%
Total assets under management - beginning of period	497,432	439,303	422,316	13%	4%
Sales and other inflows	204,085	168,861	156,453	21%	8%
Redemptions/outflows	(199,347)	(144,938)	(139,112)	38%	4%
Net flows	4,738	23,923	17,341	-80%	38%
Assets acquired(3)	2,267	-	-	NM	NM
Exchanges	(2)	(8)	(2)	-75%	300%
Market value change	11,302	34,214	(352)	-67%	NM
Total assets under management - end of period	$515,737	$497,432	$439,303	4%	13%

(1)	Consolidated Eaton Vance Corp. See table on page 49 for directly managed assets and flows of 49 percent-owned Hexavest, which are not included in the table above.

(2)	Includes balanced and other multi-asset mandates. Excludes equity mandates reported as Parametric custom portfolios.
(3)	Represents managed assets gained in the acquisition of the business assets of WaterOak on October 16, 2020.
(4)

Includes cash management mandates. Excludes benchmark-based fixed income separate accounts reported as Parametric custom portfolios. Amounts for periods prior to fiscal 2020 have been revised to reflect the reclassification of benchmark-based fixed income separate accounts from fixed income to Parametric custom portfolios in the first quarter of fiscal 2020.

(5)	Consists of absolute return and commodity mandates.
(6)

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

(7)	Not meaningful (NM).

Consolidated Assets under Management and Net Flows by Investment Vehicle(1)
				2020	2019
	Years Ended October 31,			vs.	vs.
(in millions)	2020	2019	2018	2019	2018
Funds - beginning of period	$174,068	$164,968	$156,853	6%	5%
Sales and other inflows	52,177	44,337	44,470	18%	0%
Redemptions/outflows	(46,022)	(43,349)	(34,802)	6%	25%
Net flows	6,155	988	9,668	523%	-90%
Assets acquired(2)	237	-	-	NM	NM
Exchanges	(6)	(84)	305	-93%	NM
Market value change	966	8,196	(1,858)	-88%	NM
Funds - end of period	$181,420	$174,068	$164,968	4%	6%
Institutional separate accounts - beginning of period	173,331	153,996	159,986	13%	-4%
Sales and other inflows	108,684	85,401	79,502	27%	7%
Redemptions/outflows	(120,787)	(78,471)	(85,638)	54%	-8%
Net flows	(12,103)	6,930	(6,136)	NM	NM
Exchanges	69	86	18	-20%	378%
Market value change	2,380	12,319	128	-81%	NM
Institutional separate accounts - end of period	$163,677	$173,331	$153,996	-6%	13%
Individual separate accounts - beginning of period	150,033	120,339	105,477	25%	14%
Sales and other inflows	43,224	39,123	32,481	10%	20%
Redemptions/outflows	(32,538)	(23,118)	(18,672)	41%	24%
Net flows	10,686	16,005	13,809	-33%	16%
Assets acquired(2)	2,030	-	-	NM	NM
Exchanges	(65)	(10)	(325)	550%	-97%
Market value change	7,956	13,699	1,378	-42%	894%
Individual separate accounts - end of period	$170,640	$150,033	$120,339	14%	25%
Total assets under management - beginning of period	497,432	439,303	422,316	13%	4%
Sales and other inflows	204,085	168,861	156,453	21%	8%
Redemptions/outflows	(199,347)	(144,938)	(139,112)	38%	4%
Net flows	4,738	23,923	17,341	-80%	38%
Assets acquired(2)	2,267	-	-	NM	NM
Exchanges	(2)	(8)	(2)	-75%	300%
Market value change	11,302	34,214	(352)	-67%	NM
Total assets under management - end of period	$515,737	$497,432	$439,303	4%	13%

(1)	Consolidated Eaton Vance Corp. See the table on page 49 for directly managed assets and flows of 49 percent-owned Hexavest, which are not included in the table above.
(2)	Represents managed assets gained in the acquisition of the business assets of WaterOak on October 16, 2020.

As of October 31, 2020, managed assets of our 49 percent-owned affiliate Hexavest were $5.8 billion, down 56 percent from $13.4 billion of managed assets on October 31, 2019. The decline in Hexavest’s assets under management in fiscal 2020 reflects net outflows of $6.2 billion and market price declines of $1.3 billion during the fiscal year. In the third and fourth quarters of fiscal 2020, we recognized impairment losses totaling $122.2 million on the Company’s investment in Hexavest to reflect the declines in Hexavest’s revenue and profits attributable to lower managed assets. See Note 4, Investments, in Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K for additional details. Other than Eaton Vance-sponsored funds for which Hexavest is adviser or sub-adviser, the managed assets and flows of Hexavest are not included in our consolidated totals. The following table summarizes the assets under management and net flows of Hexavest.

Hexavest Assets under Management and Net Flows
				2020	2019
	Years Ended October 31,			vs.	vs.
(in millions)	2020	2019	2018	2019	2018
Eaton Vance distributed:
Eaton Vance sponsored funds – beginning of period(1)	$152	$159	$182	-4%	-13%
Sales and other inflows	39	48	12	-19%	300%
Redemptions/outflows	(122)	(69)	(35)	77%	97%
Net flows	(83)	(21)	(23)	295%	-9%
Market value change	(13)	14	-	NM	NM
Eaton Vance sponsored funds – end of period	$56	$152	$159	-63%	-4%
Eaton Vance distributed separate accounts – beginning of
period(2)	$1,563	$2,169	$3,092	-28%	-30%
Sales and other inflows	49	105	230	-53%	-54%
Redemptions/outflows	(973)	(859)	(1,176)	13%	-27%
Net flows	(924)	(754)	(946)	23%	-20%
Market value change	(160)	148	23	NM	543%
Eaton Vance distributed separate accounts – end of period	$479	$1,563	$2,169	-69%	-28%
Total Eaton Vance distributed – beginning of period	$1,715	$2,328	$3,274	-26%	-29%
Sales and other inflows	88	153	242	-42%	-37%
Redemptions/outflows	(1,095)	(928)	(1,211)	18%	-23%
Net flows	(1,007)	(775)	(969)	30%	-20%
Market value change	(173)	162	23	NM	604%
Total Eaton Vance distributed – end of period	$535	$1,715	$2,328	-69%	-26%
Hexavest directly distributed – beginning of period(3)	$11,640	$11,467	$12,748	2%	-10%
Sales and other inflows	453	1,769	1,149	-74%	54%
Redemptions/outflows	(5,678)	(2,574)	(2,416)	121%	7%
Net flows	(5,225)	(805)	(1,267)	549%	-36%
Market value change	(1,104)	978	(14)	NM	NM
Hexavest directly distributed – end of period	$5,311	$11,640	$11,467	-54%	2%
Total Hexavest assets – beginning of period	$13,355	$13,795	$16,022	-3%	-14%
Sales and other inflows	541	1,922	1,391	-72%	38%
Redemptions/outflows	(6,773)	(3,502)	(3,627)	93%	-3%
Net flows	(6,232)	(1,580)	(2,236)	294%	-29%
Market value change	(1,277)	1,140	9	NM	NM
Total Hexavest assets – end of period	$5,846	$13,355	$13,795	-56%	-3%

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

Management believes that certain non-U.S. GAAP financial measures, specifically, adjusted operating income, adjusted net income attributable to Eaton Vance Corp. shareholders and adjusted earnings per diluted share, while not a substitute for U.S. GAAP financial measures, may be effective indicators of our performance over time. Non-U.S. GAAP financial measures should not be construed to be superior to U.S. GAAP measures. In calculating these non-U.S. GAAP financial measures, operating income, net income attributable to Eaton Vance Corp. shareholders and earnings per diluted share are adjusted to exclude items management deems non-operating or non-recurring in nature, or otherwise outside the ordinary course of business. These adjustments may include, when applicable, the add back of closed-end fund structuring fees, costs associated with debt repayments and tax settlements, the tax impact of stock-based compensation shortfalls or windfalls, impairment charges, costs in connection with the proposed acquisition of Eaton Vance by Morgan Stanley and other acquisition-related items, and non-recurring charges for the effect of tax law changes. Adjustments to operating income also include the add-back of management fee revenue received from consolidated sponsored funds and consolidated collateralized loan obligation (CLO) entities (collectively, consolidated investment entities) that are eliminated in consolidation and the non-management expenses of consolidated sponsored funds recognized in consolidation. Adjustments to net income attributable to Eaton Vance Corp. shareholders include the after-tax impact of these adjustments to operating income and the elimination of gains (losses) and other investment income (expense) of consolidated investment entities and other seed capital investments included in non-operating income (expense), as determined net of tax and non-controlling and other beneficial interests. Management and our Board of Directors, as well as certain of our outside investors, consider the adjusted numbers a measure of our underlying operating performance. Management believes adjusted operating income, adjusted net income attributable to Eaton Vance Corp. shareholders and adjusted earnings per diluted share are important indicators of our operations because they exclude items that may not be indicative of, or are unrelated to, our core operating results, and may provide a useful baseline for analyzing trends in our underlying business.

Effective in the second quarter of fiscal 2020, our calculation of non-U.S. GAAP financial measures was revised to reflect the treatment of consolidated investment entities and other seed capital investments described in the previous paragraph. All prior period non-U.S. GAAP financial measures have been updated to reflect this change.

The following tables provide a reconciliation of operating income to adjusted operating income, net income attributable to Eaton Vance Corp. shareholders to adjusted net income attributable to Eaton Vance Corp. shareholders and earnings per diluted share to adjusted earnings per diluted share, respectively:

				2020	2019
	Years Ended October 31,			vs.	vs.
(in thousands)	2020	2019	2018	2019	2018
Operating income	$374,240	$520,871	$555,202	-28%	-6%
Management fees of consolidated sponsored funds and
consolidated CLO entities(1)	5,800	5,521	(8)	5%	NM
Non-management expenses of consolidated sponsored
funds(2)	4,388	5,375	4,773	-18%	13%
Accelerated stock-based compensation expense related
to the proposed acquisition of Eaton Vance by Morgan
Stanley(3)	145,993	-	-	NM	NM
Other costs related to the proposed acquisition of Eaton
Vance by Morgan Stanley(4)	8,458	-	-	NM	NM
Adjusted operating income	$538,879	$531,767	$559,967	1%	-5%

				2020	2019
	Years Ended October 31,			vs.	vs.
(in thousands, except per share data)	2020	2019	2018	2019	2018
Net income attributable to Eaton Vance Corp. shareholders	$138,516	$400,035	$381,938	-65%	5%
Management fees of consolidated sponsored funds and
consolidated CLO entities, net of tax(1)	4,304	4,107	(5)	5%	NM
Non-management expenses of consolidated sponsored
funds, net of tax(2)	3,256	4,000	3,471	-19%	15%
Accelerated stock-based compensation expense related
to the proposed acquisition of Eaton Vance by Morgan
Stanley, net of tax(3)	108,648	-	-	NM	NM
Other costs related to the proposed acquisition of Eaton
Vance by Morgan Stanley, net of tax(4)	6,294	-	-	NM	NM
Net gains and other investment income related to
consolidated sponsored funds and other seed capital
investments, net of tax(5)	(7,544)	(14,758)	(5,063)	-49%	191%
Loss on write‐off of Hexavest option, net of tax(6)	-	-	5,660	NM	-100%
Other (income) expenses of consolidated CLO entities,
net of tax(7)	14,160	(8,135)	(1,169)	NM	596%
Net excess tax benefit from stock-based compensation plans	(8,968)	(5,404)	(17,487)	66%	-69%
Revaluation of deferred tax amounts(8)	-	-	21,220	NM	-100%
Repatriation of undistributed earnings of foreign subsidiaries(9)	-	-	2,807	NM	-100%
Impairment loss recognized on investment in Hexavest(10)	122,238	-	-	NM	NM
Adjusted net income attributable to Eaton Vance Corp.
Shareholders	$380,904	$379,845	$391,372	0%	-3%

Earnings per diluted share	$1.20	$3.50	$3.11	-66%	13%
Management fees of consolidated sponsored funds and
consolidated CLO entities, net of tax	0.04	0.04	-	0%	NM
Non-management expenses of consolidated sponsored
funds, net of tax	0.03	0.03	0.01	0%	200%
Accelerated stock-based compensation expense related
to the proposed acquisition of Eaton Vance by Morgan
Stanley, net of tax	0.94	-	-	NM	NM
Other costs related to the proposed acquisition of Eaton
Vance by Morgan Stanley, net of tax	0.05	-	-	NM	NM
Net gains and other investment income related to
consolidated sponsored funds and other seed capital
investments, net of tax	(0.07)	(0.13)	(0.03)	-46%	333%
Loss on write‐off of Hexavest option, net of tax	-	-	0.05	NM	-100%
Other (income) expenses of consolidated CLO entities,
net of tax	0.12	(0.07)	(0.01)	NM	600%
Net excess tax benefit from stock-based compensation plans	(0.08)	(0.05)	(0.14)	60%	-64%
Revaluation of deferred tax amounts	-	-	0.17	NM	-100%
Repatriation of undistributed earnings of foreign subsidiaries	-	-	0.02	NM	-100%
Impairment loss recognized on investment in Hexavest	1.06	-	-	NM	NM
Adjusted earnings per diluted share	$3.29	$3.32	$3.18	-1%	4%

(1)	Represents management fees eliminated upon the consolidation of sponsored funds and CLO entities.
(2)	Represents expenses of consolidated sponsored funds.
(3)	Represents stock-based compensation expense accelerated upon the approval by the Eaton Vance voting trust of the plan of merger with Morgan Stanley and associated payroll taxes.
(4)	Primarily represents legal and consulting costs related to the proposed acquisition of Eaton Vance by Morgan Stanley.
(5)

Represents gains, losses and other investment income earned on investments in sponsored strategies, whether accounted for as consolidated funds, separate accounts or equity investments, as well as the gains and losses recognized on derivatives used to hedge these investments. Stated amounts are net of non-controlling interests where applicable.

(6)	Represents the loss recognized upon expiration of the Company's option to acquire an additional 26 percent ownership interest in Hexavest.
(7)	Represents other income and expenses of consolidated CLO entities.
(8)	Represents the revaluation of deferred tax assets and deferred tax liabilities resulting from the enactment of the Tax Cuts and Jobs Act (2017 Tax Act) on December 22, 2017.
(9)

Represents the recognition of incremental tax expense related to the deemed repatriation of foreign earnings considered to be indefinitely reinvested abroad and not previously subject to U.S. taxation.

(10)	Represents an impairment loss recognized on the Company's investment in 49 percent-owned affiliate Hexavest.

The $261.5 million decrease in net income attributable to Eaton Vance Corp. shareholders in fiscal 2020 compared to fiscal 2019 reflects:

• An increase in revenue of $47.1 million, reflecting increases in management fees and service fees, partially offset by decreases in distribution and underwriting fees and other revenue.

• An increase in operating expenses of $193.7 million, primarily reflecting an increase in compensation driven by the $146.0 million of accelerated stock-based compensation expense recognized in connection with the proposed acquisition of Eaton Vance by Morgan Stanley, as well as increases in service fee expense, amortization of deferred sales commissions, fund-related expenses and other operating expenses, partially offset by a decrease in distribution expense.

• A negative change in non-operating income (expense) of $77.9 million, primarily reflecting a $47.8 million decrease in net gains and other investment income of consolidated sponsored funds and our investments in other sponsored strategies, and a $30.0 million unfavorable change in net income (expense) of consolidated CLO entities.

• A decrease in income taxes of $51.4 million.

• A negative change in equity in net income (loss) of affiliates, net of tax, of $126.3 million, reflecting the $122.2 million impairment loss recognized on our investment in Hexavest as well as a $4.1 million decrease in income contribution from our equity method investees.

• A decrease in net income attributable to non-controlling and other beneficial interests of $38.0 million.

Weighted average diluted shares outstanding increased by 1.3 million shares, or 1 percent, in fiscal 2020 compared to fiscal 2019, primarily reflecting an increase in the dilutive effect of restricted stock awards due principally to the accelerated vesting of restricted stock awards in connection with the proposed acquisition of Eaton Vance by Morgan Stanley.

Revenue

The following table shows the components of our revenue:

				2020	2019
	Years Ended October 31,			vs.	vs.
(in thousands)	2020	2019	2018	2019	2018
Management fees	$1,514,388	$1,463,943	$1,459,186	3%	0%
Distribution and underwriter fees	77,056	85,612	97,371	-10%	-12%
Service fees	131,724	123,073	122,231	7%	1%
Other revenue	7,197	10,624	13,634	-32%	-22%
Total revenue	$1,730,365	$1,683,252	$1,692,422	3%	-1%

Management fees

The $50.4 million increase in management fees in fiscal 2020 compared to fiscal 2019 is primarily attributable to an 8 percent increase in consolidated average assets under management, a $3.7 million decrease in fund subsidies, which are recorded as a contra-revenue component of management fees, and a $3.3 million increase in performance-based fees, partially offset by a 4 percent decrease in our consolidated average management fee rate.

The following table shows our consolidated average annualized management fee rates by investment mandate, excluding performance-based fees, which were $5.1 million, $1.7 million and $(1.7) million in fiscal 2020, 2019 and 2018, respectively. Our consolidated average management fee rates also exclude management fees earned on consolidated investment entities that are eliminated in consolidation, which were $5.8 million, $5.5 million and negligible in fiscal 2020, 2019 and 2018, respectively.

				2020	2019
	Years Ended October 31,			vs.	vs.
(in basis points on average managed assets)	2020	2019	2018	2019	2018
Equity(1)	56.1	56.9	58.9	-1%	-3%
Fixed income(2)	40.4	41.7	42.5	-3%	-2%
Floating-rate income	49.5	49.7	50.6	0%	-2%
Alternative(3)	65.2	61.4	64.8	6%	-5%
Parametric custom portfolios(4)	15.2	14.8	14.6	3%	1%
Parametric overlay services	5.0	5.1	5.2	-2%	-2%
Total	30.3	31.6	33.0	-4%	-4%

(1)	Includes balanced and other multi‐asset mandates. Excludes equity mandates reported as Parametric custom portfolios.
(2)

Includes cash management mandates. Excludes benchmark-based fixed income separate accounts reported as Parametric custom portfolios. Amounts for periods prior to fiscal 2020 have been revised to reflect the reclassification of benchmark-based fixed income separate accounts from fixed income to Parametric custom portfolios in the first quarter of fiscal 2020.

(3)	Consists of absolute return and commodity mandates.
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

Consolidated average assets under management by investment mandate to which these fee rates apply can be found in the Consolidated Average Assets under Management by Investment Mandate table in Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 7 of this Annual Report on Form 10-K. Changes in the consolidated average management fee rates for the compared periods primarily reflect shifts in the Company’s mix of business.

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

The following table shows fund distribution and underwriter fee revenue and other fund-related distribution income:

				2020	2019
	Years Ended October 31,			vs.	vs.
(in thousands)	2020	2019	2018	2019	2018
Distribution fees:
Class A	$2,359	$3,104	$3,466	-24%	-10%
Class B	-	104	357	-100%	-71%
Class C	29,902	39,187	56,400	-24%	-31%
Class F	1,494	1,530	1,602	-2%	-4%
Class N(1)	49	75	104	-35%	-28%
Class R	1,779	1,896	1,893	-6%	0%
Private funds	15,363	11,456	9,177	34%	25%
Total distribution fees	$50,946	$57,352	$72,999	-11%	-21%
Underwriter commissions	19,489	21,724	19,970	-10%	9%
Contingent deferred sales charges and
other redemption fees	1,941	2,017	197	-4%	924%
Other distribution income	4,680	4,519	4,205	4%	7%
Total distribution and underwriter fees	$77,056	$85,612	$97,371	-10%	-12%

(1)	Consists of Investor class shares of Parametric Funds and Advisers class shares of Eaton Vance Funds.

The $6.4 million decrease in distribution fees in fiscal 2020 compared to fiscal 2019 primarily reflects a decrease in Class C distribution fees driven by lower average managed assets of Class C mutual fund shares offset by an increase in distribution fees from private funds driven by higher average managed assets in these funds. The $8.6 million decrease in total distribution and underwriter fees further reflects a $2.2 million decrease in underwriter commissions.

Service fees

Service fees, which are paid to EVD pursuant to distribution or service plans adopted by our sponsored mutual funds, are calculated as a percent of, and fluctuate with, average assets under management in specific mutual fund share classes (principally Classes A, C, N and R). Certain private funds also make service fee payments to EVD. These fees are largely passed through as service fee expense to third-party broker-dealers when received. Service fee revenue increased 7 percent in fiscal 2020 compared to fiscal 2019, primarily reflecting an increase in average assets in funds and fund share classes subject to service fees.

Other revenue

Other revenue, which consists primarily of fund shareholder servicing fees, miscellaneous dealer income, referral fees and consultancy fees, decreased 32 percent in fiscal 2020 compared to fiscal 2019, primarily reflecting a $1.6 million decrease in shareholder servicing fees, a $1.1 million decrease in miscellaneous dealer income due to a terminated distribution agreement and a $0.7 million decrease in Hexavest-related referral fees.

Expenses

The following table shows our operating expenses:

				2020	2019
	Years Ended October 31,			vs.	vs.
(in thousands)	2020	2019	2018	2019	2018
Compensation and related costs	$793,681	$626,513	$604,631	27%	4%
Distribution expense	141,170	150,239	165,033	-6%	-9%
Service fee expense	115,211	107,762	106,831	7%	1%
Amortization of deferred sales
commissions	24,986	22,593	18,394	11%	23%
Fund-related expenses	42,441	40,357	37,602	5%	7%
Other expenses	238,636	214,917	204,729	11%	5%
Total expenses	$1,356,125	$1,162,381	$1,137,220	17%	2%

Compensation and related costs

The following table shows the details of our compensation and related costs:

				2020	2019
	Years Ended October 31,			vs.	vs.
(in thousands)	2020	2019	2018	2019	2018
Base salaries and employee benefits	$319,946	$293,753	$271,473	9%	8%
Stock-based compensation	239,286	91,913	88,055	160%	4%
Operating income-based incentives	172,515	165,462	174,527	4%	-5%
Sales-based incentives	61,295	65,036	68,941	-6%	-6%
Other compensation expense	639	10,349	1,635	-94%	533%
Total	$793,681	$626,513	$604,631	27%	4%

Compensation expense increased by $167.2 million, or 27 percent, in fiscal 2020 compared to fiscal 2019. The increase in compensation expense was primarily driven by: (i) a $147.4 million increase in stock-based compensation expense, primarily due to the acceleration of $146.0 million of stock-based compensation expense recognized in the fourth quarter of fiscal 2020 in connection with the proposed acquisition of Eaton Vance by Morgan Stanley; (ii) a $26.2 million increase in base salaries and employee benefits associated with year-end salary increases and an increase in average headcount year-over-year; and (iii) a $7.1 million increase in operating income-based bonus accruals. These increases were partially offset by a $9.7 million decrease in other compensation expenses primarily due to lower severance expenses and a $3.7 million decrease in sales-based incentive compensation.

Distribution expense

Distribution expense includes distribution fees paid to third-party intermediaries for the distribution of our sponsored funds and intermediary marketing support payments to qualified intermediaries for distribution, shareholder servicing and marketing and support of our sponsored funds. Distribution fees and certain intermediary marketing support payments are asset-based fees. Other asset-based fees included in distribution expense include finder’s fees paid to intermediaries for referring certain retail, high-net-worth and institutional investors and payments made to distribution partners for certain closed-end funds. Distribution expense also includes front-end sales commissions paid, as well as discretionary marketing expenses, which are driven by corporate initiatives.

The following table shows the breakdown of our distribution expense:

				2020	2019
	Years Ended October 31,			vs.	vs.
(in thousands)	2020	2019	2018	2019	2018
Distribution fees	$35,667	$45,248	$62,963	-21%	-28%
Intermediary marketing support payments	54,735	52,599	51,897	4%	1%
Front-end sales commission expense	21,456	21,162	19,025	1%	11%
Discretionary marketing expenses	17,728	19,276	18,958	-8%	2%
Finder's fees	8,099	8,242	8,309	-2%	-1%
Closed-end fund dealer compensation
payments	3,485	3,712	3,881	-6%	-4%
Total	$141,170	$150,239	$165,033	-6%	-9%

Distribution expense decreased by $9.1 million, or 6 percent, in fiscal 2020 compared to fiscal 2019, primarily reflecting lower Class C distribution fee payments driven by a decrease in average managed assets of Class C mutual fund shares and a decrease in discretionary marketing expenses. These decreases were partially offset by an increase in intermediary marketing support payments driven by an increase in average managed assets subject to these payments.

Service fee expense

Service fees we receive from sponsored funds in connection with new sales of fund shares are generally retained in the first year and paid to broker-dealers thereafter as service fee expense pursuant to third-party selling agreements. These fees are calculated as a percentage of average assets under management in certain share classes of our mutual funds (principally Classes A, C, N and R), as well as certain private funds. Service fee expense increased by $7.4 million, or 7 percent, in fiscal 2020 compared to fiscal 2019, reflecting higher Class A and private fund service fee payments, partially offset by lower Class C service fee payments.

Amortization of deferred sales commissions

Amortization expense is primarily affected by ongoing sales of certain private funds and mutual fund Class C shares. Amortization expense increased by $2.4 million, or 11 percent, in fiscal 2020 compared to fiscal 2019, primarily reflecting higher private fund commission amortization, partially offset by lower Class C commission amortization.

Fund-related expenses

Fund-related expenses consist of fees paid to sub-advisers, fund expenses borne by the Company on funds for which we earn an all-in fee, expenses of the sponsored funds we consolidate and other miscellaneous fund-related expenses. Fund-related expenses increased by $2.1 million, or 5 percent, in fiscal 2020 compared to fiscal 2019, reflecting higher sub-advisory fees driven by increases in average managed assets in sub-advised funds, partially offset by lower fund expenses borne by the Company on funds for which we earn an all-in fee.

Other expenses

The following table shows our other expenses:

				2020	2019
	Years Ended October 31,			vs.	vs.
(in thousands)	2020	2019	2018	2019	2018
Information technology	$121,467	$99,021	$89,972	23%	10%
Facilities-related	54,711	52,252	48,492	5%	8%
Travel	8,408	18,717	18,020	-55%	4%
Professional services	27,654	17,095	17,820	62%	-4%
Communications	5,666	6,156	5,749	-8%	7%
Amortization of intangible assets	3,807	4,978	8,927	-24%	-44%
Other corporate expense	16,923	16,698	15,749	1%	6%
Total	$238,636	$214,917	$204,729	11%	5%

The increase in information technology expense in fiscal 2020 is primarily attributable to an increase in project-related IT consulting services and software associated with investments in technology and strategic initiatives, higher system maintenance costs and an increase in market data services. The increase in professional services expenses primarily reflects increases in legal and consulting costs associated with the proposed acquisition of Eaton Vance by Morgan Stanley. The increase in facilities-related expenses is primarily attributable to increases in rent and other building expenses. These increases were partially offset by substantially lower travel expenses due to the COVID-19 pandemic and a decrease in amortization expense related to certain intangible assets that were fully amortized during the first quarter of fiscal 2020.

Non-operating Income (Expense)

The following table shows the main categories of non-operating income (expense):

				2020	2019
	Years Ended October 31,			vs.	vs.
(in thousands)	2020	2019	2018	2019	2018
Gains and other investment income, net	$3,243	$51,040	$10,066	-94%	407%
Interest expense	(23,940)	(23,795)	(23,629)	1%	1%
Other income (expense) of
consolidated CLO entities:
Gains and other investment
income, net	36,123	70,272	16,882	-49%	316%
Interest and other expense	(55,201)	(59,350)	(15,286)	-7%	288%
Total non-operating income (expense)	$(39,775)	$38,167	$(11,967)	NM	NM

Gains and other investment income, net, decreased by $47.8 million in fiscal 2020 compared to fiscal 2019, reflecting a $29.9 million unfavorable change in net investment gains (losses) primarily attributable to consolidated sponsored fund investments and associated hedges and an $18.3 million decrease in interest and other income, partially offset by a decrease in foreign currency losses of $0.4 million.

The change in other income (expense) of consolidated CLO entities in fiscal 2020 compared to fiscal 2019 reflects a $30.0 million unfavorable change in net income (expense) of consolidated CLO entities due to a decrease in our economic interests in these entities. Our economic interests consist of changes in the fair market value of our investments in these entities, distributions received and management fees earned by the Company. The Company consolidated four securitized CLO entities and one warehouse stage CLO entity as of October 31, 2020 in comparison to four securitized CLO entities as of October 31, 2019.

Income Taxes

Our effective tax rate, calculated as a percentage of income before income taxes and equity in net income (loss) of affiliates, was 25.1 percent and 24.2 percent in fiscal 2020 and 2019, respectively.

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

Our income tax provision for fiscal 2020 and 2019 includes charges of $5.7 million and $3.2 million, respectively, associated with certain provisions of the 2017 Tax Act taking effect for the Company in fiscal 2019, relating principally to limitations on the deductibility of executive compensation.

Our income tax provision for fiscal 2020 and 2019 was reduced by net excess tax benefits related to stock-based compensation awards of $9.0 million and $5.4 million, respectively. Other items affecting the

Company’s income tax provision included non-deductible executive compensation, prior period adjustments, primarily related to the filing of tax returns, and other permanent book-versus-tax differences.

Our calculations of adjusted net income and adjusted earnings per diluted share remove the accelerated stock-based compensation expense and other costs related to the proposed acquisition of Eaton Vance by Morgan Stanley, remove the impairment loss recognized in fiscal 2020 on the Company’s investment in 49 percent-owned affiliate Hexavest, exclude gains (losses) and other investment income (expense) of consolidated investment entities and other seed capital investments, add back the management fees and expenses of consolidated investment entities, remove the tax impact of stock-based compensation shortfalls or windfalls, and remove the non-recurring tax impact of U.S. tax law changes. On this basis, our adjusted effective tax rate was 26.5 percent and 26.1 percent for fiscal 2020 and 2019, respectively.

The following table reconciles income before income taxes and equity in net income (loss) of affiliates to adjusted income before income taxes and equity in net income (loss) of affiliates and income tax expense to adjusted income tax expense:

				2020	2019
	Years Ended October 31,			vs.	vs.
(in thousands)	2020	2019	2018	2019	2018
Income before income taxes and equity in net income (loss)
of affiliates	$334,465	$559,038	$543,235	-40%	3%
Management fees of consolidated sponsored funds and
consolidated CLO entities, pre-tax(1)	5,800	5,521	(8)	5%	NM
Non-management expenses of consolidated sponsored funds,
pre-tax(2)	4,388	5,375	4,773	-18%	13%
Accelerated stock-based compensation expense related to the
proposed acquisition of Eaton Vance by Morgan Stanley,
pre-tax(3)	145,993	-	-	NM	NM
Other costs related to the proposed acquisition of Eaton Vance
by Morgan Stanley, pre-tax(4)	8,458	-	-	NM	NM
Net (gains) losses and other investment income related to
consolidated sponsored funds and other seed capital
investments, pre-tax(5)	396	(39,925)	(6,731)	NM	493%
Loss on write‐off of Hexavest option, pre-tax(6)	-	-	6,506	NM	-100%
Other (income) expense of consolidated CLO entities, pre-tax(7)	19,078	(10,921)	(1,596)	NM	584%
Adjusted income before income taxes and equity in net
income (loss) of affiliates	$518,578	$519,088	$546,179	0%	-5%

Income tax expense	$83,900	$135,252	$156,703	-38%	-14%
Management fees of consolidated sponsored funds and
consolidated CLO entities(1)	1,496	1,414	(3)	6%	NM
Non-management expense of consolidated sponsored funds(2)	1,132	1,375	1,302	-18%	6%
Accelerated stock-based compensation expense related to
the proposed acquisition of Eaton Vance by Morgan Stanley(3)	37,345	-	-	NM	NM
Other costs related to the proposed acquisition of Eaton
Vance by Morgan Stanley(4)	2,164	-	-	NM	NM
Net gains and other investment income related to consolidated
sponsored funds and other seed capital investments(5)	(2,620)	(5,084)	(1,900)	-48%	168%
Loss on write‐off of Hexavest option(6)	-	-	846	NM	-100%
Other (income) expense of consolidated CLO entities(7)	4,918	(2,786)	(427)	NM	552%
Net excess tax benefit from stock-based compensation plans	8,968	5,404	17,487	66%	-69%
Revaluation of deferred tax amounts(8)	-	-	(21,220)	NM	-100%
Repatriation of undistributed earnings of foreign subsidiaries(9)	-	-	(2,807)	NM	-100%
Adjusted income tax expense	$137,303	$135,575	$149,981	1%	-10%
Effective income tax rate	25.1%	24.2%	28.8%	4%	-16%
Adjusted effective income tax rate	26.5%	26.1%	27.5%	1%	-5%

(1)	Represents management fees eliminated upon the consolidation of sponsored funds and CLO entities.
(2)	Represents expenses of consolidated sponsored funds.
(3)	Represents stock-based compensation expense accelerated upon the approval by the Eaton Vance voting trust of the plan of merger with Morgan Stanley and associated payroll taxes.
(4)	Primarily represents legal and consulting costs related to the proposed acquisition of Eaton Vance by Morgan Stanley.

(5)

Represents gains, losses and other investment income earned on investments in sponsored strategies, whether accounted for as consolidated funds, separate accounts or equity investments, as well as the gains and losses recognized on derivatives used to hedge these investments. Stated amounts are net of non-controlling interests.

(6)	Represents the loss recognized upon expiration of the Company's option to acquire an additional 26 percent ownership interest in Hexavest.
(7)	Represents other income and expenses of consolidated CLO entities.
(8)	Represents the revaluation of deferred tax assets and deferred tax liabilities resulting from the enactment of the 2017 Tax Act on December 22, 2017.
(9)

Represents the recognition of incremental tax expense related to the deemed repatriation of foreign earnings considered to be indefinitely reinvested abroad and not previously subject to U.S. taxation.

Equity in Net Income (Loss) of Affiliates, Net of Tax

Equity in net income (loss) of affiliates, net of tax, primarily reflects our 49 percent equity interest in Hexavest and our seven percent minority equity interest in a private equity partnership managed by a third party. Equity in net income (loss) of affiliates in fiscal 2020 included the $122.2 million impairment loss recognized on the Company’s investment in Hexavest. See Note 4, Investments, in Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K for further details. In addition to the impairment loss, equity in net income (loss) of affiliates, net of tax, for fiscal 2020 compared to fiscal 2019 reflects a $3.3 million decrease in income contribution from Hexavest and a $0.8 million loss recognized in fiscal 2020 from the Company’s private equity partnership investment.

The following table summarizes the components of equity in net income of affiliates, net of tax:

				2020	2019
	Years Ended October 31,			vs.	vs.
(in thousands)	2020	2019	2018	2019	2018
Investment in Hexavest, net of tax
and amortization	$(116,435)	$9,093	$10,955	NM	-17%
Investment in private equity partnership,
net of tax	(796)	(3)	418	NM	NM
Total	$(117,231)	$9,090	$11,373	NM	-20%

Net (Income) Loss Attributable to Non-controlling and Other Beneficial Interests

The following table summarizes the components of net (income) loss attributable to non-controlling and other beneficial interests:

				2020	2019
	Years Ended October 31,			vs.	vs.
(in thousands)	2020	2019	2018	2019	2018
Consolidated sponsored funds	$10,560	$(20,081)	$232	NM	NM
Majority-owned subsidiaries	(5,378)	(12,760)	(16,199)	-58%	-21%
Net (income) loss attributable to non-controlling
and other beneficial interests	$5,182	$(32,841)	$(15,967)	NM	106%

Net (income) loss attributable to non-controlling and other beneficial interests decreased by $38.0 million in fiscal 2020 compared to fiscal 2019, primarily reflecting a decrease in income and (gains) losses of consolidated investment entities and other seed capital investments. Net (income) loss attributable to majority-owned subsidiaries decreased by $7.4 million, reflecting the Company’s accelerated repurchase of certain capital and profit interests in Parametric entities held by current and former employees. The repurchase settled in the fourth quarter of fiscal 2019. Net (income) loss attributable to non-controlling and other beneficial interests is not adjusted for taxes due to the underlying tax status of our consolidated sponsored funds and consolidated majority-owned subsidiaries, which are treated as pass-through entities for tax purposes.

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

The following table summarizes certain key financial data relating to our liquidity and capital resources and the uses of cash:

Balance Sheet and Cash Flow Data
	As of October 31,
(in thousands)	2020	2019	2018
Balance sheet data:
Assets:
Cash and cash equivalents	$799,384	$557,668	$600,696
Management fees and other receivables	249,806	237,864	236,736
Total liquid assets	$1,049,190	$795,532	$837,432

Investments	$783,246	$1,060,739	$1,078,627

Liabilities:
Debt(1)	$625,000	$625,000	$625,000

(1)

Represents the principal amount of debt outstanding. The carrying value of the debt, including debt issuance costs, was $621.3 million, $620.5 million and $619.7 million as of October 31, 2020, 2019 and 2018, respectively.

	Years Ended October 31,
(in thousands)	2020	2019	2018
Cash flow data:
Operating cash flows	$324,829	$511,818	$359,721
Investing cash flows	(514,441)	(675,870)	(325,054)
Financing cash flows	474,551	(48,356)	184,413

Liquidity and Capital Resources

Liquid assets consist of cash and cash equivalents and management fees and other receivables. Cash and cash equivalents consist of cash and short-term, highly liquid investments that are readily convertible to cash. Management fees and other receivables primarily represent receivables due from sponsored funds and separately managed accounts for investment advisory and distribution services provided. Excluding those assets identified as assets of consolidated CLO entities, liquid assets represented 38 percent and 32 percent of total assets on October 31, 2020 and 2019, respectively. Not included in the liquid asset amounts are $290.2 million and $317.9 million of highly liquid short-term debt securities with remaining maturities between three and 12 months held as of October 31, 2020 and 2019, respectively, which are included within investments on our Consolidated Balance Sheets. These amounts include $20.4 million and $20.1 million as of October 31, 2020 and 2019, respectively, in a separate account previously classified as a seed capital investment. Generally, our seed investments in consolidated funds and separate accounts are not treated as liquid assets because they may be longer term in nature.

As of October 31, 2020, our unsecured and unsubordinated debt consisted of $325.0 million in aggregate principal amount of 3.625 percent Senior Notes due in June 2023 and $300.0 million in aggregate principal amount of 3.5 percent Senior Notes due in April 2027. Interest on the senior notes is payable semi-annually in arrears. The senior notes do not contain debt covenants.

We maintain a $300.0 million unsecured revolving credit facility with several banks that expires on December 11, 2023. The facility, which we entered into on December 11, 2018, provides that we may borrow at LIBOR or LIBOR-successor benchmark-based rates of interest that vary depending on our credit ratings. Accrued interest on any borrowing is payable quarterly in arrears and on the date of repayment. Subject to the terms and conditions of the credit facility, the amount available for borrowing may be increased to up to $400.0 million through additional commitments by existing lenders or the addition of one or more new lenders to the syndicate. The credit facility contains financial covenants with respect to leverage and interest coverage, and requires us to pay a quarterly commitment fee on any unused portion. During the second quarter of fiscal 2020, at the onset of the COVID-19 pandemic, we borrowed $300.0 million under our credit facility to demonstrate the Company’s ability to access incremental liquidity if needed. Such borrowings were fully repaid during the second quarter. As of October 31, 2020, we had no borrowings under our revolving credit facility and we were in compliance with all debt covenants.

We continue to monitor our liquidity daily and are carefully managing our cash flow to maintain flexibility. We expect that our main uses of cash will be paying dividends, legal, consulting and compensation costs related to the proposed acquisition of Eaton Vance by Morgan Stanley, making seed investments in new investment strategies, maintaining and enhancing our technology infrastructure and paying the operating expenses of our business. We believe that our existing liquid assets, cash flows from operations and borrowing capacity under our revolving credit facility are sufficient to meet our current and forecasted operating cash needs. The risk exists, however, that if we need to raise additional capital or refinance existing debt in the future, resources may not be available to us in sufficient amounts or on acceptable terms. Our ability to enter the capital markets in a timely manner depends on a number of factors, including the state of global credit and equity markets, interest rates, credit spreads and our credit ratings at such time. Additionally, pursuant to the terms of the Merger Agreement with Morgan Stanley, we are not able to issue any additional equity or raise additional indebtedness without prior consent from Morgan Stanley. If we are unable to access capital markets to issue new debt, refinance existing debt or sell shares of our Non-Voting Common Stock as needed, or if we are unable to obtain such financing on acceptable terms, our business could be adversely affected. Eaton Vance’s issuer rating is A3 by Moody’s Investors Service and A- by S&P Global Ratings.

Pursuant to the terms of the Merger Agreement with Morgan Stanley, we are limited in our ability to take certain other actions without the consent of Morgan Stanley, including, among others, acquiring businesses, incurring capital expenditures or making seed capital investments above specified thresholds, increasing our regular quarterly dividend above its current amount per share and repurchasing shares of our Non-Voting Common Stock.

Recoverability of our Investments

Our approximately $800 million of investments as of October 31, 2020 consisted of our direct investments in Company-sponsored funds and separate accounts entered into for investment and business development purposes, investments held by the funds we consolidate, our 49 percent minority equity interest in Hexavest, and certain other investments held at cost. Investments directly held by the Company and investments held by funds that we consolidate are significant to us, and generally include liquid debt and equity securities that are held at fair value.

We assess our investments in equity method investees for impairment in the fourth quarter of each fiscal year, or as facts and circumstances indicate that additional analysis is warranted. Our investments in equity method investees primarily relate to our investment in Hexavest. Hexavest specializes in the management of global equity portfolios for institutional clients, applying a contrarian, top-down approach that emphasizes preservation of capital. Hexavest’s value investing orientation and defensive positioning in a growth-driven, rising market has resulted in performance over recent periods that has lagged applicable market benchmarks, driving net outflows and declining assets under management. In the Company’s fiscal 2020, Hexavest had net outflows of $6.2 billion and ended the period with assets under management of $5.8 billion, down 56 percent from twelve months earlier. The Company recognized impairment losses on its investment in Hexavest of $100.5 million in the third quarter of fiscal 2020 and an additional $21.8 million in the fourth quarter of fiscal 2020. The impairment losses recognized on the Company’s investment in Hexavest in the third and fourth quarters of fiscal 2020 reflect the reductions in managed assets experienced by Hexavest and the associated declines in Hexavest’s revenue and profits. As of October 31, 2020, the carrying value of the Company’s investment in Hexavest was $11.4 million. See Note 4, Investments, in Item 8, Financial Statements and Supplemental Data of this Annual Report on Form 10-K for additional details.

We test our investments held at cost for impairment on a quarterly basis by assessing qualitative factors. Our investments held at cost consist primarily of a $19.0 million investment in a U.S.-based wealth management technology firm. We qualitatively concluded that our investments held at cost were not impaired as of October 31, 2020.

We periodically review our deferred sales commissions and amortizing identifiable intangible assets for impairment as events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. There have been no significant events or changes in the financial condition of these assets in fiscal 2020 that would indicate that an impairment loss exists at October 31, 2020.

We assess indefinite-lived intangible assets for impairment in the fourth quarter of each fiscal year, or as facts and circumstances indicate that additional analysis is warranted. Our indefinite-lived intangible assets primarily include $47.7 million of Calvert mutual fund management contracts acquired in fiscal 2017. Calvert is the centerpiece of our responsible investment strategy, and assets managed under Calvert branded strategies continued to experience strong growth in fiscal 2020. Accordingly, we qualitatively determined that these indefinite-lived intangible assets were not impaired as of October 31, 2020.

We also assess goodwill for impairment in the fourth quarter of each fiscal year, or as facts and circumstances indicate that additional analysis is warranted. The carrying amount of our goodwill of $259.7 million primarily relates to goodwill associated with our acquisitions of Atlanta Capital, Parametric, Clifton and the Tax Advantaged Bond Strategies (TABS) business of M.D. Sass Investor Services that are combined into a single reporting unit. We allocate all goodwill associated with other acquisitions to a second reporting unit. Since acquisition, our reporting units have experienced considerable growth in managed assets and revenue, and we have realized synergies from integrating the acquired companies into our business. The financial performance of these reporting units remained strong throughout fiscal 2020. Accordingly, we qualitatively determined that our goodwill was not impaired as of October 31, 2020.

Operating Cash Flows

Our operating cash flows are calculated by adjusting net income to reflect other significant sources and uses of cash, certain significant non-cash items and timing differences in the cash settlement of other assets and liabilities. Significant sources and uses of cash that are not reflected in either revenue or expenses include cash flows associated with our deferred sales commission asset, as well as net cash flows associated with the purchase and sale of investments within the portfolios of our consolidated sponsored funds and separately managed accounts. Significant non-cash items include the amortization of deferred sales commissions and intangible assets, depreciation, stock-based compensation and equity in net income (loss) of affiliates.

Cash provided by operating activities totaled $324.8 million in fiscal 2020 compared to $511.8 million in fiscal 2019. The year-over-year change primarily reflects a decrease in net cash provided by operating activities of consolidated CLO entities, an increase in net inflows related to the purchase and sale of short-term debt securities, an increase in net outflows from investment activity of consolidated sponsored funds and separately managed accounts, and a decrease due to timing differences in the cash settlements of our other assets and liabilities.

Investing Cash Flows

Cash flows from investing activities primarily reflect the purchase of equipment and leasehold improvements, cash paid in acquisitions, the purchase and sale of non-consolidated sponsored funds and the purchase and sale of investments in CLO entity note obligations. In addition, investing cash flows reflect the investing activities of our consolidated CLO entities, including the purchase and sale of bank loans and other investments.

Cash used for investing activities totaled $514.4 million in fiscal 2020 compared to $675.9 million in fiscal 2019. The year-over-year change primarily reflects a $128.8 million decrease in net purchases of bank loans and other investments by consolidated CLO entities, a $27.2 million increase in proceeds from the sale of CLO entity note obligations, a $14.9 million decrease in purchases of investments in CLO entity note obligations, a $13.9 million decrease in additions to equipment and leasehold improvements and a $5.5 million increase in net proceeds from sale of investments, all partially offset by a $28.8 million increase in cash paid in acquisitions related to the acquisition of the business assets of WaterOak in October 2020.

Financing Cash Flows

Financing cash flows primarily reflect the issuance and repurchase of our Non-Voting Common Stock, the payment of dividends to our shareholders, the purchase of non-controlling interests in our majority-owned subsidiaries and the activity related to borrowings from our line of credit. Financing cash flows also reflect the financing activities of consolidated funds, including the proceeds from the issuance of capital stock, and payments for redemptions and distributions to non-controlling interest holders of these funds. In addition, financing cash flows reflect the financing activities of consolidated CLO entities, including the issuance and repayment of CLO beneficial interests (senior and subordinated note obligations) and proceeds and repayments of CLO borrowings.

Cash provided by financing activities totaled $474.6 million in fiscal 2020. Cash provided by financing activities of consolidated CLO entities totaled $494.7 million in fiscal 2020 compared to $405.8 million in fiscal 2019. The change primarily reflects an increase in consolidated CLO entities’ net proceeds from the line of credit and a decrease in principal repayments of senior and subordinated note obligations, partially offset by a decrease in the issuance of senior and subordinated note obligations. The Company used $185.2 million to repurchase and retire shares of our Non-Voting Common Stock in market transactions during the first and second fiscal quarters, paid $8.4 million to acquire additional interests in Atlanta Capital and Parametric and received proceeds of $112.6 million related to the issuance of shares of our Non-Voting Common Stock in connection with the exercise of stock options and other employee stock purchases. We did not repurchase any shares of our Non-Voting Common Stock in market transactions during the third or fourth quarters.

Our dividends declared per share increased to $1.50 in fiscal 2020 from $1.425 in fiscal 2019, with dividends paid increasing by $24.8 million in fiscal 2020 compared to fiscal 2019. In addition, the Merger Agreement with Morgan Stanley provided for Eaton Vance shareholders to receive, prior to the closing of the proposed transaction, a special cash dividend of $4.25 per share, which was declared by the Eaton Vance Board of Directors on November 23, 2020 and paid on December 18, 2020 to shareholders of record on December 4, 2020.

Cash used for financing activities totaled $48.4 million in fiscal 2019. The Company used $299.4 million to repurchase and retire shares of our Non-Voting Common Stock under our authorized repurchase programs, paid $91.6 million to acquire additional interests in Atlanta Capital and Parametric, and received proceeds of $51.3 million related to the issuance of shares of our Non-Voting Common Stock in connection with the exercise of stock options and other employee stock purchases. Of the $91.6 million used to acquire additional interests in Atlanta Capital and Parametric, $61.2 million related to the accelerated repurchase of the remaining outstanding profit interests granted under the Parametric Portfolio Associates LLC Long-Term Equity Plan (Parametric Plan) and $12.3 million related to the accelerated repurchase of the remaining outstanding profit and capital interests related to the acquisition of Parametric Risk Advisors. The Company terminated the Parametric Plan in the first quarter of fiscal 2020.

Contractual Obligations

The following table details our contractual obligations as of October 31, 2020:

	Payments due by Period
		Less			More
		than 1	1-3	4-5	than 5
(in millions)	Total	Year	Years	Years	Years
Operating leases	$356	$27	$52	$52	$225
WaterOak contingent liability	19	-	15	4	-
Senior notes	625	-	325	-	300
Interest payment on senior notes	104	22	45	21	16
Payments to non-controlling interest holders of
majority-owned subsidiaries	7	7	-	-	-
Unrecognized tax benefits(1)	2	2	-	-	-
Total	$1,113	$58	$437	$77	$541

Contractual obligations of consolidated CLO entities:
Senior and subordinated note obligations,
including interest(2)	$1,956	$35	$70	$70	$1,781
Total for consolidated CLO entities	$1,956	$35	$70	$70	$1,781

(1)	Includes accrued interest and penalties associated with unrecognized tax benefits.
(2)

Only the assets of a consolidated CLO entity are available to satisfy the obligations of such entity. Other beneficial interest holders of consolidated CLO entities do not have any recourse to our general credit. In the event of default, recourse to the Company is limited to our investment in these entities.

In the fourth quarter of fiscal 2020, the Company, through its wholly-owned subsidiary Eaton Vance Investment Counsel, acquired substantially all of the assets of WaterOak. This transaction was accounted for as an asset acquisition. As part of the total cost of the acquisition, the Company incurred a contingent liability of $19.3 million (reported within other liabilities on the Company’s Consolidated Balance Sheet), representing estimated future cash payments to be made based on a prescribed multiple of WaterOak’s attributable EBITDA for each twelve-month period ending October 31, 2021, 2022, 2023, and 2024. See Note 10, Acquisitions, Goodwill and Intangible Assets, in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10‐K for further information.

Vested profit units (non-controlling interests) held by employees in the Atlanta Capital long-term equity incentive plan are not subject to mandatory redemption. Our repurchase of these non-controlling interests is predicated on the exercise of a series of put options held by profit unit holders and call options held by us. The put options provide the profit unit holders the right to require us to repurchase their interests at specified intervals over time. The call options we hold provide us with the right to require the profit unit holders to sell their interests to us at specified intervals over time, as well as upon the occurrence of certain events such as death or permanent disability. These non-controlling interests are redeemable at fair value. There is uncertainty as to the timing and amount of any purchases of vested profit units in the future. Accordingly, future payments to purchase non‐controlling interests have been excluded from the table above, unless a put or call option has been exercised and a mandatory firm commitment exists for us to purchase such non-controlling interests. Payments to non‐controlling interest holders of Atlanta Capital as of October 31, 2020 presented in the table above include a $6.8 million payable to repurchase vested profit units as a consequence of our execution of a series of call options during fiscal 2020. Pursuant to the terms of the Merger Agreement with Morgan Stanley, in December 2020 the Company offered and obtained the consent of the holders of the remaining profit units that are outstanding under the Atlanta Capital Plan to purchase such profit interests for cash at fair value. The Company expects to purchase the indirect profit interests by December 31, 2020.

We report all redeemable non-controlling interests in temporary equity on our Consolidated Balance Sheet at estimated redemption value. The estimated redemption value of our non-controlling interests totaled $222.9 million on October 31, 2020 compared to $285.9 million on October 31, 2019. Redeemable non-controlling interests at October 31, 2020 consisted of vested profit units held by employees of Atlanta Capital granted under the Atlanta Capital long-term equity incentive plan of $27.4 million and equity interests in our consolidated sponsored funds held by third-party shareholders of $195.5 million.

Pursuant to the terms of the Merger Agreement with Morgan Stanley, upon the completion of the proposed acquisition of Eaton Vance by Morgan Stanley, each then outstanding and unexercised Eaton Vance stock option, whether vested or unvested, will be deemed to have been vested in full and cancelled and converted into the right to receive a cash payment. The amount of the cash payment will be equal to the excess of the per share cash consideration payable by Morgan Stanley to acquire the Company’s Non-Voting Common Stock as of the closing date over the stock option exercise price (in-the-money amount of the option), plus, for holders of options who continue to provide services to the Company upon completion of the proposed acquisition, the amount by which, if any, the Black-Scholes value of the option as calculated in the manner prescribed in the Merger Agreement exceeds the in-the-money amount of the option. Holders of vested stock options may exercise their options prior to the closing date. The Company’s obligation to make the aforementioned cash payments to holders of outstanding options is contingent on the close of the transaction. Although the amount of these cash payments may be significant, an estimate of such payments cannot be made since the payment amounts are dependent on both the number of options outstanding at the closing date and various market-based variables that cannot be measured until the closing date, including the price of Morgan Stanley Common Stock. Accordingly, future payments to holders of the Company’s stock options upon completion of the proposed merger have been excluded from the table above.

In fiscal 2020, the Company engaged an unaffiliated investment banking firm to provide certain financial advisory services in connection with a potential sale or merger transaction involving the Company. The investment banking firm’s compensation in connection with the Company’s proposed acquisition by Morgan Stanley is contingent upon the completion of the transaction and will be calculated as a percentage of aggregate consideration paid. This amount is not included in the table above, as an estimate cannot be made at this point.

Foreign Subsidiaries

As of October 31, 2020, we consider the undistributed earnings of certain foreign subsidiaries to be permanently reinvested, and not available to fund U.S. operations. As of October 31, 2020, we had approximately $11.6 million of undistributed foreign earnings, primarily from operations in the U.K., which are not available to fund U.S. operations or to distribute to shareholders unless repatriated. In consideration of the treatment of taxable distributions under the 2017 Tax Act, the impact of Global Intangible Low Taxed Income on the Company’s future foreign earnings and lack of withholding tax imposed by certain foreign governments, any future tax liability with respect to repatriating these undistributed foreign earnings is immaterial.

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

We maintain investments in various open‐end registered investment companies (sponsored funds) and collateralized loan obligation (CLO) entities that we sponsor that meet the definition of a VIE and are therefore evaluated for consolidation under the VIE model. The VIE model is complex and judgments made when applying the model may affect our initial and ongoing consolidation conclusions. When applying this model, we must evaluate all of the relevant facts and circumstances in order to determine each entity’s purpose, design, nature of risks, the level at which the decisions are made that most significantly impact economic performance, and the variability these entities were designed to pass along to interest holders (taking into consideration items including but not limited to, the activities of the entity, the terms of interest issued, and levels of subordination). If we determine that fees earned from various management arrangements represent variable interests in these VIEs, we must perform an analysis to determine whether our management fees and other interests provide us with a controlling financial interest such that we are deemed to be the primary beneficiary that is required to consolidate the VIE. Our management fees would not be considered variable interests if such fees are commensurate with the level of effort to provide the service, we do not hold other interests that in aggregate would absorb more than an insignificant amount of variability, and our management arrangements only include market based term and conditions. We are deemed the primary beneficiary of a VIE in the instances where we have both (1) the power through our asset management arrangements to direct the activities of the VIE that most significantly affect the VIE’s economic performance and (2) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE through our management fees and other financial interests.

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

We carry a significant portion of our financial instruments at fair value, including investments in short-term debt securities, debt and equity securities held by consolidated sponsored funds, debt and equity securities held in separately management accounts, investments in non-consolidated funds, derivative assets and liabilities, and assets and liabilities of consolidated CLO entities in the securitization phase. Our recognition of debt and equity securities held by consolidated sponsored funds at fair value retains the specialized accounting treatment of those funds. At October 31, 2020 and 2019, none of our investments carried at fair value are categorized as Level 3 within the fair value hierarchy. We utilize third-party pricing services to value investments and derivative instruments, which are categorized as Level 1 or Level 2 of the fair value hierarchy at October 31, 2020 and 2019.

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

When applying the measurement alternative to consolidated CLO entities in the securitization phase, we determined that the fair value of the financial assets of these entities (senior floating-rate loans) is more observable than the fair value of the financial liabilities. Accordingly, we measure the fair value of the financial liabilities of these entities as the difference between the fair value of the senior-floating rate loans and the fair value of our beneficial interests. The valuation of the subordinated notes requires judgment and is calculated using an income approach, which applies an appropriate discount rate to projected senior-floating rate loan cash flows determined using relevant default, prepayment, recovery and discount rates, as well as observable assumptions about market yields, callability and other market factors. At October 31, 2020 and 2019, we primarily categorized the reported fair values of senior floating-rate loans as Level 2 since these fair values were based on either market quotations from third-party pricing services or valuations obtained from independent third-party brokers or dealers.

During the fourth quarter of fiscal 2020, we acquired WaterOak. This transaction was accounted for as an asset acquisition. The total cost to acquire WaterOak was $48.1 million. At closing, we paid $28.8 million in cash and incurred a contingent liability of $19.3 million (reported within other liabilities on the Consolidated Balance Sheet), representing estimated future cash payments to be made based on a prescribed multiple of WaterOak’s attributable EBITDA for each twelve-month period ending October 31, 2021, 2022, 2023, and 2024. The estimated fair value of the contingent liability was measured using a Monte Carlo simulation model prepared with the assistance of an independent valuation firm and approved by management (level 3 fair value measurement). Any difference between the cumulative cash payments made and the recorded amount of the contingent liability will be recognized as an adjustment to the carrying amount of the intangible assets recognized as part of the asset acquisition on a relative fair value basis. See Note 10, Acquisitions, Goodwill and Intangible Assets, in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10‐K for further information.

Investments in equity method investees

The Company’s 49 percent equity interest in Hexavest is accounted for under the equity method of accounting and does not have a readily determinable fair value. Investments in equity method investees are evaluated for impairment as events or changes in circumstances indicate that the carrying value of the investment may not be recoverable. Only a loss in value that is determined to be other-than-temporary is recognized by writing the carrying amount of the investment down to fair value (which becomes its new cost basis) through earnings. Other-than-temporary impairment charges are allocated to investor basis differences using the fair value method. The determination of whether an other-than-temporary impairment has occurred requires judgment.

During the second quarter of fiscal 2020, Hexavest experienced a decline in managed assets driven by declining market prices of managed assets and client withdrawals. Hexavest’s managed assets and associated management fee revenue continued to decline during the third and fourth quarters of fiscal 2020, reflecting further client withdrawals attributable to disappointing investment performance in the pandemic-related March selloff and subsequent market recovery. Valuations of the Company’s interest in Hexavest were prepared as of both June 30, 2020 (for the Company’s third fiscal quarter) and October 31, 2020 with the assistance of an independent valuation firm and approved by the Company’s management. At July 31, 2020, the Company estimated the fair value of the Company’s investment in Hexavest to be $32.7 million. Accordingly, at July 31, 2020, the Company recognized an impairment charge of $100.5 million to write down the carrying amount of its investment to fair value. At October 31, 2020, the fair value of this investment was reduced to $11.4 million in the wake of additional client withdrawals, which the Company determined was also an other-than-temporary impairment. Accordingly, at October 31, 2020, the Company recognized an additional impairment charge of $21.8 million to write down the carrying amount of its investment to fair value.

A continued decline in managed assets could further reduce the fair value of the Company’s investment in Hexavest and require additional impairment tests to be performed in future periods. See Note 4, Investments, in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10‐K for further information.

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

Goodwill

Goodwill represents the excess of the cost of our investment in the net assets of acquired companies over the fair value of the underlying identifiable net assets at the dates of acquisition through applying the acquisition method of accounting. We allocate all goodwill associated with the acquisitions of Atlanta Capital, Parametric, Clifton and TABS, which share similar economic characteristics, to one reporting unit. The Company allocates all goodwill associated with other acquisitions to a second reporting unit.

Goodwill is not amortized, but is tested annually for impairment at the reporting unit level in the fourth quarter of each fiscal year and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount (a triggering event). A qualitative impairment assessment of relevant events and circumstances may be performed at any annual or interim period to determine whether a triggering event has occurred. A triggering event has occurred if an event or changes in circumstances occurred that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Since acquisition, our reporting units have experienced considerable growth in managed assets and revenue, and we have realized synergies from integrating the acquired companies into our business. Also, recent valuations for Atlanta Capital and Parametric (including Clifton and TABS) used to measure stock-based compensation expense for equity awards and/or the redemption value of non-controlling interests support the conclusion that the fair value of the reporting units are in excess of their carrying amount. Accordingly, management has qualitatively concluded that a triggering event has not occurred with respect to our reporting units during fiscal 2020.

A quantitative impairment test must be performed when we conclude that a triggering event has occurred as a result of a qualitative impairment assessment, or when we elect to skip the qualitative assessment at any annual or interim period and proceed directly to the quantitative impairment test. The first step of the quantitative impairment test involves comparing the fair value of the reporting unit with its carrying amount, including goodwill, at the impairment testing date. If the carrying amount of the reporting unit exceeds its calculated fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any. Under the second step, an impairment loss is recognized equal to the amount of the excess, if any, of the implied fair value of goodwill over its carrying amount, limited to the total amount of goodwill allocated to that reporting unit. A recognized impairment loss may not be subsequently reversed.

Intangible assets

Amortizing identifiable intangible assets include the cost of client relationships, intellectual property, assembled workforce, and trademarks and research systems acquired. During the fourth quarter of fiscal 2020, we acquired WaterOak. This transaction was accounted for as an asset acquisition, through which the total cost of the acquisition of $48.1 million was allocated to certain intangible assets recognized at acquisition (primarily client relationships) on the basis of their relative fair values. The valuations were prepared with the assistance of an independent valuation firm and approved by management. The value of the client relationships was estimated under the income approach using a multi-period excess earnings method. The key inputs in the valuation included forecasted assets under management, revenue and expenses, and a discount rate of 18 percent. See Note 10, Acquisitions, Goodwill and Intangible Assets, in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10‐K for further information. Amortizing identifiable intangible assets are assessed for impairment if events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable (a triggering event). There have been no significant events or changes in the financial condition of these assets in fiscal 2020 that would indicate that an impairment loss exists at October 31, 2020. Therefore, we conclude that a triggering event has not occurred. If a triggering event occurs, a quantitative impairment assessment must be performed. If the quantitative impairment assessment indicates that the carrying amounts of those assets are not recoverable and exceed their respective fair values, an impairment loss is recognized equal to that excess. In valuing these assets, we make assumptions regarding useful lives and projected growth rates, and significant judgment is required. A recognized impairment loss may not be subsequently reversed.

Non-amortizing intangible assets include the cost of mutual fund management contracts acquired. Non-amortizing intangible assets are tested for impairment in the fourth quarter of each fiscal year and between annual tests if events or changes in circumstances indicate that they are more likely than not impaired (a triggering event). Non-amortizing intangible assets primarily relate to Calvert mutual fund contracts acquired in fiscal 2017. Calvert is the centerpiece of our responsible investment strategy, and assets under management in Calvert-branded investment strategies continued to experience growth in fiscal 2020. Therefore, we conclude that a triggering event has not occurred. If a triggering event occurs, a quantitative impairment test must be performed by comparing the fair values of the management contracts acquired to their carrying values. We establish fair value for purposes of impairment testing using the income approach. If the carrying value of a management contract acquired exceeds its fair value, an impairment loss is recognized equal to that excess. A recognized impairment loss may not be subsequently reversed.

Stock-based compensation

We account for stock-based compensation expense at fair value. Under the fair value method, stock-based compensation expense for equity awards, which reflects the fair value of stock-based awards measured at grant date, is recognized on a straight-line basis over the relevant service period (generally three years for restricted stock units and five years for all other awards) and is adjusted each period for forfeitures as they occur.

We measure the fair value of restricted stock units and restricted stock awards based on the unadjusted observable closing market price of our publicly traded Non-Voting Common Stock on the date of grant. We estimate the fair value of stock option awards on the date of grant using the Black-Scholes option valuation model. The Black-Scholes option valuation model incorporates assumptions as to dividend yield, expected volatility, an appropriate risk-free interest rate and the expected life of the option. Many of these assumptions require management’s judgment. The dividend yield assumption represents the Company’s expected dividend yield based on its historical dividend payouts and the stock price at the date of grant. The expected volatility assumption is based upon its historical stock price fluctuations. We use historical data to estimate the expected life of options granted. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve at the time of grant.

We estimate the fair value of phantom incentive units granted to eligible employees of certain subsidiaries under subsidiary phantom incentive plans on the grant date utilizing an annual appraisal that is developed using two weighted valuation techniques: specifically, an income approach and a market approach. Each appraisal is prepared by an independent valuation firm and approved by management. The income approach employs a discounted cash flow model to ascribe an enterprise value that takes into account projections of future cash flows developed utilizing the best information available and market‐based assumptions that are consistent with other comparable publicly traded investment management companies of a similar size, including current period actual results, historical trends, forecasted results provided by management and extended by the independent valuation firm, and an appropriate risk‐adjusted discount rate that takes into consideration an estimated weighted average cost of capital. The market approach ascribes an enterprise value to the relevant subsidiary by applying market multiples of other comparable publicly traded investment management companies of a similar size. At the grant date, the per unit equity value is adjusted to take into consideration that holders of these units are not entitled to receive distributions of future earnings from the subsidiary, nor are they entitled to receive dividend or dividend equivalents from the subsidiary.

Non-controlling interests

Non-controlling interests redeemable at fair value consist of vested profit interests held by employees of Atlanta Capital that were granted under the Atlanta Capital Management Company, LLC Long-Term Equity Incentive Plan and interests in our consolidated sponsored funds. Such non-controlling interests are recorded in temporary equity at their estimated redemption value.

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

Accounting Developments

See Note 1, Summary of Significant Accounting Policies – Adoption of new accounting standard, and Note 2, New Accounting Standards Not Yet Adopted, in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

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

The following is a summary of the effect that a 10 percent increase or decrease in equity prices would have on our investments that are subject to equity pricing fluctuations at October 31, 2020:

(in thousands)	Carrying Value	Carrying Value Assuming a 10% Increase	Carrying Value Assuming a 10% Decrease
Equity securities held at fair value:
Held by consolidated sponsored funds	$195,510	$215,061	$175,959
Held through separately managed accounts	35,026	38,529	31,523
Non-consolidated sponsored funds and other	10,497	11,547	9,447
Total	$241,033	$265,137	$216,929

At October 31, 2020, we were exposed to interest rate risk and credit risk as a result of approximately $508.6 million in debt instruments held by consolidated sponsored funds, through separately managed accounts and through holdings of short-term debt securities. Management considered the impact a hypothetical 100 basis point change in interest rates would have on the carrying amount of our investments.

The following is a summary of the effect that a 100 basis point increase or decrease in interest rates would have on our investments that are subject to interest rate fluctuations at October 31, 2020:

(in thousands)	Carrying Value	Carrying Value Assuming a 100 BP Increase	Carrying Value Assuming a 100 BP Decrease
Debt securities held at fair value:
Held by consolidated sponsored funds	$180,588	$182,394	$178,782
Held through separately managed accounts	58,252	58,835	57,669
Short-term debt securities	269,802	272,500	267,104
Total	$508,642	$513,729	$503,555

Direct exposure to credit risk arises from our interests in non-consolidated CLO entities that are included in investments in our Consolidated Balance Sheets, as well as our interests in consolidated CLO entities that are eliminated in consolidation. Our CLO entity investments entitle us only to a residual interest in the CLO entity, making these investments highly sensitive to the default and recovery experiences of the underlying instruments held by the CLO entity. Our CLO investments are subject to an impairment loss in the event that the cash flows generated by the collateral securities are not sufficient to allow equity holders to recover their investments. If there is deterioration in the credit quality of collateral and reference securities and a corresponding increase in defaults, CLO entity cash flows may be adversely affected and we may be unable to recover our investment. We had total value at risk of $86.8 million relating to such entities, including investments in non-consolidated CLO entities of $1.1 million and investments in consolidated CLO entities of $85.7 million, as of October 31, 2020.

Derivative Financial Instruments

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

The following is a summary of the estimated effect that a 10 percent adverse change in market prices would have on the forwards, futures and swap contracts of our corporate hedging program as of October 31, 2020:

(in thousands)	Notional Value	Decrease in Fair Value Assuming a 10% Adverse Change
Stock index futures contracts	$85,474	$259
Total return swap contracts	87,000	26
Credit default swap contracts	18,800	104
Foreign exchange contracts	11,492	9
Interest rate futures contracts	6,985	2
Total	$209,751	$400

We are required to maintain cash collateral for margin accounts to support certain derivative positions, which are classified as restricted cash and included as a component of other assets on our Consolidated Balance Sheets. At October 31, 2020, cash collateral included in other assets on our Consolidated Balance Sheet totaled $12.9 million.

Foreign Exchange Sensitivity

We are subject to foreign currency exchange risk through our international operations. While we operate primarily in the United States and, accordingly, most of our consolidated revenue and associated expenses are denominated in U.S. dollars, we also provide services and earn revenue outside of the United States. Revenue and expenses denominated in foreign currencies may be affected by movements in foreign currency exchange rates. The exposure to foreign currency exchange risk in our Consolidated Balance Sheets relates primarily to an equity method investment and cash and cash equivalents that are denominated in foreign currencies, principally Canadian dollars. This risk will likely increase as our business outside of the United States grows. We generally do not use derivative financial instruments to manage the foreign currency exchange risk exposure we assume in connection with investments in international operations. As a result, both positive and negative currency fluctuations against the U.S. dollar may affect our results of operations and accumulated other comprehensive loss. We do not enter into foreign currency transactions for speculative purposes.

Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements and Supplementary Data

For the Fiscal Years Ended October 31, 2020, 2019 and 2018

Contents	Page Number Reference

Consolidated Financial Statements of Eaton Vance Corp.:
Consolidated Statements of Income for each of the three years in the period ended October 31, 2020	80
Consolidated Statements of Comprehensive Income for each of the three years in the period ended October 31, 2020	81
Consolidated Balance Sheets as of October 31, 2020 and 2019	82
Consolidated Statements of Shareholders’ Equity for each of the three years in the period ended October 31, 2020	83
Consolidated Statements of Cash Flows for each of the three years in the period ended October 31, 2020	86
Notes to Consolidated Financial Statements	88
Report of Independent Registered Public Accounting Firm	147

All schedules have been omitted because they are not required, are not applicable or the information is otherwise shown in the consolidated financial statements or notes thereto.

Consolidated Statements of Income

	Years Ended October 31,
(in thousands, except per share data)	2020	2019	2018
Revenue:
Management fees	$1,514,388	$1,463,943	$1,459,186
Distribution and underwriter fees	77,056	85,612	97,371
Service fees	131,724	123,073	122,231
Other revenue	7,197	10,624	13,634
Total revenue	1,730,365	1,683,252	1,692,422
Expenses:
Compensation and related costs	793,681	626,513	604,631
Distribution expense	141,170	150,239	165,033
Service fee expense	115,211	107,762	106,831
Amortization of deferred sales commissions	24,986	22,593	18,394
Fund-related expenses	42,441	40,357	37,602
Other expenses	238,636	214,917	204,729
Total expenses	1,356,125	1,162,381	1,137,220
Operating income	374,240	520,871	555,202
Non-operating income (expense):
Gains and other investment income, net	3,243	51,040	10,066
Interest expense	(23,940)	(23,795)	(23,629)
Other income (expense) of consolidated collateralized
loan obligation (CLO) entities:
Gains and other investment income, net	36,123	70,272	16,882
Interest and other expense	(55,201)	(59,350)	(15,286)
Total non-operating income (expense)	(39,775)	38,167	(11,967)
Income before income taxes and equity in net income of affiliates	334,465	559,038	543,235
Income tax expense	(83,900)	(135,252)	(156,703)
Equity in net income (loss) of affiliates, net of tax	(117,231)	9,090	11,373
Net income	133,334	432,876	397,905
Net (income) loss attributable to non-controlling and other beneficial interests	5,182	(32,841)	(15,967)
Net income attributable to Eaton Vance Corp. shareholders	$138,516	$400,035	$381,938
Earnings per share:
Basic	$1.26	$3.63	$3.33
Diluted	$1.20	$3.50	$3.11
Weighted average shares outstanding:
Basic	109,617	110,064	114,745
Diluted	115,735	114,388	122,932

See notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income

	Years Ended October 31,
(in thousands)	2020	2019	2018

Net income	$133,334	$432,876	$397,905
Other comprehensive income (loss):
Amortization of net losses on cash flow hedges, net of tax	(100)	(100)	(101)
Unrealized gains (losses) on available-for-sale investments, net of tax	-	-	(414)
Foreign currency translation adjustments	(4,859)	(1,322)	(5,192)
Other comprehensive loss, net of tax	(4,959)	(1,422)	(5,707)

Total comprehensive income	128,375	431,454	392,198
Comprehensive (income) loss attributable to non-controlling and other
beneficial interests	5,182	(32,841)	(15,967)
Total comprehensive income attributable to Eaton Vance Corp. shareholders	$133,557	$398,613	$376,231
See notes to Consolidated Financial Statements.

Consolidated Balance Sheets

	October 31,
(in thousands, except share data)	2020	2019

Assets

Cash and cash equivalents	$799,384	$557,668
Management fees and other receivables	249,806	237,864
Investments	783,246	1,060,739
Assets of consolidated CLO entities:
Cash	91,795	48,704
Bank loans and other investments	2,064,133	1,704,270
Other assets	28,044	28,039
Deferred sales commissions	60,655	55,211
Deferred income taxes	33,423	62,661
Equipment and leasehold improvements, net	71,830	72,798
Operating lease right-of-use assets	253,109	-
Intangible assets, net	120,175	75,907
Goodwill	259,681	259,681
Loan to affiliate	5,000	5,000
Other assets	129,017	85,087
Total assets	$4,949,298	$4,253,629

Liabilities, Temporary Equity and Permanent Equity
Liabilities:
Accrued compensation	$246,129	$240,722
Accounts payable and accrued expenses	83,991	89,984
Dividend payable	42,988	55,177
Debt	621,348	620,513
Operating lease liabilities	301,419	-
Liabilities of consolidated CLO entities:
Senior and subordinated note obligations	1,616,243	1,617,095
Line of credit	43,625	-
Other liabilities	399,562	51,122
Other liabilities	47,454	108,982
Total liabilities	3,402,759	2,783,595
Commitments and contingencies (Note 21)	nil	nil
Temporary Equity:
Redeemable non-controlling interests	222,854	285,915
Total temporary equity	222,854	285,915
Permanent Equity:
Voting Common Stock, par value $ 0.00390625 per share:
Authorized, 1,280,000 shares
Issued and outstanding, 464,716 and 422,935 shares, respectively	2	2
Non-Voting Common Stock, par value $0.00390625 per share:
Authorized, 190,720,000 shares
Issued and outstanding, 114,196,609 and 113,143,567 shares, respectively	446	442
Additional paid-in capital	176,461	-
Notes receivable from stock option exercises	(7,086)	(8,447)
Accumulated other comprehensive loss	(63,276)	(58,317)
Retained earnings	1,217,138	1,250,439
Total Eaton Vance Corp. shareholders' equity	1,323,685	1,184,119
Non-redeemable non-controlling interests	-	-
Total permanent equity	1,323,685	1,184,119
Total liabilities, temporary equity and permanent equity	$4,949,298	$4,253,629

See notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity

		Permanent Equity								Temporary Equity
(in thousands)	Voting and Non-Voting Common Shares	Voting Common Stock	Non-Voting Common Stock	Additional Paid-In Capital	Notes Receivable from Stock Option Exercises	Accumulated Other Comprehensive Loss	Retained Earnings	Non-Redeemable Non- Controlling Interests	Total Permanent Equity	Redeemable Non-Controlling Interests
Balance, November 1, 2017	118,521	$2	$461	$148,284	$(11,112)	$(47,474)	$921,235	$864	$1,012,260	$250,823
Cumulative effect adjustment upon adoption of new
accounting standard (ASU 2016-09)	-	-	-	675	-	-	(523)	-	152	-
Net income	-	-	-	-	-	-	381,938	3,049	384,987	12,918
Other comprehensive loss, net of tax	-	-	-	-	-	(5,707)	-	-	(5,707)	-
Dividends declared ($1.280 per share)	-	-	-	-	-	-	(151,952)	-	(151,952)	-
Issuance of Non-Voting Common Stock:
On exercise of stock options	2,526	-	11	70,156	(1,770)	-	-	-	68,397	-
Under employee stock purchase plans	76	-	-	3,168	-	-	-	-	3,168	-
Under employee stock purchase incentive plan	104	-	-	4,877	-	-	-	-	4,877	-
Under restricted stock plan, net of forfeitures	1,308	-	5	-	-	-	-	-	5	-
Stock-based compensation	-	-	-	87,047	-	-	-	-	87,047	-
Tax benefit associated with non-controlling interests	-	-	-	5,649	-	-	-	-	5,649	-
Repurchase of Voting Common Stock	(20)	-	-	(171)	-	-	-	-	(171)	-
Repurchase of Non-Voting Common Stock	(5,564)	-	(22)	(286,664)	-	-	-	-	(286,686)	-
Principal repayments on notes receivable
from stock option exercises	-	-	-	-	4,825	-	-	-	4,825	-
Net subscriptions (redemptions/distributions) of
non-controlling interest holders	-	-	-	-	-	-	-	(2,947)	(2,947)	103,775
Net consolidations (deconsolidations) of
sponsored investment funds	-	-	-	-	-	-	-	-	-	(25,320)
Reclass to temporary equity	-	-	-	-	-	-	-	34	34	(34)
Purchase of non-controlling interests	-	-	-	-	-	-	-	-	-	(22,572)
Changes in redemption value of non-controlling
interests redeemable at fair value	-	-	-	(15,507)	-	-	-	-	(15,507)	15,507
Balance October 31, 2018	116,951	$2	$455	$17,514	$(8,057)	$(53,181)	$1,150,698	$1,000	$1,108,431	$335,097

See notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity (continued)

		Permanent Equity								Temporary Equity
(in thousands)	Voting and Non-Voting Common Shares	Voting Common Stock	Non-Voting Common Stock	Additional Paid-In Capital	Notes Receivable from Stock Option Exercises	Accumulated Other Comprehensive Loss	Retained Earnings	Non-Redeemable Non- Controlling Interests	Total Permanent Equity	Redeemable Non-Controlling Interests
Balance, November 1, 2018	116,951	$2	$455	$17,514	$(8,057)	$(53,181)	$1,150,698	$1,000	$1,108,431	$335,097
Cumulative effect adjustment upon adoption of new
accounting standard (ASU 2016-01)	-	-	-	-	-	(3,714)	3,714	-	-	-
Net income	-	-	-	-	-	-	400,035	1,812	401,847	31,029
Other comprehensive loss, net of tax	-	-	-	-	-	(1,422)	-	-	(1,422)	-
Dividends declared ($1.425 per share)	-	-	-	-	-	-	(162,592)	-	(162,592)	-
Issuance of Non-Voting Common Stock:
On exercise of stock options	1,570	-	6	45,023	(1,573)	-	-	-	43,456	-
Under employee stock purchase plans	82	-	-	3,197	-	-	-	-	3,197	-
Under employee stock purchase incentive plan	126	-	-	4,594	-	-	-	-	4,594	-
Under restricted stock plan, net of forfeitures	2,247	-	9	-	-	-	-	-	9	-
Stock-based compensation	-	-	-	90,998	-	-	-	-	90,998	-
Tax benefit associated with non-controlling interest	-	-	-	21,944	-	-	-	-	21,944	-
Repurchase of Non-Voting Common Stock	(7,409)	-	(28)	(158,490)	-	-	(141,416)	-	(299,934)	-
Principal repayments on notes receivable
from stock option exercises	-	-	-	-	1,183	-	-	-	1,183	-
Net subscriptions (redemptions/distributions) of
non-controlling interest holders	-	-	-	-	-	-	-	(2,190)	(2,190)	48,233
Net consolidations (deconsolidations) of
sponsored investment funds	-	-	-	-	-	-	-	-	-	(67,989)
Reclass to temporary equity	-	-	-	-	-	-	-	(622)	(622)	622
Purchase of non-controlling interests	-	-	-	-	-	-	-	-	-	(85,857)
Changes in redemption value of non-controlling
interests redeemable at fair value	-	-	-	(24,780)	-	-	-	-	(24,780)	24,780
Balance, October 31, 2019	113,567	$2	$442	$-	$(8,447)	$(58,317)	$1,250,439	$-	$1,184,119	$285,915

See notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity (continued)

		Permanent Equity								Temporary Equity
(in thousands)	Voting and Non-Voting Common Shares	Voting Common Stock	Non-Voting Common Stock	Additional Paid-In Capital	Notes Receivable from Stock Option Exercises	Accumulated Other Comprehensive Loss	Retained Earnings	Non-Redeemable Non- Controlling Interests	Total Permanent Equity	Redeemable Non-Controlling Interests
Balance, November 1, 2019	113,567	$2	$442	$-	$(8,447)	$(58,317)	$1,250,439	$-	$1,184,119	$285,915
Net income (loss)	-	-	-	-	-	-	138,516	667	139,183	(5,849)
Other comprehensive loss, net of tax	-	-	-	-	-	(4,959)	-	-	(4,959)	-
Dividends declared ($1.500 per share)	-	-	-	-	-	-	(171,817)	-	(171,817)	-
Issuance of Voting Common Stock	56	-	-	581	-	-	-	-	581	-
Issuance of Non-Voting Common Stock:
On exercise of stock options	3,390	-	13	107,724	(2,187)	-	-	-	105,550	-
Under employee stock purchase plans	86	-	-	3,037	-	-	-	-	3,037	-
Under employee stock purchase incentive plan	114	-	-	3,973	-	-	-	-	3,973	-
Under restricted stock plan, net of forfeitures	1,625	-	7	-	-	-	-	-	7	-
Stock-based compensation	-	-	-	237,541	-	-	-	-	237,541	-
Tax benefit associated with non-controlling interest	-	-	-	4,216	-	-	-	-	4,216	-
Repurchase of Voting Common Stock	(14)	-	-	(145)	-	-	-	-	(145)	-
Repurchase of Non-Voting Common Stock	(4,163)	-	(16)	(171,526)	-	-	-	-	(171,542)	-
Principal repayments on notes receivable
from stock option exercises	-	-	-	-	3,548	-	-	-	3,548	-
Net subscriptions (redemptions/distributions) of
non-controlling interest holders	-	-	-	-	-	-	-	(667)	(667)	242,487
Net consolidations (deconsolidations) of
sponsored investment funds	-	-	-	-	-	-	-	-	-	(301,867)
Purchase of non-controlling interests	-	-	-	-	-	-	-	-	-	(6,772)
Changes in redemption value of non-controlling
interests redeemable at fair value	-	-	-	(8,940)	-	-	-	-	(8,940)	8,940
Balance, October 31, 2020	114,661	$2	$446	$176,461	$(7,086)	$(63,276)	$1,217,138	$-	$1,323,685	$222,854

See notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

	Years Ended October 31,
(in thousands)	2020	2019	2018

Cash Flows From Operating Activities:
Net income	$133,334	$432,876	$397,905
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	23,385	23,706	25,013
Amortization of deferred sales commissions	24,986	22,592	18,394
Stock-based compensation	237,541	90,998	87,047
Deferred income taxes	35,347	4,503	25,246
Net (gains) losses on investments and derivatives	21,613	(8,255)	17,796
Loss on expiration of Hexavest option	-	-	6,523
Equity in net (income) loss of affiliates, net of tax	117,231	(9,090)	(11,373)
Dividends received from affiliates	7,433	10,927	12,243
Non-cash operating lease expense	17,289	-	-
Consolidated CLO entities’ operating activities:
Net (gains) losses on bank loans, other investments and note
obligations	37,184	4,240	(1,999)
Amortization of bank loan investments	(3,772)	(1,447)	(248)
(Increase) decrease in other assets, net of other liabilities	(11,360)	12,680	(150)
Increase (decrease) in cash due to initial consolidation
(deconsolidation) of CLO entities	(4,606)	19,009	51,278
Changes in operating assets and liabilities:
Management fees and other receivables	(11,914)	(1,052)	(36,427)
Short-term debt securities	27,457	(24,663)	(59,551)
Investments held by consolidated sponsored funds and separately
managed accounts	(268,996)	(28,492)	(181,797)
Deferred sales commissions	(30,430)	(29,169)	(30,598)
Other assets	5,039	(1,459)	(1,960)
Accrued compensation	5,356	6,674	26,806
Accounts payable and accrued expenses	10,953	(4,924)	10,287
Operating lease liabilities	(17,760)	-	-
Other liabilities	(30,481)	(7,836)	5,286
Net cash provided by operating activities	324,829	511,818	359,721
Cash Flows From Investing Activities:
Additions to equipment and leasehold improvements	(21,043)	(34,897)	(18,747)
Net cash paid in acquisitions	(28,800)	-	-
Proceeds from sale of investments	16,333	14,067	24,486
Purchase of investments	(288)	(3,514)	(7,022)
Proceeds from sale of investments in CLO entity note obligations	27,258	-	76,563
Purchase of investments in CLO entity note obligations	(39,494)	(54,352)	(147,322)
Consolidated CLO entities’ investing activities:
Proceeds from sale of bank loans and other investments	645,390	501,356	154,871
Purchase of bank loans and other investments	(1,113,797)	(1,098,530)	(407,883)
Net cash used for investing activities	(514,441)	(675,870)	(325,054)

See notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows (continued)
	Years Ended October 31,
(in thousands)	2020	2019	2018
Cash Flows From Financing Activities:
Purchase of additional non-controlling interest	(8,372)	(91,617)	(20,818)
Proceeds from line of credit	300,000	-	-
Repayment of line of credit	(300,000)	-	-
Line of credit issuance costs	-	(930)	-
Proceeds from issuance of Voting Common Stock	581	-	-
Proceeds from issuance of Non-Voting Common Stock	112,567	51,256	76,447
Repurchase of Voting Common Stock	(145)	-	(171)
Repurchase of Non-Voting Common Stock	(185,212)	(299,400)	(273,550)
Principal repayments on notes receivable from stock option exercises	3,548	1,183	4,825
Dividends paid	(183,893)	(159,123)	(144,855)
Net subscriptions received from (redemptions/distributions paid to)
non-controlling interest holders	240,742	44,508	100,360
Consolidated CLO entities’ financing activities:
Proceeds from line of credit	177,035	197,915	245,898
Repayment of line of credit	(133,410)	(197,915)	(258,496)
Issuance of senior and subordinated note obligations	451,610	794,767	1,320,397
Principal repayments of senior and subordinated note obligations	(500)	(389,000)	(865,624)
Net cash provided by (used for) financing activities	474,551	(48,356)	184,413
Effect of currency rate changes on cash and cash equivalents	(1,618)	(322)	(2,868)
Net increase (decrease) in cash, cash equivalents and restricted cash	283,321	(212,730)	216,212
Cash, cash equivalents and restricted cash, beginning of year	653,345	866,075	649,863
Cash, cash equivalents and restricted cash, end of year	$936,666	$653,345	$866,075
Supplemental Cash and Restricted Cash Flow Information:
Cash paid for interest	$23,141	$22,695	$22,660
Cash paid for interest by consolidated CLO entities	55,946	38,140	10,681
Cash paid for income taxes, net of refunds	102,252	125,054	135,105
Supplemental Schedule of Non-Cash Investing and Financing Transactions:
Increase in equipment and leasehold improvements due
to non-cash additions	$1,058	$4,341	$1,336
Increase in definitive-lived intangible assets due to non-cash
acquisition consideration	19,311	-	-
Operating lease right-of-use assets recognized upon adoption
of new lease guidance	270,040	-	-
Operating lease liabilities recognized upon adoption of new
lease guidance	318,824	-	-
Operating lease right-of-use assets obtained in exchange for
new operating lease liabilities	328	-	-
Exercise of stock options through issuance of notes receivable	2,187	1,573	1,770
Non-Voting Common Stock repurchases recorded in accounts
payable and accrued expenses	-	13,670	13,136
Non-controlling interest call option exercise recorded in other liabilities	6,772	8,372	14,133
Decrease in non-controlling interest due to net deconsolidation
of sponsored investment funds	(301,867)	(67,989)	(25,320)
Decrease in bank loans and other investments of consolidated
CLO entities due to unsettled sales	(23,886)	(24,193)	-
Increase in bank loans and other investments of consolidated
CLO entities due to unsettled purchases	392,447	33,985	149,617
Initial Consolidation of CLO Entities:
Increase in bank loans and other investments	$-	$410,853	$814,122
Increase in senior loan obligations	-	391,080	843,089
Deconsolidation of CLO Entities:
Decrease in bank loans and other investments	$(445,569)	$-	$(379,676)
Decrease in senior and subordinated loan obligations	(421,601)	-	(378,742)

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

Proposed acquisition of Eaton Vance by Morgan Stanley

On October 8, 2020, Eaton Vance and Morgan Stanley announced that they had entered into a definitive agreement for Morgan Stanley to acquire Eaton Vance. Under the terms of the merger agreement, Eaton Vance shareholders will receive $28.25 per share in cash and 0.5833 shares of Morgan Stanley Common Stock per share of Eaton Vance Non-Voting Common Stock and Eaton Vance Voting Common Stock (together, Eaton Vance Common Stock) held. The merger agreement contains an election procedure whereby each Eaton Vance shareholder may elect to receive the merger consideration all in cash or all in stock, subject to proration and adjustment.

The merger agreement also provided for Eaton Vance shareholders to receive a special cash dividend of $4.25 per share of Eaton Vance Common Stock held. On November 23, 2020, the Eaton Vance Board of Directors declared the $4.25 per share dividend, which was paid on December 18, 2020 to shareholders of record on December 4, 2020.

The proposed transaction is subject to customary closing conditions.

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

Adoption of new accounting standard

The Company adopted Accounting Standards Update (ASU) 2016-02, Leases, as of November 1, 2019. This guidance requires a lessee to recognize assets and liabilities on the balance sheet related to the rights and obligations created by those leases. The Company applied a modified retrospective approach to adoption and has not restated comparative periods. In order to reduce the complexity of adoption, the Company elected practical expedients that allowed it to forego reassessments of the following: whether an arrangement is or contains a lease, the classification of the lease, the recognition requirement for initial direct costs, and assumptions regarding renewal options that affect the lease term. Separately, the Company made accounting policy elections to (1) not separate lease and non-lease components such that all consideration required to be paid under its lease agreements will be allocated to the lease component, and (2) report short-term leases with a term of twelve months or less off-balance sheet.

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

Consolidation of sponsored funds

With limited exceptions, each of the Company’s sponsored funds is organized as a separately managed series of a series trust. Each series trust contains multiple funds that issue equity interests to shareholders. All assets of a fund within a series trust irrevocably belong to the shareholders of that fund and are subject to the liabilities of that fund; under no circumstances are the liabilities of one fund payable by another fund in the series trusts. The Company’s series trusts have no equity investment at risk; rather, all equity is issued at the individual fund level. However, decisions regarding the trustees of the series trust and certain key activities of funds within the series trust, such as appointment of each fund’s investment adviser, typically reside at the series trust level. As a result, shareholders of funds organized as series of a series trust lack the ability to control the key decision-making processes that most significantly affect the economic performance of the fund. Accordingly, each series trust is a VIE and each component fund within the series trust is a silo that should be evaluated for consolidation as a separate VIE. Having concluded that each silo is a VIE for accounting purposes, the primary beneficiary evaluation is focused on an analysis of economic interests in each silo.

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

Investments in equity method investees

Investments in non-controlled affiliates in which the Company’s ownership ranges from 20 to 50 percent, or in which the Company is able to exercise significant influence, but not control, are accounted for under the equity method of accounting. Investor basis differences (along with any related tax impacts) identified at acquisition are recognized as a component of the carrying amount of the investment. Under the equity method of accounting, the Company’s share of the investee’s underlying net income or loss, amortization of investor basis differences (other than equity method goodwill, which is not amortized) and any other-than-temporary impairments are recorded as equity in net income (loss) of affiliates, net of tax. Distributions received from investees reduce the Company’s investment balance and are classified as cash flows either from operating activities or investing activities in the Company’s Consolidated Statements of Cash Flows as determined using the cumulative earnings method. Investments in equity method investees are evaluated for impairment as events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If the carrying amount of an investment exceeds its respective fair value as of the balance sheet date, additional impairment tests are performed to determine whether the investment is other-than-temporarily impaired and to measure the amount of the other-than-temporary impairment loss, if any. Other-than-temporary impairment charges are allocated to investor basis differences using the fair value method.

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

Equipment and leasehold improvements

Equipment and other fixed assets are recorded at cost and depreciated on a straight-line basis over their estimated useful lives, which range from three to seven years. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the lease term. Expenditures for repairs and maintenance are charged to expense when incurred. Equipment and leasehold improvements are tested for impairment whenever changes in facts or circumstances indicate that the carrying amount of an asset may not be recoverable.

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

Goodwill

Goodwill represents the excess of the cost of the Company’s investment in the net assets of acquired companies over the fair value of the underlying identifiable net assets at the dates of acquisition through applying the acquisition method of accounting. The Tax Advantaged Bond Strategies (TABS) business originally acquired from M.D. Sass Investor Services provides rules-based, systematic municipal bond and blended municipal/taxable bond investment strategies to separate accounts managed for individual and institutional clients and fund investors. As part of the strategic initiative announced in June 2019 to strengthen Parametric Portfolio Associates LLC’s (Parametric’s) leadership positions in rules-based, systematic investing and customized individual separate accounts, the TABS business of Eaton Vance Management (EVM) was contributed to Parametric by EVM on January 1, 2020. The investment strategies managed by TABS are now internally and externally reported as Parametric custom portfolios and Parametric fixed income mandates (see Note 12 for further information), and all of the goodwill associated with the acquisition of TABS has been reassigned to the reporting unit that includes Parametric. The Company allocated all goodwill associated with its acquisitions of Atlanta Capital Management Company, LLC (Atlanta Capital), Parametric, Clifton Group Investment Management Company (Clifton), and TABS, which share similar economic characteristics, to one reporting unit. The Company allocates all goodwill associated with other acquisitions to a second reporting unit.

Goodwill is not amortized, but is tested annually for impairment at the reporting unit level in the fourth quarter of each fiscal year and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount (a triggering event). A qualitative impairment assessment of relevant events and circumstances may be performed at any annual or interim period to determine whether a triggering event has occurred. A triggering event has occurred if an event or changes in circumstances occurred that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The quantitative impairment test must be performed when the Company concludes that a triggering event has occurred as a result of a qualitative impairment assessment, or when the Company elects to skip the qualitative assessment at any annual or interim period and proceed directly to the quantitative impairment test. The first step of the quantitative impairment test involves comparing the fair value of the reporting unit with its carrying amount, including goodwill, at the impairment testing date. If the carrying amount of the reporting unit exceeds its calculated fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any. Under the second step, an impairment loss is recognized equal to the amount of the excess, if any, of the implied fair value of goodwill over its carrying amount, limited to the total amount of goodwill allocated to that reporting unit. A recognized impairment loss may not be subsequently reversed.

Intangible assets

Amortizing identifiable intangible assets generally represent the cost of client relationships, intellectual property, trademarks and research systems acquired. Amortizing identifiable intangible assets are assessed for impairment if events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable (a triggering event). If a triggering event has occurred, a quantitative impairment assessment must be performed. If the quantitative impairment assessment indicates that the carrying amounts of those assets are not recoverable and exceed their respective fair values, an impairment loss is recognized equal to that excess. In valuing amortizing identifiable intangible assets, the Company makes assumptions regarding useful lives and projected growth rates, and significant judgment is required. A recognized impairment loss may not be subsequently reversed.

Non-amortizing intangible assets generally represent the cost of mutual fund management contracts acquired. Non-amortizing intangible assets are tested for impairment in the fourth quarter of each fiscal year and between annual tests if events or changes in circumstances indicate that they are more likely than not impaired (a triggering event). If a triggering event has occurred, the quantitative impairment test must be performed by comparing the fair values of the management contracts acquired to their carrying values. The Company establishes fair value for purposes of impairment testing using the income approach. If the carrying value of a management contract acquired exceeds its fair value, an impairment loss is recognized equal to that excess. A recognized impairment loss may not be subsequently reversed.

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

Leases

Contracts are evaluated at inception to determine whether such contract is or contains a lease. The Company leases certain office space and equipment under non-cancelable operating leases. As leases expire, they are normally renewed or replaced in the ordinary course of business. Lease agreements may contain renewal options exercisable by the Company, rent escalation clauses and/or other incentives provided by the landlord. Renewal options that have been determined to be reasonably certain to be exercised are included in the lease term. Rights and obligations attributable to identified leases with a term in excess of twelve months are recognized on the Company’s Consolidated Balance Sheet in the form of right-of-use (ROU) assets and lease liabilities are recognized as of the date the underlying assets are available for use, which may be the date the Company gains access to begin leasehold improvements. Lease payments related to short-term leases with a term of twelve months or less are recognized on a straight-line basis as short-term lease expense.

Lease liabilities are initially and subsequently measured as the present value of future lease payments over the lease term. For the purposes of this calculation, lease payments consist of fixed monthly lease payments related to use of the underlying assets and related services. Discount rates used in the calculation of present value reflect estimated incremental borrowing rates determined for each lease as of the lease commencement date or subsequently when the lease liability is re-measured, as applicable.

ROU assets are initially valued equal to the corresponding lease liabilities, adjusted for any lease incentives payable to the Company. Subsequently, the amortization of ROU assets is recognized as a component of operating lease expense. The total cost of operating leases is recognized on a straight-line basis over the life of the related leases, and is composed of imputed interest on lease liabilities measured using the effective interest method and amortization of the ROU asset. Variable lease payments are primarily related to services such as common-area maintenance and utilities, property taxes and insurance, and are recognized as variable lease expense when incurred.

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

Stock-based compensation

The Company accounts for stock‐based compensation expense at fair value. Under the fair value method, stock‐based compensation expense for equity awards, which reflects the fair value of stock‐based awards measured at grant date, is recognized on a straight‐line basis over the relevant service period (generally three years for restricted stock units and five years for all other awards) and is adjusted each period for forfeitures as they occur.

The tax effect of the difference, if any, between the cumulative compensation expense recognized for a stock-based award for financial reporting purposes and the deduction for such award for tax purposes is recognized as income tax expense (for tax deficiencies) or benefit (for excess tax benefits) in the Company’s Consolidated Statements of Income in the period in which the tax deduction arises (generally in the period of vesting or settlement of a stock-based award, as applicable) and are reflected as an operating activity on the Company’s Consolidated Statements of Cash Flows. Shares of Non-Voting Common Stock repurchased to meet withholding tax obligations upon the vesting of restricted share awards are reflected as a financing activity in the Company’s Consolidated Statements of Cash Flows.

Foreign currency translation

Substantially all of the Company’s consolidated foreign subsidiaries have a functional currency that is something other than the U.S. dollar. Assets (including, but not limited to, investments held) and liabilities of these foreign subsidiaries are translated into U.S. dollars at current exchange rates as of the end of each accounting period. Related revenue and expenses are translated at average exchange rates in effect during the accounting period. Net currency translation adjustment gains and losses are excluded from income and recorded in accumulated other comprehensive loss until the Company’s investment in a consolidated foreign subsidiary is sold or until investments held by the consolidated foreign subsidiary are sold, resulting in the complete or substantially complete liquidation of such subsidiary. Foreign currency transaction gains and losses are reflected in gains (losses) and other investment income, net, as they occur.

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

Non-controlling interests

Non-redeemable non-controlling interests consist entirely of unvested interests granted to employees in the Atlanta Capital Long-Term Equity Incentive Plan (Atlanta Capital Plan, as described further in Note 13). These grants become subject to holder put rights upon vesting and are reclassified to temporary equity as vesting occurs.

Redeemable non-controlling interests include vested interests held by employees in the Atlanta Capital Plan and are recorded in temporary equity at estimated redemption value. Future payments to purchase these interests reduce temporary equity. Future changes in the redemption value of these interests are recognized as increases or decreases to additional paid-in capital. Redeemable non-controlling interests also include interests in the Company’s consolidated sponsored funds, given that other investors in those funds may request withdrawals at any time.

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

2. New Accounting Standards Not Yet Adopted

Credit losses

In June 2016, the Financial Accounting Standards Board (FASB) issued new guidance for the accounting for credit losses, which changes the impairment model for most financial assets. The new guidance adds an impairment model to U.S. GAAP that is based on current expected credit losses rather than incurred losses that applies to financial assets measured at amortized cost (e.g., trade receivables). The new guidance also made limited amendments to the impairment model for available-for-sale debt securities, including but not limited to eliminating the concept of other-than-temporary impairment from that model and requiring the use of an allowance approach. The new guidance is effective for the Company’s fiscal year that began on November 1, 2020 and requires a modified retrospective approach to adoption. The Company does not expect the adoption of this guidance to have a material impact on its Consolidated Financial Statements and related disclosures.

Simplifying the test for goodwill impairment

In January 2017, the FASB issued amended guidance that simplifies the test for goodwill impairment. The new guidance eliminates the second step of the quantitative goodwill impairment test. Under the amended guidance, a one-step quantitative impairment test is used to both identify the existence of goodwill impairment and to measure the amount of the goodwill impairment loss. Goodwill impairment loss is measured equal to the amount that the carrying amount of a reporting unit, including goodwill, exceeds its fair value. However, the amount of goodwill impairment loss is limited to the total amount of goodwill allocated to that reporting unit. The new guidance does not affect an entity’s option to first perform a qualitative impairment assessment for a reporting unit at any annual or interim period to determine if the quantitative impairment test is necessary. The new guidance is effective for the Company’s fiscal year that began on November 1, 2020 and requires a prospective approach to adoption. The Company intends to apply the new guidance for goodwill impairment testing beginning in fiscal 2021.

Disclosure requirements for fair value measurement

In August 2018, the FASB issued guidance that makes changes to the disclosure requirements for fair value measurements. The Company early adopted certain portions of this guidance related to the removal of certain fair value disclosure requirements. The remaining portions of this guidance that were not early adopted will be effective for the Company’s fiscal year that began on November 1, 2020. Notably, this guidance removes the disclosure requirements for the valuation processes for Level 3 fair value measurements. This guidance also adds new disclosure requirements for the range and weighted average of significant unobservable inputs used to develop fair value measurements categorized within Level 3 of the fair value hierarchy. The Company does not expect the adoption of the remaining portions of this guidance to have a material impact on the disclosures to its Consolidated Financial Statements.

Capitalization of implementation costs in a cloud computing service contract

In August 2018, the FASB issued new guidance that aligns the accounting requirements for capitalizing implementation costs (implementation, setup and other upfront costs) related to cloud computing (hosting) arrangements that are accounted for as a service contract with the accounting requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). This new guidance does not affect the accounting for the hosting (service) element of a cloud computing arrangement that is a service contract. The new guidance is effective for the Company’s fiscal year that began on November 1, 2020. The Company intends to prospectively apply the new guidance to all implementation costs incurred after the date of adoption. The Company does not expect the adoption of this guidance to have a material impact on its Consolidated Financial Statements and related disclosures.

3. Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the Company’s Consolidated Balance Sheets that equal the total of the same such amounts presented in the Consolidated Statements of Cash Flows at October 31, 2020 and 2019:

(in thousands)	2020	2019
Cash and cash equivalents	$799,384	$557,668
Restricted cash of consolidated sponsored funds
included in investments	31,165	37,905
Restricted cash included in assets of consolidated CLO
entities, cash	91,795	48,704
Restricted cash included in other assets	14,322	9,068
Total cash, cash equivalents and restricted cash presented
in the Consolidated Statement of Cash Flows	$936,666	$653,345

4.Investments

The following is a summary of investments at October 31, 2020 and 2019:

(in thousands)	2020	2019
Investments held at fair value:
Short-term debt securities	$269,802	$297,845
Debt and equity securities held by consolidated sponsored funds	376,098	514,072
Debt and equity securities held in separately managed accounts	93,278	76,662
Non-consolidated sponsored funds and other	10,497	10,329
Total investments held at fair value	749,675	898,908
Investments held at cost	20,928	20,904
Investments in non-consolidated CLO entities	1,116	1,417
Investments in equity method investees	11,527	139,510
Total investments(1)	$783,246	$1,060,739

(1)	Excludes bank loans and other investments held by consolidated CLO entities, which are discussed in Note 6.

Investments held at fair value

The Company recognized gains (losses) related to debt and equity securities held at fair value within gains and other investment income, net, in the Company’s Consolidated Statements of Income at October 31, 2020, 2019 and 2018 as follows.

(in thousands)	2020	2019	2018
Realized gains (losses) on securities sold	$(6,223)	$(505)	$6,951
Unrealized gains (losses) on investments held at fair value	(13,580)	20,416	(22,814)
Net gains (losses) on investments held at fair value	$(19,803)	$19,911	$(15,863)

Investments held at cost

Investments held at cost primarily include the Company’s equity investment in a wealth management technology firm. At both October 31, 2020 and 2019, the carrying value of the Company’s investment in the wealth management technology firm was $19.0 million.

Investments in non-consolidated CLO entities

The Company provides investment management services for, and has made direct investments in, CLO entities that it does not consolidate, as described further in Note 6. The Company’s investments in non-consolidated CLO entities are carried at amortized cost unless impaired, at which point they are written down to fair value. At October 31, 2020 and 2019, the carrying values of such investments were $1.1 million and $1.4 million, respectively. At October 31, 2020 and 2019, combined assets under management in the pools of non-consolidated CLO entities were both $0.4 billion.

The Company did not recognize any impairment losses related to the investments in non-consolidated CLO entities for the years ended October 31, 2020 and 2019. The Company recognized $0.2 million of impairment losses related to investments in non-consolidated CLO entities for the year ended October 31, 2018.

Investments in equity method investees

The Company has a 49 percent interest in Hexavest Inc. (Hexavest), a Montreal, Canada-based investment adviser. During fiscal 2020, Hexavest experienced a decline in managed assets and associated management fee revenue driven by declining market prices of managed assets and client withdrawals, which translated into a decline in the fair value of our investment to $32.7 million and $11.4 million at July 31, 2020 and October 31, 2020, respectively. The Company determined that the decline in fair value as of both these dates was other-than-temporary due to the significant difference between the carrying values and the estimated fair values of the investment. Accordingly, the Company recognized other-than-temporary impairment charges of $100.5 million and $21.7 million as of July 31, 2020 and October 31, 2020, respectively ($122.2 million in total) to write down the carrying amount of its investment in Hexavest to fair value at each date. The impairments were recorded as a component of equity in net income (loss) of affiliates, net of tax, in the Company’s Consolidated Statement of Income.

The fair value of the Company’s investment in Hexavest was estimated as of June 30, 2020 (for the Company’s third fiscal quarter) and October 31, 2020 utilizing two equally weighted valuation techniques, which included a discounted cash flow methodology under the income approach and a guideline public company methodology under the market approach (level 3 fair value measurements). The same valuation techniques were used for both periods; valuations were prepared with the assistance of an independent valuation firm and approved by management. At June 30, 2020, the discounted cash flow methodology estimated future cash flows of Hexavest using revenue forecasts developed at the individual customer level, a long-term projected revenue growth rate of 3 percent and a discount rate of 14.5 percent. The market approach ascribed a value to equity interests in Hexavest by applying a multiple to earnings before interest, taxes, depreciation, and amortization (EBITDA). A multiple of 6.5 times Hexavest’s projected fiscal 2021 EBITDA was used for the June 30, 2020 valuation. A second valuation of the investment was performed as of October 31, 2020 due to additional outflows experienced by Hexavest which were not anticipated in the discounted cash flows used to value the investment in the third quarter. The second valuation maintained the revenue growth rate at 3 percent and increased the discount rate to 17.0 percent for the discounted cash flow model. A multiple of 6.0 times projected fiscal 2021 EBITDA was used for the market approach as of October 31, 2020.

The impairment charge was allocated to investor basis differences using the fair value method. The new basis differences are summarized in the table below.

(in thousands)	2020	2019
Equity in net assets of Hexavest	$7,914	$5,466
Definite-lived intangible assets	4,668	19,486
Goodwill	-	116,319
Deferred tax liability	(1,226)	(5,243)
Total carrying value	$11,356	$136,028

The Company’s investment in Hexavest is denominated in Canadian dollars and is subject to foreign currency translation adjustments, which are recorded in accumulated other comprehensive income (loss).

The Company also has a seven percent equity interest in a private equity partnership managed by a third party that invests in companies in the financial services industry. At October 31, 2020 and 2019, the carrying value of this investment was $0.2 million and $3.5 million, respectively.

During the years ended October 31, 2020, 2019 and 2018, the Company received dividends of $7.4 million, $10.9 million and $12.2 million, respectively, from its investments in equity method investees.

5.Derivative Financial Instruments

The Company utilizes derivative financial instruments to hedge market and currency risks associated with its investments in certain consolidated seed investments that are not designated as hedging instruments for accounting purposes.

Excluding derivative financial instruments held by consolidated sponsored funds, the Company was party to the following derivative financial instruments at October 31, 2020 and 2019:

	2020		2019
	Number of Contracts	Notional Value (in millions)	Number of Contracts	Notional Value (in millions)
Stock index futures contracts	997	$85.5	1,370	$108.3
Total return swap contracts	2	87.0	2	84.0
Interest rate swap contracts	-	-	6	24.4
Credit default swap contracts	1	18.8	1	8.0
Foreign exchange contracts	14	11.5	26	56.4
Commodity futures contracts	-	-	415	15.2
Currency futures contracts	-	-	231	24.0
Interest rate futures contracts	53	7.0	151	22.3

The derivative contracts outstanding and associated notional values at October 31, 2020 and 2019 are representative of derivative balances throughout each respective year. The weighted-average remaining contract term for derivative contracts outstanding at October 31, 2020 and 2019 was 3.8 months and 6.3 months, respectively.

The Company has elected not to offset fair value amounts related to derivative financial instruments executed with the same counterparty under master netting arrangements; as a result, the Company records all derivative financial instruments as either other assets or other liabilities, gross, on its Consolidated Balance Sheets and measures them at fair value (see Note 1). The following table presents the fair value of derivative financial instruments not designated for hedge accounting and how they are reflected on the Company’s Consolidated Balance Sheets as of October 31, 2020 and 2019:

	2020		2019
(in thousands)	Other Assets	Other Liabilities	Other Assets	Other Liabilities
Stock index futures contracts	$2,725	$134	$615	$1,841
Total return swap contracts	732	989	396	114
Interest rate swap contracts	-	-	61	235
Credit default swap contracts	1,038	-	360	-
Foreign exchange contracts	62	156	51	615
Commodity futures contracts	-	-	319	334
Currency futures contracts	-	-	128	153
Interest rate futures contracts	23	-	144	22
Total	$4,580	$1,279	$2,074	$3,314

The Company may provide cash collateral to, or receive cash collateral from, certain counterparties to satisfy margin requirements for derivative positions that are classified as restricted cash. At October 31, 2020 and 2019, restricted cash collateral balances for derivative positions included in other assets on the Company’s Consolidated Balance Sheets were $12.8 million and $7.5 million, respectively. At October 31, 2020, payables to counterparties for collateral balances received related to derivative positions included in other liabilities on the Company’s Consolidated Balance Sheet were $0.7 million. The Company did not have any payables to counterparties for collateral balances received related to derivative positions at October 31, 2019.

The Company recognized the following gains (losses) on derivative financial instruments during the years ended October 31, 2020, 2019 and 2018 within gains (losses) and other investment income, net, on the Company’s Consolidated Statements of Income:

(in thousands)	2020	2019	2018
Stock index futures contracts	$2,579	$(6,701)	$4,267
Total return swap contracts	230	(5,535)	(2,708)
Interest rate swap contracts	(167)	(248)	-
Credit default swap contracts	445	(251)	178
Foreign exchange contracts	407	(1,749)	(51)
Commodity futures contracts	1,027	531	(1,044)
Currency futures contracts	832	442	(24)
Interest rate futures contracts	(71)	(2,402)	366
Net gains (losses)	$5,282	$(15,913)	$984

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

Consolidated sponsored funds

The Company invests in sponsored investment companies that meet the definition of a VIE. Underlying investments held by consolidated sponsored funds consist of debt and equity securities and are included in the reported amount of investments on the Company’s Consolidated Balance Sheets at October 31, 2020 and 2019. Net investment income or (loss) related to consolidated sponsored funds was included in gains and other investment income, net, on the Company’s Consolidated Statements of Income for all periods presented. The impact of consolidated sponsored funds’ net income or (loss) on net income attributable to Eaton Vance Corp. shareholders was reduced by amounts attributable to non-controlling interest holders, which are recorded in net (income) loss attributable to non-controlling and other beneficial interests on the Company’s Consolidated Statements of Income for all periods presented. The extent of the Company’s exposure to loss with respect to a consolidated sponsored fund is limited to the amount of the Company’s investment in the sponsored fund and any uncollected management and performance fees. The Company is not obligated to provide financial support to sponsored funds. Only the assets of a sponsored fund are available to settle its obligations. Other beneficial interest holders of sponsored funds do not have recourse to the general credit of the Company.

The Company consolidated 17 sponsored funds as of October 31, 2020 and 19 sponsored funds as of October 31, 2019. The following table sets forth the aggregate balances related to these funds as well as the Company’s net interest in these funds at October 31, 2020 and 2019:

(in thousands)	2020	2019
Investments	$376,098	$514,072
Other assets	9,407	16,846
Other liabilities	(10,017)	(35,488)
Redeemable non-controlling interests	(195,451)	(260,681)
Net interest in consolidated sponsored funds	$180,037	$234,749

Consolidated CLO entities

As of October 31, 2020, the Company deemed itself to be the primary beneficiary of four non-recourse securitized CLO entities, namely, Eaton Vance CLO 2020-1 (CLO 2020-1), Eaton Vance CLO 2019-1 (CLO 2019-1), Eaton Vance CLO 2014-1R (CLO 2014-1R), and Eaton Vance CLO 2013-1 (CLO 2013-1) (collectively, the consolidated securitized CLO entities), and one non-recourse warehouse CLO entity, namely, Eaton Vance CLO 2020-2 (CLO 2020-2). As of October 31, 2019, the Company deemed itself to be the primary beneficiary of four non-recourse securitized CLO entities, namely, CLO 2019-1, Eaton Vance CLO 2018-1 (CLO 2018-1), CLO 2014-1R and CLO 2013-1.

The assets of consolidated CLO entities are held solely as collateral to satisfy the obligations of each entity. The Company has no right to receive benefits from, nor does the Company bear the risks associated with, the assets held by these CLO entities beyond the Company’s investment in these entities. In the event of default, recourse to the Company is limited to its investment in these entities. The Company has not provided any financial or other support to these entities that it was not previously contractually required to provide, and there are neither explicit arrangements nor does the Company hold implicit variable interests that could require the Company to provide any ongoing financial support to these entities. Other beneficial interest holders of consolidated CLO entities do not have any recourse to the Company’s general credit. The Company reports the financial results of consolidated securitized CLO entities on a one-month lag, based upon the availability of financial information. The financial information of consolidated warehouse CLO entities is reported as of the end of the Company’s fiscal period.

Consolidated warehouse CLO entity

The Company established CLO 2020-2 as a warehousing phase CLO entity on September 28, 2020. The Company entered into a credit facility agreement with a third-party lender to provide CLO 2020-2 with a non-recourse revolving line of credit of up to $160.0 million upon inception of the entity. The Company contributed a total of $40.0 million in capital to the CLO 2020-2 warehouse during the year ended October 31, 2020. CLO 2020-2 entered the securitization phase in the fourth fiscal quarter, but did not close prior to October 31, 2020.

While in the warehousing phase, the Company, acting as collateral manager and subject to the approval of the CLO entity’s third-party lender, used its capital contributions along with the proceeds from the revolving line of credit to accumulate a portfolio of commercial bank loan investments in open-market purchases in an amount sufficient for future securitization. The line of credit is secured by the commercial bank loan investments held by the warehouse and initially bears interest at a rate of daily LIBOR plus 1.3 percent per annum, with such interest rate increasing to daily LIBOR plus 2.0 percent per annum in September 2021. There were $43.6 million in outstanding borrowings against the line of credit as of October 31, 2020. The Company does not earn any collateral management fees from CLO 2020-2 during the warehousing phase and will continue to be the collateral manager of the CLO entity during the securitization phase.

As collateral manager, the Company has the unilateral ability to liquidate the CLO 2020-2 warehouse without cause, a right that, by definition, provides the Company with the power to direct the activities that most significantly affect the economic performance of the entity. The Company’s investment in the warehouse serves as first-loss protection to the third-party lender and provides the Company with an obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the entity. Accordingly, the Company deems itself to be the primary beneficiary of CLO 2020-2, as it has both power and economics, and began consolidating the entity from establishment of the warehouse on September 28, 2020.

Subsequent event – CLO 2020-2 securitization

The securitization of CLO 2020-2 closed on November 3, 2020. Upon closing, proceeds from the issuance of senior and subordinated note obligations were used to purchase the warehouse bank loans, repay the third-party revolving line of credit and return the Company’s total capital contributions of $40.0 million. The Company acquired 100 percent of the subordinated notes issued by CLO 2020-2 at closing for $34.5 million and will provide collateral management services to this CLO entity in exchange for a collateral management fee. The Company deems itself to be the primary beneficiary of CLO 2020-2, as it has both power and economics, and began consolidating the securitized entity at closing. CLO 2020-2 had total assets of approximately $400 million at closing.

Consolidated securitized CLO entities

As of October 31, 2020, the Company continued to deem itself to be the primary beneficiary of CLO 2020-1, CLO 2019-1, CLO 2014-1R and CLO 2013-1, as it has both power and economics by virtue of its role as collateral manager and the Company’s 100 percent interest in the subordinated notes of these entities.

The Company established CLO 2020-1 as a warehousing phase CLO entity on July 13, 2020, and consolidated CLO 2020-1 during the warehousing phase. In the fourth quarter of fiscal 2020, CLO 2020-1 entered the securitization phase. Contemporaneous with the close of the CLO 2020-1 securitization on August 25, 2020, the proceeds from the issuance of senior and subordinated note obligations were used to purchase the portfolio bank loans held by the CLO 2020-1 warehouse, repay a third-party revolving line of credit provided to the CLO 2020-1 warehouse and return the Company’s $30.0 million of capital contributions to the warehouse. The Company acquired 100 percent of the subordinated notes issued by CLO 2020-1 at closing for $39.5 million and will provide collateral management services to this CLO entity in exchange for a collateral management fee. The Company deemed itself to be the primary beneficiary of CLO 2020-1 upon acquiring 100 percent of the subordinated interests of CLO 2020-1 on August 25, 2020 and began consolidating the entity as of that date.

On January 15, 2020, the Company sold its 93 percent interest in the subordinated notes of CLO 2018-1 to an unrelated third party for $27.3 million and recognized a loss of $7.2 million upon the sale. The loss is included within gains and other investment income, net, of consolidated CLO entities in the Company’s Consolidated Statement of Income for the twelve months ended October 31, 2020. Although the Company continues to serve as collateral manager of the entity, the Company concluded that, subsequent to the sale of the subordinated notes, it no longer has an obligation to absorb the losses of, or the rights to receive benefits from, CLO 2018-1 that could potentially be significant to the entity. As a result, the Company concluded that it was no longer the primary beneficiary of CLO 2018-1 upon the sale of the subordinated interests of the entity on January 15, 2020 and deconsolidated the entity as of that date.

The Company applies the measurement alternative to ASC 820 for collateralized financing entities upon initial consolidation and for subsequent measurement of securitized CLO entities consolidated by the Company. The Company determined that the fair value of the financial assets of these entities is more observable than the fair value of the financial liabilities. Through the application of the measurement alternative, the fair value of the financial liabilities of these entities is measured as the difference between the fair value of the financial assets and the fair value of the Company’s beneficial interests in these entities, which include the subordinated interests held by the Company and any accrued management fees due to the Company. The fair value of the subordinated notes held by the Company is determined primarily based on an income approach, which projects the cash flows of the CLO assets using projected default, prepayment, recovery and discount rates, as well as observable assumptions about market yields, callability and other market factors. An appropriate discount rate is then applied to determine the discounted cash flow valuation of the subordinated notes. Aggregate disclosures for the securitized CLO entities consolidated by the Company as of October 31, 2020 and 2019 are provided below.

The following table presents the balances attributable to the consolidated securitized CLO entities and the consolidated warehouse CLO entity that were included on the Company’s Consolidated Balance Sheets at October 31, 2020 and 2019:

	2020		2019
	Consolidated Securitized CLO Entities	Consolidated Warehouse CLO Entity	Consolidated Securitized CLO Entities
(in thousands)
Assets of consolidated CLO entities:
Cash	$91,458	$337	$48,704
Bank loans and other investments	1,698,155	365,978	1,704,270
Receivable for pending bank loan sales	23,885	-	24,193
Other assets	3,683	476	3,846
Liabilities of consolidated CLO entities:
Senior and subordinated note obligations	1,616,243	-	1,617,095
Line of credit	-	43,625	-
Payable for pending bank loan purchases	108,178	284,270	33,985
Other liabilities	7,095	19	17,137
Total beneficial interests	$85,665	$38,877	$112,796

Although the Company’s beneficial interests in the consolidated securitized CLO entities are eliminated upon consolidation, the application of the measurement alternative results in the Company’s total beneficial interests in these entities of $85.7 million and $112.8 million at October 31, 2020 and 2019, respectively, being equal to the net amount of the consolidated CLO entities’ assets and liabilities included on the Company’s Consolidated Balance Sheets.

The assets of consolidated CLOs primarily consist of senior secured bank loan investments that are diversified by industry, mature at various dates between 2020 and 2029, and pay interest at LIBOR plus a spread of up to 13.8 percent. Approximately 0.8 percent of the collateral assets held by consolidated CLO entities were in default as of October 31, 2020. Additional disclosure of the fair values of assets and liabilities of consolidated CLO entities that are measured at fair value on a recurring basis is included in Note 7.

The consolidated securitized CLO entities held notes payable with a total par value of $1.8 billion at October 31, 2020, consisting of senior secured floating-rate notes payable with a par value of $1.6 billion and subordinated notes with a par value of $162.1 million. These note obligations bear interest at variable rates based on LIBOR plus a pre-defined spread ranging from 0.7 percent to 8.5 percent. The principal amounts outstanding of these note obligations mature on dates ranging from January 2028 to April 2031.

The following table presents the balances attributable to consolidated securitized CLO entities included in the Company’s Consolidated Statements of Income for the years ended October 31, 2020, 2019, and 2018:

	Consolidated Securitized CLO Entities
(in thousands)	2020	2019	2018
Other income (expense) of consolidated CLO entities:
Gains and other investment income, net	$36,527	$66,964	$10,264
Interest and other expense	(55,104)	(57,860)	(11,796)
Net gain (loss) attributable to the Company	$(18,577)	$9,104	$(1,532)

The Company recognized net gains (losses) from consolidated warehouse CLO entities of $(0.5) million, $1.8 million and $3.1 million for the twelve months ended October 31, 2020, 2019 and 2018, respectively.

As summarized in the table below, the application of the measurement alternative results in the Company's earnings from consolidated securitized CLO entities subsequent to initial consolidation, as shown above, to be equivalent to the Company's own economic interests in these entities:

	Consolidated Securitized CLO Entities
(in thousands)	2020	2019	2018
Economic interests in Consolidated Securitized CLO Entities:
Distributions received and unrealized gains (losses) on the
senior and subordinated interests held by the Company	$(24,939)	$3,266	$(2,319)
Management fees	6,362	5,838	787
Total economic interests	$(18,577)	$9,104	$(1,532)

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

The Company’s maximum exposure to loss with respect to these non-consolidated CLO entities is limited to the carrying value of its investments in, and collateral management fees receivable from, these entities as of October 31, 2020. The Company held investments in these entities totaling $1.1 million and $1.4 million as of October 31, 2020 and 2019, respectively. Collateral management fees receivable for these entities totaled $0.1 million on both October 31, 2020 and 2019. Other investors in these CLO entities have no recourse against the Company for any losses sustained. The Company did not provide any financial or other support to these entities that it was not previously contractually required to provide in any of the fiscal periods presented. Income from these entities is recorded as a component of gains (losses) and other investment income, net, in the Company’s Consolidated Statements of Income, based upon projected investment yields. Additional information regarding the Company’s investment in non-consolidated CLO entities, as well as the combined assets under management in the pools of non-consolidated CLO entities, is included in Note 4.

Other entities

The Company holds variable interests in, but is not deemed to be the primary beneficiary of, certain sponsored privately offered equity funds with total assets of $31.7 billion and $26.3 billion as of October 31, 2020 and 2019, respectively. The Company’s variable interests in these entities consist of the Company’s direct ownership therein, which in each case is insignificant relative to the total ownership of the fund, and any investment advisory fees earned but uncollected. The Company’s maximum exposure to loss with respect to these managed entities is limited to the carrying value of its investments in, and investment advisory fees receivable from, these entities as of October 31, 2020. The Company held investments in these entities totaling $0.6 million and $0.5 million on October 31, 2020 and 2019, respectively, and investment advisory fees receivable totaling $2.0 million and $1.3 million on October 31, 2020 and 2019, respectively. The Company did not provide any financial or other support to these entities that it was not contractually required to provide in any of the periods presented. The Company does not consolidate these VIEs because it does not have the obligation to absorb losses of, or the right to receive benefits from, these VIEs that could potentially be significant to these VIEs.

The Company’s investments in privately offered equity funds are carried at fair value and included in non-consolidated sponsored funds and other, which are disclosed as a component of investments in Note 4.

The Company also holds a variable interest in, but is not deemed to be the primary beneficiary of, a private equity partnership managed by a third party that invests in companies in the financial services industry. The Company’s variable interest in this entity consists of the Company’s direct ownership in the private equity partnership, equal to $0.2 million and $3.5 million on October 31, 2020 and 2019, respectively. The Company did not provide any financial or other support to this entity. The Company’s risk of loss with respect to the private equity partnership is limited to the carrying value of its investment in the entity as of October 31, 2020. The Company does not consolidate this VIE because the Company does not hold the power to direct the activities that most significantly affect the VIE.

The Company’s investment in the private equity partnership is accounted for as an equity method investment and disclosures related to this entity are included in Note 4 under the heading Investments in equity method investees.

7.Fair Value of Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables summarize financial assets and liabilities measured at fair value on a recurring basis and their assigned levels within the valuation hierarchy at October 31, 2020 and 2019:

October 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Other Assets Not Held at Fair Value	Total
Financial assets:
Cash equivalents	$9,052	$281,992	$-	$-	$291,044
Investments held at fair value:
Debt securities:
Short-term	-	269,802	-	-	269,802
Held by consolidated sponsored funds	-	180,588	-	-	180,588
Held in separately managed accounts	-	58,252	-	-	58,252
Equity securities:
Held by consolidated sponsored funds	60,308	135,202	-	-	195,510
Held in separately managed accounts	34,925	101	-	-	35,026
Non-consolidated sponsored funds
and other	9,848	649	-	-	10,497
Investments held at cost(1)	-	-	-	20,928	20,928
Investments in non-consolidated CLO
entities(2)	-	-	-	1,116	1,116
Investments in equity method investees(1)(3)	-	-	-	11,527	11,527
Derivative instruments	-	4,581	-	-	4,581
Assets of consolidated CLO entities:
Bank loans and other investments	-	2,063,423	710	-	2,064,133
Total financial assets	$114,133	$2,994,590	$710	$33,571	$3,143,004

Financial liabilities:
Derivative instruments	$-	$1,279	$-	$-	$1,279
Liabilities of consolidated CLO entities:
Senior and subordinated note obligations	-	1,616,243	-	-	1,616,243
Total financial liabilities	$-	$1,617,522	$-	$-	$1,617,522

October 31, 2019
(in thousands)	Level 1	Level 2	Level 3	Other Assets Not Held at Fair Value	Total
Financial assets:
Cash equivalents	$24,640	$157,267	$-	$-	$181,907
Investments held at fair value:
Debt securities:
Short-term	-	297,845	-	-	297,845
Held by consolidated sponsored funds	-	330,966	-	-	330,966
Held in separately managed accounts	-	55,426	-	-	55,426
Equity securities:
Held by consolidated sponsored funds	70,646	112,460	-	-	183,106
Held in separately managed accounts	21,168	68	-	-	21,236
Non-consolidated sponsored funds
and other	9,814	515	-	-	10,329
Investments held at cost(1)	-	-	-	20,904	20,904
Investments in non-consolidated CLO
entities(2)	-	-	-	1,417	1,417
Investments in equity method investees(1)	-	-	-	139,510	139,510
Derivative instruments	-	2,075	-	-	2,075
Assets of consolidated CLO entities:
Bank loan investments	-	1,702,769	1,501	-	1,704,270
Total financial assets	$126,268	$2,659,391	$1,501	$161,831	$2,948,991

Financial liabilities:
Derivative instruments	$-	$3,314	$-	$-	$3,314
Liabilities of consolidated CLO entities:
Senior and subordinated note	-	1,617,095	-	-	1,617,095
Total financial liabilities	$-	$1,620,409	$-	$-	$1,620,409

(1) These investments are not measured at fair value in accordance with U.S. GAAP.

(2) Investments in non-consolidated CLO entities are carried at amortized cost unless facts or circumstances indicate that the investments have been impaired, at which time the investments are written down to fair value as measured using Level 3 inputs.

(3) The reported amount of investments in equity method investees primarily includes the Company’s investment in Hexavest. As discussed further in Note 4, in fiscal 2020 the Company recognized an other-than-temporary impairment charge to write down the carrying amount of this investment to its fair value of $11.4 million. The recognition of this impairment resulted in a new cost basis to which the equity method of accounting will continue to be applied.

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

Equity investments in non-consolidated mutual funds are valued using the published net asset value per share and are classified as Level 1 within the fair value measurement hierarchy. Sponsored private open-end funds are not listed on an active exchange but calculate a net asset value per share (or equivalent) as of the Company’s reporting date in a manner consistent with mutual funds. The Company’s investments therein do not have any redemption restrictions and are not probable of being sold at an amount different from their calculated net asset value per share (or equivalent). Accordingly, investments in sponsored private open-end funds are measured at fair value based on the net asset value per share (or equivalent) of the investment and are categorized as Level 2 within the fair value measurement hierarchy. The Company does not have any unfunded commitments related to investments in sponsored private open-end funds at October 31, 2020 and 2019.

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

Level 3 assets and liabilities

The following table shows a reconciliation of the beginning and ending fair value measurements of assets and liabilities valued on a recurring basis and classified as Level 3 within the fair value measurement hierarchy for the fiscal year ended October 31, 2020 and 2019:

	Bank Loans and Other Investments of Consolidated CLO Entities
(in thousands)	2020	2019
Beginning balance	$1,501	$1,547
Consolidation of CLO entities(1)	-	1,323
Paydowns	(19)	(25)
Purchases	444	-
Sales	(634)	-
Net gains (losses) included in net income	(541)	(48)
Transfers out of Level 3(2)	(2,349)	(1,296)
Transfers into Level 3(3)	2,308	-
Ending balance	$710	$1,501

(1)	Represents Level 3 bank loans and other investments held by consolidated CLO entities upon the initial consolidation of these entities during the period.
(2)	Transfers out of Level 3 were due to an increase in the observability of the inputs used in determining the fair value of certain instruments.
(2)	Transfers into Level 3 were due to a reduction in the observability of the inputs used in determining the fair value of certain instruments.

Financial Assets and Liabilities Not Measured at Fair Value

Certain financial instruments are not carried at fair value, but their fair value is required to be disclosed. The following is a summary of the carrying amounts and estimated fair values of these financial instruments at October 31, 2020 and 2019:

	2020			2019
(in thousands)	Carrying Value	Fair Value	Fair Value Level	Carrying Value	Fair Value	Fair Value Level
Loan to affiliate	$5,000	$5,000	3	$5,000	$5,000	3
Debt	$621,348	$683,211	2	$620,513	$658,615	2

As discussed in Note 22, on December 23, 2015, Eaton Vance Management Canada Ltd. (EVMC), a wholly-owned subsidiary of the Company, loaned $5.0 million to Hexavest under a term loan agreement to seed a new investment strategy. The carrying value of the loan approximates fair value. The fair value is determined annually using a cash flow model that projects future cash flows based upon contractual obligations, to which the Company then applies an appropriate discount rate.

The fair value of the Company’s debt has been determined based on quoted prices in inactive markets.

8.Equipment and Leasehold Improvements

The following is a summary of equipment and leasehold improvements at October 31, 2020 and 2019:

(in thousands)	2020	2019
Equipment	$100,092	$97,366
Leasehold improvements	73,788	68,386
Subtotal	173,880	165,752
Less: Accumulated depreciation and amortization	(102,050)	(92,954)
Equipment and leasehold improvements, net	$71,830	$72,798

Depreciation and amortization expense was $18.8 million, $17.6 million and $15.0 million for the years ended October 31, 2020, 2019 and 2018, respectively.

9.Leases

The components of total operating lease expense included in other expenses in the Company’s Consolidated Statement of Income are as follows:

Year Ended
October 31,
(in thousands)	2020
Operating lease expense	$24,944
Variable lease expense	5,640
Total operating lease expense	$30,584

Operating lease liabilities primarily relate to office space leases in the U.S. that expire over various terms through 2039. A maturity analysis of undiscounted operating lease payments not yet paid and additional information related to the total amount of operating lease liabilities reported on the Company’s Consolidated Balance Sheet at October 31, 2020 are as follows:

Year Ending October 31,
(in thousands)	Amount
2021	$27,018
2022	26,562
2023	25,736
2024	25,675
2025	26,046
2026 - thereafter	225,396
Total undiscounted operating lease payments	356,433
Less: Imputed interest to be recognized as operating lease expense	(55,014)
Total operating lease liabilities	$301,419
Weighted average remaining lease term	13.7 years
Weighted average discount rate	2.4%

During fiscal 2020, the Company amended certain office space leases in the U.S. to extend their term and/or expand the lease premises. Separately, in the fourth quarter of fiscal 2020, the Company assumed the right to lease certain office space as part of the acquisition of WaterOak Advisors, LLC as described further in Note 10. Collectively, these transactions resulted in a net increase in operating lease right-of-use assets and operating lease liabilities of $0.3 million.

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

Rent expense totaled $24.5 million and $23.2 million, respectively, for the years ended October 31, 2019 and 2018. As of October 31, 2019, the Company’s total future minimum lease commitments by year were as follows:

Year Ending October 31,
(in thousands)	Amount
2020	$25,239
2021	26,242
2022	26,296
2023	25,642
2024	25,614
2025 - thereafter	252,694
Total	$381,727

10.Acquisitions, Goodwill and Intangible Assets

Atlanta Capital Management Company, LLC (Atlanta Capital)

In fiscal 2020, 2019 and 2018, the Company exercised a series of call options through which it purchased $6.8 million, $7.8 million and $8.2 million, respectively, of indirect profit interests held by non-controlling interest holders of Atlanta Capital pursuant to the provisions of the Atlanta Capital Management Company, LLC Long-Term Equity Incentive Plan (Atlanta Capital Plan, as described further in Note 13). These transactions settled in each of the first quarters of fiscal 2020, 2019 and 2018, respectively.

Total indirect profit interests in Atlanta Capital held by non-controlling interest holders issued pursuant to the Atlanta Capital Plan were 7.1 percent and 8.2 percent at October 31, 2020 and 2019, respectively. Fair value of these interests reflects the unadjusted per unit equity value of Atlanta Capital determined utilizing an appraisal prepared by an independent valuation firm and approved by management as described further in Note 13. Vested profit interests are redeemable upon the exercise of limited in-service put rights held by the employee or call rights held by the Company. The call rights held by the Company entitle the Company to repurchase the profit units at the end of a ten-year call period and each year thereafter, and upon termination of employment. Execution of the puts and calls takes place upon availability of an appraisal to ensure the transactions take place at fair value. The estimated fair value of these interests was

$27.4 million and $25.2 million at October 31, 2020 and 2019, respectively, and is included as a component of temporary equity on the Consolidated Balance Sheets.

Subsequent event

As described further in Note 13, pursuant to the terms of the Merger Agreement with Morgan Stanley, in December 2020 the Company offered and obtained the consent of the holders of the remaining outstanding indirect profit interests under the Atlanta Capital Plan to vest and purchase such profit interests for cash at fair value. The Company expects to purchase the indirect profit interests by December 31, 2020.

Parametric Portfolio Associates LLC (Parametric)

During fiscal 2019, the Company announced a strategic initiative to rebrand as Parametric the rules-based, systematic investment-grade fixed income strategies offered by EVM, align internal reporting consistent with the revised branding, combine the technology and operating platforms supporting the individual separately managed account businesses of Parametric and EVM, and integrate under Eaton Vance Distributors, Inc. (EVD) the distribution teams serving our clients and business partners in the registered investment advisor and multi-family office market. To support this initiative, in the fourth quarter of fiscal 2019 the Company accelerated the repurchase of all capital and profit interests held by current and former employees of Parametric at fair value in a series of private transactions. Fair value reflects the unadjusted per unit equity value of Parametric utilizing an appraisal prepared by an independent valuation firm and approved by management as described in Note 13 under the heading Atlanta Capital and Parametric Phantom Incentive Plans. Details of these accelerated repurchases, which totaled $73.5 million, are further described below.

Parametric Plan

In the fourth quarter of fiscal 2019, the Company accelerated the repurchase of the remaining outstanding capital and profit interests granted under the Parametric Portfolio Associates LLC Long-Term Equity Plan pursuant to a tender offer for $61.2 million.

Parametric Risk Advisors

In the fourth quarter of fiscal 2019, the Company accelerated the repurchase of all capital and profit interests related to the Parametric Risk Advisors Unit Acquisition Agreement for $12.3 million.

Calvert Research and Management (Calvert)

In fiscal 2017, the Company acquired substantially all of the assets of Calvert Investment Management, Inc. The fair value of the gross assets acquired was concentrated in a single identifiable intangible asset related to contracts acquired to manage and distribute sponsored mutual funds (Calvert Funds). The Calvert Funds are a diversified family of mutual funds, encompassing actively and passively managed equity, fixed and floating-rate income, and multi-asset strategies managed in accordance with the Calvert Principles for Responsible Investment or other responsible investment criteria.

WaterOak Advisors, LLC (WaterOak)

In the fourth quarter of fiscal 2020, the Company, through its wholly-owned subsidiary Eaton Vance Investment Counsel, acquired substantially all of the assets of WaterOak, a wealth management firm headquartered in Winter Park, Florida. WaterOak provides asset management services to high-net-worth individuals and institutional clients through separately managed accounts. The total cost to acquire WaterOak was $48.1 million. At closing, the Company paid $28.8 million in cash and incurred a contingent liability of $19.3 million (reported within other liabilities on the Company’s Consolidated Balance Sheet) representing future cash payments to be made based on a prescribed multiple of WaterOak’s attributable EBITDA for each twelve-month period ending October 31, 2021, 2022, 2023, and 2024. These payments are not contingent upon any member of the WaterOak team remaining an employee of the Company. The estimated fair value of the contingent liability was measured using a Monte Carlo simulation model prepared with the assistance of an independent valuation firm and approved by management (level 3 fair value measurement).

The WaterOak transaction was accounted for as an asset acquisition because substantially all of the fair value of the gross assets acquired was concentrated in a single identifiable intangible asset related to advisory agreements (client relationships). The value of the client relationships was estimated under the income approach using a multi-period excess earnings method. The key inputs in the valuation included forecasted assets under management, revenue and expenses, and a discount rate of 18 percent. The $48.1 million cost of the acquisition was allocated to assets acquired on the basis of their relative fair values. Specifically, the Company recognized $46.6 million, $1.0 million and $0.5 million of intangible assets representing acquired client relationships, assembled workforce and trademark intangible assets, respectively. Acquired client relationships and assembled workforce intangible assets will be amortized over a 15-year period and trademark intangible assets will be amortized over a 10-year period. The valuation of the contingent liability and the intangible assets were prepared with the assistance of an independent valuation firm and approved by management. No amortization expense was recognized related to these acquired intangible assets during fiscal 2020. The estimated amortization expense for these assets in each of the next five years is $16.1 million annually. Separately, as part of the acquisition, the Company assumed the right to lease certain office space in Winter Park, Florida. See Note 9 for additional information.

Subsequent to closing, the combined entities operate as Eaton Vance WaterOak Advisors.

Goodwill

The carrying amount of goodwill was $259.7 million at both October 31, 2020 and 2019. There were no changes in the carrying amount of goodwill during these periods. All acquired goodwill is deductible for tax purposes.

The Company qualitatively tested goodwill for impairment in the fourth quarter of fiscal 2020 and determined that there were no events to changes in circumstances that would more likely than not reduce the fair value of its reporting units below their carrying amount.

No impairment in the carrying amount of goodwill was recognized during the years ended October 31, 2020, 2019 or 2018.

Intangible assets

The following is a summary of intangible assets:

October 31, 2020
(dollars in thousands)	Weighted-Average Remaining Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Amortizing intangible assets:
Client relationships acquired	13.7	$180,772	$(119,365)	$61,407
Intellectual property acquired	5.6	1,025	(653)	372
Trademark acquired	10.1	4,782	(1,819)	2,963
Assembled workforce acquired	15.0	1,025	-	1,025
Research system acquired		639	(639)	-
Non-amortizing intangible assets:
Mutual fund management contracts
acquired		54,408	-	54,408
Total		$242,651	$(122,476)	$120,175

October 31, 2019
(dollars in thousands)	Weighted-Average Remaining Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Amortizing intangible assets:
Client relationships acquired	9.5	$134,247	$(115,921)	$18,326
Intellectual property acquired	6.6	1,025	(586)	439
Trademark acquired	11.1	4,257	(1,558)	2,699
Research system acquired	0.2	639	(604)	35
Non-amortizing intangible assets:
Mutual fund management contracts
acquired		54,408	-	54,408
Total		$194,576	$(118,669)	$75,907

No impairment in the value of amortizing or non-amortizing intangible assets was recognized during the years ended October 31, 2020, 2019 or 2018.

Amortization expense was $3.8 million, $5.0 million and $8.9 million for the years ended October 31, 2020, 2019 and 2018, respectively. Estimated amortization expense to be recognized by the Company over the next five years, on a straight-line basis, is as follows:

Estimated
Year Ending October 31,	Amortization
(in thousands)	Expense
2021	$5,505
2022	5,377
2023	4,977
2024	4,902
2025	4,862

11.Debt

2027 Senior Notes

During fiscal 2017, the Company issued $300.0 million in aggregate principal amount of 3.5 percent ten-year senior notes due April 6, 2027. Interest is payable semi-annually in arrears on April 6th and October 6th of each year. At October 31, 2020 and 2019, the carrying value of the 2027 Senior Notes was $297.5 million and $297.2 million, respectively. The 2027 Senior Notes are unsecured and unsubordinated obligations of the Company. There are no covenants associated with the 2027 Senior Notes.

2023 Senior Notes

During fiscal 2013, the Company issued $325.0 million in aggregate principal amount of 3.625 percent ten-year senior notes due June 15, 2023. Interest is payable semi-annually in arrears on June 15th and December 15th of each year. At October 31, 2020 and 2019, the carrying value of the 2023 Senior Notes was $323.8 million and $323.3 million, respectively. The 2023 Senior Notes are unsecured and unsubordinated obligations of the Company. There are no covenants associated with the 2023 Senior Notes.

Corporate credit facility

The Company entered into a $300.0 million unsecured revolving credit facility on December 11, 2018. The credit facility has a five-year term, expiring on December 11, 2023. In accordance with and subject to the terms and conditions of this facility, the Company may borrow up to the initial amount of $300.0 million committed by the lenders at LIBOR or LIBOR-successor benchmark-based rates of interest, as applicable, which vary depending on the credit ratings of the Company. Accrued interest on any borrowings is payable quarterly in arrears and on the date of repayment. Subject to the terms and conditions of the credit facility, the amount available for borrowing may be increased up to $400.0 million through additional commitments by existing lenders or the addition of one or more new lenders to the syndicate. The credit facility is unsecured, contains financial covenants with respect to leverage and interest coverage, and requires the Company to pay an annual commitment fee on any unused portion.

The Company borrowed $300.0 million from this credit facility during the second quarter of fiscal 2020 at the onset of the COVID-19 pandemic to demonstrate the Company’s ability to access incremental liquidity if needed. Such borrowings were fully repaid prior to the end of the Company’s second fiscal quarter. The Company recognized interest expense of $0.5 million attributable to borrowings under this credit facility during fiscal 2020. As of October 31, 2020 and 2019, the Company had no borrowings outstanding under its credit facility.

12. Revenue

The following table disaggregates total revenue by source for the years ended October 31, 2020, 2019 and 2018:

(in thousands)	2020	2019	2018
Management fees:
Sponsored funds	$1,012,608	$999,256	$1,015,263
Separate accounts	501,780	464,687	443,923
Total management fees	1,514,388	1,463,943	1,459,186
Distribution and underwriter fees:
Distribution fees	57,567	63,888	77,402
Underwriter commissions	19,489	21,724	19,969
Total distribution and underwriter fees	77,056	85,612	97,371
Service fees	131,724	123,073	122,231
Other revenue	7,197	10,624	13,634
Total revenue	$1,730,365	$1,683,252	$1,692,422

The following table disaggregates total management fee revenue by investment mandate reporting category for the years ended October 31, 2020, 2019 and 2018:

(in thousands)	2020	2019	2018
Equity	$742,491	$699,726	$700,194
Fixed income(1)	265,263	244,564	229,115
Floating-rate income	151,928	197,695	211,075
Alternative	51,045	59,290	85,096
Parametric custom portfolios(1)	257,125	220,032	189,678
Parametric overlay services(2)	46,536	42,636	44,028
Total management fees	$1,514,388	$1,463,943	$1,459,186

(1) In the first quarter of fiscal 2020, the Company revised its investment mandate reporting categories to classify benchmark-based fixed income separate accounts (formerly classified as fixed income) as Parametric custom portfolios (formerly “portfolio implementation”), which now includes equity, fixed income and multi-asset separate accounts managed by Parametric for which customization is a primary feature. Management fees totaling $40.8 million and $30.3 million have been reclassified from fixed income to Parametric custom portfolios for the fiscal years ended October 31, 2019 and 2018, respectively. These reclassifications do not affect the amount of total management fees in the prior period.(2) In the first quarter of fiscal 2020, this investment mandate was renamed Parametric overlay services (formerly “exposure management”). The name change does not affect the amount of management fees for the category in the prior period.

Management fees and other receivables reported in the Company’s Consolidated Balance Sheet include $245.8 million and $231.3 million of receivables from contracts with customers at October 31, 2020 and 2019, respectively. Deferred revenue reported in other liabilities on the Company’s Consolidated Balance Sheet was $6.4 million and $6.3 million at October 31, 2020 and 2019, respectively. The entire deferred revenue balance at the end of any given reporting period is expected to be recognized as management fee revenue in the immediate subsequent quarter.

13.Stock-Based Compensation Plans

Compensation expense recognized by the Company related to its stock-based compensation plans for the years ended October 31, 2020, 2019 and 2018 was as follows:

(in thousands)	2020	2019	2018
Omnibus Incentive Plans:
Restricted stock	$209,217	$57,821	$52,312
Stock options	23,234	21,949	23,531
Deferred stock units	1,745	915	1,008
Employee Stock Purchase Plans	525	355	793
Employee Stock Purchase Incentive Plan	1,096	512	877
Atlanta Capital Plan	1,604	2,280	2,969
Atlanta Capital Phantom Incentive Plan	1,810	1,087	567
Parametric Plan	-	3,461	3,177
Parametric Phantom Incentive Plan	55	3,533	2,821
Total stock-based compensation expense	$239,286	$91,913	$88,055

The total income tax benefit recognized for stock-based compensation arrangements was $58.2 million, $21.3 million and $21.7 million for the years ended October 31, 2020, 2019 and 2018, respectively.

Omnibus Incentive Plans

The 2013 Omnibus Incentive Plan, as amended and restated (2013 Plan), which is administered by the Compensation Committee of the Board, allows for awards of options to acquire shares of the Company’s Non-Voting Common Stock, restricted shares of the Company’s Non-Voting Common Stock (restricted stock awards), restricted stock units and deferred stock units relating to the Company’s Non-Voting Common Stock to eligible employees and non-employee Directors. The 2013 Plan also allows for the issuance of shares to settle phantom incentive units awarded to employees of Atlanta Capital and Parametric. The 2013 Plan contains change in control provisions that may accelerate the vesting of certain awards. A total of 34.5 million shares of Non-Voting Common Stock have been reserved for issuance under the 2013 Plan. Through October 31, 2020, 11.1 million shares of restricted stock, options to purchase 17.9 million shares and 0.1 million shares to settle phantom incentive units have been issued pursuant to the 2013 Plan.

Restricted stock units

Pursuant to the terms of the Agreement and Plan of Merger with Morgan Stanley (Merger Agreement), any stock-based awards granted by the Company subsequent to obtaining the consent of the Voting Trust to approve and adopt the Merger Agreement on October 7, 2020 through the closing date of the merger will be granted in the form of restricted stock units. Each restricted stock unit granted under the 2013 Plan represents the forfeitable right to receive one share of the Company’s Non-Voting Common Stock upon vesting. Restricted stock units are accounted for as equity awards and vest over three years pursuant to a graded vesting schedule. Holders of restricted stock units have forfeitable rights to dividend equivalents equal to the dividends declared on the Company’s Non-Voting Common Stock during the vesting period through the closing date of the merger. Dividend equivalents are reinvested in the form of additional restricted stock units that are credited to the corresponding restricted stock unit award when the Company pays dividends (including the special cash dividend described further in Note 15) on its Non-Voting Common Stock, and vest at the same time as the corresponding restricted stock unit award. The fair value of each restricted stock unit is indexed to the unadjusted observable closing market price of the Company’s Non-Voting Common Stock. As of October 31, 2020, no restricted stock units have been awarded under the 2013 Plan.

Subsequent event

In November 2020, the Company granted a total of 1.7 million restricted stock units under the 2013 Plan at a grant date fair value of $60.43 per unit. Separately, as discussed further in Note 15, the Company paid a special cash dividend of $4.25 per share on December 18, 2020. On that date, 0.1 million of additional restricted stock units were credited to the corresponding restricted stock unit awards at a fair value of $65.29 per unit.

Restricted stock awards

Restricted stock awards granted under the 2013 Plan are accounted for as equity awards and vest over five years pursuant to a graduated vesting schedule. Holders of restricted stock awards have forfeitable rights to dividends equal to the dividends declared on the Company’s Non-Voting Common Stock during the vesting period. These dividends are not paid in cash to holders of restricted stock until the awards vest.

A summary of restricted stock activity for the year ended October 31, 2020 is as follows:

		Weighted-
		Average
		Grant Date
(share amounts in thousands)	Shares	Fair Value
Unvested, beginning of period	5,377	$42.72
Granted	1,694	46.36
Vested	(6,957)	43.57
Forfeited	(114)	44.59
Unvested, end of period	-	$-

The total fair value of restricted stock vested during the years ended October 31, 2020, 2019 and 2018 was $303.1 million, $52.7 million and $47.2 million, respectively.

Pursuant to the terms of the change in control provisions for restricted stock awards under the 2013 Plan, upon obtaining the consent of the Voting Trust to approve and adopt the Merger Agreement on October 7, 2020, the outstanding and unvested restricted stock awards held by employees were immediately vested in full. As a result, the Company recognized the remaining grant-date fair-value attributable to these awards of $140.7 million as compensation expense on that date.

Subsequent event

The terms of the Merger Agreement with Morgan Stanley contemplate the payment of a special cash dividend of $4.25 per share on the Company’s Common Stock. The Company declared the special cash dividend on November 23, 2020 to shareholders of record on December 4, 2020. The dividend was paid on December 18, 2020. In addition to receiving the special dividend payment on shares of the Company’s

Common Stock held on the record date, current and former employees also received a cash payment equivalent to the special dividend amount on restricted shares that were sold to the Company upon vesting of their restricted stock awards to meet payroll tax withholding obligations. Payments in lieu of the special dividend on restricted shares sold to meet payroll tax withholding obligations totaling $7.5 million will be recorded as compensation expense in the first quarter of fiscal 2021.

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

The weighted-average fair values per share of stock options granted during the years ended October 31, 2020, 2019 and 2018 using the Black-Scholes option valuation model were as follows:

	2020	2019	2018
Weighted-average grant date fair value
of options granted	$7.41	$9.07	$10.55

Assumptions:
Dividend yield	3.1% to 4.60%	3.1% to 3.50%	2.4%
Expected volatility	23% to 24%	24% to 31%	24%
Risk-free interest rate	0.50% to 1.60%	2.60% to 3.10%	2.30% to 2.80%
Expected life of options	7.2 years	7.2 years	7.2 years

A summary of stock option activity for the year ended October 31, 2020 is as follows:

(share and intrinsic value amounts in thousands)	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding, beginning of period	17,599	$37.22
Granted	2,888	46.21
Exercised	(3,390)	31.78
Forfeited/expired	(25)	40.78
Options outstanding, end of period	17,072	$39.81	5.8	$341,062
Options exercisable, end of period	8,190	$35.68	4.0	$197,436

The Company received $105.6 million, $43.5 million and $68.4 million related to the exercise of options for the fiscal years ended October 31, 2020, 2019 and 2018, respectively. Shares issued upon exercise of options represent newly issued shares. The total intrinsic value of options exercised during the years ended October 31, 2020, 2019 and 2018 was $63.8 million, $23.4 million and $65.1 million, respectively. The total fair value of options that vested during the year ended October 31, 2020 was $22.4 million.

As of October 31, 2020, there was $37.5 million of compensation cost related to unvested stock options granted under the 2013 Plan and predecessor plans not yet recognized. That cost is expected to be recognized over a weighted-average period of 2.3 years.

Pursuant to the terms of the Merger Agreement with Morgan Stanley, upon the completion of the proposed acquisition of Eaton Vance by Morgan Stanley, each then outstanding and unexercised stock option, whether vested or unvested, will be deemed to have been vested in full, and cancelled and converted into the right to receive a cash payment at closing.

Subsequent event

The terms of the Merger Agreement with Morgan Stanley contemplate the payment of an amount of cash equivalent to the special cash dividend noted above to each holder of an outstanding and unexercised stock option as of the record date of December 4, 2020. The payment was calculated as the product of $4.25 times the number of shares of Non-Voting Common Stock underlying any unexercised option awards on the record date. Payments to current and former employees in lieu of the special dividend on outstanding stock options that have vested will be recorded as a charge to retained earnings totaling $42.3 million. Payments to current and former employees in lieu of the special dividend on outstanding stock options that are unvested will be recorded as compensation expense totaling $25.1 million in the first quarter of fiscal 2021.

Deferred stock units

Deferred stock units issued to non-employee Directors under the 2013 Plan are accounted for as liability awards. Once the awards are granted, the non-employee Directors have the right to receive cash payments related to such awards upon separation from the Company (other than for cause). Because there is no substantive service condition for the vesting of these awards, deferred stock units are considered fully vested for accounting purposes on the grant date and the entire fair value of these awards is recognized as compensation cost on that date. During fiscal 2020 and 2019, deferred stock units were issued to non-employee Directors under the 2013 Plan. The total liability attributable to deferred stock units included as a component of accrued compensation on the Company’s Consolidated Balance Sheet was $3.2 million and $1.7 million as of October 31, 2020 and 2019, respectively. The Company made cash payments of $0.2 million, $0.5 million and $0.4 million in the fiscal years ended October 31, 2020, 2019 and 2018, respectively, to settle deferred stock unit award liabilities. Pursuant to the terms of the Merger Agreement with Morgan Stanley, all outstanding deferred stock units will be deemed to have vested and converted into the right to receive cash upon the close of the transaction.

Employee Stock Purchase Plans

The 2013 Employee Stock Purchase Plan (Qualified ESPP) and the 2013 Nonqualified Employee Stock Purchase Plan (Nonqualified ESPP) (together, Employee Stock Purchase Plans), which are administered by the Compensation Committee of the Board, permit eligible employees to direct up to a maximum of $12,500 per six-month offering period toward the purchase of Non-Voting Common Stock at the lower of 90 percent of the market price of the Non-Voting Common Stock at the beginning or at the end of each offering period. The Qualified ESPP qualifies under Section 423 of the U.S. Internal Revenue Code of 1986, as amended (Internal Revenue Code). A total of 0.5 million and 0.1 million shares of the Company’s Non-Voting Common Stock have been reserved for issuance under the Qualified ESPP and Nonqualified ESPP, respectively. Through October 31, 2020, 0.6 million shares have been issued pursuant to the Employee Stock Purchase Plans.

The Company received $3.0 million, $3.2 million and $3.2 million related to shares issued under the Employee Stock Purchase Plans for the years ended October 31, 2020, 2019 and 2018, respectively.

Subsequent event

The Company received $1.6 million related to shares issued under the Employee Stock Purchase Plans for the six-month offering period that concluded in November 2020. Pursuant to the terms of the Merger Agreement with Morgan Stanley, this will be the final offering period of the Employee Stock Purchase Plans.

Employee Stock Purchase Incentive Plan

The 2013 Incentive Compensation Nonqualified Employee Stock Purchase Plan (Employee Stock Purchase Incentive Plan), which is administered by the Compensation Committee of the Board, permits employees to direct up to half of their incentive bonuses and commissions toward the purchase of the Company’s Non-Voting Common Stock at the lower of 90 percent of the market price of the Non-Voting Common Stock at the beginning or at the end of each quarterly offering period. A total of 0.9 million shares of the Company’s Non-Voting Common Stock have been reserved for issuance under the Employee Stock Purchase Incentive Plan. Through October 31, 2020, 0.8 million shares have been issued pursuant to the Employee Stock Purchase Incentive Plan.

The Company received $4.0 million, $4.6 million and $4.9 million related to shares issued under the Employee Stock Purchase Incentive Plan for the years ended October 31, 2020, 2019 and 2018, respectively.

Subsequent event

The Company received $2.0 million related to shares issued under the Employee Stock Purchase Incentive Plan for the quarterly offering period that concluded in November 2020. Pursuant to the terms of the Merger Agreement with Morgan Stanley, this will be the final offering period of the Employee Stock Purchase Incentive Plan.

Atlanta Capital and Parametric Long-Term Equity Incentive Plans

The Atlanta Capital Plan and the Parametric Plan allow for awards of profit units of Atlanta Capital and Parametric, respectively, to key employees that are accounted for as equity awards. The Company did not grant any profit interests under either the Atlanta Capital Plan or the Parametric Plan in fiscal 2020, 2019, or 2018. Profit units granted vest over five years and entitle the holders to quarterly distributions of available cash flow.

As of October 31, 2020, there was $0.8 million of compensation cost related to unvested profit units previously granted under the Atlanta Capital Plan not yet recognized. That cost is expected to be recognized over a weighted-average period of 1.0 year. The compensation cost attributable to these awards was measured at the grant date using the unadjusted per unit equity value of Atlanta Capital described further in the phantom incentive plan section of this Note below. A total of 323,016 profit units have been issued pursuant to the Atlanta Capital Plan through October 31, 2020.

During the fourth quarter of fiscal 2019, the Company purchased all of the outstanding profit units held by current and former employees under the Parametric Plan (see Note 10). The Company accelerated the vesting of these units and recognized all of the remaining compensation cost attributable to these units, which totaled $1.6 million, in the fourth quarter of fiscal 2019. The Company terminated the Parametric Plan in the first quarter of fiscal 2020.

Subsequent event

Pursuant to the terms of the Merger Agreement with Morgan Stanley, in December 2020 the Company offered and obtained the consent of the holders of the remaining outstanding profit units under the Atlanta Capital Plan to vest and purchase such profit units for cash at fair value. Upon vesting, the remaining unrecognized grant date fair value attributable to these awards was recognized as compensation expense. The Company expects to purchase the profit units by December 31, 2020.

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

The fair value of each phantom incentive unit is indexed to the equity value of Atlanta Capital or Parametric, as applicable, determined on a per unit basis at least annually utilizing an appraisal of each entity that is developed using two weighted valuation techniques: specifically, an income approach and a market approach. The appraisals are prepared by an independent valuation firm and approved by management. The income approach employs a discounted cash flow model to ascribe an enterprise value to each entity that takes into account projections of future cash flows developed utilizing the best information available and market-based assumptions that are consistent with other comparable publicly traded investment management companies of a similar size, including current period actual results, historical trends, forecasted results provided by management and extended by the independent valuation firm, and an appropriate risk-adjusted discount rate that takes into consideration an estimated weighted average cost of capital. The market approach ascribes an enterprise value to each entity by applying market multiples of other comparable publicly traded investment management companies of a similar size. At the grant date, the per unit equity value is adjusted to take into consideration that holders of these units are not entitled to receive distributions of future earnings from Atlanta Capital or Parametric, as applicable, nor are they entitled to receive dividend or dividend equivalents from these entities. At the vesting date, the fair value of each vested phantom incentive unit is measured; however, no adjustment to the per unit equity value is made. These awards are settled in shares of the Company’s Non-Voting Common Stock under the 2013 Plan determined based on the unadjusted per unit equity value and the closing market price of the stock observed on the vesting date.

Phantom incentive units are not reserved for issuance; rather, the Company determines the number of authorized phantom incentive unit awards annually on the first business day of the fiscal year. The awards are subject to the Non-Voting Common Stock reserves defined under the 2013 Plan, as described above.

Atlanta Capital Phantom Incentive Plan

A summary of phantom incentive unit activity for the year ended October 31, 2020 is presented below:

		Weighted-
	Phantom	Average
	Incentive	Grant Date
	Units	Fair Value
Unvested, beginning of period	37,470	$137.52
Granted	23,938	150.42
Vested	(4,941)	138.68
Unvested, end of period	56,467	$142.89

As of October 31, 2020, there was $5.6 million of compensation cost related to unvested awards granted under the Atlantic Capital Phantom Incentive Plan not yet recognized. That cost is expected to be recognized over a weighted-average period of 3.2 years.

Subsequent event

Pursuant to the terms of the Merger Agreement with Morgan Stanley, all outstanding unvested awards granted under the Atlanta Capital Phantom Incentive Plan vested and settled in shares of the Company’s Non-Voting Common Stock on December 3, 2020. Upon vesting, the remaining unrecognized grant date fair value attributable to these awards was recognized as compensation expense.

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

A summary of phantom incentive unit activity for the year ended October 31, 2020 under the 2016 Parametric Plan is presented below:

		Weighted-
		Average
	Phantom	Grant Date
	Incentive	Fair Value
	Units	Per Unit
Unvested, beginning of period	75	$2,091.93
Vested	(15)	2,062.75
Forfeited	(5)	2,208.66
Unvested, end of period	55	$2,089.28

A summary of phantom incentive unit activity for the year ended October 31, 2020 under the 2018 Parametric Plan is presented below:

		Weighted-
		Average
	Phantom	Grant Date
	Incentive	Fair Value
	Units	Per Unit
Unvested, beginning of period	5,897	$22.82
Vested	(591)	22.81
Forfeited	(638)	22.80
Unvested, end of period	4,668	$22.82

As of October 31, 2020, there was $0.1 million of unrecognized compensation cost related to unvested awards granted under each of the 2016 Parametric Plan and the 2018 Parametric Plan. The expense associated with these awards is expected to be recognized over a weighted-average period of 1.7 years and 3.0 years, respectively.

Subsequent event

Pursuant to the terms of the Merger Agreement with Morgan Stanley, all outstanding unvested awards granted under each of the 2016 Parametric Plan and the 2018 Parametric Plan vested and settled in shares of the Company’s Non-Voting Common Stock on December 4, 2020. Upon vesting, the remaining unrecognized grant date fair value attributable to these awards was recognized as compensation expense.

Stock Option Income Deferral Plan

The Company has established an unfunded, non-qualified Stock Option Income Deferral Plan to permit key employees to defer recognition of income upon exercise of non-qualified stock options previously granted by the Company. As of October 31, 2020, options to purchase 0.2 million shares have been exercised and placed in trust with the Company.

Subsequent event

In connection with the proposed acquisition of Eaton Vance by Morgan Stanley, the Board has consented to the termination of the Stock Option Income Deferral Plan. All outstanding positions in such plan will close and settle in shares of the Company’s Non-Voting Common Stock prior to the close of the proposed acquisition of Eaton Vance by Morgan Stanley.

14.Employee Benefit Plans

Profit Sharing and Savings Plan

The Company has a Profit Sharing and Savings Plan for the benefit of employees. The Profit Sharing and Savings Plan is a defined contribution profit sharing plan with a 401(k) deferral component. All full-time employees who have met certain age and length of service requirements are eligible to participate in the plan. The plan allows participating employees to make elective deferrals of compensation up to the plan’s annual limits. The Company then matches each participant’s contribution on a dollar-for-dollar basis to a maximum of $2,000 per annum. In addition, the Company may, at its discretion, contribute up to 15 percent of eligible employee compensation to the plan, to a maximum of $42,000, $41,250 and $40,500 per employee for the years ended October 31, 2020, 2019 and 2018. The Company’s expense under the plan was $35.1 million, $31.3 million and $29.5 million for the years ended October 31, 2020, 2019 and 2018, respectively.

Supplemental Profit Sharing Retirement Plan

The Company has an unfunded, non-qualified Supplemental Profit Sharing Retirement Plan whereby certain key employees of the Company may receive profit sharing contributions in excess of the amounts allowed under the Profit Sharing and Savings Plan. Participation in the Supplemental Profit Sharing Retirement Plan has been frozen and is restricted to employees who qualified as participants on November 1, 2002. The Company did not make any contributions to the plan in fiscal 2020. Participants in the Supplemental Profit Sharing Retirement Plan continue to earn investment returns on their balances commensurate with those earned in the employer-directed portion of the Profit Sharing and Savings Plan. The Company’s expense under the Supplemental Profit Sharing Retirement Plan for the years ended October 31, 2020, 2019 and 2018 was $12,952, $28,312 and $1,128, respectively.

Subsequent event

In connection with the proposed acquisition of Eaton Vance by Morgan Stanley, the Board has consented to the termination of the Supplemental Profit Sharing Retirement Plan. All outstanding positions in such plan will close and settle in cash prior to the close of the proposed acquisition of Eaton Vance by Morgan Stanley.

15.Common Stock

All outstanding shares of the Company’s Voting Common Stock are deposited in a voting trust, the trustees of which have unrestricted voting rights with respect to the Voting Common Stock. The trustees of the voting trust are all officers of the Company. Non-Voting Common shares do not have voting rights under any circumstances. During fiscal 2020, the Company issued 55,708 shares and repurchased 13,927 shares of its Voting Common Stock.

The Company’s Non-Voting Common Stock share repurchase program was authorized on July 10, 2019. The Board authorized management to repurchase and retire up to 8.0 million shares of its Non-Voting Common Stock on the open market and in private transactions in accordance with applicable securities laws. The Company’s share repurchase program is not subject to an expiration date, however, open-market purchases of common stock are prohibited by the Merger Agreement with Morgan Stanley while the merger is pending.

In fiscal 2020, the Company purchased and retired approximately 4.2 million shares of its Non-Voting Common Stock under the current repurchase authorization, which includes shares of Non-Voting Common Stock repurchased to meet withholding tax obligations upon the vesting of restricted share awards.

Subsequent event

Pursuant to the terms of the Merger Agreement with Morgan Stanley, holders of the outstanding shares of the Company’s common stock were entitled to receive a special cash dividend of $4.25 per share of Eaton Vance Common Stock held. On November 23, 2020, the Company declared this special cash dividend payable to shareholders of record as of the close of business on December 4, 2020. The special cash dividend of $494.9 million was paid on December 18, 2020.

16.Non-operating Income (Expense)

The components of non-operating income (expense) for the years ended October 31, 2020, 2019 and 2018 were as follows:

(in thousands)	2020	2019	2018
Interest and other income	$25,336	$43,665	$35,150
Net gains (losses) on investments and derivatives (1)	(21,613)	8,255	(24,319)
Net foreign currency losses	(480)	(880)	(765)
Gains and other investment income, net	3,243	51,040	10,066
Interest expense	(23,940)	(23,795)	(23,629)
Other income (expense) of consolidated CLO entities:
Interest income	73,307	74,512	14,883
Net gains (losses) on bank loans and other investments
and note obligations	(37,184)	(4,240)	1,999
Gains and other investment income, net	36,123	70,272	16,882
Structuring and closing fees	(8,251)	(6,337)	(4,830)
Interest expense	(46,950)	(53,013)	(10,456)
Interest and other expense	(55,201)	(59,350)	(15,286)
Total non-operating income (expense)	$(39,775)	$38,167	$(11,967)

(1)	Fiscal 2018 includes a $6.5 million loss associated with the Company's determination not to exercise its option to acquire an additional 26 percent ownership in Hexavest.

17.Income Taxes

The provision for income taxes for the years ended October 31, 2020, 2019 and 2018 consists of the following:

(in thousands)	2020	2019	2018
Current:
Federal	$38,798	$100,812	$104,510
State	9,756	29,938	26,942
Deferred:
Federal	28,488	3,222	24,894
State	6,858	1,280	357
Total	$83,900	$135,252	$156,703

On December 22, 2017, the Tax Cuts and Jobs Act (2017 Tax Act) was signed into law in the U.S. Among other significant changes, the 2017 Tax Act reduced the statutory federal income tax rate for U.S. corporate taxpayers from a maximum of 35 percent to 21 percent and required the deemed repatriation of foreign earnings not previously subject to U.S. taxation.

The following table reconciles the U.S. statutory federal income tax rate to the Company’s effective tax rate for the years ended October 31, 2020, 2019 and 2018:

	2020	2019	2018
Statutory U.S. federal income tax rate(1)	21.0%	21.0%	23.3%
State income tax, net of federal income tax benefits	5.0	4.7	4.4
Net income attributable to non-controlling and other beneficial
Interests	0.3	(1.2)	(0.7)
Non-recurring impact of U.S. tax reform	-	-	4.4
Stock-based compensation	(0.1)	0.2	0.4
Net excess tax benefits from stock-based compensation plans(2)	(2.7)	(1.0)	(3.2)
Other items	1.6	0.5	0.2
Effective income tax rate	25.1%	24.2%	28.8%

(1) The Company's statutory U.S. federal income tax rate for the year ended October 31, 2018 was a blend of 35 percent and 21 percent based on the number of days in the Company's fiscal year before and after the January 1, 2018 effective date of the reduction in the federal corporate income tax rate pursuant to the 2017 Tax Act.

(2) Reflects the impact of the adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which was adopted by the Company as of November 1, 2017 and requires additional paid-in-capital to be recognized as income tax benefit or income tax expense in the period of vesting or settlement.

The Company’s income tax provision for the year ended October 31, 2020 included $5.7 million of charges associated with certain provisions of the 2017 Tax Act taking effect for the Company in fiscal 2019, relating principally to limitations on the deductibility of executive compensation. The Company’s income tax provision was reduced by net excess tax benefits of $9.0 million related to the exercise of employee stock options and vesting of restricted stock awards during the period. Additionally, the income tax provision increased by $1.3 million related to net income attributable to redeemable non-controlling interests and other beneficial interests, which is not taxable to the Company.

The Company’s income tax provision for the year ended October 31, 2019 included $3.2 million of charges associated with certain provisions of the 2017 Tax Act taking effect for the Company in fiscal 2019, relating principally to limitations on the deductibility of executive compensation. The Company’s income tax provision was reduced by net excess tax benefits of $5.4 million related to the exercise of employee stock options and vesting of restricted stock awards during the period, and $8.4 million related to the net income attributable to redeemable non-controlling interests and other beneficial interests, which is not taxable to the Company.

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

As of October 31, 2020, the Company considers the undistributed earnings of certain foreign subsidiaries to be permanently reinvested, and not available to fund U.S. operations. As of that date, the Company had approximately $11.6 million of undistributed foreign earnings, primarily from operations in the U.K., which are not available to fund U.S. operations or to distribute to shareholders unless repatriated. In consideration of the treatment of taxable distributions under the 2017 Tax Act, the impact of Global Intangible Low Taxed Income on the Company’s future foreign earnings and lack of withholding tax imposed by certain foreign governments, any future tax liability with respect to repatriating these undistributed earnings is immaterial.

As of October 31, 2019, the Company had approximately $8.5 million of undistributed earnings from its Canadian subsidiary. As of April 2019, the Company no longer considered the undistributed earnings of its Canadian subsidiary to be indefinitely reinvested in foreign operations. This change in assertion allowed the Canadian subsidiary to declare and pay a $65.2 million dividend in April 2019 to its U.S. parent company, which is a wholly-owned subsidiary of the Company. The payment of this dividend had no financial statement impact, as all previously undistributed earnings from the Canadian subsidiary were subject to taxation in fiscal 2018 due to the 2017 Tax Act. The dividend did, however, result in a $0.5 million reduction in our fiscal 2019 tax expense due to a realized foreign exchange loss.

The reported amount of deferred income taxes included in the Company’s Consolidated Balance Sheet includes a deferred tax asset for the excess of the underlying tax basis of the Company’s 49% equity-method investment in Hexavest over its carrying amount (outside basis difference). As discussed further in Note 4, during fiscal 2020, the Company recognized an other-than-temporary impairment charge to write down the carrying amount of its investment in Hexavest to fair value. The other-than-temporary impairment charge did not affect the Company’s tax basis in this investment. The Company determined that the entire gross deferred tax asset attributable to the outside basis difference in the Company’s investment in Hexavest of $18.2 million as of October 31,2020 (of which $16.6 million is attributable to the recognition of the other-than-temporary impairment charge) is more likely than not unrealizable and therefore recorded a valuation allowance for the entire amount. No other valuation allowances have been recorded for deferred tax assets as of October 31, 2020.

Deferred income taxes reflect the expected future tax consequences of temporary differences between the carrying amounts and tax basis of the Company’s assets and liabilities. The significant components of deferred income taxes were as follows:

(in thousands)	2020	2019
Deferred tax assets:
Lease liability	$74,831	$-
Stock-based compensation	23,926	45,505
Investment basis in partnerships	-	25,245
Deferred rent	-	8,017
Differences between book and tax bases of investments	33,922	7,893
Differences between book and tax bases of goodwill and intangibles	9,832	-
Compensation and benefit expense	5,741	5,259
Federal benefit of unrecognized state tax benefits	352	282
Other	-	193
Gross deferred tax assets	148,604	92,394
Valuation allowance	(18,166)	-
Total deferred tax asset	$130,438	$92,394

Deferred tax liabilities:
ROU Asset	$(63,073)	$-
Deferred sales commissions	(15,510)	(14,189)
Differences between book and tax bases of property	(13,292)	(7,270)
Differences between book and tax bases of goodwill and intangibles	-	(8,218)
Investment basis in partnerships	(4,659)	-
Unrealized gains on derivative instruments	-	(56)
Other	(481)	-
Total deferred tax liability	$(97,015)	$(29,733)
Net deferred tax asset	$33,423	$62,661

Other than as discussed above, no valuation allowances have been recorded for deferred tax assets as of October 31, 2020, reflecting management’s belief that the deferred tax assets will be utilized. As of October 31, 2019, no valuation allowance was recorded for deferred tax assets.

The changes in gross unrecognized tax benefits, excluding interest and penalties, for the years ended October 31, 2020, 2019 and 2018 were as follows:

(in thousands)	2020	2019	2018
Beginning balance	$743	$695	$1,029
Additions for tax positions of prior years	393	-	7
Additions based on tax positions related to current year	106	74	93
Reductions for tax positions of prior years	-	(26)	-
Decrease - Settlements	(394)	-	-
Lapse of statute of limitations	-	-	(434)
Ending balance	$848	$743	$695

Unrecognized tax benefits, if recognized, would reduce the income tax provision by $0.8 million, $0.7 million and $0.7 million, respectively, for the years ended October 31, 2020, 2019 and 2018.

The Company recognized $0.3 million, $0.1 million and $0.1 million, respectively, in interest and penalties in its income tax provision for the years ended October 31, 2020, 2019 and 2018, respectively. Accrued interest and penalties, which are included as a component of unrecognized tax benefits, totaled $1.1 million and $0.8 million at October 31, 2020 and 2019, respectively.

The Company believes that it is reasonably possible that approximately $0.8 million of its currently remaining unrecognized tax benefits, each of which are individually insignificant, may be recognized within the next 12 months as a result of a lapse of the statute of limitations and settlements with state taxing authorities.

The Company is generally no longer subject to income tax examinations by U.S. federal, state, local or non-U.S. taxing authorities for fiscal years prior to fiscal 2017.

18.Non-controlling and Other Beneficial Interests

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

In the fourth quarter of fiscal 2019, the Company purchased all remaining outstanding non-controlling profit and capital interests in Parametric held by current and former Parametric employees (see Note 10).

The components of net (income) loss attributable to non-controlling and other beneficial interests for the years ended October 31, 2020, 2019 and 2018 were as follows:

(in thousands)	2020	2019	2018
Consolidated sponsored funds	$10,560	$(20,081)	$232
Majority-owned subsidiaries	(5,378)	(12,760)	(16,199)
Net (income) loss attributable to non-controlling and
other beneficial interests	$5,182	$(32,841)	$(15,967)

19.Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax, for the years ended October 31, 2020, 2019 and 2018 were as follows:

(in thousands)	Unamortized Net Losses on Cash Flow Hedges(1)	Net Unrealized Gains on Available-for-Sale Investments	Foreign Currency Translation Adjustments(2)	Total
Balance at October 31, 2017	$301	$4,128	$(51,903)	$(47,474)
Other comprehensive income (loss),
before reclassifications and tax	-	2,409	(5,192)	(2,783)
Tax impact	-	(699)	-	(699)
Reclassification adjustments, before tax	(132)	(2,940)	-	(3,072)
Tax impact	31	816	-	847
Net current period other comprehensive
loss	(101)	(414)	(5,192)	(5,707)
Balance at October 31, 2018	$200	$3,714	$(57,095)	$(53,181)
Cumulative effect adjustment upon
adoption of new accounting standard
(ASU 2016-01)(3)	-	(3,714)	-	(3,714)
Balance at November 1, 2018, as adjusted	200	-	(57,095)	(56,895)
Other comprehensive loss, before
reclassifications and tax	-	-	(1,322)	(1,322)
Reclassification adjustments, before tax	(133)	-	-	(133)
Tax impact	33	-	-	33
Net current period other comprehensive
loss	(100)	-	(1,322)	(1,422)
Balance at October 31, 2019	$100	$-	$(58,417)	$(58,317)
Other comprehensive loss, before
reclassifications and tax	-	-	(4,859)	(4,859)
Reclassification adjustments, before tax	(219)	-	-	(219)
Tax impact	119	-	-	119
Net current period other comprehensive
loss	(100)	-	(4,859)	(4,959)
Balance at October 31, 2020	$-	$-	$(63,276)	$(63,276)

(1) Amounts reclassified from accumulated other comprehensive loss, net of tax, represent the amortization of net gains on qualifying derivative financial instruments formerly designated as cash flow hedges.

(2) Balances at October 31, 2020, 2019 and 2018, respectively, include cumulative foreign currency translation losses of $58.2 million, $54.3 million and $52.5 million with respect to the Company’s wholly-owned Canadian subsidiary, EVMC.

(3) Upon adoption of ASU 2016-01 on November 1, 2018, unrealized holding gains, net of related income tax effects, attributable to investments in non-consolidated sponsored funds and other investments previously classified as available-for-sale investments were reclassified from accumulated other comprehensive loss to retained earnings.

20.Earnings per Share

The following table sets forth the calculation of earnings per basic and diluted shares for the years ended October 31, 2020, 2019 and 2018:

(in thousands, except per share data)	2020	2019	2018
Net income attributable to Eaton Vance Corp. shareholders	$138,516	$400,035	$381,938
Weighted-average shares outstanding – basic	109,617	110,064	114,745
Incremental common shares	6,118	4,324	8,187
Weighted-average shares outstanding – diluted	115,735	114,388	122,932
Earnings per share:
Basic	$1.26	$3.63	$3.33
Diluted	$1.20	$3.50	$3.11

Antidilutive common shares related to stock options and unvested restricted stock excluded from the computation of earnings per diluted share were approximately 8.4 million, 6.0 million and 2.1 million for the years ended October 31, 2020, 2019 and 2018, respectively.

21.Commitments and Contingencies

In the normal course of business, the Company enters into agreements that include indemnities in favor of third parties, such as engagement letters with advisors and consultants, information technology agreements, distribution agreements and service agreements. In certain circumstances, these indemnities in favor of third parties relate to service agreements entered into by investment funds advised by EVM, Boston Management and Research, or Calvert, all of which are direct or indirect wholly-owned subsidiaries of the Company. The Company has also agreed to indemnify its directors, officers and employees in accordance with the Company’s Articles of Incorporation, as amended. Certain agreements do not contain any limits on the Company’s liability and, therefore, it is not possible to estimate the Company’s potential liability under these indemnities. In certain cases, the Company has recourse against third parties with respect to these indemnities. Further, the Company maintains insurance policies that may provide coverage against certain claims under these indemnities.

The Company and its subsidiaries are subject to various legal proceedings. In the opinion of management, after discussions with legal counsel, the ultimate resolution of these matters will not have a material effect on the consolidated financial condition, results of operations or cash flows of the Company.

Other commitments and contingencies include puts and calls related to non-controlling profit interests granted under the Atlanta Capital Plan (see Note 10).

The Company could be subject to litigation related to any failure to complete the merger or related to any legal proceeding commenced against the Company or Morgan Stanley to perform their respective obligations under the Merger Agreement. If the merger is not completed, these risks may materialize and may adversely affect the Company’s businesses, financial condition, financial results, ratings, stock prices and/or bond prices.

Contingent Consideration

In the fourth quarter of fiscal 2020, the Company, through its wholly-owned subsidiary Eaton Vance Investment Counsel, acquired substantially all of the assets of WaterOak. This transaction was accounted for as an asset acquisition. As part of the total cost of the acquisition, the Company incurred a contingent liability of $19.3 million (reported within other liabilities on the Company’s Consolidated Balance Sheet) representing future cash payments to be made based on a prescribed multiple of WaterOak’s attributable EBITDA for each twelve-month period ending October 31, 2021, 2022, 2023, and 2024. See Note 10 for further information.

Payments to Holders of Stock Options upon Completion of the Merger

Pursuant to the terms of the Merger Agreement with Morgan Stanley, upon the completion of the proposed acquisition of Eaton Vance by Morgan Stanley, each then outstanding and unexercised Eaton Vance stock option, whether vested or unvested, will be deemed to have been vested in full and cancelled and converted into the right to receive a cash payment. The amount of the cash payment will be equal to the excess of the per share cash consideration payable by Morgan Stanley to acquire the Company’s Non-Voting Common Stock as of the closing date over the stock option exercise price (in-the-money amount of the option), plus, for holders of options who continue to provide services to the Company upon completion of the proposed acquisition, the amount by which, if any, the Black-Scholes option value of the option as calculated in the manner prescribed in the Merger Agreement exceeds the in-the-money amount of the option. Holders of vested stock options may continue to exercise their options prior to the closing date. The Company’s obligation to make the aforementioned cash payments to holders of outstanding options is contingent on the close of the transaction. Although the amount of these cash payments may be significant, an estimate of such payments cannot be made since the payment amounts are dependent on both the number of options outstanding at the closing date and various market-based variables that cannot be measured until the closing date, including the price of Morgan Stanley Common Stock.

Payment to Unaffiliated Investment Banking Firm upon Completion of Merger

In fiscal 2020, the Company engaged an unaffiliated investment banking firm to provide certain financial advisory services in connection with a potential sale or merger transaction involving the Company. The investment banking firm’s compensation in connection with the Company’s proposed acquisition by Morgan Stanley is contingent upon the completion of the transaction and will be calculated as a percentage of aggregate consideration paid. Accordingly, the Company has not yet recognized any amounts related to the payment as of October 31, 2020.

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

Revenues for services provided or related to sponsored funds for the years ended October 31, 2020, 2019 and 2018 were as follows:

(in thousands)	2020	2019	2018
Management fees	$1,012,608	$999,256	$1,015,263
Distribution and underwriter fees	77,056	85,612	97,371
Service fees	131,724	123,073	122,231
Shareholder service fees included in other revenue	4,874	6,435	6,107
Total	$1,226,262	$1,214,376	$1,240,972

For the years ended October 31, 2020, 2019 and 2018, the Company contractually waived management fees it was otherwise entitled to receive of $21.5 million, $19.1 million and $17.6 million, respectively. Separately, for the same periods, the Company provided subsidies to sponsored funds of $24.0 million, $27.7 million and $26.9 million, respectively. Fee waivers and fund subsidies are recognized as a reduction to management fees on the Consolidated Statements of Income.

Sales proceeds and net realized gains for the years ended October 31, 2020, 2019 and 2018 from investments in non-consolidated sponsored funds were as follows:

(in thousands)	2020	2019	2018
Proceeds from sales	$15,902	$7,831	$21,192
Net realized gains	30	5,505	3,240

The Company pays all ordinary operating expenses of certain sponsored funds (excluding investment advisory and administrative fees) for which it earns an all-in management fee. For the years ended October 31, 2020, 2019 and 2018, expenses of $11.1 million, $13.2 million and $14.2 million, respectively, were incurred by the Company pursuant to these arrangements.

Included in management fees and other receivables at October 31, 2020 and 2019 are receivables due from sponsored funds of $107.8 million and $104.1 million, respectively. Included in accounts payable and accrued expenses at October 31, 2020 and 2019 are payables due to sponsored funds of $1.4 million and $2.2 million, respectively, relating primarily to fund subsidies.

Loan to affiliate

On December 23, 2015, EVMC, a wholly owned subsidiary of the Company, loaned $5.0 million to Hexavest under a term loan agreement to seed a new investment strategy. The loan renews automatically for an additional one-year period on each anniversary date unless written termination notice is provided by EVMC. Through October 31, 2018, the Company earned interest equal to the one-year Canadian Dollar Offered Rate plus 200 basis points. In November 2018, the Company amended the term loan agreement to reduce the market interest rate of the loan to be equal to the one-year Canadian Dollar Offered Rate plus 100 basis points. Hexavest may prepay the loan in whole or in part at any time without penalty. The Company recorded $0.2 million of interest income related to the loan in gains (losses) and other investment income, net, in the Company’s Consolidated Statement of Income during the fiscal years ended October 31, 2020 and 2019. Interest due from Hexavest under this arrangement included in other assets on the Company’s Consolidated Balance Sheets was $13,000 and $15,000 at October 31, 2020 and 2019, respectively.

Employee loan program

The Company has established an Employee Loan Program under which a program maximum of $20.0 million is available for loans to officers (other than executive officers) and other key employees of the Company for purposes of financing the exercise of employee stock options. Loans are written for a seven-year period, at varying fixed interest rates (currently ranging from 0.4 percent to 2.9 percent), are payable in annual installments commencing with the third year in which the loan is outstanding and are collateralized by the stock issued upon exercise of the option. All loans under the program must be made on or before October 31, 2022. Loans outstanding under this program, which are full recourse in nature, are reflected as notes receivable from stock option exercises in shareholders’ equity and totaled $7.1 million and $8.4 million at October 31, 2020 and 2019, respectively.

23.Regulatory Requirements

The Company is required to maintain net capital in certain regulated subsidiaries within a number of jurisdictions. Such requirements may limit the Company’s ability to make withdrawals of capital from these subsidiaries.

EVD, a wholly-owned subsidiary of the Company and principal underwriter of the Eaton Vance-, Parametric- and Calvert-branded funds, is subject to the U.S. Securities and Exchange Commission’s uniform net capital rule, which requires the maintenance of minimum net capital. For purposes of this rule, EVD had net capital of $147.9 million at October 31, 2020, which exceeded its minimum net capital requirement of $3.7 million as of such date. The ratio of aggregate indebtedness to net capital at October 31, 2020 was 0.38-to-1.

At October 31, 2020, the Company was required to maintain net capital in certain other regulated subsidiaries. The Company was in compliance with all applicable regulatory minimum net capital requirements.

24.Concentrations of Credit Risk and Significant Relationships

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents held. The Company maintains cash and cash equivalents with various financial institutions. Cash deposits maintained at a financial institution may exceed the federally insured limit.

During the fiscal years ended October 31, 2020, 2019 and 2018, there were no sponsored funds or separate account customers, related funds or other clients that provided over 10 percent of the total revenue of the Company.

25.Geographic Information

Revenues by principal geographic area for the years ended October 31, 2020, 2019 and 2018 were as follows:

(in thousands)	2020	2019	2018
Revenue:
U.S.	$1,679,905	$1,622,163	$1,625,173
International	50,460	61,089	67,249
Total	$1,730,365	$1,683,252	$1,692,422

Long-lived assets by principal geographic area as of October 31, 2020 and 2019 were as follows:

(in thousands)	2020	2019
Long-lived Assets:
U.S.	$69,961	$71,000
International	1,869	1,798
Total	$71,830	$72,798

International revenues and long-lived assets are attributed to countries based on the location in which revenues are earned and where the assets reside.

26.Comparative Quarterly Financial Information (Unaudited)

	2020
(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year

Total revenue	$452,554	$405,911	$420,819	$451,081	$1,730,365
Operating income	$134,719	$121,956	$131,221	$(13,656)	$374,240
Net income	$112,835	$28,056	$26,389	$(33,946)	$133,334
Net income attributable to Eaton
Vance Corp. shareholders	$103,985	$72,058	$(1,593)	$(35,934)	$138,516
Earnings per Share:
Basic	$0.95	$0.66	$(0.01)	$(0.32)	$1.26
Diluted	$0.91	$0.65	$(0.01)	$(0.31)	$1.20

	2019
(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year

Total revenue	$406,416	$411,861	$431,235	$433,740	$1,683,252
Operating income	$121,130	$127,173	$137,135	$135,433	$520,871
Net income	$92,260	$113,130	$108,536	$118,950	$432,876
Net income attributable to Eaton
Vance Corp. shareholders	$86,801	$101,807	$102,221	$109,206	$400,035
Earnings per Share:
Basic	$0.77	$0.92	$0.94	$1.00	$3.63
Diluted	$0.75	$0.89	$0.90	$0.96	$3.50

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Eaton Vance Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Eaton Vance Corp. and subsidiaries (the "Company") as of October 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows, for each of the three years in the period ended October 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of October 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 22, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Investments in Equity Method Investees — Refer to Note 4 to the financial statements

Critical Audit Matter Description

The Company has a 49 percent equity interest in Hexavest Inc. (Hexavest), a Montreal, Canada-based investment adviser. The investment is accounted for under the equity method of accounting. Investments in equity method investees are evaluated for impairment as events or changes in circumstances indicate that the carrying value of the investment may not be recoverable. During fiscal 2020, Hexavest experienced a decline in managed assets and associated management fee revenue driven principally by client withdrawals. The Company performed impairment analyses at June 30, 2020 and October 31, 2020 to determine the recoverability of the carrying value of the investment in Hexavest.

The fair value of the Company’s investment in Hexavest was estimated utilizing two valuation approaches, a discounted cash flow methodology under the income approach and a guideline public company methodology under the market approach. The valuations were prepared with the assistance of an independent valuation firm and reviewed and approved by Company management. The fair value of the Company’s investment in Hexavest at the June 30, 2020 and October 31, 2020 valuation dates were calculated as $32.7 million and $11.4 million, respectively. The Company determined that the decline in fair value as of both these dates was other-than-temporary due to the severity of the difference between the carrying values and the estimated fair values of the investment. Accordingly, the Company recognized other-than-temporary impairment charges of $100.5 million and $21.7 million during the third and fourth quarter of the Company’s fiscal year, respectively ($122.2 million in total) to write down the carrying amount of its investment in Hexavest to fair value at each date.

Auditing the valuation of Hexavest involved a high degree of judgment and an increased extent of effort, including the need to involve our fair value specialists in evaluating management’s judgments especially as it relates to market rate assumptions and discount rates, as well as the weightings of the income approach and market approach.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the fair value of Hexavest included the following:

• We tested the effectiveness of controls over the Company’s valuation of Hexavest, including those related to model validation and verification of inputs.

• We evaluated the valuation methodologies used by the Company to determine whether they were consistent with generally accepted valuation practices.

• We evaluated certain of the Company’s fair value assumptions by performing detailed procedures. These included, but were not limited to, the involvement of our fair value specialists in the evaluation of certain business assumptions and valuation assumptions, including managed asset projections, revenue growth projections and discount rates, and methodologies utilized in the valuation models.

- We independently estimated the discount rate for Hexavest used by the Company in the income approach.

- We performed an analysis of inflation, economic, and industry growth statistics to determine whether Hexavest’s long-term growth rate used in the income approach fell within an acceptable range of the market data.

- We evaluated the appropriateness of the Company’s selection of guideline public companies and the calculations of selected valuation multiples used by the Company in the market approach.

- We evaluated the appropriateness of the Company’s weighting of the income approach and the market approach in the determination of fair value.

• We also held various discussions with the Company’s accounting and operations management regarding the business assumptions and future expected cash flows utilized in the valuation models. We performed testing of the completeness and accuracy of the underlying data used in the models and, on a test basis, obtained audit support to substantiate the assumptions utilized in the models.

• We evaluated whether the assumptions used were consistent with evidence obtained in other areas of the audit.

Valuation of the Assets of WaterOak Acquired and the Contingent Liability — Refer to Note 10 and Note 21 to the financial statements

Critical Audit Matter Description

During the year, the Company acquired substantially all of the assets of WaterOak Advisors, LLC (“WaterOak”). Pursuant to the relevant accounting literature, the Company accounted for this transaction as an asset acquisition because substantially all of the fair value of the gross assets acquired was concentrated in a single identifiable intangible asset (i.e., client relationships).

The total cost to acquire WaterOak was $48.1 million. At closing, the Company paid $28.8 million in cash and incurred a contingent liability of $19.3 million. The contingent liability represents the fair value of the future cash payments to be made based on a prescribed multiple of WaterOak’s attributable EBITDA for each twelve-month period ending October 31, 2021, 2022, 2023, and 2024. The Company used a Monte Carlo Simulation Model to determine the fair value of the Company's estimated contingent liability given the non-linear nature of the arrangements.

The total cost of the acquisition was allocated to the assets acquired on the basis of their relative fair values. Determining the fair value of (1) the client relationships, (2) the tradename, and (3) the assembled workforce involves significant management judgment in estimating projections, forecasting growth rates used to produce financial projections for the assets, and the selection of unobservable inputs and other assumptions. The inputs used in establishing the fair value are in most cases unobservable and reflect the Company’s own judgments about the assumptions market participants would use in pricing the assets.

Auditing the valuations of (1) the gross assets acquired and (2) the contingent liability involved a high degree of judgment and an increased extent of effort, including the need to involve our fair value specialists, in evaluating management’s judgments especially as it relates to market rate assumptions, discount rates, and other unobservable inputs used in the Monte Carlo Simulation.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to (1) the fair value of WaterOak, (2) the fair value of client relationships, tradename and assembled workforce acquired, and (3) the fair value of the contingent liability, included the following:

• We tested the effectiveness of controls over the Company’s valuation of WaterOak, including those related to model validation and verification of inputs.

• We evaluated the valuation methodologies used by the Company to determine whether they were consistent with generally accepted valuation practices.

• We evaluated certain of the Company’s fair value assumptions by performing detailed procedures. These included, but were not limited to, the involvement of our fair value specialists in the evaluation of certain business assumptions and valuation assumptions, including managed asset projections, revenue growth projections and discount rates, and methodologies utilized in the valuation models.

- We independently estimated the discount rate for WaterOak used by the Company in the income approach.

- We performed an analysis of inflation, economic, and industry growth statistics to determine whether the Company’s long-term growth rate used in the income approach fell within an acceptable range of the market data.

- We evaluated the appropriateness of the Company’s selection of guideline public companies and the calculation of asset volatility used by the Company in the Monte Carlo Simulation.

- We independently estimated the fair value of the contingent liability through the preparation of a second independent Monte Carlo Simulation developed from the underlying Asset Purchase Agreement and using independently sourced input data. We compared the fair value estimate produced by the second independent model, to the model prepared by the Company.

• We also held various discussions with the Company’s accounting and operations management regarding the business assumptions and future expected cash flows utilized in the valuation models. We performed testing of the completeness and accuracy of the underlying data used in the models and, on a test basis, obtained audit support to substantiate the assumptions utilized in the models.

• We evaluated whether the assumptions used were consistent with evidence obtained in other areas of the audit.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts

December 22, 2020

We have served as the Company's auditor since 1959.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2020. Disclosure controls and procedures are designed to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rule and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), to allow timely decisions regarding required disclosure. Our CEO and CFO participated in this evaluation and concluded that, as of October 31, 2020, our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting that occurred during the fourth quarter of our fiscal year ended October 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal control over financial reporting from the COVID-19 pandemic despite the fact that most of our employees are working remotely.

Report of Management on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting.

Management has evaluated the effectiveness of the Company’s internal control over financial reporting as of October 31, 2020 based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment, management concluded that the Company’s internal control over financial reporting was effective as of October 31, 2020.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited the financial statements that are included in this annual report and expressed an opinion thereon. Deloitte & Touche LLP has also expressed an opinion on the effectiveness of the Company’s internal control over financial reporting as of October 31, 2020. This report appears on page 152.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Eaton Vance Corp.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Eaton Vance Corp. and subsidiaries (the “Company”) as of October 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended October 31, 2020, of the Company and our report dated December 22, 2020, expressed an unqualified opinion on those financial statements.

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

December 22, 2020

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the name, age, gender and positions of our Directors, executive officers and certain other officers of Eaton Vance Corp. at October 31, 2020. Additionally, the table indicates for each Director the functional committees of our Board of Directors (Board) on which such Director serves and his or her tenure as a Director.

				Board Committee
Name	Age	Gender	Tenure as Director	Audit	Compensation	Nominating and Governance
Thomas E. Faust Jr.* Chairman of the Board, Chief Executive Officer and President	62	M	18
Brian D. Langstraat* Director, Chief Executive Officer of Parametric Portfolio Associates LLC	52	M	6
Ann E. Berman Independent Director	68	F	14	○	●	●
Leo I. Higdon, Jr. Lead Independent Director	74	M	20		●
Paula A. Johnson Independent Director	61	F	2			●
Dorothy E. Puhy Independent Director	69	F	14	●		○
Winthrop H. Smith, Jr. Independent Director	71	M	16	●	○	●
Richard A. Spillane, Jr. Independent Director	69	M	11		●	●
Daniel C. Cataldo* Vice President and Chief Administrative Officer	60	M	-
Laurie G. Hylton* Vice President and Chief Financial Officer	54	F	-
Frederick S. Marius* Vice President, Secretary and Chief Legal Officer	57	M	-
Julie E. Rozen Vice President and Chief Accounting Officer	48	F	-
Matthew J. Witkos* President of Eaton Vance Distributors, Inc.	54	M	-
○	Chairperson
*	Members of the Company’s Executive Management Committee. The Executive Management Committee provides strategic guidance and makes key decisions regarding the Company’s overall corporate strategy.

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

Mr. Faust has served as Chairman of the Board and Chief Executive Officer of the Company since November 2007. Mr. Faust was elected President of the Company in January 2006 and served as Chief Investment Officer of Eaton Vance Management (EVM) from November 2001 until October 2007. He was Executive Vice President of the Company from January 2000 through January 2006 and Vice President of EVM from December 1987 to January 2000. Mr. Faust also serves on the Company’s Executive Committee.

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

Ms. Berman, a Certified Public Accountant, brings to her service on the Board accounting and financial management expertise, including extensive risk management experience gained during her tenure at Harvard University, where she served on the Board of Harvard Management Company as well as having responsibilities for finance and research administration as the Chief Financial Officer. In addition to her experience on the boards and audit committees of other public companies, Ms. Berman serves on the Board of Beth Israel Deaconess Medical Center, where she chairs the Compliance and Risk Committee.

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

Dr. Johnson has served as President of Wellesley College since 2016. She is a cardiologist who founded and served as the inaugural Executive Director of the Connors Center for Women’s Health and Gender Biology at Brigham and Women’s Hospital from July 2002 to June 2016, and served as the Chief of the Division of Women’s Health at Brigham and Women’s Hospital from July 2002 to June 2016. Dr. Johnson was also a Professor of Medicine at the Harvard Medical School and Professor of Epidemiology at the Harvard School of Public Health. Dr. Johnson has served as a Director of West Pharmaceutical Services, Inc. since 2005 and as a Director of the Isabella Stewart Gardner Museum since 2015.

Dr. Johnson brings to her service on the Board leadership and risk management expertise, as well as valuable insight on running large complex organizations within the areas of education, medicine, public health and public policy, along with her experience as a board member of non-for-profit and public companies.

Ms. Puhy served as Executive Vice President and Chief Operating Officer of Dana-Farber Cancer Institute from July 2012 until she retired in March 2019. She previously served as Chief Financial Officer of Dana-Farber from March 2004 to July 2012. Ms. Puhy has served as a Director of Abiomed, Inc. since 2003, where she is currently lead independent Director and Chair of the Audit Committee. She has been a Director of Blue Cross Blue Shield of Massachusetts since September 2012, and in January 2020 became Chair of the Board.

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

Mr. Smith brings to his service on the Board financial, risk management and leadership expertise, including valuable insight on running large, complex organizations with diverse worldwide operations from his experience at Merrill Lynch and Summit Ventures, as well as his experience serving on the boards of private and public companies.

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

Mr. Marius has served as Chief Legal Officer of the Company since June 2008. Mr. Marius has been a Vice President and Secretary of the Company since November 2007, and was Deputy Chief Legal Officer of the Company from November 2007 to June 2008. He has been a Vice President and counsel of EVM since April 2004.

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

We intend to post on our website, www.eatonvance.com, all disclosures that are required by law or NYSE listing standards concerning any amendments to, or waivers from, any provision of our Codes of Ethics. This information can be found under “Governance” on the “Investor Relations” section of our website.

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

Understanding that it is management’s responsibility to manage risk and bring to the Board’s attention material risks to the Company, management has developed a risk management framework overseen by a cross-functional Enterprise Risk Management Committee and, ultimately, our senior management. Primary responsibilities of the Enterprise Risk Management Committee include top-down risk assessment and mitigation and review of risks related to specific events and circumstances. On a regular basis, representatives of various operational and functional committees of the Company, including the Enterprise Security Committee, report to the Enterprise Risk Management Committee, providing a bottom-up perspective on risk and day-to-day risk management. The Enterprise Security Committee is responsible for addressing risks that security incidents can pose on the availability, integrity and confidentiality of the Company’s infrastructure, applications, processes and data. The Enterprise Risk Management Committee reports to the Board through updates provided by senior management addressing discrete events, identified risk management themes and any specific Board requests regarding risk management activities. Given the matrixed nature of our risk management framework and the diversity of potential risks, the Company does not have a standalone Chief Risk Officer.

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

Our executive compensation consists primarily of annual cash incentive awards and long-term equity incentive awards, with base salary representing a lesser component of total compensation. Long-term equity incentive awards generally take the form of options to acquire Eaton Vance Non-Voting Common Stock and restricted shares of Eaton Vance Non-Voting Common Stock. We believe an appropriate combination of annual cash incentives and long-term equity incentive awards encourages our management to focus on investment performance, financial performance and long-term stock price performance, thereby aligning the interests of management with those of our shareholders. Employees at higher total compensation levels generally receive a greater percentage of their total compensation payable in long-term incentives and a lesser percentage in current cash compared to employees who are paid less. We believe that the proportion of compensation that is “at risk” (i.e., annual cash incentive awards and long-term equity awards) should rise as an employee’s level of responsibility rises. In general, executive officers with the highest levels of responsibility have the lowest percentage of their compensation fixed in the form of base salary and the highest percentage of their compensation at risk.

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

In the fourth quarter of each fiscal year, our CEO presents a set of corporate goals and objectives for the upcoming year to our Board of Directors (Board). Some of the goals and objectives are consistent from year to year, while others vary, reflecting initiatives to be undertaken in the upcoming year. In fiscal 2020, the Compensation Committee of our Board (Committee) considered the Company’s performance against the following goals and objectives presented in October 2019:

Position Eaton Vance to thrive amid an increasingly challenging industry environment by:

• Capitalizing on near-term growth opportunities

• Defending major franchises under threat

• Evolving to enhance the Company’s competitive position

• Investing in the Company’s future

Individual performance is evaluated based on the executive’s role in achieving these goals and objectives and adherence to our core values. Our core values are:

• Integrity	• Professionalism
• Teamwork	• Client focus
• Creativity/adaptability	• Excellence

In considering the performance of the Company and its named executive officers in fiscal 2020, the Committee reviewed the overall performance of the Company in fiscal 2020, including progress achieving the above-listed goals and objectives.

Fiscal 2020 Performance

• Stock performance: As of October 16, 2020 (latest practicable date prior to the annual Compensation Committee meeting), the one-year total return of Eaton Vance Non-Voting Common Stock was 44.2 percent. The total return of the 13 competing mid-cap and large-cap U.S. publicly traded asset managers (Affiliated Managers Group, Inc., AllianceBernstein Holding L.P., Artisan Partners Asset Management, Inc., BlackRock, Inc., BrightSphere Investment Group plc, Cohen & Steers, Inc., Federated Hermes, Inc., Franklin Resources, Inc., GAMCO Investors, Inc., Invesco Ltd., T. Rowe Price Group, Inc., Virtus Investment Partners, Inc. and Waddell & Reed Financial, Inc.) over the same period averaged 26.3 percent. Eaton Vance outperformed nine of the 13 peer managers during that period. As measured at that same date, the annual total return of Eaton Vance Non-Voting Common Stock outperformed the average of peer manager stocks over three years (+10.0 percent vs. +1.9 percent), five years (+15.3 percent vs. +4.1 percent) and ten years (+11.1 percent vs. +6.7 percent).

• Financial performance: Earnings per diluted share of $1.20 in fiscal 2020 decreased 66 percent from $3.50 of earnings per diluted share in fiscal 2019. Adjusted earnings per diluted share of $3.29 decreased one percent from $3.32 of adjusted earnings per diluted share in fiscal 2019.

• Business growth: Fiscal 2020 represented our 25th consecutive year of positive net flows. In fiscal 2020, we realized 1 percent internal growth in managed assets (consolidated net inflows divided by beginning of period consolidated assets under management). Our internal management fee revenue growth (management fees attributable to consolidated inflows less management fees attributable to consolidated outflows, divided by beginning of period consolidated management fee revenue) was 2 percent in fiscal 2020.

• Performance of managed assets: We continued to achieve strong investment performance across a broad range of investment strategies in fiscal 2020. As of September 30, 2020 (latest practicable date prior to the annual Compensation Committee meeting), 75 of our U.S. mutual funds were rated 4 or 5 stars by Morningstar for at least one class of shares, including 35 five-star rated funds. As of that date, 57 percent of the net assets of Calvert, Eaton Vance and Parametric U.S. mutual funds were in funds ranking in the top half of their Morningstar peer group for three-year total return, 68 percent for five-year total return and 77 percent for ten-year total return.

• Maintain leadership in specialty strategies and services for high-net-worth investors: In fiscal 2020, the Company saw strong growth of our specialty strategies and services for high-net-worth investors, which include Parametric Custom Core equity and laddered bond individual separate accounts and privately offered equity funds. For fiscal 2020, our specialty strategies and services for high-net-worth investors generated net inflows of $11.5 billion. Parametric continued to successfully defend its Custom Core equity and laddered bond individual separate account businesses against a growing list of competitors.

• Defend our floating-rate franchise and grow in short-duration fixed income strategies: In fiscal 2020, our floating-rate loan business had net outflows of $5.0 billion, primarily driven by the sharp drop in benchmark short-term interest rates and rising credit concerns in connection with the COVID-19 pandemic. Our floating-rate loan mutual funds increased their market share during the year, a credit to solid investment performance and our reputation as category leader. Led by Eaton Vance Short-Duration Government Income Fund, our lineup of short-duration and limited-term fixed income mutual funds had total net inflows of $3.8 billion in fiscal 2020.

• Expand leadership in responsible investing: The acquisition of the business assets of Calvert Investments in December 2016 established Eaton Vance as a leader in the market for responsibly managed U.S. mutual funds, complementing our position, through Parametric, as a leading provider of separately managed accounts customized to reflect client-specified responsible investment criteria. Net flows into Calvert funds and separate accounts were $4.5 billion in fiscal 2020, which equates to 23 percent annual internal growth in managed assets. During the fiscal year, we established the Calvert Institute for Responsible Investing to provide thought leadership and education on topics related to responsible investing.

• Increase global investment capabilities and distribution outside the U.S.: Our non-U.S. business had net inflows of $1.3 billion in fiscal 2020, which equates to 6 percent annual internal growth in managed assets. EVM’s emerging market local income, global high yield and multi-asset credit strategies are areas of focus for our international distribution team. A key rationale for the proposed acquisition of Eaton Vance by Morgan Stanley is the greatly expanded business development opportunities for Eaton Vance’s investment strategies in non-U.S. markets that access to Morgan Stanley Investment Management’s global distribution platform will provide.

• Position the Company for success in a changing industry environment: The proposed acquisition of Eaton Vance by Morgan Stanley announced on October 8, 2020 culminates a multi-year effort by our Board and senior leadership to better position the Company for long-term success amid a changing environment for the asset management industry. The combination of Eaton Vance and Morgan Stanley Investment Management brings together two growing, thriving asset management organizations with complementary strengths in investment management and distribution.

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

Use of Compensation Consultants in Determining Executive Compensation

The Committee’s Charter provides the Committee with the authority to retain independent executive compensation consultants to assist in evaluating our policies and practices regarding executive compensation and provide objective advice regarding the competitive landscape. In fiscal 2020, the Committee relied on third-party executive pay analyses obtained as described below and did not hire an external consultant to assist them in their evaluation of pay practices for our named executive officers.

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

2020 Peer Group
Affiliated Managers Group, Inc.	AllianceBernstein L.P.	Artisan Partners Asset Management Inc.
Franklin Resources, Inc.	Invesco Ltd.	Janus Henderson Group PLC
Legg Mason, Inc.(1)	MFS Investment Management	Nuveen Investments
Putnam Investments	T. Rowe Price Group, Inc.	Virtus Investment Partners, Inc.

(1) During 2020, Legg Mason was acquired by Franklin Resources, Inc. The Company utilized Legg Mason’s 2019 compensation as part of its peer group review.

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

As part of our annual executive compensation review process in October 2020, our CEO reviewed the results of this analysis with the Committee, highlighting market trends identified regarding the types of compensation offered to executive officers, the mix of compensation components and the relationship between company performance and executive pay. In executive session, the Committee reviewed our CEO’s pay in relation to total compensation and the Company’s net income and revenue.

Elements of Executive Compensation

Total compensation for our named executive officers consists of the following elements:

• Base salary

• Annual cash incentive awards

• Long-term equity incentive awards

• Retirement plan benefits

• Non-qualified compensation plan benefits

• Other benefits and perquisites

Base Salary

Base salaries for our named executive officers are intended to provide a substantially fixed level of cash compensation that is appropriate given the executive’s role in the organization. Generally, base salaries are determined based on: (1) scope of responsibility and complexity of position, (2) performance history, (3) tenure of service, (4) internal equity within the Company’s salary structure and (5) relative salaries of persons holding similar positions at companies within our designated peer group. In addition to other considerations, base salaries are designed to reward industry knowledge and experience. Base salaries are also reviewed at the time of promotion or significant change in job scope and responsibilities. In October 2019, the Committee made the determination not to increase the fiscal 2020 base salaries of our named executive officers.

Consistent with our desire to have the majority of total compensation paid to named executive officers at risk in the form of incentive compensation, 3.6 percent of our total current named executive officers’ compensation in fiscal 2020 (as defined in the Summary Compensation Table) was paid in the form of base salaries.

Annual Cash Incentive Awards

Our annual cash incentive awards for named executive officers are designed to advance the interests of the Company and its shareholders by linking the compensation of our senior executives to performance and the achievement of key goals in the current fiscal year. Annual cash incentive awards complement our long-term equity incentive plans, which are designed to reward performance over a multi-year period. A substantial portion of our named executive officers’ total compensation is in the form of annual cash incentive compensation.

On October 28, 2020, effective for fiscal 2020, the Board approved the Eaton Vance Corp. Annual Cash Performance Incentive Plan (Annual Cash Performance Incentive Plan). The Annual Cash Performance Incentive Plan combines and replaces the Company’s Executive Performance-Based Compensation Plan and the Company’s Annual Performance Incentive Plan for Non-Covered Employees. The Company combined the two plans because the Company’s Executive Performance-Based Compensation Plan, as discussed below, is no longer required due to changes under Section 162(m) of the Internal Revenue Code effected pursuant to U.S. federal tax legislation signed into law on December 22, 2017 (2017 Tax Act).

We maintain a cash incentive pool for all eligible employees of the Company and its wholly-owned and majority-owned subsidiaries, other than those officers who are compensated under sales-based incentive plans. The incentive pool for eligible employees of the Company and its wholly-owned and majority-owned subsidiaries, including Atlanta Capital and Parametric, is calculated as a percentage of pre-incentive adjusted operating income, an internally derived non-GAAP performance measure, defined as operating income adjusted to include the add-back of management fee revenue received from consolidated sponsored funds and consolidated CLO entities that are eliminated in consolidation, and adjusted to exclude the non‐management expenses of consolidated sponsored funds recognized in consolidation, costs in connection with the proposed acquisition of Eaton Vance by Morgan Stanley and other acquisition-related items, stock-based compensation expense related to certain vesting accelerations and, when applicable, closed‐end fund structuring fees. We believe that adjusted operating income is a key indicator of our ongoing profitability and therefore use this measure as the basis for calculating cash incentive awards for eligible employees. The cash incentive pool represents the funds out of which the executive officers, along with other eligible employees of the Company and its wholly-owned and majority-owned subsidiaries, are paid annual cash incentive awards. The Committee reviews analyses prepared by management annually as to the calculation of the cash incentive pool, historical trends and the allocation of the pool among employees, including named executive officers.

After careful consideration of recommendations made by management, an analysis of all payments to be made to named executive officers, competitor information obtained through surveys provided by an independent third-party compensation specialist and an assessment of the Company’s overall success in meeting the goals and objectives set at the beginning of the fiscal year, the Committee subjectively arrived at the decision to grant cash incentive awards of approximately $4.7 million, $1.6 million, $4.7 million, $1.3 million and $2.4 million to Mr. Faust, Ms. Hylton, and Messrs. Langstraat, Marius and Witkos, respectively.

In fiscal 2018 and earlier years, annual performance-based cash incentive awards were paid under the Executive Performance-Based Compensation Plan to certain executive officers of the Company, EVM and EVD and were based upon the achievement of a specified performance target for the Company. The performance target was determined at the beginning of each performance period, taking into consideration the performance target of the prior year, forecasted future earnings and the requirements of Section 162(m) of the Internal Revenue Code. Once it was determined that the performance target had been met, individual awards under the plan were determined. The federal income tax exception to the deduction limitations under Section 162(m) was eliminated pursuant to the 2017 Tax Act, effective for the Company’s fiscal year ended October 31, 2019 and future fiscal years. As a result, the Committee determined to change the Company’s executive compensation policy to no longer link the payment of cash incentive awards to named executive officers to the achievement of contractually predetermined performance targets. The Committee evaluates the annual performance of executive officers and appropriate levels of cash incentives to be awarded on an annual basis, recognizing that compensation in excess of $1,000,000 paid to executives who are covered by Section 162(m) are not tax deductible beginning in fiscal 2019 (subject to transition rules).

Long-Term Equity Incentive Awards

Our equity-based compensation plans are designed to align the interests of our executive officers with those of the Company’s shareholders and to complement our annual cash incentive awards.

The Committee continually evaluates various forms of long-term equity incentive compensation for our executive officers, including grants of options to purchase Eaton Vance Non-Voting Common Stock and awards of restricted shares of Eaton Vance Non-Voting Common Stock. In addition, in some circumstances where an executive officer is employed by one of our majority-owned subsidiaries, the long-term equity incentive award also included phantom incentive units granted under subsidiary-specific plans. As discussed in the Long-Term Equity Incentive Awards — Modification of Awards for Parametric Employees under Elements of Executive Compensation contained in Item 11 of our Annual Report on Form 10-K for the year ended October 31, 2019, the Company made the determination in fiscal 2019 to no longer grant phantom incentive units under the Parametric Phantom Incentive Plans in connection with the Company’s strategic initiative to align certain business strategies and consolidate certain functions of EVM and Parametric.

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

On November 1, 2019, the Committee recommended, and our Board approved, grants of options under the 2013 Omnibus Incentive Plan, as amended and restated (2013 Plan), to our named executive officers to purchase an aggregate of 833,339 shares of the Company’s Non-Voting Common Stock (331,065, 51,915,

308,465, 30,018 and 111,876 for Mr. Faust, Ms. Hylton, and Messrs. Langstraat, Marius and Witkos, respectively), representing 29 percent of all options awarded to employees on that date. The Committee, in determining the amount of each option grant, takes into account both targeted total compensation and targeted cash compensation. The Committee also takes into consideration, among other factors, the existing share ownership of each named executive officer and prior year grant levels. Stock options awarded to our named executive officers are not awarded pursuant to specified performance-based conditions. In addition, on November 1, 2019, the Committee also approved grants of shares of restricted Non-Voting Common Stock under the 2013 Plan to named executive officers in an aggregate amount of 144,918 shares (54,794, 10,967, 51,246, 7,530 and 20,381 for Mr. Faust, Ms. Hylton, and Messrs. Langstraat, Marius and Witkos, respectively), representing 10 percent of all restricted stock awards granted on that date. These grants were scheduled to vest 10 percent on the first anniversary of the date of grant, 15 percent on the second anniversary, 20 percent on the third anniversary, 25 percent on the fourth anniversary and 30 percent on the fifth anniversary, subject to accelerated vesting upon death, disability or a change in control of the Company as defined in the 2013 Plan. As discussed below in Long-Term Equity Incentive Awards – Effect of Proposed Acquisition of Eaton Vance by Morgan Stanley, all unvested restricted stock awards outstanding on October 7, 2020 vested in full upon obtaining the consent of the Voting Trust to approve and adopt the terms of the Agreement and Plan of Merger with Morgan Stanley (Merger Agreement).

Prior to fiscal 2019, long-term equity incentive awards to certain named executive officers of the Company included performance-based awards of restricted shares that were subject to specified performance-based conditions, meeting the requirements of Section 162(m) of the Internal Revenue Code. Due to changes in the tax treatment of executive compensation under the 2017 Tax Act, the Committee eliminated contractually predetermined performance requirements for long-term equity incentive awards granted to named executive officers beginning November 1, 2018. This policy change resulted in certain named executive officers recognizing two grants of restricted stock awards in fiscal 2019, consisting of: (1) a performance-based award initially made on November 1, 2017 and ultimately granted on November 1, 2018 based on the satisfactory attainment of stated performance objectives for the twelve-month period ended September 30, 2018 (latest practicable date prior to the annual Compensation Committee meeting), and (2) an award granted on November 1, 2018 to which no specified performance-based conditions apply. As a result, the stock awards column in the Summary Compensation Table (and therefore the total reported compensation) for Mr. Faust, Ms. Hylton, and Messrs. Marius and Witkos in fiscal 2019 shows higher reported compensation than in fiscal 2020 and fiscal 2018. In fiscal 2020, only one (non-performance-based) grant of restricted shares, made on November 1, 2019, was awarded to each of these named executive officers while fiscal 2018 included only (performance-based) restricted stock grants recognized upon attainment of stated performance objectives.

Long-Term Equity Incentive Awards — Effect of Proposed Acquisition of Eaton Vance by Morgan Stanley

On October 8, 2020, Eaton Vance and Morgan Stanley announced that they had entered into a definitive agreement for Morgan Stanley to acquire Eaton Vance. The proposed transaction is subject to customary closing conditions and is expected to close in the second quarter of 2021. Pursuant to the terms of the change in control provisions for restricted stock awards under the 2013 Plan, upon obtaining the consent of the Voting Trust to approve and adopt the Merger Agreement on October 7, 2020, the outstanding and unvested restricted stock awards held by employees were immediately vested in full because a change in control of the Company, as defined in the 2013 Plan, had occurred.

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

Non-Qualified Compensation Plan Benefits

The Company has an unfunded, non-qualified Supplemental Profit Sharing Retirement Plan, which was designed to allow certain key employees to receive profit sharing contributions in excess of the amounts allowed under the Eaton Vance Management Profit Sharing Retirement Plan. Participation in the Supplemental Profit Sharing Retirement Plan has been frozen and is restricted to employees who qualified as participants on November 1, 2002. We did not make any contributions to the plan in fiscal 2020. Participants in the Supplemental Profit Sharing Retirement Plan continue to earn investment returns on their balances commensurate with those earned in the employer-directed portion of the Eaton Vance Profit Sharing and Savings Plan.

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

Neither of the plans described above offer preferential above-market earnings. Additional information about these plans, including aggregate earnings and aggregate balances at the end of fiscal 2020 for each of our named executive officers, is included in the table under the heading “Non-Qualified Deferred Compensation for Fiscal 2020.”

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

Pursuant to the 2017 Tax Act, effective for the Company’s fiscal year beginning November 1, 2019 and for subsequent fiscal years, the compensation of our Chief Financial Officer is also subject to the deduction limitation noted above. In addition, the predetermined performance-based compensation exception to the deduction limitations under Section 162(m) was eliminated, resulting in the loss of the federal income tax deduction for all compensation paid to specified executives in excess of $1,000,000, subject to certain transition relief.

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

Employment Agreements and Provisions for Change of Control

Our named executive officers serve at the will of our Board and do not have individual employment, severance or change of control agreements, other than Mr. Langstraat, who initially entered into an employment agreement with us in 2003 in connection with the Company’s acquisition of Parametric. Mr. Langstraat’s employment agreement is described under Employment Agreement with Mr. Langstraat in Item 11, Executive Compensation, of this Annual Report on Form 10-K. Significant elements of compensation, notably unvested stock options and restricted stock grants, are subject to forfeiture in the event that a named executive officer leaves the Company. The Company’s equity incentive plans include provisions that may accelerate the vesting of awards for all plan participants in the event of a change in control of the Company, as defined in the respective plan. On October 7, 2020, a change in control occurred when the Voting Trust approved and adopted the Merger Agreement for Morgan Stanley to acquire Eaton Vance. Refer to the Long-Term Equity Incentive Awards — Effect of Proposed Acquisition of Eaton Vance by Morgan Stanley section above for further discussion.

Executive Compensation in Fiscal 2021

In October 2020, the Committee approved fiscal 2021 base salaries of our executive officers, including our named executive officers, making the determination not to increase the base salaries of Mr. Faust, Ms. Hylton, or Messrs. Langstraat, Marius and Witkos for fiscal 2021.

Pursuant to the terms of the Merger Agreement with Morgan Stanley, any stock-based awards granted by the Company subsequent to obtaining the consent of the Voting Trust to approve and adopt the Merger Agreement on October 7, 2020 through the closing date of the merger will be granted in the form of restricted stock units.

On November 2, 2020, the Committee approved grants of restricted stock units for shares of the Company’s Non-Voting Common Stock under the 2013 Plan to certain of our named executive officers in an aggregate amount of 220,100 shares of the Company’s Non-Voting Common Stock (95,979, 81,086, 12,651, and 30,384, for Messrs. Faust, Langstraat, Marius and Witkos, respectively), representing 13 percent of all restricted stock units awarded to employees on that date. Grants vest 50 percent on the second anniversary of the date of grant and 50 percent on the third anniversary, subject to accelerated vesting upon death, disability or a qualifying termination as defined in the restricted stock unit agreement. Assuming that the proposed acquisition of the Company by Morgan Stanley is consummated, pursuant to the terms of the Merger

Agreement, the restricted stock units of the Company’s Non-Voting Common Stock will convert into restricted stock units of Morgan Stanley upon the close of the transaction.

On November 2, 2020, the Committee made the determination not to grant restricted stock units to Ms. Hylton. Ms. Hylton is expected to retire from the Company in the second quarter of 2021 upon the completion of the proposed acquisition of the Company by Morgan Stanley.

Compensation Committee Report

The Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based on their review and discussions with management, the Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Winthrop H. Smith, Jr., Chairman

Ann E. Berman

Leo I. Higdon, Jr.

Richard A. Spillane, Jr.

Summary Compensation Table

The following table summarizes the total compensation of our named executive officers in fiscal 2020, 2019 and 2018. Our named executive officers’ aggregate base salaries and cash compensation accounted for approximately six percent and 53 percent, respectively, of their total compensation in fiscal 2020. Our named executive officers’ aggregate base salaries and cash compensation accounted for approximately six percent and 46 percent, respectively, of their total compensation in fiscal 2019, and six percent and 53 percent, respectively, of their total compensation in fiscal 2018. A column for “Change in Pension Value and Non-Qualified Deferred Compensation Earnings” does not appear in the following table, as it does not pertain to the Company.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($) (2)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($) (4)	All Other Compensation ($) (5)	Total ($)
Thomas E. Faust Jr.
Chairman, Chief	2020	550,000	4,700,000	2,528,743	2,449,120	-	759,026	10,986,889
Executive Officer and	2019	550,000	-	5,074,752	2,853,041	4,833,035	59,250	13,370,078
President	2018	550,000	-	4,050,560	2,455,835	5,293,643	61,982	12,412,020
Laurie G. Hylton	2020	360,000	1,640,000	506,127	384,052	-	181,569	3,071,748
Vice President and	2019	360,000	-	1,036,217	499,187	1,444,827	49,176	3,389,407
Chief Financial Officer	2018	350,000	-	694,179	366,523	1,547,112	48,039	3,005,853
Brian D. Langstraat	2020	400,000	4,700,000	2,365,003	2,281,932	-	557,948	10,304,883
Chief Executive Officer	2019	400,000	4,500,000	2,993,229	1,555,965	115,869	43,250	9,608,313
of Parametric	2018	400,000	5,250,000	2,846,725	1,381,513	64,992	42,500	9,985,730
Frederick S. Marius	2020	350,000	1,250,000	347,510	222,064	-	139,652	2,309,226
Vice President and	2019	350,000	-	684,047	261,180	1,007,169	50,391	2,352,787
Chief Legal Officer	2018	350,000	-	488,459	219,240	1,083,082	48,249	2,189,030
Matthew J. Witkos	2020	350,000	2,375,000	940,583	827,625	-	292,798	4,786,006
President of Eaton	2019	350,000	-	1,885,657	964,965	2,406,574	55,536	5,662,732
Vance Distributors, Inc.	2018	330,000	-	1,290,058	838,039	2,629,139	56,399	5,143,635

(1) In fiscal 2020 the Board approved the Annual Cash Performance Incentive Plan which provides for cash performance awards to all eligible employees of the Company and its subsidiaries. These amounts represent discretionary bonuses awarded to Mr. Faust, Ms. Hylton, and Messrs. Marius and Witkos in fiscal 2020 and to Mr. Langstraat in fiscal 2020, 2019 and 2018. The Company did not have a pre-established performance-based incentive pool for Mr. Langstraat in fiscal 2019 and 2018; as a result, his fiscal 2019 and 2018 non-equity awards, which were paid in November 2019 and 2018, respectively, were treated as discretionary bonuses.

(2) These amounts represent the aggregate grant date fair value of all restricted stock grants recognized as compensation in the indicated fiscal years. As discussed in the Long-Term Equity Incentive Awards section of Elements of Executive Compensation under Compensation Discussion and Analysis contained in Item 11 of this Annual Report on Form 10-K, the Company eliminated contractually predetermined performance requirements for restricted stock awards granted to named executive officers beginning on November 1, 2018, reflecting changes in the tax treatment of executive compensation under the 2017 Tax Act. As a result of this change, certain of our named executive officers recognized two grants of restricted stock in fiscal 2019, one a performance-based award initially made in fiscal 2018 and ultimately granted in fiscal 2019 based on the satisfactory attainment of stated performance objectives, and the other award granted in fiscal 2019 for which no specified performance objective applies. For each of these grants, there were no differences between the initial award amounts and the ultimate number of shares of restricted Non-Voting Common Stock granted.

The restricted stock awards granted in fiscal 2019 for which no specified performance objective applies had an aggregate grant date fair value of $4,808,623 ($2,802,482, $597,597, $374,647 and $1,033,897 for Mr. Faust, Ms. Hylton, and Messrs. Marius and Witkos, respectively) and a grant date of November 1, 2019. Including only restricted stock awards initially made in fiscal 2019 (and not awards initially made in fiscal 2018 and ultimately awarded in fiscal 2019 upon attainment of specified performance objectives), the total compensation of Mr. Faust, Ms. Hylton, and Messrs. Marius and Witkos in fiscal 2019 would have been $20,902,954 ($11,097,808, $2,950,787, $2,043,387 and $4,810,972 for Mr. Faust, Ms. Hylton, and Messrs. Marius and Witkos, respectively).

The stock awards of Mr. Langstraat indicated for fiscal 2019 and 2018 represent the grant date fair value of restricted stock awards and phantom incentive units granted to Mr. Langstraat during the periods presented. The grant date fair value of phantom incentive unit awards pursuant to the Parametric Phantom Incentive Plans are based on an annual enterprise valuation of Parametric on a per unit basis, adjusted to take into consideration that the phantom incentive units do not have rights to receive quarterly cash flow distributions from Parametric or quarterly dividends from the Company. In fiscal 2019, Mr. Langstraat was granted restricted stock awards with a grant date fair value of $1,587,495 and phantom incentive units with a grant date fair value of $1,405,734. As discussed in the Long-Term Equity Incentive Awards — Modification of Awards for Parametric Employees under Elements of Executive Compensation contained in Item 11 of our Annual Report on Form 10-K for the year ended October 31, 2019, on October 4, 2019, Mr. Langstraat exchanged all of his outstanding phantom incentive units under the Parametric Phantom Incentive Plans for awards of restricted shares of the Company’s Non-Voting Common Stock, which were granted on October 5, 2019. The exchange was on a fair value basis and did not result in any additional compensation expense.

With respect to all of the stock awards described above, the grant date fair value is calculated using the closing market price of the Company’s Non-Voting Common Stock on the grant date.

(3) These amounts represent the aggregate grant date fair value of option awards. The grant date fair value of each option award is calculated using the Black-Scholes option pricing model. For a discussion of the assumptions used in the Black-Scholes option pricing model refer to the Stock Options section in Note 13 of the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K.

(4) The fiscal 2019 amounts include the annual cash incentive awards earned in fiscal 2019 and paid in November 2019. The fiscal 2018 amounts include a payment made pursuant to the Company’s Executive Performance-Based Compensation Plan earned in fiscal 2018, which was paid in November 2018. As discussed in the Annual Cash Performance Incentive Awards section of Elements of Executive Compensation under Compensation Discussion and Analysis contained in Item 11 of this Annual Report on Form 10-K, the Company eliminated contractually predetermined performance requirements for cash incentive awards granted to named executive officers beginning on November 1, 2018, reflecting changes in the tax treatment of executive compensation under the 2017 Tax Act. Accordingly, the Company no longer links the payments of cash incentive awards to Mr. Faust, Ms. Hylton, and Messrs. Marius and Witkos to the attainment of contractually predetermined performance-based targets, effective in fiscal 2019.

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

(5) Set forth below is a breakdown of the amounts included in the column labeled “All Other Compensation:”

		Profit Sharing Contribution	Savings Plan Contribution	Employee Stock Purchase Plan Discounts	Tax Return Preparation	Dividends Paid	Other	Total
Name	Year	($)	($)	($)	($)	($)(a)	($) (b)	($)
Thomas E. Faust Jr.	2020	42,000	2,000	3,501	12,570	698,594	361	759,026
	2019	41,250	2,000	2,184	10,355	-	3,461	59,250
	2018	40,500	2,000	5,643	13,700	-	139	61,982
Laurie G. Hylton	2020	42,000	2,000	-	8,440	128,768	361	181,569
	2019	41,250	2,000	-	5,565	-	361	49,176
	2018	40,500	2,000	-	5,400	-	139	48,039
Brian D. Langstraat	2020	42,000	2,000	-	-	513,948	-	557,948
	2019	41,250	2,000	-	-	-	-	43,250
	2018	40,500	2,000	-	-	-	-	42,500
Frederick S. Marius	2020	42,000	2,000	-	7,925	87,366	361	139,652
	2019	41,250	2,000	-	5,780	-	1,361	50,391
	2018	40,500	2,000	-	5,610	-	139	48,249
Matthew J. Witkos	2020	42,000	2,000	-	9,015	239,422	361	292,798
	2019	41,250	2,000	-	8,925	-	3,361	55,536
	2018	40,500	2,000	-	11,010	-	2,889	56,399

(a) In accordance with the 2013 Plan, the Company accrues for dividends on unvested restricted stock awards. The accrued dividends are payable upon the vesting of restricted stock awards. In connection with the change in control provisions of restricted stock awards that were triggered on October 7, 2020, the outstanding and unvested restricted stock awards held by Mr. Faust, Ms. Hylton and Messrs. Langstraat, Marius and Witkos were immediately vested in full. The fiscal 2020 amounts represent the payment of the accrued dividends upon vesting of the restricted stock awards on October 7, 2020. Refer to the Long-Term Equity Incentive Awards — Effect of Proposed Acquisition of Eaton Vance by Morgan Stanley section of Executive Compensation under Compensation Discussion and Analysis contained in Item 11 of this Annual Report on Form 10-K for further discussion.

(b) The amounts indicated for fiscal 2020, fiscal 2019 and fiscal 2018 represent the costs of executive health screening services for Mr. Faust, Ms. Hylton and Messrs. Marius and Witkos.

Grants of Plan-Based Awards for Fiscal 2020

The following table provides information concerning each award granted in fiscal 2020 to our named executive officers pursuant to our equity compensation plans.

Grants of Plan-Based Awards for Fiscal 2020
		All Other Stock Awards: Number of Shares of Stock or Units (#)		All Other Option Awards: Number of Securities Underlying Options (#) (1)	Exercise or Base Price of Option Awards ($/Share)	Grant Date Fair Value of Stock and Option Awards ($)
Name	Grant Date
Thomas E. Faust Jr.	11/1/2019	-		331,065	46.15	2,449,120
	11/1/2019	54,794	(2)	-		2,528,743
Laurie G. Hylton	11/1/2019	-		51,915	46.15	384,052
	11/1/2019	10,967	(2)	-		506,127
Brian D. Langstraat	11/1/2019	-		308,465	46.15	2,281,932
	11/1/2019	51,246	(2)	-		2,365,003
Frederick S. Marius	11/1/2019	-		30,018	46.15	222,064
	11/1/2019	7,530	(2)	-		347,510
Matthew J. Witkos	11/1/2019	-		111,876	46.15	827,625
	11/1/2019	20,381	(2)	-		940,583

(1) Reflects the number of stock options granted in fiscal 2020 under the 2013 Plan, which vest 10% on the first anniversary of the date of grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability, or a change in control of the Company as defined in the 2013 Plan.

(2) Reflects the number of restricted stock awards granted on November 1, 2019 under the 2013 Plan in respect of fiscal 2019 services. These awards were scheduled to vest 10% on the first anniversary of the date of grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability, or a change in control of the Company as defined in the 2013 Plan. Pursuant to the terms of the Merger Agreement with Morgan Stanley and the change in control provisions under the 2013 Plan, all outstanding and unvested restricted stock awards on October 7, 2020 immediately vested in full.

Outstanding Equity Awards at Fiscal Year-End 2020

The following table reflects outstanding Company stock options held by our named executive officers at October 31, 2020. Pursuant to the terms of the Merger Agreement with Morgan Stanley and the change in control provisions under the 2013 Plan, all outstanding and unvested restricted stock awards on October 7, 2020 were modified such that they were immediately vested in full.

Outstanding Equity Awards at Fiscal Year-End 2020
Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price ($)	Option Expiration Date
Thomas E. Faust Jr.	11/1/2011	310,602	-	24.46	11/1/2021
	11/1/2012	258,412	-	28.23	11/1/2022
	11/1/2013	221,260	-	41.90	11/1/2023
	11/3/2014	342,640	-	36.71	11/3/2024
	11/2/2015	250,838	107,502	36.76	11/2/2025
	11/1/2016	201,015	245,685	34.84	11/1/2026
	11/1/2017	58,360	175,080	50.67	11/1/2027
	11/1/2018	31,494	283,446	45.50	11/1/2028
	11/1/2019	-	331,065	46.15	11/1/2029
Laurie G. Hylton	11/1/2012	20,861	-	28.23	11/1/2022
	11/1/2013	32,240	-	41.90	11/1/2023
	11/3/2014	51,360	-	36.71	11/3/2024
	11/2/2015	35,700	15,300	36.76	11/2/2025
	11/1/2016	26,271	32,109	34.84	11/1/2026
	11/1/2017	8,710	26,130	50.67	11/1/2027
	11/1/2018	5,510	49,594	45.50	11/1/2028
	11/1/2019	-	51,915	46.15	11/1/2029
Brian D. Langstraat	11/1/2011	20,799	-	24.46	11/1/2021
	11/1/2012	16,475	-	28.23	11/1/2022
	11/1/2013	16,620	-	41.90	11/1/2023
	11/3/2014	54,500	-	36.71	11/3/2024
	11/2/2015	104,314	44,706	36.76	11/2/2025
	11/1/2016	85,932	105,028	34.84	11/1/2026
	11/1/2017	32,830	98,490	50.67	11/1/2027
	11/1/2018	17,175	154,584	45.50	11/1/2028
	11/1/2019	-	308,465	46.15	11/1/2029

Outstanding Equity Awards at Fiscal Year-End 2020 (continued)
Option Awards (continued)
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price ($)	Option Expiration Date
Frederick S. Marius	11/1/2012	8,668	-	28.23	11/1/2022
	11/1/2013	12,628	-	41.90	11/1/2023
	11/3/2014	24,525	-	36.71	11/3/2024
	11/2/2015	19,068	9,534	36.76	11/2/2025
	11/1/2016	15,570	19,030	34.84	11/1/2026
	11/1/2017	5,210	15,630	50.67	11/1/2027
	11/1/2018	2,883	25,948	45.50	11/1/2028
	11/1/2019	-	30,018	46.15	11/1/2029
Matthew J. Witkos	11/1/2012	33,411	-	28.23	11/1/2022
	11/1/2013	91,760	-	41.90	11/1/2023
	11/3/2014	108,580	-	36.71	11/3/2024
	11/2/2015	73,654	31,566	36.76	11/2/2025
	11/1/2016	57,303	70,037	34.84	11/1/2026
	11/1/2017	19,915	59,745	50.67	11/1/2027
	11/1/2018	10,652	95,868	45.50	11/1/2028
	11/1/2019	-	111,876	$46.15	11/1/2029

(1) Grants vest 10% on the first anniversary of the date of grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability or a change in control of the Company as defined in the 2013 Plan. As of October 31, 2020, the vesting schedules for stock options outstanding were as follows:

Grant Date	Vesting Schedule	Remaining Vesting Dates
11/2/2015	30%	11/2/2020
11/1/2016	25% 30%	11/2/2020 11/1/2021
11/1/2017	20% 25% 30%	11/2/2020 11/1/2021 11/1/2022
11/1/2018	15% 20% 25% 30%	11/2/2020 11/1/2021 11/1/2022 11/1/2023
11/1/2019	10% 15% 20% 25% 30%	11/2/2020 11/1/2021 11/1/2022 11/1/2023 11/1/2024

Option Exercises and Stock Vested During Fiscal 2020

The following table sets forth certain information regarding stock options exercised by our named executive officers and restricted stock that vested during fiscal 2020.

Option Exercises and Stock Vested During Fiscal 2020
	Option Awards		Restricted Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($) (1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (2)
Thomas E. Faust Jr.	237,921	$2,349,272	286,424	$12,105,372
Laurie G. Hylton	-	-	53,500	$2,255,243
Brian D. Langstraat	17,643	$221,128	270,551	$11,315,606
Frederick S. Marius	-	-	36,107	$1,522,203
Matthew J. Witkos	-	-	99,553	$4,200,396

(1) Calculated as the difference between the market value of the underlying Non-Voting Common Stock at the exercise date of the options and the aggregate exercise price. Actual gains realized on disposition of stock acquired upon exercise depend on the value of the underlying Non-Voting Common Stock on the date sold.

(2) Calculated by multiplying the number of vested shares of Non-Voting Common Stock by the closing price per share of the Non-Voting Common Stock on the date of vesting. The value realized includes $8,746,667, $1,679,891, $9,196,352, $1,132,605 and $3,095,842, for Mr. Faust, Ms. Hylton and Messrs. Langstraat, Marius and Witkos, respectively, representing restricted shares that vested on October 7, 2020 pursuant to the terms of the Merger Agreement with Morgan Stanley and the change in control provisions under the 2013 Plan.

Non-Qualified Deferred Compensation for Fiscal 2020

The following table sets forth certain information regarding interest and dividend income, investment gains and losses, and market appreciation in fiscal 2020 of our named executive officers on their balances in the Company’s non-qualified Supplemental Profit Sharing Retirement Plan and the Stock Option Income Deferral Plan, along with aggregate balances as of October 31, 2020.

Non-Qualified Deferred Compensation for Fiscal 2020
Name	Aggregate Earnings in Fiscal 2020 ($)(1)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at October 31, 2020 ($)
Thomas E. Faust Jr.	3,505,667	(334,620)	13,456,145
Laurie G. Hylton	-	-	-
Brian D. Langstraat	-	-	-
Frederick S. Marius	-	-	-
Matthew J. Witkos	-	-	-

(1)Amounts include net investment gains of $5,542 on balances in the non-qualified Supplemental Profit Sharing Retirement Plan for Mr. Faust, dividend income of $334,620 on balances in the Stock Option Income Deferral Plan for Mr. Faust and market appreciation of $3,165,505 on balances in the Stock Option Income Deferral Plan for Mr. Faust. Since investment returns in the Supplemental Profit Sharing Retirement Plan and the Stock Option Income Deferral Plan are not above-market or preferential, none of the amounts included in this table are reportable in the Summary Compensation Table. See Non-Qualified Compensation Plan Benefits in Item 11 of this Annual Report on Form 10-K for a further discussion of the Supplemental Profit Sharing Retirement Plan and Stock Option Income Deferral Plan.

Employment Agreement with Mr. Langstraat

In connection with our acquisition of Parametric in 2003, we entered into an employment agreement with Mr. Langstraat. The employment agreement had an initial five-year term that automatically extends for additional one-year periods unless either party provides prior notice to the contrary. The employment agreement provides for an annual base salary of at least $357,434, a discretionary bonus and the right to participate in the employee benefit plans, programs and arrangements of the Company provided to senior executives.

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

Potential Payments upon Change in Control or Death or Disability

The table below shows the estimated incremental value transfer to each of our named executive officers as it relates to their option awards under various scenarios in connection with a termination of employment or change in control. In addition, under our employment agreement with Mr. Langstraat, we have agreed to provide him severance and other benefits in the event his employment is terminated under specified circumstances (see Potential Payments to Mr. Langstraat under Potential Payments upon Change in Control or Death or Disability in Item 11, Executive Compensation, of this Annual Report on Form 10-K). The table below assumes such events occurred on October 30, 2020. The actual amounts that would be paid to any named executive officer can only be determined at the time of a change in control or death or disability, and would likely vary from those shown below.

Acceleration of Option Awards
Name	Change in Control ($) (1)	Death/Disability Benefit ($) (1)
Thomas E. Faust Jr.	18,768,512	18,768,512
Laurie G. Hylton	2,808,604	2,808,604
Brian D. Langstraat	6,757,262	6,757,262
Frederick S. Marius	1,264,870	1,264,870
Matthew J. Witkos	4,389,216	4,389,216

(1)The Compensation Committee may, in its discretion, accelerate the vesting of the options held by each named executive officer upon the occurrence of a change in control (and the amounts shown in this table reflect the amount of the benefit each of our named executive officers would have received if the options held by them as of October 30, 2020 had become fully vested as a result of a change in control). The amount of the benefit was calculated by multiplying the number of shares underlying the unvested in-the-money options held by the difference between the closing price per share of Eaton Vance Non-Voting Common Stock on October 30, 2020 ($59.79) and the exercise price of the option.

Change in Control

Unless otherwise determined by the Compensation Committee, a change in control of the Company is defined under the 2008 Omnibus Incentive Plan, as amended and restated (2008 Plan) and the 2013 Plan as:

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

2) Any termination or expiration of a voting trust agreement under which shares of Voting Stock have been deposited or the withdrawal therefrom of any Voting Stock deposited thereunder, if all Voting Stock and/or the voting trust receipts issued therefore continue to be held thereafter by the same persons in the same amounts.

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

All outstanding unvested restricted stock awards, including those held by our named executive officers, vested in full on October 7, 2020, as described in the Long-Term Equity Incentive Awards — Effect of Proposed Acquisition of Eaton Vance by Morgan Stanley section of Executive Compensation under Compensation

Discussion and Analysis contained in Item 11 of this Annual Report on Form 10-K, and the dividends earned were paid in October 2020 and are included in the “All Other Compensation” column of the Summary Compensation Table above.

Pursuant to the terms of the Merger Agreement with Morgan Stanley, upon the completion of the proposed acquisition of Eaton Vance by Morgan Stanley, each then outstanding and unexercised stock option, whether vested or unvested, will be deemed to have been vested in full, and cancelled and converted into the right to receive a cash payment, as described above in the Contractual Obligations section of Item 7 of this Annual Report on Form 10-K.

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

Potential Payments to Mr. Langstraat

Under our employment agreement with Mr. Langstraat, we have agreed to provide him severance and other benefits in the event his employment is terminated under specified circumstances. This agreement is described above under Employment Agreement with Mr. Langstraat in Item 11, Executive Compensation, of this Annual Report on Form 10-K. In addition to the amounts discussed above with respect to option awards, if Mr. Langstraat’s employment had been terminated on October 31, 2020 by us without cause or by Mr. Langstraat for good reason, he would have been entitled to receive monthly compensation of $439,583 over a ten-month period, resulting in total severance compensation of $4,395,833.

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

As of October 31, 2020, we employed approximately 2,016 employees. In accordance with Instruction 2 to Item 402(u) of Regulation S-K, as there have been no changes to our employee population or to our employee compensation arrangements during fiscal 2020 that we reasonably believe would result in a significant change to our pay ratio disclosure, we elected to use the same median employee that was originally identified in our Annual Report on Form 10-K for the year ended October 31, 2018 to calculate the 2020 CEO Pay Ratio. Our median employee was identified from our global employee population as of October 31, 2018. To identify our median employee, we used annual base salaries, bonuses and commissions paid to our employees in fiscal 2018 and the grant date fair value of any equity-based awards granted in fiscal 2018. For purposes of this analysis, we annualized the base salaries of full-time employees who joined the Company after the start of our fiscal year. We believe this consistently applied compensation measure reasonably reflects annual compensation across the Company’s employee base. After identifying our median employee, we calculated the median employee’s annual total compensation using the same methodology we use for our named executive officers in the Summary Compensation Table in Item 11, Executive Compensation, of this Annual Report on Form 10-K.

For fiscal 2020, the annual total compensation of Thomas E. Faust Jr., our Chief Executive Officer, was $10,986,889 and our median employee’s annual total compensation was $152,884. Accordingly, our CEO Pay Ratio for fiscal 2020 was 72 to 1.

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

Director Compensation

In fiscal 2020, the Compensation Committee engaged an independent consulting firm, Mercer Consulting, to assist in evaluating director compensation to assess the competitiveness of our compensation program for directors relative to companies within our peer group. The analysis provided by Mercer Consulting includes data on total compensation for directors, as well as the individual elements of director compensation, including annual retainers, meeting fees and equity awards.

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

Each year on the first business day in November, our non-employee Directors are granted deferred stock units with a value of $140,000. During fiscal 2019, the Compensation Committee approved a change, effective beginning in fiscal 2020, to eliminate the initial deferred stock unit award previously granted to new non-employee Directors upon their election to the Board. The deferred stock units granted to non-employee Directors on November 1, 2017 vest and settle on the date of the non-employee Director’s termination from the Board (other than for cause). Deferred stock units granted to the non-employee Directors after November 1, 2017 vest and settle on either the date of the non-employee Director’s termination from the Board (other than for cause) or on the second anniversary of the award’s grant date, depending on an election made by the non-employee Director at the time of grant.

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

The following table sets forth information regarding the compensation earned by our non-employee Directors in fiscal 2020.

Director Compensation for Fiscal 2020
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Total ($)
Ann E. Berman	169,150	154,246	323,396
Leo I. Higdon, Jr.	195,450	154,246	349,696
Paula A. Johnson	146,550	153,654	300,204
Dorothy E. Puhy	157,950	154,246	312,196
Winthrop H. Smith, Jr.	162,250	154,246	316,496
Richard A. Spillane, Jr.	146,550	154,246	300,796

(1)	These amounts represent the grant date fair value, as calculated in accordance with accounting standards, of deferred stock units granted during fiscal 2020.

As of October 31, 2020, each non-employee Director had the following number of options (all vested) and deferred stock units (all unvested) outstanding:

Director Outstanding Equity Awards at Fiscal Year-End
Name	Options #	Deferred Stock Units #
Ann E. Berman	4,045	9,490
Leo I. Higdon, Jr.	41,110	9,490
Paula A. Johnson	-	6,448
Dorothy E. Puhy	18,868	9,490
Winthrop H. Smith, Jr.	29,010	9,490
Richard A. Spillane, Jr.	41,110	9,490

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Voting Common Stock

All outstanding shares of our Voting Common Stock, $0.00390625 par value (which is the only class of our stock having voting rights) are deposited in a Voting Trust, of which the Voting Trustees were, as of October 31, 2020, Craig R. Brandon, Paul W. Bouchey, Daniel C. Cataldo, Michael A. Cirami, Cynthia J. Clemson, James H. Evans, Thomas E. Faust Jr., Maureen A. Gemma, Laurie G. Hylton, Brian D. Langstraat, Thomas B. Lee, Frederick S. Marius, David C. McCabe, Edward J. Perkin, Lewis R. Piantedosi, Charles B. Reed, Craig P. Russ, John L. Shea, Eric A. Stein, Thomas C. Seto, John Streur, Andrew N. Sveen, Payson F. Swaffield, R. Kelly Williams and Matthew J. Witkos. The Voting Trust has a term that expires on October 31, 2022. Each holder of Voting Common Stock is a Voting Trustee. In as much as the 25 Voting Trustees of the Voting Trust have unrestricted voting rights with respect to the Voting Common Stock (except that the Voting Trust Agreement provides that the Voting Trustees shall not vote such Stock in favor of the sale, mortgage or pledge of all or substantially all of the Company’s assets, any change in the capital structure or powers of the Company in connection with a merger, consolidation, reorganization or dissolution of the Company, the termination of the Voting Trust, the addition of a Voting Trustee, the removal of a Voting Trustee by the other Voting Trustees or the renewal of the term of the Voting Trust without the written consent of the holders of Voting Trust Receipts representing at least a majority of such Stock subject at the time to the Voting Trust Agreement), they may be deemed to be the beneficial owners of all of the Company’s outstanding Voting Common Stock by virtue of Rule 13d-3(a)(1) under the Securities Exchange Act of 1934. The Voting Trust Agreement provides that the Voting Trustees shall act by a majority if there are six or more Voting Trustees; otherwise they shall act unanimously except as otherwise provided in the Voting Trust Agreement. The address of the Voting Trustees is Two International Place, Boston, Massachusetts 02110.

The following table sets forth the beneficial owners at October 31, 2020 of the Voting Trust Receipts issued under the Voting Trust Agreement, which Receipts cover the aggregate of 464,716 shares of the Voting Common Stock then outstanding:

Title of Class	Name and Address of Beneficial Holder (1)	Number of Shares of Voting Common Stock Covered by Receipts	Percent of Class

Voting Common Stock	Thomas E. Faust Jr.	74,277	15.98%

Voting Common Stock	Brian D. Langstraat	27,854	5.99%

Voting Common Stock	Daniel C. Cataldo	18,623	4.01%

Voting Common Stock	Maureen A. Gemma	18,623	4.01%

Voting Common Stock	Laurie G. Hylton	18,623	4.01%

Voting Common Stock	Frederick S. Marius	18,623	4.01%

Voting Common Stock	David C. McCabe	18,623	4.01%

Voting Common Stock	Edward J. Perkin	18,623	4.01%

Voting Common Stock	John L. Shea	18,623	4.01%

Voting Common Stock	Payson F. Swaffield	18,623	4.01%

Voting Common Stock	Matthew J. Witkos	18,623	4.01%

Voting Common Stock	Paul W. Bouchey	13,927	3.00%

Voting Common Stock	Craig R. Brandon	13,927	3.00%

Voting Common Stock	Michael A. Cirami	13,927	3.00%

Voting Common Stock	Cynthia J. Clemson	13,927	3.00%

Voting Common Stock	James H. Evans	13,927	3.00%

Voting Common Stock	Thomas B. Lee	13,927	3.00%

Voting Common Stock	Lewis R. Piantedosi	13,927	3.00%

Voting Common Stock	Charles B. Reed	13,927	3.00%

Voting Common Stock	Craig P. Russ	13,927	3.00%

Voting Common Stock	Thomas C. Seto	13,927	3.00%

Voting Common Stock	Eric A. Stein	13,927	3.00%

Voting Common Stock	John Streur	13,927	3.00%

Voting Common Stock	Andrew N. Sveen	13,927	3.00%

Voting Common Stock	R. Kelly Williams	13,927	3.00%

(1) The address for each Beneficial Holder is c/o Eaton Vance Corp., Two International Place, Boston, MA 02110.

Mr. Faust is an officer and Director of the Company and Voting Trustee of the Voting Trust. Mr. Langstraat is an officer of Parametric, Director of the Company and Voting Trustee of the Voting Trust. Ms. Hylton and Messrs. Cataldo and Marius are officers of the Company and Voting Trustees of the Voting Trust. Ms. Clemson, Ms. Gemma and Messrs. Bouchey, Brandon, Cirami, Evans, Lee, McCabe, Perkin, Piantedosi, Reed, Russ, Shea, Stein, Swaffield, Seto, Streur, Sveen, Williams and Witkos are officers of the Company or its subsidiaries and Voting Trustees of the Voting Trust. No transfer of any kind of the Voting Trust Receipts issued under the Voting Trust may be made at any time unless they have first been offered to the Company at book value. In the event of the death or termination of employment with the Company or a subsidiary of a holder of the Voting Trust Receipts, the shares represented by such Voting Trust Receipts must be offered to the Company at book value. Similar restrictions exist with respect to the Voting Common Stock, all shares of which are deposited and held of record in the Voting Trust.

Non-Voting Common Stock

The Articles of Incorporation of the Company provide that our Non-Voting Common Stock, $0.00390625 par value, shall have no voting rights under any circumstances whatsoever. As of October 31, 2020, the executive officers and Directors of the Company, as a group, beneficially owned 7,902,441 shares of such Non-Voting Common Stock (including, as noted, options exercisable within 60 days of October 31, 2020 to purchase such stock and shares held in the trust of the Stock Option Income Deferral Plan for an executive officer), or 6.7 percent of the 117,997,642 total shares and share equivalents of Non-Voting Common Stock then outstanding (consisting of 114,196,609 shares outstanding plus 3,577,953 shares subject to options exercisable within 60 days of October 31, 2020 held by executive officers and Directors and 223,080 shares held in the trust of the Stock Option Income Deferral Plan for an executive officer), based upon information furnished by the officers and Directors.

The following table sets forth the beneficial ownership of our Non-Voting Common Stock as of October 31, 2020, including options exercisable within 60 days of October 31, 2020 to purchase such stock, by (1) each of the named executive officers of the Company (as defined in Executive Compensation in Item 11 of this Annual Report on Form 10-K), (2) each Director of the Company and (3) all current executive officers and Directors as a group (investment power being sole unless otherwise indicated):

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)(2)		Percent of Class(3)

Non-Voting Common Stock	Thomas E. Faust Jr.	5,395,091	(4)(5)	4.63%

Non-Voting Common Stock	Brian D. Langstraat	746,679		*

Non-Voting Common Stock	Matthew J. Witkos	713,647		*

Non-Voting Common Stock	Laurie G. Hylton	448,453	(6)	*

Non-Voting Common Stock	Frederick S. Marius	155,178		*

Non-Voting Common Stock	Winthrop H. Smith, Jr.	62,910		*

Non-Voting Common Stock	Richard A. Spillane, Jr.	50,434		*

Non-Voting Common Stock	Leo I. Higdon, Jr.	50,033		*

Non-Voting Common Stock	Dorothy E. Puhy	42,849		*

Non-Voting Common Stock	Paula A. Johnson	6,408		*

Non-Voting Common Stock	Ann E. Berman	4,045		*

All current executive officers and Directors as
a group (12 individuals)		7,902,441		6.70%

*	Percentage of class owned is less than 1 percent
(1)	Based solely upon information furnished by the individuals.
(2)	Includes shares subject to options exercisable within 60 days of October 31, 2020 granted to, but not exercised by, each executive officer and Director above.
(3)

Based on 114,196,609 outstanding shares plus options exercisable within 60 days of October 31, 2020 of 2,020,833 for Mr. Faust, 523,965 for Mr. Langstraat, 501,773 for Mr. Witkos, 230,972 for Ms. Hylton, 118,229 for Mr. Marius, 41,110 for Mr. Higdon, 41,110 for Mr. Spillane, 29,010 for Mr. Smith, 18,868 for Ms. Puhy and 4,045 for Ms. Berman. The denominator for Mr. Faust also includes 223,080 shares held in the trust of the Stock Option Income Deferral Plan for Mr. Faust.

(4)	Includes 6,200 shares held by or on behalf of Mr. Faust’s children.
(5)	Includes 223,080 shares held in the trust of the Stock Option Income Deferral Plan for Mr. Faust.
(6)	Includes 9,080 shares held by or on behalf of Ms. Hylton’s children.

Changes in Control

On October 8, 2020, Eaton Vance and Morgan Stanley announced that they had entered into a definitive agreement for Morgan Stanley to acquire Eaton Vance. The proposed transaction is subject to customary closing conditions and is expected to close in the second quarter of 2021. Obtaining the consent of the Voting Trust to approve and adopt the definitive agreement with Morgan Stanley resulted in a change in control of the Company as defined under the 2008 Plan and the 2013 Plan.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information concerning our equity compensation plans at October 31, 2020:

Equity Compensation Plan Information
(c)
Number of
	(a)	(b)	Securities
	Number of	Weighted-	Remaining Available
	Securities	Average	for Future Issuance
	to be Issued upon	Exercise Price	under Equity
	the Exercise of	of Outstanding	Compensation Plans
	Outstanding	Options,	(excluding
	Options, Warrants	Warrants and	securities reflected
Plan category	and Rights(1)	Rights	in column (a))(2)
Equity compensation plans approved
by security holders	17,072,527	$39.81	5,528,437
Equity compensation plans not
approved by security holders	-	-	-
Total	17,072,527	$39.81	5,528,437

(1) The amount appearing under the “Number of securities to be issued upon the exercise of outstanding options, warrants and rights” represents 17,072,527 shares of the Company’s Non-Voting Common Stock related to our 2013 Omnibus Incentive Plan and predecessor plans.

(2) The amount appearing under “Number of securities remaining available for future issuance under equity compensation plans” includes 18,898 shares of the Company’s Non-Voting Common Stock related to our 2013 Employee Stock Purchase Plan, 16,621 shares related to our 2013 Nonqualified Employee Stock Purchase Plan, 141,502 shares related to our 2013 Incentive Compensation Nonqualified Employee Stock Purchase Plan and 5,351,416 shares related to our 2013 Omnibus Incentive Plan, which provides for the issuance of stock options, restricted stock and deferred stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

We have established an Employee Loan Program under which a program maximum of $20.0 million is available for loans to our officers (other than executive officers) and other key employees to finance their exercise of options to acquire shares of our Non-Voting Common Stock. Loans are written for a seven-year period, are at varying fixed interest rates (currently ranging from 0.4 percent to 2.9 percent), are payable in annual installments commencing with the third year in which the loan is outstanding and are collateralized by the stock issued upon exercise of the option. We ceased making new loans under a previous loan program to our executive officers and our Directors in conformity with a federal law effective July 30, 2002. All loans under the program must be made on or before October 31, 2022. Loans outstanding under our program totaled $7.1 million at October 31, 2020.

During the fiscal year ended October 31, 2020, the Company did not at any time have any executive officers who were indebted to the Company under an employee loan program.

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

Director Independence

As of October 31, 2020, our Board of Directors consisted of Thomas E. Faust Jr., Chairman, Chief Executive Officer and President of the Company, Brian D. Langstraat, Chief Executive Officer of Parametric, and the following independent Directors, as defined under applicable NYSE listing standards: Ann E. Berman, Leo I. Higdon, Jr., Paula A. Johnson, Dorothy E. Puhy, Winthrop H. Smith, Jr. and Richard A. Spillane, Jr. Our Board of Directors has determined that each member of the Audit, Compensation, and Nominating and Governance Committees meets the standards of independence under our corporate governance guidelines and applicable NYSE listing standards, including the requirement that each member cannot have any material relationship with the Company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the Company).

Item 14. Principal Accountant Fees and Services

Audit and Non-Audit Fees

The following table presents fees for the professional audit services rendered by Deloitte & Touche LLP for the integrated audit of our annual financial statements for the years ended October 31, 2020 and 2019 and fees billed for other services rendered by Deloitte & Touche LLP during those periods.

Year Ended October 31,	2020	2019
Audit fees(1)	$4,003,082	$4,020,024
Audit-related fees(2)	1,348,200	146,000
Tax fees(3)	845,675	657,422
All other fees(4)	1,130,450	658,455
Total	$7,327,407	$5,481,901

(1) Audit fees include fees billed for the audits of the Company’s annual financial statements and internal control over financial reporting, audits of the Company’s consolidated sponsored funds, review of the financial statements included in Form 10-Q filings and services that are normally provided in connection with statutory and regulatory filings or engagements.

(2) Audit-related fees consist primarily of fees billed for a security count audit, the audit of the Company employee benefit plan, attestations on internal control over compliance and valuation services related to the Company’s audit.

(3) Tax fees consist of the aggregate fees billed for tax compliance, tax advice and tax planning for the Company (domestic and international) and tax return preparation for the Company’s consolidated sponsored funds.

(4) All other fees include $744,950 and $644,955 of fees billed in fiscal 2020 and 2019, respectively, related to audit and tax services provided to collective investment trusts and unit investment trusts managed by the Company. All other fees in fiscal 2020 include $372,000 of fees billed for miscellaneous services related to tax reform, comfort letter procedures and consultations on significant transactions. All other fees also include subscription fees of $13,500 for the Deloitte Accounting Research Tool in both fiscal 2020 and 2019.

The Eaton Vance Corp. Audit Committee or the Eaton Vance Funds Audit Committee (collectively, our Audit Committees) review all audit, audit-related, tax and all other fees at least annually. Our Audit Committees pre-approved all audit, audit-related, tax and other services in fiscal 2020 and 2019. Our Audit Committees have concluded that the provision of the services listed above is compatible with maintaining the independence of Deloitte & Touche LLP.

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

2.7

Agreement and Plan of Merger, dated October 7, 2020, by and among the Company, Morgan Stanley, Mirror Merger Sub 1, Inc. and Mirror Merger Sub 2, LLC. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on October 8, 2020.) *

3.1	Articles of Incorporation of Eaton Vance Corp., as amended. (Filed herewith.)
3.2	By-Laws of Eaton Vance Corp., as amended. (Filed herewith.)
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

4.2	Description of the Registrant’s Securities. (Incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K, filed on December 20, 2019.)
9.1	Voting Trust Agreement made as of October 30, 1997. (Incorporated by reference to Exhibit 9.1 to the Company’s Annual Report on Form 10-K, filed on January 28, 1998.)
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

9.8

Resolutions of the Voting Trustees of the Voting Trust amending the Voting Trust Agreement, dated October 30, 2019. (Incorporated by reference to Exhibit 9.8 to the Company’s Current Report on Form 10-K filed on December 20, 2019.)

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

10.9	Eaton Vance Corp. Annual Cash Performance Incentive Plan, effective as of October 28, 2020. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on November 3, 2020.) †
10.10

Form of Restricted Stock Unit Agreement under the Eaton Vance Corp. 2014 Omnibus Incentive Plan, as amended and restated. (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed on November 3, 2020.) †

10.11

Parametric Portfolio Associates LLC, Long-Term Equity Incentive Plan, as amended and restated on October 30, 2015. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on November 3, 2015.) †

10.12	2016 Parametric Phantom Incentive Plan, dated October 26, 2016. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on October 31, 2016.) †

10.13	2018 Parametric Phantom Incentive Plan, dated January 10, 2018. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 12, 2018.) †
10.14	Eaton Vance Corp. 2013 Omnibus Incentive Plan, as amended and restated on October 30, 2019. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on October 31, 2019.) †
10.15

Eaton Vance Corp. 2013 Employee Stock Purchase Plan, as amended and restated on October 25, 2017. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on October 27, 2017.) †

10.16

Eaton Vance Corp. Deferred Alpha Incentive Plan, as amended and restated on October 25, 2017. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on October 27, 2017.) †

10.17

Eaton Vance Employee Loan Program – Restatement No. 4 (formerly called the Eaton Vance Corp. 1998 Executive Loan Program) effective as of October 24, 2018. (Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K, filed on December 21, 2018.) †

10.18

Credit Agreement, dated December 11, 2018, by and among Eaton Vance Corp. as borrower, Wells Fargo Bank, National Association as administrative agent, Eaton Vance Management (a wholly-owned subsidiary of Eaton Vance Corp.) as guarantor and the lenders thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 14, 2018.)

10.19

First Amendment to Eaton Vance Corp. Deferred Alpha Incentive Plan, dated October 29, 2019. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on October 31, 2019.) †

10.20	Employment Agreement with Brian D. Langstraat, dated September 10, 2003. (Incorporated by reference to Exhibit 10.18 to the Company’s Current Report on Form 10-K filed on December 20, 2019.) †
10.21	Restrictive Covenant Agreement of Brian D. Langstraat, dated September 10, 2003. (Incorporated by reference to Exhibit 10.19 to the Company’s Current Report on Form 10-K filed on December 20, 2019.) †
21.1	List of the Company’s Subsidiaries as of October 31, 2019. (Filed herewith.)
23.1	Consent of Independent Registered Public Accounting Firm. (Filed herewith.)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith.)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith.)

99.1	List of Eaton Vance Corp. Open Registration Statements. (Filed herewith.)
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
*

The schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of such schedules and exhibits, or any section thereof, to the SEC upon request.

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

December 22, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Eaton Vance Corp. and in the capacities and on the dates indicated:

/s/ Thomas E. Faust Jr.	Chairman, Chief Executive	December 22, 2020
Thomas E. Faust Jr.	Officer and President

/s/ Laurie G. Hylton	Chief Financial Officer	December 22, 2020
Laurie G. Hylton

/s/ Julie E. Rozen	Chief Accounting Officer	December 22, 2020
Julie E. Rozen

/s/ Ann E. Berman	Director	December 22, 2020
Ann E. Berman

/s/ Leo I. Higdon, Jr.	Director	December 22, 2020
Leo I. Higdon, Jr.

/s/ Paula A. Johnson	Director	December 22, 2020
Paula A. Johnson

/s/ Brian D. Langstraat	Director	December 22, 2020
Brian D. Langstraat

/s/ Dorothy E. Puhy	Director	December 22, 2020
Dorothy E. Puhy

/s/ Richard A. Spillane, Jr.	Director	December 22, 2020
Richard A. Spillane, Jr.

/s/ Winthrop H. Smith, Jr.	Director	December 22, 2020
Winthrop H. Smith, Jr.